Form 10-K
period 1996-05-31
ARTS WAY MANUFACTURING CO INC
filed 1997-05-02
CIK 7623

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON D.C.   20549

                          FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 1996  Commission File No. 0-5131

                  ART'S-WAY MANUFACTURING CO., INC.

         DELAWARE                            42-0920725
     State of Incorporation    I.R.S. Employee Identification No.
        Armstrong, Iowa                            50514
 Address of principal executive offices           Zip Code

Registrant's telephone number, including area code: (712) 864-3131 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                        Common stock $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing for the past 90 days.
Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or informational statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ( )

Aggregate market value of the voting stock held by non-affiliates of the Registrant on August 5, 1996: $4,441,649.

Number of common shares outstanding on August 11, 1996: 1,086,631.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant's 1996 Annual Meeting of Stockholders to be filed within 120 days of May 31, 1996 are incorporated by reference into Part III. Exhibits in Registrant's Registration Statement on Form S-8 filed on October 23, 1992, its Annual Report on Form 10-K for the fiscal years ended, May 30, 1981, and May 27, 1989, its Quarterly Report on Form 10-Q for the quarter ended February 24, 1990,its Current Report on Form 8-K dated October 27, 1989 and its Proxy Statement for its 1991 and 1993 Annual Meetings are incorporated by reference to the exhibit index attached hereto.


                   Art's-Way Manufacturing Co., Inc.

                        Index to Annual Report
                            on Form 10-K


                                                            Page
Part I
      Item 1 - Description of Business                    3 thru 4

      Item 2 - Properties                                      5

      Item 3 - Legal Proceedings                               5

      Item 4 - Submission of Matters to a Vote of              5
                 Security Holders
Part II
      Item 5 - Market for the Registrant's Common Stock
               and Related Security Holder Matters             6

      Item 6 - Selected Financial Statement Data             6 & 7

      Item 7 - Management's Discussion and Analysis       7 thru 9
                 of Financial Condition and Results of Operations

      Item 8 - Consolidated Financial Statements               9
                  and Supplemental Data
      Item 9 - Changes in and Disagreements with Accountants   9
               on Accounting and Financial Disclosure
Part III
      Item 10 - Directors and Executive Officers of           10
                  the Registrant

      Item 11 - Executive Compensation                        10

      Item 12 - Security Ownership of Certain Beneficial      10
                         Owners and Management
      Item 13 - Certain Relationships and Related Transactions10

Part IV
      Item 14 - Exhibits, Financial Statement Schedules and   11
                  Reports on Form 8-K

PART I

Item 1.   Description of Business

	(a) General Development of Business

	Art's-Way Manufacturing Co.,Inc.(the Company or Art's-Way) began operations as a farm equipment manufacturer in 1956. Its manufacturing plant is located in Armstrong, Iowa.

	During the past five years, the business of the Company has remained substantially the same.

	(b) Financial Information About Industry Segments

	In accordance with generally accepted accounting principles, Art's-Way has only one industry segment, metal fabrication.

	(c) Narrative Description of Business

	The Company manufactures specialized farm machinery and garden and recreational products under its own and private labels.

	Equipment manufactured by the Company under its own label includes: portable and stationary animal feed processing equipment and related attachments used to mill and mix
        feed grains into custom animal 	feed rations; a high bulk
        mixing wagon to mix animal feeds containing silage, hay and grain; a line of mowers, cutters and stalk shredders; minimum till seed bed preparation equipment; sugar beet and potato harvesting equipment; a line of land management equipment; and lawn, garden and recreational products, primarily small wagons and trailers.

	Research and development efforts have been put forth in the development of the Company's product lines, both in the development of new products and the upgrading of existing lines. The expenditures should result in increased future sales.

	Private label manufacturing of farm equipment accounted for 22%, 18% and 17% of total sales for the fiscal years 1996, 1995 and 1994, respectively.

	Art's-Way labeled products are sold through equipment dealers.

	Raw materials are acquired from domestic sources and normally are readily available.

	The Company maintains patents and manufacturing rights on several of its products covering unique aspects of design and has trademarks covering product identification. Royalties are paid by the Company for use of certain manufacturing rights. The validity of its patents has not been judicially determined and no assurance can be given as to the extent of the protection which the patents afford.

	In the opinion of the Company, its patents, trademarks and licenses are of value in securing and retaining business.

	The Company's agricultural products are seasonal; however, with recent additional product purchases and the development of mowers, cutters, shredders, beet and potato harvesting machinery, coupled with private labeled products, the impact of seasonality has been decreased to some extent because the peak periods occur at different times. In common with other manufacturers in the farm equipment industry, the Company's business is affected by factors peculiar to the farm equipment field such as fluctuations in farm income resulting from crop damage caused by weather and insects, by government farm programs, and by other unpredictable variables such as interest rates.

	The farm equipment industry has a history of carrying significant inventory at dealers locations. The Company's beet, shredder and potato product lines are
        sold with extended terms, however, the 	remainder of
        the product lines are normally sold with 30 day terms.

	In addition to sales under its own trademarks, the Company manufactures feed processing products, forage blowers and service parts for J. I. Case under its label. For the fiscal years 1996, 1995 and 1994 sales to J. I. Case aggregated approximately 15%, 15% and 16% of total sales, respectively.

	The backlog of orders on May 31, 1996 compared to that of May 31, 1995 was as follows: beet harvesting equipment was $837,000 compared to $0, potato harvesting equipment was $421,000 compared to $0, and other agricultural products were $717,000 compared to $738,000. The increase of backlog orders for beet harvesting equipment was primarily due to later shipments in the 1996 year than in the 1995 year. The backlog of potato harvesting equipment at May 31, 1996 reflects orders for equipment that was not manufactured the previous year. The backlog of orders is expected to be filled during the current fiscal year.

	The Company currently does no business with any local, state or federal government agencies.

	The feed processing products, including private labeled units, compete with similar products of many other manufacturers. There are estimated to be more than 20 competitors producing similar products and total market statistics are not available. The Company's products are competitively priced with greater diversity than most competitor product lines. Beet harvesting equipment is manufactured by 4 companies which have a significant impact on the market. The Company's share of this market is estimated to be about 50%. Other products such as mowers, cutters and shredders are manufactured by approximately 25 other companies with total market statistics unavailable; however, the Company believes its products are competitively priced and their quality and performance are above average in a market where price, product performance and quality are principal elements.

	The Company is engaged in experimental work on a continual basis to improve the present products and create new products. Research costs were primarily expended on the following: a new line of feed processing products, consumer utility wagons and trailers and continuing the development of beet harvesting equipment. All research costs are expensed as incurred (See also Note 1 to the Consolidated Financial Statements).

	The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of materials into the environment. The Company does not anticipate that future expenses or capital expenditures relating to compliance with such regulations will be material.

	During fiscal 1996, the Company had peak employment of 172 full-time employees. Of this total 131 were factory and production employees, 7 were engineers and engineering draftsman, 21 were administrative employees and 13 were in sales and sales management. Because of the seasonal nature of the Company's business, the number of employees fluctuates.

	The Company's employees are not unionized.  There has
        been no work stoppage in the Company's 	history and no
        stoppage is, or has been, threatened. The Company believes its relationship with its employees is good.

	(d) Financial Information about Foreign and Domestic
        Operation and Export Sales

	The Company has no foreign operations; its export sales, primarily to Canada, accounted for less than 1% of sales and less than 1% of operating income (loss) in each of the fiscal years 1996, 1995 and 1994.

Item 2.  Properties

	The existing executive offices, production and warehousing facilities of Art's-Way are built of hollow clay block/ concrete and contain approximately 240,000 square feet of usable space. Most of these facilities have been constructed since 1965 and are in good condition. The
        Company owns approximately 140 	acres of land west of
        Armstrong, Iowa.

Item 3. Legal Proceedings

	(See Note 9 to Consolidated Financial Statements.)

Item 4. Submission of Matters to a Vote of Security Holders

	Not Applicable.




PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Security Holder Matters

	(a)   Price Range of Common Stock

                  Per Share Common Stock Bid Prices by Quarter
                                     Fiscal Year Ended
                              May 31, 1996       May 31, 1995
                             High    Low        High    Low
First Quarter                6 5/8    5        10 1/8    7
Second Quarter               5 3/4    5         8 3/4    7 1/2
Third Quarter                5 3/8    4 1/4     8 1/4    5
Fourth Quarter               5 1/4    4 1/4     6 1/2    5 1/4

The Common Stock is traded in the over-the-counter market and the range of closing bid prices shown above is as reported by NASDAQ. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(b)   Approximate Number of Equity Security Holders

                                      Approximate number of
             Title of Class    Record Holders as of August 5, 1996
           Common Stock, $.01
              Par Value                       300

(c)   Dividend Policy

      Holders of Common Stock of Art's-Way Manufacturing Co., Inc. are entitled to a pro rata share of any dividends as may be declared from time to time from funds available and to share pro rata in any such distributions available for holders of Common Stock upon liquidation of the Company.The Company has not paid a dividend during the past four years.

Item 6.  Selected Financial Statement Data

     The following tables set forth certain information concerning the Income Statement and Balance Sheet of the Company and should be read in conjunction with the Consolidated Financial Statements and the notes thereto appearing elsewhere in this Report.

     (a) Selected Income Statement Data (In Thousands of Dollars,
          Except Per Share Amounts)

                                       Fiscal Year Ended
                       May 31,  May 31,  May 28,  May 29,  May 30,
                        1996     1995     1994     1993     1992
Net Sales            $13,830   $20,298   $20,473  $20,308  $19,440
Net Income (Loss)    $  (772)  $(1,058)  $   623  $   356  $   107
Income (Loss) Per
  Share (1)          $  (.72)  $  (.99)  $   .58  $   .34  $   .10

(1) Based on weighted average number of shares outstanding of 1,077,359 in 1996, 1,070,391 in 1995,1,064,898 in 1994,
      1,054,559 in 1993, and 1,030,849 in 1992.

(a) Selected Balance Sheet Data (In Thousands of Dollars, Except Per Share Amounts)
                        May 31,  May 31, May 28, May 29,  May 30,
                         1996     1995    1994    1993     1992
Total Assets           $11,886   $14,903 $17,261 $14,866  $11,758
Long-Term Debt         $ 1,846   $ 1,573 $ 2,173 $ 2,723  $ -0-
Dividends Per Share    $   .00   $   .00 $   .00 $   .00  $   .30

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

	The following discussion and analysis of financial condition and results of operations of the Company And its subsidiary is based on the Consolidated Financial Statements and the notes thereto included herein.

	(a) and (b) Liquidity and Capital Resources

	Comparison of FY 1996 with FY 1995

	Cash provided by operations was used to reduce bank debt. There were no major capital expenditures during the 1996 fiscal year. Cash generated from reductions in inventory and accounts receivable was used to reduce trade accounts payable.

    The reduction in inventory and accounts receivable reflects the lower level of sales in the 1996 fiscal year as compared to the fiscal year 1995. The Company continues its emphasis on inventory reductions. In August 1996, the Company refinanced its existing senior indebtedness with a new bank. This new agreement provides for a revolving credit facility of up to $6,200,000 for operating needs based on a percentage of the Company's accounts receivable and inventory and allows within the revolving credit facility for the issuance of Letters of Credit in an aggregate amount not exceeding $300,000. The interest on this credit facility is one and one-half percent per annum in excess of the bank's referenced rate (9.75% at May 31, 1996) and two percent on the Letter of Credit sub-facility (10.25% at May 31,1996). This new banking relationship will allow the Company a greater borrowing base to facilitate new product growth and to provide for ongoing working capital needs. Future capital needs of the Company will be met by cash from operations and additional borrowing.

    The agreement also provides for a term loan in the principal amount of $2,130,000. The principal amount is repayable in monthly installments of $35,500 for twenty-four months with the final payment due at the twenty fourth month unless the revolving credit facility is renewed. In the event that the term of the revolving credit facility is subsequently extended the term loan shall continue toamortize based upon the payment schedule outlined above. The interest rate on this credit facility is one and one-half percent in excess of the bank's reference rate (9.75% at May 31, 1996).

    All loans, advances and other obligations, liabilities and indebtedness of the Company are secured by all present and future assets.

    Comparison of FY 1995 with FY 1994

    Cash provided by operations and financing activities was used for the acquisition of property, plant and equipment.
    Inventory and accounts receivable decreases were offset by decreases in accounts payable and a net loss.

    The reduction in inventory resulted from a curtailment of production activity as the level of sales activity decreased. The lower accounts receivable at FY 1995 year end compared to that at FY 1994 year end was due to lower sales in May 1995 than May 1994.

    Accounts payable at FY 1995 year end was $810,000 lower than at FY 1994 year end as the level of material purchases were reduced during the fourth quarter of FY 1995 in line with the curtailment of production.

    The cash used for acquisition of property, plant and equipment was primarily for normal additions and replacements of manufacturing machinery and equipment.

    The cash provided by financing activities was obtained from additional short-term borrowings under the existing line of credit. The Company was in compliance with, or has obtained waivers for all applicable covenants under the existing line of credit.

    The Company's current ratio during the three preceding fiscal years and its working capital are as shown in the following table:

                         May 31, 1996  May 31, 1995  May 28, 1994
Current Assets            $ 9,578,494   $12,040,740   $13,977,807
Current Liabilities       $ 4,593,848   $ 7,309,511   $ 8,069,035
Working Capital           $ 4,984,646   $ 4,731,299   $ 5,908,772

Current Ratio                  1.9           1.6          1.7

(c)   Results of Operations

      Comparison of FY 1996 with FY 1995

    Sales for FY 1996 were down $6,468,000 from FY 1995 sales.This 32% reduction in sales was in the company's two major areas of business - sugar beet equipment and feed processing equipment. Sales of sugar beet equipment fell 48% as the Company adjusted dealer inventories from a wholesale sales push in 1995. Feed processing sales were off 36% due to extremely high cost of feed,primarily corn, which severely crimped the Company's customers'ability to purchase new machines.Sales of the company's other products, including service parts declined a more modest 10%.

    Gross profit fell 30% on the lower sales volume, including a $350,000 inventory market write-down taken in the fourth quarter.Without this write-down, gross profit would have been down approximately 23%. The percent of cost of goods sold to net sales declined to 76.9% from 77.5% a year ago, including the impact of the inventory write-down. Before the inventory write-down the percent of cost of goods sold was 74.3%. The
    3.2 percentage point improvement is encouraging because the market conditions pertaining to most of the Company's products allowed little if any room for price increases. The improvement came about through significant improvements in manufacturing efficiencies and purchasing.

    Operating expenses were reduced almost 34% from 1995. With the completion of the major new product initiative undertaken in 1994 and 1995, engineering expenses were scaled back significantly, particularly in the area of prototype expense. Other major cut-backs occurred in all areas of the Company, resulting in the number of indirect and salaried employees at May 31, 1996 to be 73 vs 105 a year ago.Operating expenses as a percent of net sales were 27%, 28% and 28% in fiscal1996, 1995 and 1994. The reduction in expenses and improvement in the cost of goods sold percent has enabled the loss from operations to be reduced 48% from 1995.

    Interest expense fell 18% from 1995, as production schedules, inventories and accounts receivable were reduced. Other expenses were up significantly due to fees associated with the new loan agreement.

    The effective income tax rate was (32.4%) for fiscal year 1996 compared to (35.7%) for fiscal year 1995. Changes in the rate are due almost entirely to research and development credits.

    Comparison of FY 1995 with FY 1994

    Sales for FY 1995 were down $175,000 over FY 1994 sales. This small decrease was the difference between a $297,000 decrease in Art's-Way brand product sales and an increase of $122,000 in OEM sales.

    Gross profit as a percentage of sales was 22.5% in FY 1995 and 33.6% in FY 1994. This decrease in gross margin was due primarily to start up costs associated with new products.

    Operating expenses decreased $150,000 in FY 1995 from FY 1994. Engineering expenses decreased $151,000 primarily due to lower product development costs. Selling expenses increased $135,000 as new employees were hired to expand our distribution.General and administrative expenses decreased $134,000 due to the non recurring expenses of defeating a unionization attempt in FY 1994.

    The effective income tax rate was (35.7%) for fiscal year 1995 compared to 25.1% for fiscal year 1994.Changes in the rate are due almost entirely to research and development credits.

    Utilization of Deferred Tax Assets

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

    Based upon the reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, management believes it is more likely than not the Company will realize the benefits of these deductible differences at May 31, 1996. See also Note 8 to the Consolidated Financial Statements.

Item 8. Consolidated Financial Statements and Supplemental Data

	Consolidated Financial Statements and Supplemental Data for the three years ended May 31, 1996 are presented in a separate section of this Report following Part IV.

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.

	Not Applicable.


    PART III

Item 10.  Directors and Executive Officers

  The information required by Item 10 is incorporated by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after May 31, 1996 which is included as Exhibit 99.1 hereto and incorporated herein by this reference.

Item 11.  Executive Compensation

  The information required by Item 11 is incorporated by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after May 31, 1996 which is included as Exhibit 99.1 hereto and incorporated herein by this reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The information required by Item 12 is incorporated by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after May 31, 1996 which is included as Exhibit 99.1 hereto and incorporated herein by this reference.


Item 13.  Certain Relationships and Related Transactions

  The information required by Item 13 is incorporated by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after May 31, 1996 which is included as Exhibit 99.1 hereto and incorporated herein by this reference.


PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

	(a)   Index to Financial Statements and Schedules

	See index to financial statements and supporting schedules on page F-2.

	(b)   Reports on Form 8-K

        No current Reports on Form 8-K have been filed during the last fiscal quarter of the period covered by this Report.

	(c)   Index to Exhibits

	Any exhibits filed with Securities and Exchange Commission will be supplied upon written request of William T. Green, Vice President, Finance, Art's-Way Manufacturing Co., Inc. Highway 9 West, Armstrong, Iowa 50514. A charge will be made to cover copying costs. See Exhibit Index below.


Exhibits Required to be Filed

   Number                  Exhibit Description

    2        Agreement and Plan of Merger for Reincorporation
             of Company in Delaware.  Incorporated by reference
             to Exhibit 2 of Annual Report on Form 10-K for the year ended May 27, 1989.
    3 Certificate of Incorporation and By-laws for Art's-Way Manufacturing Co., Inc. Incorporated by reference to Exhibit 3 of Annual Report on
             Form 10-K for the year ended May 27, 1989.
   10 Incorporated by reference are the Material Contracts filed as Exhibit 10 of the Annual Report on Form 10-K for the fiscal year ended May 30, 1981.
   10.1 Agreement between the Company and FWH, Inc. dated October 27, 1989. Incorporated by reference to Current Report on Form 8-K dated October 27, 1989.
   10.2 Agreement between the Company and FWH, Inc. dated March 7, 1990. Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended February 24, 1990.
   10.3 Art's-Way Manufacturing Co.,Inc. 401(k) Savings Plan. Incorporated by reference to Exhibit 28 (a) to the Art's-Way Manufacturing Co., Inc. Registration Statement on Form S-8 filed on October 23, 1992.
   10.4 Art's-Way Manufacturing Co., Inc. Employee Stock Option Plan (1991). Incorporated by reference to Exhibit "A" to Proxy Statement for Annual Meeting
             of Stockholders held on October 15, 1991.
   10.5 Art's-Way Manufacturing Co., Inc. Director Stock Option Plan (1991). Incorporated by reference to Exhibit "B" to Proxy Statement for Annual Meeting
             of Stockholders held on October 15, 1991.
   99.1 Proxy Statement for 1996 Annual Meeting to be filed on or before 120 days after May 31, 1996.
                               11


INDEPENDENT AUDITORS' REPORT


The Board of Directors
Art's-Way Manufacturing Co., Inc.:


We have audited the accompanying consolidated financial statements of Art's-Way Manufacturing Co., Inc. and subsidiary as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule bases on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Art's-Way Manufacturing Co., Inc. and subsidiary at May 31, 1996 and May 31, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole,present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company adopted the provisions of the Financial
Accounting Standards Board's Statement of Financial Accounting
Standards No. 109, Accounting for Income Taxes, in 1994.


						KPMG PEAT MARWICK LLP

Omaha, Nebraska
July 10, 1996, except as to
Note 12, which is as of
August 23, 1996
                                   F-1


                   ART'S-WAY MANUFACTURING CO., INC.



             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 AND FINANCIAL STATEMENT SCHEDULE




CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations -
  Three years ended May 31, 1996.....................      F-3

Consolidated Balance Sheets -
  May 31, 1996 and May 31, 1995........................  F4 - F-5

Consolidated Statements of Stockholders' Equity -
  Three years ended May 31, 1996.....................      F-6

Consolidated Statement of Cash Flows -
  Three years ended May 31, 1996.....................      F-7

Notes to Consolidated Financial Statements -
  Three years ended May 31, 1996....................... F-8 - F-14


SCHEDULE SUPPORTING CONSOLIDATED
	FINANCIAL STATEMENTS

  Schedule VII  -  Valuation and Qualifying Accounts..      S-1


All other schedules have been omitted as the required information is not applicable or the information is included in the consolidated financial statements or related notes.

                          F-2


ART'S-WAY MANUFACTURING CO., INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                       YEARS ENDED
		             May 31,      May 31,      May 28,
                              1996         1995         1994

NET SALES                 $13,830,471  $20,298,140   $20,472,821
COST OF GOODS SOLD         10,289,375   15,723,406    13,595,885
INVENTORY MARKET WRITE-DOWN   350,000	        -               -

GROSS PROFIT                3,191,096    4,574,734     6,876,936

EXPENSES:
  Engineering                 278,426      551,739       703,101
  Selling	            1,495,415    2,201,531     2,066,824
  General and administrative1,984,417    2,912,447     3,046,019
        Total expenses      3,758,258    5,665,717     5,815,944

INCOME (LOSS) FROM OPERATIONS(567,162)  (1,090,983)    1,060,992

OTHER INCOME (DEDUCTIONS):
    Interest expense	     (459,066)    (558,321)     (288,955)
    Other	             (115,750)       4,215        59,762
        Net deductions	     (574,816)    (554,106)     (229,193)

INCOME (LOSS) BEFORE       (1,141,978)  (1,645,089)      831,799
    INCOME TAXES
INCOMETAX EXPENSE            (370,051)    (586,601)      208,905
    (BENEFIT)(Note 8)
NET INCOME (LOSS)           $(771,927) $(1,058,488)     $622,894


NET INCOME (LOSS) PER SHARE    ($0.72)      ($0.99)        $0.58

See accompanying notes to consolidated financial statements.

                                         F-3
ART'S-WAY MANUFACTURING CO., INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
                                              May 31,	  May 31,
ASSETS		                               1996	   1995

CURRENT ASSETS:
   Cash and cash equivalents (Note1)        $  91,513    $ 86,051
   Accounts receivable-customers,
    net of allowance for doubtful accounts
    of $26,975 and $27,000 in 1996 and 1995,
      respectively (Notes 5 and 10)         2,464,241    3,410,625
   Inventories (Notes 2 and 5)              6,200,743    7,428,243
   Current recoverable income tax	       -	   668,742
   Deferred income taxes (Note 8)             734,522      405,947
   Other current assets                        87,475       41,132

         Total current assets               9,578,494    2,040,740


PROPERTY, PLANT AND EQUIPMENT,
 at cost (Notes 3 and 5)	            9,091,255    9,094,448
  Less accumulated depreciation             6,783,941    6,232,453

 Net property, plant and equipment          2,307,314    2,861,995


   TOTAL	                          $11,885,808  $14,902,735

See accompanying notes to consolidated financial statements.

		                              May 31,     May 31,
LIABILITIES AND STOCKHOLDERS' EQUITY           1996        1995
CURRENT LIABILITIES:
  Notes payable to bank (Note 5)	    $2,281,809  $3,200,000
  Short term note				-          600,000
  Current portion of long-term debt (Note 5)   426,000     600,000
  Accounts payable	                       506,912   1,934,316
  Customer deposits	                       371,801      95,614
  Accrued expenses (Note 4)	             1,007,326     879,581
  Income taxes payable	                            -	       	-

         Total current liabilities	     4,593,848   7,309,511
LONG-TERM DEBT,excluding current portion     1,420,000     973,334
(Note 5)

DEFERRED INCOME TAXES (Note 8)                 160,038     205,734
         Total liabilities	             6,173,886   8,488,579

STOCKHOLDERS' EQUITY:
  Common stock - $.01 par value.  Authorized
   5,000,000 shares; issued 1,340,778 shares    13,408     13,408
  Additional paid-in capital	             2,295,089	2,356,789
  Retained earnings	                     5,840,870  6,612,797
 		                             8,149,367  8,982,994
  Less cost of common shares in treasury of
    254,147 in 1996 and 267,847 in 1995      2,437,445  2,568,838
         Total stockholders' equity          5,711,922  6,414,156
 CONTINGENCIES (Note  9)
         TOTAL	                           $11,885,808 $14,902,735


                                 F-5
ART'S-WAY MANUFACTURING CO., INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE YEARS ENDED MAY 31, 1996

					               Additional
	              Number of  Stated    Paid -In    Retained   Treasury
BALANCE,	       Shares    Par Value Capital     Earnings   Stock       Total
 MAY 29, 1993  1,061,128  13,408    2,390,775   7,048,391  (2,682,037) 6,770,537
  Net income       -        -          -        622,894	       -       622,894
  Common treasury  5,703    -       (16,200)        -        54,696    38,496
     shares issued
BALANCE,
 MAY 28,1994  1,066,831  13,408    2,374,575   7,671,285 (2,627,341) 7,431,927
  Net loss                                     (1,058,488)          (1,058,488)
  Common treasury  6,100            (17,786)                 58,503    40,717
    shares issued
BALANCE,
 MAY 31,1995  1,072,931   13,408    2,356,789   6,612,797 (2,568,838) 6,414,156
  Net loss	                                     (771,927)              (771,927)
  Com. treasury  13,700             (61,700)                 131,393   69,693
    shares issued
BALANCE,
 MAY 31,1996  1,086,631   13,408    2,295,089   5,840,870  (2,437,445) 5,711,922

See accompanying notes to consolidated financial statements.


                                          F-6


ART'S-WAY MANUFACTURING CO., INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               YEARS ENDED
                                     May 31,     May 31,    May 28,
                                      1996        1995       1994
CASH FLOWS FROM OPERATIONS:
 Net income (loss)               $(771,927) $(1,058,488) $622,894
 Adjustments to reconcile net income
 (loss) to net cash used by operations:
   Depreciation                    572,109     621,809   606,886
   Changes in assets and liabilities:
   (Increase) decrease in:
    Accounts receivable            946,384     517,249   580,375
    Inventories	                 1,227,500   1,790,429(2,453,571)
    Other current assets           (46,343)    185,215   (43,430)
     Increase (decrease) in:
     Accounts payable           (1,427,404)   (810,196)  333,262
     Customer deposits             276,187    (267,749)  123,861
     Accrued expenses	           127,745    (155,982)   43,006
     Income taxes, net	           294,471    (783,112) (120,556)

      Total adjustments          1,970,649   1,097,663  (930,167)
      Net cash provided (used)
       by operations             1,198,722      39,175  (307,273)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant     (19,568)    216,531)(1,134,590)
  and equipment
 Proceeds from sale of property, plant
  and equipment - net	            2,140      15,786    124,430
  Net cash used in investing      (17,428)    200,745)(1,010,160)
   activities

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease)in bank debt(1,245,525)  100,000  1,250,000
  Proceeds from issuance of common stock
  from treasury	                     69,693     40,717     38,496
  Net cash (used) provided by    (1,175,832)   140,717  1,288,496
  financing activities

Net increase (decrease) in cash and cash
    equivalents                       5,462    (20,853)   (28,937)
Cash and cash equivalents at
    beginning of year                86,051    106,904    135,841
Cash and cash equivalents at
    end of year                     $91,513    $86,051   $106,904

 Supplemental disclosures of cash
    flow information:
       Interest	                   $490,876   $514,376   $270,922
       Income taxes                   6,992    196,511    329,461

See accompanying notes to consolidated financial statements.

                                     F-7
            ART'S-WAY MANUFACTURING CO., INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED MAY 31, 1996


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CONSOLIDATION

    The consolidated financial statements include the accounts of Art's-Way Manufacturing Co.,Inc.("Company" or "Art's-Way") and its subsidiary, A-W Transportation Co. All material intercompany balances and transactions have been eliminated in consolidation. As of August 4, 1995, A-W Tansportation Co. was administratively dissolved.

    INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

    DEPRECIATION

    Depreciation of plant and equipment is provided using the straight-line method, based on estimated useful lives of the assets.

    PROPERTY, PLANT AND EQUIPMENT

    When assets are sold, abandoned or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the applicable accounts; any resulting gain or loss is recognized in earnings.

    Maintenance and repairs are charged to expense as incurred.
    Renewals and betterments are capitalized and depreciated over their estimated useful lives.

    CASH EQUIVALENTS

    For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

    INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                                 F-8
RESEARCH AND DEVELOPMENT

    Research and development costs are expensed when incurred.
    Such costs approximated $224,000 in 1996, $239,000 in 1995 and $495,000 in 1994.

INCOME (LOSS) PER SHARE

    Income (loss) per common share is based on the weighted average number of shares outstanding and equivalent common shares from dilutive stock options of1,077,359 shares in 1996, 1,070,391 shares in 1995 and 1,064,898 shares in 1994. The difference between primary and fully diluted earnings (loss) per share is not material.

USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles.
    Actual results could differ from those estimates.

2.   INVENTORIES

        Major classes of inventory are:      1996      1995
          Raw materials                   $631,354    $245,200
          Work in process                2,235,737   2,520,625
          Finished goods                 3,683,652   4,662,418
          Inventory market write-down     (350,000)      -
             Total                      $6,200,743  $7,428,243

3.   PROPERTY, PLANT AND EQUIPMENT

        Major classes of property, plant and equipment are:
                                            1996       1995
          Land                           $ 180,909   $ 180,909
          Buildings                      2,601,250   2,601,250
          Machinery and equipment        5,905,768   5,906,551
          Patterns and dies                158,596     158,596
          Trucks and automobiles           124,387     126,797
          Furniture and fixtures           120,345     120,345
              Total                     $9,091,255  $9,094,448

4.   ACCRUED EXPENSES
       Major components of accrued expenses are:
                                            1996        1995
         Salaries, wages and commissions $ 305,413   $ 403,329
         Provision for pending claims      160,000     100,000
         Other                             541,913     376,252
           Total                       $ 1,007,326   $ 879,581

                                   F-9
5.   LOAN AND CREDIT AGREEMENTS

	Line of Credit

        In August 1995, the Company refinanced its existing senior indebtedness with a new bank. This new agreement provides for a revolving credit facility of up to $6,200,000 for operating needs based on a percentage of the Company's accounts receivable and inventory and allows within the revolving credit facility for the issuance of Letters of Credit in an aggregate amount not exceeding $300,000.The interest on this credit facility is one and one-half per-cent per annum in excess of the bank's referenced rate (9.75% at May 31, 1996) and two percent on the Letter of Credit sub-facility (10.25% at May 31,1996).

	At May 31, 1996, borrowings under the revolving line of credit were $2,281,809 and the bank had issued $100,000 in Letters of Credit which guaranteed obligations carried on the consolidated balance sheet.

	The agreement also provides for a term loan in the principal amount of $2,130,000. The principal amount is repayable in monthly installments of $35,500 for twenty-four months with the final payment due at the twenty-fourth month unless the revolving credit facility is renewed.In the event that the term of the revolving credit facility is subsequently extended, the term loan shall continue to amortize based upon the payment schedule outlined above.The interest rate on this credit facility is one and one-half percent in excess of the bank's reference rate (9.75% at May 31, 1996).

	All loans, advances and other obligations, liabilities and indebtedness of the Company are secured by all present and future assets.

	Unused borrowings under the revolving line of credit were $502,000 at May 31, 1996. The Company pays an unused line fee equal to three-eighths of one percent of the unused portion of the revolving loan facility .


	Long-Term Debt

	A summary of the Company's long-term debt is as follows at May 31, 1996 and May 31, 1995:

                                                 1996       1995
Installment promissory note dated August 31,1995,
in the original principal sum of $2,130,000,
payable in monthly installments of $35,500
plus interest at one and one half percent
over the bank's national money market rate
(9.75% at May 31,1996), secured              $1,846,000      -

Installment promissory note dated August 12,1992,
in the original principal sum of $600,000,
payable in 60 monthly installments of
$10,000 plus interest due September 1, 1997,
secured                                           -    $ 280,000

Installment promissory note dated
December 11,1992, in the original principal
sum of $2,000,000,payable in 60 monthly
installments of $33,333 plus interest
due January 1, 1998, secured                      -     1,066,676

Installment promissory note dated
February 26, 1993, in the original principal
sum of $400,000, payable in 60 monthly
installments of $6,667 plus interest
due March 1, 1998, secured                        -       226,658
       Total long-term debt                   1,846,000 1,573,334
Less current portion of long-term debt          426,000   600,000

   Long-term debt, excluding current portion $1,420,000  $973,334

The installment promissory notes payable bear interest at one and one-half percent over the bank's national money market rate
(9.75% at May 31, 1996).

All borrowings under the installment notes payable are secured by the cash, accounts receivable, inventories and property, plant and equipment of the Company. The agreement requires the Company to maintain minimum levels of tangible net worth and specified ratios as defined, of debt to tangible net worth and net cash income to current maturities. The Company was in compliance with, or has obtained waivers for, all applicable covenants. Retained earnings of $5,840,870 are restricted and are not available for the payment of dividends.

A summary of the minimum maturities of long-term debt follows:

                              Year                Amount

                              1997               $426,000
                              1998               $426,000
                              1999               $426,000
                              2000               $142,000

6. EMPLOYEE BENEFIT PLANS

   The Company sponsors a 401(k) savings plan which covers substantially all full-time employees. Participating employees are required to contribute as salary reductions a minimum of 4% of their compensation,and any Company match is discretionary at the approval of the Board of Directors.Company contributions approximated $0 in 1996, $165,000 in 1995 and $178,000 in 1994.

7. STOCK OPTION PLANS

   Incentive Stock Option Plans have been adopted by the Company whereby stock options may be granted to key employees to purchase shares of common stock of the Company at a price not less than its fair market value at the date the options are granted. Options for an aggregate of 250,000 shares of common stock may be granted. Each option will be for a period of ten years and may be exercised at a rate of 25% at the date of grant and 25% on the first, second and third anniversary date of the grant on a cumulative basis.

   Under the 1991 Director Option Plan, options may be granted to nonemployee directors at a price not less than fair market value at the date the options are granted. Nonemployee directors who have served for at least one year are automatically granted options to purchase 5,000 common shares. Options for an aggregate of 45,000 common shares may be granted under the Plan. Each option will be for a period of ten years and may be exercised at a rate of 25% at the date of grant and 25% on the first, second and third anniversary date of the grant on a cumulative basis.

   A summary of changes in the stock option plans are as follows:

                                         1996    1995      1994

Options outstanding beginning of year   77,988  109,685    98,314
Granted                                 35,563   34,294    27,777
Exercised                                 -      (2,000)   (5,703)
Canceled or other disposition          (34,788) (63,991)  (10,703)
Options outstanding end of year         78,763   77,988   109,685

Options price range for the year        $4.750   $6.750    $6.750
                                          to        to        to
                                       $11.125   $11.125   $11.125

Options exercisable at end of year       48,115   56,662    66,083


8. INCOME TAXES

Total income tax expense (benefit) for the years ended
May 31,1996, 1995, and 1994 consists of the following:

Income tax expense (benefit) consists of the following:
                                      1996       1995       1994
     Current:
      Federal                       $  -      $(772,792) $271,545
      State                           4,221     (18,536)   25,000
                                      4,221    (791,328)  296,545

    Deferred:
     Federal                       (320,210)    198,227   (74,490)
     State                          (54,060)      6,500   (13,150)
                                   (374,270)    204,727   (87,640)

                                  $(370,051)  $(586,601) $208,905

The reconciliation of the statutory Federal income tax rate and the effective tax rate are as follows:
                                      1996        1995       1994
Statutory Federal income tax rate    (34.0%)     (34.0%)     34.0%
Increase (decrease) due to:
 State income taxes, net of
  Federal income tax benefit          (2.9)       (1.5)       2.0
 Research and development credit        -         (1.6)     (11.2)
 Other-net                             4.5         1.4         .3
                                     (32.4%)     (35.7%)     25.1%

Tax effects of temporary differences that give rise to significant
portions of the deferred tax assets and	deferred tax liability at
May 31, 1996, May 31, 1995 and May 28, 1994 are presented below:

                                   May 31,      May 31,   May 28,
                                    1996         1995      1994
Deferred tax assets:
 Net operating loss carryforward  $134,187    $  96,232  $   -
 R & D Tax Credit                     -          26,354      -
 Accrued expenses not deducted
  until paid                       138,530       44,738    117,477
 Inventory capitalization          191,106      226,715    349,137
 Valuation reserves                260,313       10,395     29,883
 Other                              10,386        1,513      1,513

    Total deferred tax assets      734,522      405,947    498,010

Deferred tax liability:
    Depreciation                   160,038      205,734    186,570

       Net deferred tax asset     $574,484     $200,213   $311,440

There was no valuation allowance for deferred tax assets at May 31, 1996 and 1995. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based upon the reversal of deferred tax liabilities, projected future taxable income and tax planning strategies, management believes it is more likely than not the Company will realize the benefits of these deductible differences at May 31, 1996.

The Company has a net operating loss carryforward of approximately $349,000 which will expire in the year 2011.

9.  LITIGATION AND CONTINGENCIES

Various legal actions and claims are pending against the Company.
In the opinion of management and outside counsel, appropriate provisions have been made in the accompanying consolidated financial statements for all pending legal actions and other claims.

As of May 29, 1993, the Company did not carry commercial product liability insurance. Effective September 1, 1993, the Company acquired commercial product liability insurance coverage.

10.  INDUSTRY SEGMENT INFORMATION

The Company is primarily engaged in metal fabrication and the sale of its products in the agricultural sector of the economy. Major products include animal feed processing products, sugar beet harvesting products, land maintenance products and lawn garden and recreational products, primarily small wagons and trailers.

The Company's sales to one major original equipment manufacturer were $2,119,020, $3,101,120, and $3,234,613 in 1996, 1995 and 1994, respectively. Accounts receivable from this customer are unsecured. Accounts receivable from this customer were $54,637, $269,086, and $401,520 of the accounts receivable balance at May 31,1996, May 31, 1995 and May 28, 1994, respectively.

11.  DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board's Statement No. 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument at the amount at which the instrument could be exchanged in a current transaction between willing parties. At May 31, 1996 and 1995,the carrying amount approximates fair value for cash and cash equivalents, accounts receivable, accounts payable-trade, notes payable to bank, long-term debt and other current liabilities.

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, notes payable to banks and accrued expenses approximates fair value because of the short maturity of these instruments. The fair values of each of the Company's long-term debt instruments also approximates fair value because the interest rate is variable as it is tied to the bank's national money market rate.

12.  SUBSEQUENT EVENTS

On August 30, 1996, the Company entered into an agreement to purchase certain production assets,inventories and related assets from a company engaged in manufacturing agricultural equipment in exchange for cash, stock and certain future payments. The agreement provides for a $250,000 cash payment, 145,000 shares of common stock and future payments for raw material and work-in-process inventories of approximately $400,000.

ART'S-WAY MANUFACTURING CO., INC.	          Schedule VII
AND SUBSIDIARY
VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED MAY 31, 1996


                               Allowance for Doubtful Accounts



Balance, May 30, 1993	                               $45,000

Additions:
   Charged to Operating Expenses	  $39,913
    Recovered from Prior Write-Offs	       87

Deduct:
    Accounts Charged Off                    7,383

Balance, May 29, 1994	                               $77,617

Additions:
    Charged to Operating Expenses          42,552

Deduct:
    Accounts Charged Off                   93,169

Balance, May 31, 1995                                  $27,000

Additions:
    Charged to Operating Expenses	   12,000

Deduct:
    Accounts Charged Off                   12,025

Balance, May 31, 1996                                  $26,975



                             S-1
Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 28, 1996.

ART'S-WAY MANUFACTURING CO., INC.



By: /s/ James L. Koley             By: /s/ William T. Green
    James L. Koley                     William T. Green
    Chairman of the Board          Executive Vice President,
                                   Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

_______/s/ James L. Koley_______                   August 28, 1996
         James L. Koley    Chairman of the Board        Date
                                and Director
_________s/ J. David Pitt________                  August 28, 1996
          J. David Pitt           President              Date

___/s/ George A. Cavanaugh, Jr.__                  August 28, 1996
      George A. Cavanaugh, Jr.     Director              Date

_______/s/ Donald A. Cimpl______                   August 28, 1996
          Donald A. Cimpl          Director              Date

_____/s/ Herbert H. Davis, Jr.____                 August 28, 1996
        Herbert H. Davis, Jr.      Director              Date

______/s/ Douglas McClellan____                    August 28, 1996
        Douglas McClellan          Director              Date