Form 10-Q
period 1996-08-31
ARTS WAY MANUFACTURING CO INC
filed 1997-05-09
CIK 7623

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C.   20549


                   _________________________________


                             FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                       ________________________


For the Quarter Ended August 31, 1996  Commission File No. 0-5131



                 ART'S-WAY MANUFACTURING CO., INC.
         (Exact name of registrant as specified in its charter)


         DELAWARE                       42-0920725
    State of Incorporation      I.R.S. Employee Identification No.

      Armstrong, Iowa                      50514
 Address of principal executive offices   Zip Code

Registrant's telephone number, including area code: (712) 864-3131


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filling requirements for the past 90 days. Yes X No __


Number of shares of common stock outstanding on September 11, 1996: 1,231,631














                   PART I -FINANCIAL INFORMATION
                             ITEM 1
                       FINANCIAL STATEMENTS


                 ART'S-WAY MANUFACTURING CO., INC.
                     STATEMENTS OF OPERATIONS

           QUARTERS ENDED AUGUST 31, 1996 AND AUGUST 31, 1995
                             (Unaudited)


		                       1996		   1995

NET SALES	                    $3,955,730 		$2,800,020
COST OF GOODS SOLD		     2,978,084           2,159,862
GROSS PROFIT	                       977,646             640,158

EXPENSES:
   Engineering		                64,103              81,588
   Selling                             321,306             392,796
   General and administrative          457,181             503,591
      Total                            842,590             977,975

INCOME (LOSS) FROM OPERATIONS	       135,056           (337,817)

OTHER DEDUCTIONS:
    Interest expense	              (122,612)          (150,925)
    Other                                 (665)               (69)
        Other deductions              (123,277)          (150,994)

INCOME (LOSS) BEFORE INCOME TAXES       11,779           (488,811)

INCOME TAX EXPENSE (BENEFIT)	         4,123           (171,084)

NET INCOME (LOSS)                   $	 7,656         $ (317,727)

INCOME (LOSS) PER SHARE (NOTE 2)         $0.01         $   ($0.30)

See accompanying notes to financial statements.






ART'S-WAY MANUFACTURING CO., INC.
BALANCE SHEETS
 		                        August 31,       May 31,
		                           1996	          1996
		                        (Unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents 	        $(115,899)       $91,513
   Accounts receivable-customers,
      net of allowance for doubtful
      accounts of $29,975 in August
      and $26,975 in May,
      respectively                      2,342,657       2,464,241
   Inventories (Note 4)                 5,163,398       6,200,743
   Deferred income taxes                  734,522         734,522
   Other current assets	                  107,215          87,475
         Total current assets           8,231,893       9,578,494


PROPERTY, PLANT AND EQUIPMENT,
   at cost                              9,099,545 	9,091,255
    Less accumulated depreciation       6,919,339       6,783,941
    Net property, plant and equipment   2,180,206       2,307,314



         TOTAL                        $10,412,099     $11,885,808

See accompanying notes to consolidated financial statements.



                                       August 31,         May 31,
                                         1996               1996
                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable to bank                $1,346,391       $2,281,809
 Current portion of long-term debt	 426,000          426,000
   (Note 6)
 Accounts payable	                 480,038          506,912
 Customer deposits (Note 3)               38,353          371,801
 Accrued expenses (Note 5)               928,201        1,007,326
   Total current liabilities           3,218,983	4,593,848

LONG-TERM DEBT, excluding current      1,313,500        1,420,000
   portion (Note 6)
DEFERRED INCOME TAXES                    160,038          160,038

STOCKHOLDERS' EQUITY:
  Common stock - $.01 par value.
  Authorized 5,000,000 shares;
   issued 1,340,778 shares                 13,408           13,408
  Additional paid-in capital	        2,295,089        2,295,089
  Retained earnings	                5,848,526        5,840,870
                                        8,157,023        8,149,367

  Less cost of common shares in treasury
   of 254,147 in August and 254,147     2,437,445        2,437,445
    in May
     Total stockholders' equity 	5,719,578        5,711,922



         TOTAL	                      $10,412,099      $11,885,808

See accompanying notes to financial statements.




                   ART'S-WAY MANUFACTURING CO., INC.
                       STATEMENTS OF CASH FLOWS
            QUARTERS ENDED AUGUST 31, 1996 AND AUGUST 31, 1995
                              (Unaudited)
	                                           YEAR TO DATE
                                                 1996	    1995
CASH FLOW FROM OPERATIONS:
  Net Income (loss)                           $7,656    $(317,727)
  Adjustment to reconcile net loss to net
   cash provided (used) by operations:
    Depreciation                             135,398      144,231
    Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable	             121,584    1,156,197
         Inventories	                   1,037,345      482,408
         Sundry                               (7,797)    (116,534)
       Increase (Decrease) in:
         Accounts payable	             (26,874)    (832,207)
         Customer deposits                  (333,448)      21,630
         Accrued expenses                    (79,125)    (124,665)
         Income taxes, net                   (11,943)     473,258

           Total adjustments                 835,140    1,204,318

            Net cash provided by operations  842,796      886,591

CASH USED IN INVESTING ACTIVITIES -
  Purchases of property, plant and equipment  (8,290)        0

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock
   from treasury                                 -	    6,323
Increase (decrease) in short-term loan	    (935,418)  (1,431,056)
Increase (decrease) in long-term loan       (106,500)     556,666

    Net cash used by financing activities (1,041,918)    (868,067)


Net increase (decrease) in cash and
  temporary cash investments	            (207,412)	    18,524

Cash and temporary cash investments
  at beginning of period                      91,513        86,051
Cash and temporary cash investments at
  end of the period	                   $(115,899)     $104,575

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                                $107,825 	  $38,388
    Income taxes                              16,066        1,184

See accompanying notes to consolidated financial statements.





                    ART'S-WAY MANUFACTURING CO., INC.

                      NOTES TO FINANCIAL STATEMENTS



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Statement Presentation

     The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996. The results of operations for the first quarter ended August 31, 1996 are not necessarily indicative of the results for the entire fiscal year ending May 31, 1997.

2.   EARNINGS (LOSS) PER SHARE

     Earnings (loss) per common share are based on the weighted average number of shares outstanding of 1,086,631 at August 31, 1996 and 1,073,681 at August 31, 1995. Outstanding stock options have no material dilutive effect upon earnings
     (loss) per share.


3.   CUSTOMER DEPOSITS

     The Company receives customer deposits for equipment to be delivered at a later date. As equipment is invoiced and shipped, customer deposits are applied to accounts receivable created by these invoices.

4.   INVENTORIES

     Major classes of inventory are:    August 31,        May 31,
                                          1996             1996

     Raw material                     $   569,773      $  631,354
     Work-in-process                    1,849,874       2,235,737
     Finished goods                     3,067,751       3,683,652
     Inventory market write-down         (324,000)       (350,000)

          Total                        $5,163,398      $6,200,743


5.   ACCRUED EXPENSES

        Major components of accrued expenses are:
                                       August 31,          May 31,
                                         1996               1996

       Salaries, wages and commissions $289,820           $305,413

       Provision for pending claims     150,000            160,000

       Other                            488,381            541,913

         Total                        $ 928,201         $1,007,326

6.   NOTES PAYABLE - LONG-TERM

     A summary of the Company's long-term debt at August 31, 1996 is as follows:

     Installment promissory note dated August 31, 1995, in the original principal sum of $2,130,000, payable in monthly installments of $35,500 plus interest for twenty-four months with the final payment due during the twenty-fourth month unless the revolving credit facility is renewed. In the event that the term of the revolving credit facility is subsequently extended, the term loan shall continue to amortize based upon the payment schedule outlined above.

                                                $1,739,500

	Total long-term debt			 1,739,500

     Less current portion of long-term debt	   426,000

     Long-term debt, excluding current portion  $1,313,500


7.  SUBSEQUENT EVENTS

    On September 4, 1996, the Company announced the acquisition of the Logan potato farm equipment line.The agreement provides for a $250,000 cash payment, 145,000 shares of common and future payments for raw materialand work-in-processinventories of approximately $400,000. On September 24, 1996, the Company announced the acquisition of the DMI grain wagon line.
    The agreement provides for a cash payment of $250,000 and certain royalty payments on future sales.




                                Item 2

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


(a)  Liquidity and Capital Resources

	At August 31, 1996, the Company's liquidity had increased
        since fiscal year end, May 31, 	1996.  The quick ratio at
        August 31, 1996, was .69:1 as compared to .56:1 at May 31, 1996. The current ratio was 2.56:1 at August 31, 1996, as compared to 2.08:1 at May 31, 1996. This increase in liquidity is partially the result of a reduction in inventories of $1,037,000, a decrease in short term borrowings of $935,000 and a decrease in customer deposits of $333,000.

	As of August 31, 1996, the Company had no material commitments for capital expenditures.

	The Company anticipates that funds which may be required for future working capital requirements, capital expenditures and business acquisitions will be obtained from future operations, long-term and short-term debt and short-term lines of credit.

(b)  Results of Operations

	Overall sales were 41% higher than a year ago. Sales of the Company's beet equipment were up sharply, reflecting management's intention to produce major product lines nearer the season of use. Sales of feed processing equipment continue to lag which o attributed to weaknesses in the hog cattle industry and the high price of animal feed. Sales of the Company's other products were significantly higher as management continues to drive down excess inventories.

	Gross profits were up 66% on the higher sales and stronger
        margins.  The ratio of cost of 	goods sold to net sales
        declined to 75.3% from 78.9% a year ago as we achieved significantly higher manufacturing efficiencies. Operating expenses were 9% lower despite the higher volume activity as management continues to restructure the Company to operate profitably at lower sales levels. Interest and financing costs fell 19% as the Company continues to operate at planned lower inventory levels.



                      Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS

      Various legal actions and claims are pending against the Company. In the opinion of management, appropriate provisions have been made in the accompanying financial statements for all pending legal actions and other claims.



                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ART'S-WAY MANUFACTURING CO., INC.




Date____________October 10, 1996___        /s/ J. David Pitt
                                       (J. David Pitt, President)


Date____________October 10, 1996___      /s/ William T. Green
                                      (William T. Green, Executive
                                       Vice President,
                                       Chief Financial Officer)