Form 10-Q
period 1996-11-30
ARTS WAY MANUFACTURING CO INC
filed 1997-05-09
CIK 7623

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON D.C.   20549


                 _________________________________


                              FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                      ________________________


For the Quarter Ended November 30, 1996  Commission File No.0-5131



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filling requirements for the past 90 days. Yes X No __


Number of shares of common stock outstanding on January 11, 1997: 1,237,631





                   PART I -  FINANCIAL INFORMATION
				ITEM 1
			 FINANCIAL STATEMENTS


                  ART'S-WAY MANUFACTURING CO., INC.
 		      STATEMENTS OF OPERATIONS

 QUARTERS AND YEAR TO DATE NOVEMBER 30, 1996 AND NOVEMBER 30, 1995
                           (Unaudited)


		              QUARTER           YEAR TO DATE

		          1996	      1995	1996	 1995

NET SALES	      $3,319,955 $3,514,267 $7,275,685 $6,314,287
COST OF GOODS SOLD     2,555,952  2,684,581  5,534,036  4,844,443
GROSS PROFIT	         764,003    829,686  1,741,649  1,469,844

EXPENSES:
   Engineering            73,175     79,277    137,278    160,865
   Selling	         299,238    372,205    620,544    765,001
   General and           496,951    508,596    954,132  1,012,187
    administrative
      Total		 869,364    960,078  1,711,954  1,938,053

INCOME (LOSS) FROM      (105,361)  (130,392)    29,695  (468,209)
  OPERATIONS
OTHER DEDUCTIONS:
    Interest expense	 (80,389)  (109,201)  (203,001) (260,126)
    Other		  (9,192)   (20,725)    (9,857)  (20,794)
 Total other (deductions)(89,581)  (129,926)  (212,858) (280,920)

LOSS BEFORE INCOME TAXES(194,942)  (260,318)  (183,163) (749,129)

INCOME TAX BENEFIT	 (68,230)   (91,111)   (64,107) (262,195)

NET LOSS                (126,712)  (169,207)  (119,056) (486,934)

LOSS PER SHARE(NOTE 2)	 ($0.10)    ($0.15)     ($0.10)   ($0.45)

See accompanying notes to consolidated financial statements.

Memo:
Earnings(loss) before
interest, taxes,
depreciation and
amortization	         37,447      (6,886)	307,236  (200,541)

Earnings(loss) before
interest and taxes	(114,553)  (151,117)     19,838  (489,003)


ART'S-WAY MANUFACTURING CO., INC.
BALANCE SHEETS
 		                           November 30,    May 31,
		                             1996	    1996
		                           (Unaudited)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                   $8,995        $91,513
 Accounts receivable-customers,
  net of allowance for doubtful accounts
  of $31,359 in November and $26,975 in
  May, respectively                       1,512,902      2,464,241
 Inventories (Note 4)                     4,888,759      6,200,743
 Current recoverable income taxes           142,500 	       -
 Deferred income taxes                      734,522        734,522
 Other current assets	                    277,375	    87,475
         Total current assets	          7,565,053      9,578,494


PROPERTY, PLANT AND EQUIPMENT,
 at cost                                 10,175,664      9,091,255
   Less accumulated depreciation	  7,071,339      6,783,941
    Net property, plant and equipment     3,104,325	 2,307,314

         TOTAL	                      $	 10,669,378   $ 11,885,808

See accompanying notes to consolidated financial statements.

                                        November 30,       May 31,
                                           1996		    1996
		                        (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable to bank                 $521,423      $2,281,809
    Current portion of long-term
      debt (Note 6)                        426,000	   426,000
Accounts payable                           590,006	   506,912
    Customer deposits (Note 3)              96,070         371,801
    Accrued expenses (Note 5)              681,929       1,007,326
      Total current liabilities          2,315,428       4,593,848

LONG-TERM DEBT, excluding current
    portion (Note 6)	                 1,807,000	 1,420,000
DEFERRED INCOME TAXES                      160,038         160,038

STOCKHOLDERS' EQUITY:
 Common stock - $.01 par value.
 Authorized 5,000,000 shares;
 issued 1,340,778 shares	            13,408          13,408
   Additional paid-in capital            1,641,042       2,295,089
   Retained earnings	                 5,721,813	 5,840,870
 		                         7,376,263 	 8,149,367

Less cost of common shares in treasury of
103,147 in November and 254,147 in May     989,351       2,437,445
    Total stockholders' equity		 6,386,912       5,711,922

         TOTAL	                       $10,669,378     $11,885,808

See accompanying notes to financial statements.


            ART'S-WAY MANUFACTURING CO., INC. AND SUBSIDIARY
                        STATEMENTS OF CASH FLOWS
        QUARTERS ENDED NOVEMBER 30, 1996 AND NOVEMBER 30, 1995
                                  (Unaudited)
                                                 YEAR TO DATE
		                           1996		    1995
CASH FLOW FROM OPERATIONS:
  Net loss                              $ (119,056)	$(486,934)
  Adjustment to reconcile net loss
    to net cash provided (used) by operations:
    Depreciation	                   287,398        288,462
    Changes in assets and liabilities:
      (Increase) decrease in:
       Accounts receivable	           951,339      2,045,480
       Inventories	                 1,311,984      1,387,424
       Sundry                             (189,900)	  (67,994)
     Increase (decrease) in:
       Accounts payable	                    83,094     (1,347,836)
       Customer deposits	          (275,731)        64,218
       Accrued expenses                   (325,397)      (114,372)
       Income taxes, net                  (142,500)       379,186

        Total adjustments	         1,700,287      2,634,568

        Net cash provided by operations	 1,581,231      2,147,634

CASH USED IN INVESTING ACTIVITIES -
 Purchasesof property,plantandequipment (1,084,409)          0

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common
  stock from treasury	                   794,046 	    30,895
Increase (decrease) in short term loan	(1,760,386)    (2,578,399)
Increase (decrease) in long-term loan	   387,000         450,166

Net cash provided by financing activities (579,340)    (2,097,338)

Net increase (decrease) in cash and
   temporary cash investments              (82,518)         50,296

Cash and temporary cash investments
   at beginning of period	            91,513          86,051

Cash and temporary cash investments at
   end of the period	                    $8,995 	  $136,347

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest	                          $173,426        $311,046
    Income taxes                            20,339           6,327

See accompanying notes to consolidated financial statements.



                   ART'S-WAY MANUFACTURING CO., INC.

                    NOTES TO FINANCIAL STATEMENTS




1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Statement Presentation

    The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996. The results of operations for the second quarterended November 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending May 31, 1997.


2.  LOSS PER SHARE

    Loss per common share is based on the weighted average number
    of shares outstanding of 1,228,708 	for the quarter and
    1,157,281 for the six months in 1996; and 1,077,288 for the quarter and 1,075,475 for the six months in 1995. Outstanding stock options have no material dilutive effect upon loss per share.

3.  CUSTOMER DEPOSITS

    The Company receives customer deposits for equipment to be delivered at a later date. As equipment is invoiced and shipped, customer deposits are applied to accounts receivable created by these invoices.

4.  INVENTORIES

    Major classes of inventory are:    November 30,    May 31,
                                          1996          1996

      Raw material                      $ 531,952     $ 631,354

      Work-in-process                   1,868,018     2,235,737

      Finished goods                    2,765,789     3,683,652

      Inventory market write-down        (277,000)     (350,000)

          Total                        $4,888,759    $6,200,743

5.  ACCRUED EXPENSES

    Major components of accrued
    expenses are:                     November 30,     May 31,
                                         1996           1996

    Salaries, wages and commissions     $ 163,824     $ 305,413

    Provision for pending claims          135,000       160,000

    Other                                 383,105       541,913

         Total                          $ 681,929    $1,007,326

6.  NOTES PAYABLE - LONG-TERM

    A summary of the Company's long-term debt at November 30, 1996 is as follows:

    Installment promissory note dated August 31, 1995, in the original principal sum of $2,130,000, payable in monthly installments of $35,500 plus interest for twenty-four months with the final payment due during the twenty-fourth month unless the revolving credit facility is renewed. In the event that the term of the revolving credit facility is subsequently extended, the term loan shall continue to amortize based upon the payment schedule outlined above.
                                                        $1,633,000

    State of Iowa Community Development Block Grant promissory notes at zero percent interest, maturity 2006  with quarterly principal payments to begin October, 1997.
                                                           350,000

    State of Iowa Community Development Block Grant local
    participation promissory notes at 4% interest, maturity 2006.
    Interest is payable quarterly beginning in November 1996
    and principal payments begin in November 1998.
                	                                   250,000

			Total long-term debt	         2,233,000


	Less current portion of long-term debt             426,000

	Long-term debt, excluding current portion	$1,807,000


                                Item 2

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

(a)  Liquidity and Capital Resources

    At November 30, 1996, the Company's liquidity had increased since fiscal year end, May 31, 1996. The quick ratio at November 30, 1996, was .65:1 as compared to .56:1 at May 31, 1996. The current ratio was 3.26:1 at November 30, 1996, as compared to 2.08:1 at May 31, 1996. This increase in liquidity is partially the result of a reduction in customer accounts receivable of $951,000 and inventories of $1,312,000, a decrease in short term borrowings of $1,760,000 and a decrease in customer deposits of $276,000.

    As of November 30, 1996, the Company had no material commitments for capital expenditures.

    The Company anticipates that funds which may be required for future working capital requirements, capital expenditures and business acquisitions will be obtained from future operations, long-term and short-term debt and short-term lines of credit.

(b)  Results of Operations

     Overall sales were 6% lower than a year ago, reflecting management's intention to produce nearer the season of use, increase profitability, and to optimize working capital. Sales to our major OEM customer were down almost 50% as they adjusted dealer inventories. Our beet equipment sales were sharply lower than last year because our strong sales in the first quarter cleared out our available inventory for post season activity. Sales arising from our Logan acquisition were over $300,000 as we caught the tail-end of the 1996 harvest with our own manufacture of potato handling equipment and sold planting equipment for next year's crop. The majority of Logan sales will occur in the fourth quarter of the fiscal year. Business with our new OEM fiberglass customer continues to exceed earlier expectations. We were successful in reducing our inventory of aged wholegoods, and dramatically increased sales of our SupRaMix product over last year's levels. Sales arising from our acquisition of the DMI grain wagon line will occur in the fourth quarter.

     Second quarter gross profits were down 2% from last year on the 6% lower sales. The ratio of cost of goods sold to net sales declined to 77.0% from 77.8% a year ago as we continue to improve manufacturing efficiencies and product mix. Operating expenses were 4% lower and interest and financing costs were down 31% on much lower debt levels. The company achieved a $65,000 improvement at the pre-tax level, reducing the pre-tax loss from $260,000 to $195,000.

     In September, the Company consummated two product line acquisitions. The first is a line of potato farm equipment, including harvesters, windrowers, planters, bulk beds and associated service parts. The product line was previously owned by Logan Harvesters, Inc., based in Idaho Falls, Idaho. The second acquisition is a line of grain wagons and associated service parts previously owned by DMI, Inc., based in Goodfield Illinois. The acquisitions, which include inventory, were financed by the issuance of 145,000 shares of Art's-Way common stock, loans from the State of Iowa and local sources obtained through the State of Iowa Community Development Block Grant program and borrowings under the Company's short term line of credit.

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

                ART'S-WAY MANUFACTURING CO., INC.




Date___January 13, 1997_____     /s/J. David Pitt
                              (J. David Pitt, President)


Date__January 13, 1997_____      /s/ William T. Green
                               (William T. Green, Executive
                                Vice President, Chief
                                Financial Officer)







