Form 10-Q
period 1997-02-28
ARTS WAY MANUFACTURING CO INC
filed 1997-05-09
CIK 7623

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C.   20549


                   _________________________________


                             FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended February 28, 1997  Commission File No.0-5131



                  ART'S-WAY MANUFACTURING CO., INC.
        (Exact name of registrant as specified in its charter)


                 DELAWARE               42-0920725
       State of Incorporation  I.R.S. Employer Identification No.

              Armstrong, Iowa                    50514
    Address of principal executive offices      Zip Code

Registrant's telephone number, including area code: (712) 864-3131


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filling requirements for the past 90 days. Yes X No __


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 18, 1997:

						1,238,431
         				    Number of Shares




                  ART'S-WAY MANUFACTURING CO., INC.

                          TABLE OF CONTENTS

							Page

                   PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (unaudited)

	Condensed Statement of Earnings....................2

	Condensed Balance Sheet.......................... 3,4

	Condensed Statement of Cash Flows..................5

	Notes to Condensed Financial Statements........... 6,7

Item 2.  Management's Discussion and Analysis............. 8,9


                  PART II - Other Information


Item 1.  Legal Proceedings ................................ 10




                  ART'S-WAY MANUFACTURING CO., INC.

                  CONDENSED STATEMENTS OF OPERATIONS

                              (Unaudited)



		     THREE MONTHS ENDED	     NINE MONTHS ENDED

	 	February 28, February 29, February 28,February 29,
		  1997	       1996	    1997         1996

NET SALES	  $4,565,202  $2,804,518  $11,840,887  $9,118,805
COST OF GOODS SOLD 3,497,536   2,001,869    9,031,572	6,846,311
GROSS PROFIT	   1,067,666     802,649    2,809,315 	2,272,494

EXPENSES:
   Engineering        91,630      65,320      228,908     226,185
   Selling           351,022	 322,429      971,566   1,091,720
   General and 	     580,234     484,075    1,534,366   1,491,973
    administrative
     Total	   1,022,886     871,824    2,734,840   2,809,878

INCOME(LOSS)FROM
  OPERATIONS	      44,780     (69,175)      74,475    (537,384)

OTHER DEDUCTIONS:
    Interest expense (71,066)    (97,233)    (274,067)   (357,359)
    Other             (9,387)     (4,152)     (19,244)    (24,946)
  Total other
   (deductions)      (80,453)   (101,385)    (293,311)   (382,305)

LOSS BEFORE INCOME
  TAXES	             (35,673)   (170,560)    (218,836)   (919,689)

INCOME TAX BENEFIT   (12,485)    (59,695)     (76,592)   (321,890)

NET LOSS             (23,188)	(110,865)    (142,244)   (597,799)

LOSS PER SHARE
  (NOTE 2)	      ($0.02)     ($0.10)      ($0.12)	   ($0.56)

See accompanying notes to consolidated financial statements.

Memo:
Earnings (loss) before
 interest, taxes,
 depreciation and
 amortization	     238,902       68,494      546,138   (132,047)

Earnings (loss)
 before interest
 and taxes	      35,393      (73,327)      55,231   (562,330)

		ART'S-WAY MANUFACTURING CO., INC.
                     CONDENSED BALANCE SHEETS


		                     February 28,	May 31,
		                        1997		 1996
		                     (Unaudited)

                               ASSETS

CURRENT ASSETS:
   Cash and cash equivalents 	        $44,475         $91,513
   Accounts receivable-customers,
    net of allowance for doubtful accounts
    of $33,614 in February and $26,975
    in May, respectively              3,079,469       2,464,241
   Inventories (Note 4)               5,767,558       6,200,743
   Current recoverable income taxes     155,920            -
   Deferred income taxes                734,522         734,522
   Other current assets                 292,740	         87,475
         Total current assets	     10,074,684       9,578,494


PROPERTY, PLANT AND EQUIPMENT,
  at cost                            10,193,066       9,091,255
   Less accumulated depreciation      7,274,848       6,783,941
   Net property, plant and equipment  2,918,218       2,307,314


         TOTAL	                    $12,992,902     $11,885,808

See accompanying notes to consolidated financial statements.

		                   February 28,		May 31,
		                     1997		 1996
		                   (Unaudited)

                LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
 Notes payable to bank 	           $1,586,355         $2,281,809
 Current portion of long-term
   debt (Note 6)	              426,000            426,000
 Accounts payable	            1,599,686            506,912
 Customer deposits (Note 3)           640,702            371,801
 Accrued expenses (Note 5)	      515,896          1,007,326
   Total current liabilities        4,768,639	       4,593,848

LONG-TERM DEBT, excluding current
  portion (Note 6)	            1,700,500          1,420,000

DEFERRED INCOME TAXES	              160,038            160,038

STOCKHOLDERS' EQUITY:
 Common stock - $.01 par value.
 Authorized 5,000,000 shares;
 issued 1,340,778 shares	       13,408	          13,408
 Additional paid-in capital	    1,641,042          2,295,089
 Retained earnings	            5,698,626	       5,840,870
                                    7,353,076          8,149,367
 Less cost of common shares in
 treasury of 103,147 in February
 and 254,147 in May                   989,351	       2,437,445

   Total stockholders' equity	    6,363,725 	       5,711,922


    TOTAL                         $12,992,902        $11,885,808

See accompanying notes to financial statements.


                ART'S-WAY MANUFACTURING CO., INC.

                CONDENSED STATEMENT OF CASH FLOWS

                          (unaudited)

		                         NINE MONTHS ENDED

		                     February 28,   February 29,
		                        1997		1996
CASH FLOW FROM OPERATIONS:
  Net loss	                      $(142,244)     $(597,799)
  Adjustment to reconcile net loss
  to net cash provided (used)
  by operations:
   Depreciation             	        490,907        430,283
   Changes in assets and liabilities:
   (Increase) decrease in:
    Accounts receivable	               (615,228)     1,617,774
    Inventories	                        433,185        (61,437)
    Sundry	                       (205,265)       (61,507)
   Increase (decrease) in:
    Accounts payable                  1,092,774	      (807,742)
    Customer deposits                   268,901	       757,409
    Accrued expenses	               (491,430)       (59,947)
    Income taxes, net                  (155,920)       325,445

      Total adjustments         	817,924      2,140,278

   Net cash provided by operations      675,680      1,542,479

CASH USED IN INVESTING ACTIVITIES -
 Purchases of property, plant
  and equipment                      (1,101,811)       (16,314)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common
  stock from treasury                   794,047         30,895
 Decrease in short term loan	       (695,454)    (2,002,077)
 Increase in long-term loan             280,500        343,666

Net cash provided (used) by
 financing activities	                379,093     (1,627,516)


Net decrease in cash and temporary
 cash investments	                (47,038)      (101,351)

Cash and temporary cash investments
 at beginning of period	                 91,513 	86,051

Cash and temporary cash investments
 at end of the period	                $44,475       $(15,300)

Supplemental disclosures of cash flow information:

 Cash paid during the year for:
    Interest	                       $229,705	      $393,491
    Income taxes                         20,869          6,992

See accompanying notes to consolidated financial statements.

                   ART'S-WAY MANUFACTURING CO., INC.

                NOTES TO CONDENSED FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Statement Presentation

   The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996. The results of operations for the third quarter ended February 28, 1997 are not necessarily indicative of the results for the entire fiscal year ending May 31, 1997.


2. LOSS PER SHARE

   Loss per common share is based on the weighted average number of shares outstanding of 1,237,631 for the quarter and 1,183,770 for the nine months in 1997; and 1,078,631 for the quarter and 1,076,523 for the six months in 1996.
   Outstanding stock options have no material dilutive effect upon loss per share.

3. CUSTOMER DEPOSITS

   The Company receives customer deposits for equipment to be delivered at a later date.As equipment is invoiced and shipped, customer deposits are applied to accounts receivable created by these invoices.

4. INVENTORIES

   Major classes of inventory are:     February 28,   May 31,
                                          1997         1996

    Raw material                       $ 1,010,460   $ 631,354
    Work-in-process                      2,292,609   2,235,737
    Finished goods                       2,721,489   3,683,652
    Inventory market write-down           (257,000)   (350,000)

          Total                         $5,767,558  $6,200,743

5. ACCRUED EXPENSES

   Major components of accrued expenses are:   February 28 May 31,
                                                 1997      1996
    Salaries, wages and commissions           $ 149,283  $ 305,413
    Provision for pending claims                  1,666    160,000
    Other                                       364,947    541,913
         Total                                $ 515,896 $1,007,326


6. NOTES PAYABLE - LONG-TERM

   A summary of the Company's long-term debt at February 28, 1997 is as follows:

   Installment promissory note dated August 31, 1995, in the original principal sum of $2,130,000, payable in monthly installments of $35,500 plus interest for twenty-four months with the final payment due during the twenty-fourth month unless the revolving credit facility is renewed. In the event that the term of the revolving credit facility is subsequently extended, the term loan shall continue to amortize based upon the payment schedule outlined above.
						      $1,526,500

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
			                                 250,000

			Total long-term debt	       2,126,500


	Less current portion of long-term debt	         426,000

	Long-term debt, excluding current portion     $1,700,500


                                Item 2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

(a) Liquidity and Capital Resources

    At February 28, 1997, the Company's liquidity had increased since fiscal year end, May 31, 1996. The quick ratio at February 28, 1997, was .66:1 as compared to .56:1 at May 31, 1996. For the comparable periods last year,the Company's quick ratio was .35:1 at February 29, 1996, as compared to .48:1 at May 31, 1995.The current ratio was 2.11:1 at February 28, 1997, as compared to 2.08:1 at May 31, 1996. The Company's current ratio was 2.01:1 at February 29,
    1996, as compared to 1.65:1 at May 31, 1995.

    As of February 28, 1997, the Company had no material commitments for capital expenditures.

    The Company anticipates that funds which may be required for future working capital requirements, capital expenditures and business acquisitions will be obtained from future operations, long-term and short-term debt and short-term lines of credit.

(b) Results of Operations

    Overall sales for the quarter ended February 28, 1997 were 63% higher than a year ago, as the benefits from the Company's recent acquisitions began to contribute. For the nine months ended February 28, 1997, sales were $11,840,887 compared to $9,118,805 for the nine months ended February 29,1996. Sales of Logan potato equipment and service parts exceeded $1,400,000 for the third quarter and we continue to write orders for fourth quarter delivery. Our SupRaMix sales maintained the improvement noticed last quarter, particularly in the eastern half of the country, while we successfully demonstrated a new truck-mounted 710 cu. ft model for the Californian market. Sales of our portable grinder-mixers exhibited welcome strength after a protracted period of decline, and we also did better with our Eversman Land
    Planes and Preseeders. Our new OEM fibrebody customer account is continuing to grow very satisfactorily.
    Areas of sales shortfall from last year include our major
    OEM account -down 30% from a year ago; and sales of vegetation cutting and beet harvesting equipment -reflecting management's decision to produce nearer the season of use for both products. Orders for sugar beet equipment are exceeding management's expectations, but will not be shipped until the first quarter of our next fiscal year.

    Third quarter gross profits were up 33% from last year on the 63% higher sales. For the nine months ended February 28, 1997 gross profits were $2,809,315, an increase of 24%, mainly due to the higher sales. The ratio of costs of goods sold to net sales when compared to last year rose to 76.6% from 71.4% for the quarter and from 75.1% to 76.3% for the nine months, due primarily to slightly lower margins on the Logan products as we go through the learning process, and increased manufacturing costs. Manufacturing costs have been severely impacted by the protracted cold weather in Northwestern Iowa. Our propane costs were significantly higher than a year ago, and we were forced to close the plant three times during the quarter because of the weather conditions. Operating expenses were 17% higher than the quarter a year ago, reflecting amortization of our aquisition costs. For the nine months
    operating costs are	3% below last year. The operating expense
    ratio to sales for the quarter fell to 22.4% from last year's 31.1%. For the nine months the operating ratio to sales fell to 23.1% from 30.8%. Interest charges and other expenses were reduced 21% and 24% from the quarter and nine months a year ago on continued much lower debt levels.

   The Company achieved a $135,000 improvement at the pre-tax level, reducing the pre-tax loss from $171,000 to $36,000 for the quarter. For the nine months the Company has reduced the pre-tax loss from $920,000 in 1996 to $219,000 in 1997, an improvement of $701,000.

   No product line acquisitions were consummated last quarter, but the Company entered into an exciting marketing venture with Easy Systems of Trimont, MN, in which Easy Systems takes over the marketing and distribution of the Art's-Way stationary feed processing line in return for Art's-Way gaining the manufacturing contract for the Easy System range of feed processing products. We already have orders in excess of $200,000 of additional business.



Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS

   Various legal actions and claims are pending against the Company. In the opinion of management, appropriate provisions have been made in the accompanying financial statements for all pending legal actions and other claims.




                                   10



                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                ART'S-WAY MANUFACTURING CO., INC.




Date_____April 14, 1997_____          /s/ J. David Pitt
                                 (J. David Pitt, President)


Date_____April 14, 1997____          /s/ William T. Green
                                 (William T. Green, Executive
                                       Vice President,
                                   Chief Financial Officer)




