Form 10-K
period 1997-05-31
ARTS WAY MANUFACTURING CO INC
filed 1997-08-29
CIK 7623

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.   20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended May 31, 1997      Commission File No. 0-5131

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant on August 5, 1997: $7,505,809.

Number of common shares outstanding on August 11, 1997:  1,280,151.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders to be filed within 120 days of May 31, 1997 are incorporated by reference into
Part III. Exhibits in Registrant's Registration Statement on Form S-8 filed on October 23, 1992, its Annual Report on Form 10-K for the fiscal years ended, May 30, 1981, and May 27, 1989, its Quarterly Report on Form 10-Q for the quarter ended February 24, 1990, its Current Report on Form 8-K dated October 27, 1989 and its Proxy Statement for its 1991 and 1993 Annual Meetings are incorporated by reference to the exhibit index attached hereto.

                         Art's-Way Manufacturing Co., Inc.
                              Index to Annual Report
                                    on Form 10-K

                                                                     Page
Part I

        Item 1 - Description of Business                           3 thru 4

        Item 2 - Properties                                            5

        Item 3 - Legal Proceedings                                     5

        Item 4 - Submission of Matters to a Vote of
                 Security Holders                                      5

Part II

        Item 5 - Market for the Registrant's Common
                 Stock and Related Security Holder Matters             6

        Item 6 - Selected Financial Statement Data                     6 & 7

        Item 7 - Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                            7 thru 9

        Item 8 - Consolidated Financial Statements
                 and Supplemental Data                                 9

        Item 9 - Changes in and Disagreements with
                 Accountants on Accounting and Financial
                 Disclosure                                            9

Part III

      Item 10 - Directors and Executive Officers of the
                Registrant                                             10

      Item 11 - Executive Compensation                                 10

      Item 12 - Security Ownership of Certain Beneficial
                Owners and Management                                  10

      Item 13 - Certain Relationships and Related
                Transactions                                           10

Part IV

      Item 14 - Exhibits, Financial Statement Schedules
                and Reports on Form 8-K                                11



PART I

Item 1.   Description of Business

	(a)   General Development of Business

	Art's-Way Manufacturing Co., Inc. (the "Company" or "Art's-Way") began operations as a farm equipment manufacturer in 1956. Its manufacturing plant is located in Armstrong, Iowa.

	During the past five years, the business of the Company has remained substantially the same.

	(b)   Financial Information About Industry Segments

	In accordance with generally accepted accounting principles, Art's-Way has only one industry segment, metal fabrication.

	(c)   Narrative Description of Business

	The Company manufactures specialized farm machinery under its own and private labels.

	Equipment manufactured by the Company under its own label includes: portable and stationary animal feed processing equipment and related attachments used to mill and mix feed grains into custom animal feed rations; a high bulk mixing wagon to mix animal feeds containing silage, hay and grain; a line of mowers, cutters and stalk shredders; minimum till seed bed preparation equipment;
        sugar beet and potato harvesting equipment; and a line of land management equipment.

	Research and development efforts have been put forth in the development of the Company's product lines, both in the development of new products and the upgrading of existing lines. The expenditures should result in increased future sales.

	Private label manufacturing of farm equipment accounted for 20%, 22% and 18% of total sales for the fiscal years 1997, 1996 and 1995, respectively.

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

	The Company's agricultural products are seasonal; however, with recent additional product purchases and the development of mowers, cutters, shredders, beet and potato harvesting machinery, coupled with private labeled products, the impact of seasonality has been decreased because the peak periods occur at different times.
        In common with other manufacturers in the farm equipment industry, the Company's business is affected by factors peculiar to the farm equipment field. Items such as fluctuations in farm income resulting from crop damage caused by weather and insects, by government farm programs, and by other unpredictable variables such as interest rates.

	The farm equipment industry has a history of carrying significant inventory at dealers locations. The Company's beet, shredder and potato product lines are sold with extended terms, however, the remainder of the product lines are normally sold with 30 day terms.

	In addition to sales under its own trademarks, the Company manufactures feed processing products, forage blowers and service parts for J. I. Case under its label. For the fiscal years 1997, 1996 and 1995 sales to J. I. Case aggregated approximately 10%, 15% and 15% of total sales, respectively.

	The backlog of orders on May 31, 1997 compared to that of May 31, 1996 was as follows: beet harvesting equipment was $4,905,000 compared to $837,000, potato harvesting equipment was $633,000 compared to $421,000 and other agricultural products were $1,329,000 compared to $717,000. The increase of backlog orders for beet harvesting equipment and other agricultural products was primarily due to a decision to provide equipment closer to the season of use. The increase in backlog of potato harvesting equipment is primarily due to the acquisition of a potato harvesting line of equipment in August 1996. The backlog of orders is expected to be filled during the current fiscal year.

	The Company currently does no business with any local, state or federal government agencies.

	The feed processing products, including private labeled units, compete with similar products of many other manufacturers. There are estimated to be more than 20 competitors producing similar products and total market statistics are not available. The Company's products are competitively priced with greater diversity than most competitor product lines. Beet harvesting equipment is manufactured by 4 companies which have a significant impact on the
        market.  The Company's share of this market is 	estimated to be
        about 55%. Other products such as mowers, cutters and shredders are manufactured by approximately 25 other companies with total market statistics unavailable; however, the Company believes its products are competitively priced and their quality and performance are above average in a market where price, product performance and quality are principal elements.

	The Company is engaged in experimental work on a continual basis to improve the present products and create new products. Research costs were primarily expended on a new line of feed processing products and continuous development of beet harvesting equipment. All research costs are expensed as incurred (See also Note 1 to the Consolidated Financial Statements).

	The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of materials into the environment. The Company does not anticipate that future expenses or capital expenditures relating to compliance with such regulations will be material.

	During fiscal 1997, the Company had peak employment of 190
        full-time employees.  Of this total 143	were factory and production
        employees, 14 were engineers and engineering draftsman, 18 were administrative employees and 15 were in sales and sales management. Because of the seasonal nature of the Company's business, the number of employees fluctuates.

	The Company's employees are not unionized. There has been no work stoppage in the Company's history and no stoppage is, or has been, threatened. The Company believes its relationship with its employees is good.

	(d) Financial Information about Foreign and Domestic Operation and Export Sales

	The Company has no foreign operations; its export sales, primarily to Canada, accounted for less than 1% of sales and less than 1% of operating income (loss) in each of the fiscal years 1997, 1996 and 1995.





Item 2.  Properties

	The existing executive offices, production and warehousing facilities of Art's-Way are built of hollow clay block/concrete and contain approximately 240,000 square feet of usable space. Most of these facilities have been constructed since 1965 and are in good condition. The Company owns approximately 140 acres of land west of Armstrong, Iowa, which includes the factory and inventory storage space. The Company currently leases excess land to thrid parties for farming.

Item 3.  Legal Proceedings

		(See Note 9 to Consolidated Financial Statements.)

Item 4.  Submission of Matters to a Vote of Security Holders

	Not Applicable.


                                    4

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

	(a)   Price Range of Common Stock

                    Per Share Common Stock Bid Prices by Quarter
                                 Fiscal Year Ended
                       May 31, 1997           May 31, 1996
                       High     Low           High     Low
	First Quarter        5 1/2   4 1/2           6 5/8     5
	Second Quarter       5 1/2   4 1/4           5 3/4     5
	Third Quarter        6 1/4   4 3/4           5 3/8   4 1/4
	Fourth Quarter       6 3/4     6             5 1/4   4 1/4

	The Common Stock is traded in the over-the-counter market and the range of closing bid prices shown above is as reported by NASDAQ. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	(b)   Approximate Number of Equity Security Holders

                                      Approximate number of
       Title of Class            Record Holders as of July 31, 1997
       Common Stock, $.01
       Par Value                             294

	(c)   Dividend Policy

	Holders of Common Stock of the Company are entitled to a pro rata share of any dividends as may be declared from time to time from funds available and to share pro rata in any such distributions available for holders of Common Stock upon liquidation of the Company. The Company has not paid a dividend during the past five years.

Item 6.  Selected Financial Statement Data

	The following tables set forth certain information concerning the Income Statements and Balance Sheets of the Company and should be read in conjunction with the Consolidated Financial Statements and the notes thereto appearing elsewhere in this Report.

        (a) Selected Income Statement Data (In Thousands of Dollars, Except Per Share Amounts)

                                               Fiscal Year Ended
                                   May 31, May 31, May 31,  May 28, May 29,
                                    1997    1996    1995     1994    1993
        Net Sales                 $16,440  $13,830 $ 20,298 $20,473 $20,308
        Net Income(Loss)          $    80  $ (772) $(1,058) $   623 $   356
        Income(Loss)Per Share (1) $   .07  $ (.72) $  (.99) $   .58 $   .34

       (1) Based on weighted average number of shares outstanding of 1,197,452 in 1997, 1,077,359 in 1996, 1,070,391 in 1995,
        1,064,898 in 1994, and 1,054,559 in 1993.

(a) Selected Balance Sheet Data (In Thousands of Dollars, Except Per Share Amounts)

                                 May 31,  May 31,  May 31,  May 28,  May 29,
                                  1997     1996     1995     1994     1993
      Total Assets               $15,214  $11,886  $14,903  $17,261  $14,866
      Long-Term Debt             $ 2,170  $ 1,846  $ 1,573  $ 2,173  $ 2,723
      Dividends Per Share        $   .00  $   .00  $   .00  $   .00  $   .00

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of financial condition and results of operations of the Company and its subsidiary is based on the Consolidated Financial Statements and the notes thereto included herein.

        (a) and (b) Liquidity and Capital Resources

        Comparison of FY 1997 with FY 1996

        In fiscal year 1997, the Company used $277,000 of cash from operations compared to generating $1,199,000 cash from operations in fiscal year 1996. The decrease in cash from operations in fiscal year 1997 reflects an increase in inventories and receivables, offset in part by increased net income and payables.

	In fiscal year 1997, major capital expenditures included two acquisitions. The first acquisition was a line of potato farming equipment and associated service parts. The second acquisition was
        a line of grain	wagons and associated service parts. The
        acquisitions, which included fixed assets and inventory, were financed by the issuance of 145,000 shares of Art's-Way common stock, loans from the State of Iowa and local sources obtained through the State of Iowa Community Development Block Grant program and borrowings under the Company's short term line of credit.

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

	Capital Resources

	In August 1995, the Company refinanced its existing senior indebtedness with a new bank. This new agreement provides for a revolving credit facility of up to $6,200,000 for operating needs based on a percentage of the Company's accounts receivable and inventory and allows within the revolving credit facility for the issuance of Letters of Credit in an aggregate amount not exceeding $300,000. The interest on this credit facility is one and one-half percent per annum in excess of the bank's referenced rate and two percent on the Letter of Credit sub-facility. This new banking relationship will allow the Company a greater borrowing base to facilitate new product growth and to provide for ongoing working capital needs. Future capital needs of the Company will be met by cash from operations and additional borrowing.

	       The agreement also provides for a term loan in the principal amount of $2,130,000. The principal amount is repayable in monthly installmentsof $35,500 for twenty-four months with the final payment due at the twenty fourth month unless the revolving credit facility is renewed. In the event that the term of the revolving credit facility is subsequently extended, the term loan shall continue to amortize based upon the payment schedule outlined above. The interest rate on this credit facility is one and one-half percent in excess of the bank's reference rate.

	All loans, advances and other obligations, liabilities and indebtedness of the Company are secured by all present and future assets.

	The Company's current ratio during the three preceding fiscal years and its working capital are as shown in the following table:

                             May 31, 1997  May 31, 1996    May 31, 1995
        Current Assets       $12,210,992   $ 9,578,494     $12,040,740
        Current Liabilities  $ 6,821,525   $ 4,593,848     $ 7,309,511
        Working Capital      $ 5,389,467   $ 4,984,646     $ 4,731,299

        Current Ratio           1.8            1.9             1.6

	The Company believes its liquidity, capital resources, and borrowing capacity are adequate for its current and intended operations.

	(c)   Results of Operations

       	Comparison of FY 1997 with FY 1996

       	Sales revenues for FY 1997 rose 19% due to the acquisitions described above and returning strength in other areas of our existing business. Sales from the acquisitions exceeded $2,000,000, the feed processing business was up 22%, and sales gains were made in our land maintenance line. Sales declined in the sugar beet equipment line as we deliberately delayed production beyond
        May 31, 1997 to minimize working capital, make manufacturing room for our new products, and to allow more time for the development of new features.

       	Gross profit for FY 1997 rose 46% on the higher sales volume,however fiscal year 1996 gross profit was impacted by a $350,000 inventory write-down. The ratio of cost of goods sold to net sales improved to 73.4% from last year's 78.4% (75.9% prior to the write-down). This improvement in FY 1997 resulted from lower raw material costs and reduced warranty expense.

       	Operating expenses were 7% higher than FY 1996. The two acquisitions accounted for most of the increase, which included amortization of purchase costs and additional employees to support the acquisitions. In addition, the Company strengthened our beet equipment resources in the engineering area. The 10% wage reduction implemented in June 1995 was progressively restored which further increased operating expenses. The ratio of expenses to sales fell from 25.7% in FY 1996 to 23.1% in FY 1997.

       	Interest expense was 29% lower in FY 1997 when compared to FY 1996. Improved manufacturing flow reduced working capital requirements throughout the year.


	Comparison of FY 1996 with FY 1995

       	Sales for FY 1996 were down $6,468,000 from FY 1995 sales. This 32% reduction in sales was in the company's two major areas of business-sugar beet equipment and feed processing equipment. Sales of sugar beet equipment fell 48% as the Company adjusted dealer inventories from a wholesale sales push in 1995. Feed processing sales were off 36% due to extremely high cost of feed, primarily corn, which severely crimped the Company's customers' ability to purchase new machines. Sales of the Company's other products, including service parts declined a more modest 10%.

       	Gross profit for FY 1996 fell 30% on the lower sales volume, including a $350,000 inventory market write-down taken in the fourth quarter. Without this write-down, gross profit would have been down approximately 23%. The percent of cost of goods sold to net sales declined to 76.9% from 77.5% in FY 1995, including the impact of the inventory write-down. Before the inventory write-down the percent of cost of goods sold was 74.3%. The improvement came about through significant improvements in manufacturing efficiencies and purchasing.

       	Operating expenses were reduced almost 34% from FY 1995. With the completion of the major new product initiative undertaken in FY 1994 and FY 1995, engineering expenses were scaled back significantly, particularly in the area of prototype expense. Other major cut-backs occurred in all areas of the Company, resulting in the number of indirect and salaried employees at May 31, 1996 to be 73 vs 105 for the prior year. Operating expenses as a percent of net sales were 27% and 28% in FY 1996 and FY 1995. The reduction in expenses and improvement in the cost of goods sold percent has enabled the loss from operations to be reduced 48% from FY 1995.

       	Interest expense fell 18% from FY 1995, as production schedules, inventories and accounts receivable were reduced. Other expenses were up significantly due to fees associated with the new loan agreement.

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

       	Based upon the reversal of deferred tax liabilities and projected future taxable income, management believes it is more likely than not the Company will realize the benefits of these deductible differences at May 31, 1997. See also Note 8 to the Consolidated Financial Statements.

	Recently Issued Accounting Pronouncements

       	In February 1997, the Financial Accounting Standards Board issued
        Statement No. 128, Earnings Per	Share, which revises the calculation
        and presentation provisions of Accounting Principle Board Opinion No. 15 and related interpretations. Statement No. 128 is effective for the fiscal year 1998. The Company believes the adoption of Statement No. 128 will not have a significant effect on its reported earnings per share.

Item 8.  Consolidated Financial Statements and Supplemental Data

       	Consolidated Financial Statements and Supplemental Data for the three years ended May 31, 1997 are presented in a separate section of this Report following Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

	Not Applicable.




                                    9
PART III

Item 10.  Directors and Executive Officers

  The information required by Item 10 is incorporated by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after May 31, 1997 which is included as Exhibit 99.1 hereto and incorporated herein by this reference.

Item 11.  Executive Compensation

  The information required by Item 11 is incorporated by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after May 31, 1997 which is included as Exhibit
  99.1 hereto and incorporated herein by this reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The information required by Item 12 is incorporated by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after May 31, 1997 which is included as Exhibit
  99.1 hereto and incorporated herein by this reference.


Item 13.  Certain Relationships and Related Transactions

  The information required by Item 13 is incorporated by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after May 31, 1997 which is included as Exhibit
  99.1 hereto and incorporated herein by this reference.





                                      10

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

	(a) Index to Financial Statements and Schedules

	See index to financial statements and supporting schedules on page F-2.

	(b) Reports on Form 8-K

 No current Reports on Form 8-K have been filed during the last fiscal quarter of the period covered by this Report.

	(c)   Index to Exhibits

	Any exhibits filed with Securities and Exchange Commission will be supplied upon written request of William T. Green, Vice President, Finance, Art's-Way Manufacturing Co., Inc., Highway 9 West,
 Armstrong, Iowa 50514. A charge will be made to cover copying costs. See Exhibit Index below.


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

           10.3 Art's-Way Manufacturing Co., Inc. 401 (k) Savings Plan. Incorporated by reference to Exhibit 28 (a) to the Art's-Way Manufacturing Co., Inc. Registration Statement on Form S-8 filed on October 23, 1992.

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

           10.6 Asset Purchase Agreement between the Company and J. Ward McConnell, Jr., and Logan Harvesters, Inc. Incorporated by reference to Current Report on Form 8-K dated September 6, 1996.

           99.1 Proxy Statement for 1997 Annual Meeting to be filed on or before 120 days after May 31, 1997.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Art's-Way Manufacturing Co., Inc. and subsidiary at May 31, 1997 and
May 31, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



						KPMG PEAT MARWICK LLP


Omaha, Nebraska
July 11, 1997




                       ART'S-WAY MANUFACTURING CO., INC.



                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      AND FINANCIAL STATEMENT SCHEDULE




CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations -
	Three years ended May 31, 1997........................      F-3

Consolidated Balance Sheets -
	May 31, 1997 and May 31, 1996...........................  F4 - F-5

Consolidated Statements of Stockholders' Equity -
	Three years ended May 31, 1997........................      F-6

Consolidated Statement of Cash Flows -
	Three years ended May 31, 1997........................      F-7

Notes to Consolidated Financial Statements -
	Three years ended May 31, 1997.........................  F-8 - F-15


SCHEDULE SUPPORTING CONSOLIDATED
	FINANCIAL STATEMENTS

	Schedule VII  -  Valuation and Qualifying Accounts......    S-1


All other schedules have been omitted as the required information is not applicable or the information is included in the consolidated financial statements or related notes.

                                    F-2


ART'S-WAY MANUFACTURING CO., INC.
                             AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS

                         			 	               YEARS ENDED
             		                    May 31,      May 31,     May 31,
		                                  1997	        1996	        1995

NET SALES	                      $16,440,194   $13,830,471  $20,298,140
COST OF GOODS SOLD		             12,075,488    10,492,375   15,972,492
INVENTORY MARKET WRITE-DOWN	        	-	           350,00    0 	 -

GROSS PROFIT	       	             4,364,706     2,988,096    4,325,648

EXPENSES:
   Engineering	     	               353,814       278,426      551,739
   Selling		                      1,372,910     1,495,415    2,201,531
   General and administrative	    2,068,615     1,781,417    2,663,361
        Total expenses		          3,795,339     3,555,258    5,416,631

INCOME (LOSS) FROM OPERATIONS       569,367     (567,162)  (1,090,983)

OTHER INCOME (DEDUCTIONS):
    Interest expense		            (327,089)     (459,066)    (558,321)
    Other		                       (117,033)     (115,750)       4,215
        Net deductions		          (444,122)     (574,816)    (554,106)

INCOME (LOSS) BEFORE INCOME TAXES  125,245     (1,141,978)  (1,645,089)

INCOME TAX  EXPENSE (BENEFIT) (Note 8)45,222	    (370,051)    (586,601)

NET INCOME (LOSS)	                $	80,023    	$ (771,927) $(1,058,488)


NET INCOME (LOSS) PER SHARE	        	$0.07 	     ($0.72)      	($0.99)

See accompanying notes to consolidated financial statements.

ART'S-WAY MANUFACTURING CO., INC.
                                   AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS

                		                                May 31,	  	May 31,
ASSETS		                                           1997		     1996

CURRENT ASSETS:
   Cash and cash equivalents (Note1)	       $    25,297 	$    91,513
   Accounts receivable-customers,
    net of allowance for doubtful accounts
    of $25,000 and $26,975 in 1997 and 1996,
    respectively (Notes 5 and 10)	            	 2,943,404 	  2,464,241
   Inventories (Notes 2 and 5)		                8,437,569 	  6,200,743
   Deferred income taxes (Note 8)		               644,053 	    734,522
   Other current assets		                         160,669 	     87,475

         Total current assets		                12,210,992 	  9,578,494



PROPERTY, PLANT AND EQUIPMENT,
   at cost (Notes 3 and 5)		                    10,340,107 	  9,091,255
      Less accumulated depreciation		            7,337,110    6,783,941

         Net property, plant and equipment     	 3,002,997    2,307,314



         TOTAL	                                $15,213,989 	$11,885,808

See accompanying notes to consolidated financial statements.


           		                                    May 31,      	May 31,
LIABILITIES AND STOCKHOLDERS' EQUITY		            1997	         1996

CURRENT LIABILITIES:
    Notes payable to bank (Note 5)	          $ 2,652,433    $ 2,281,809
    Current portion of long-term debt (Note 5)	  462,146        426,000
    Accounts payable	 	                        2,130,946        506,912
    Customer deposits		                          810,780        371,801
    Accrued expenses (Note 4)		                  765,220      1,007,326

         Total current liabilities		           6,821,525      4,593,848

LONG-TERM DEBT, excluding current portion
 (Note 5)                                      1,707,854      1,420,000

DEFERRED INCOME TAXES (Note 8) 		                 94,101        160,038


STOCKHOLDERS' EQUITY:
  Common stock - $.01 par value.  Authorized
   5,000,000 shares; issued 1,340,778 shares      13,408         13,408
  Additional paid-in capital		                 1,637,887      2,295,089
  Retained earnings		                          5,920,893      5,840,870
 		                                            7,572,188      8,149,367
  Less cost of common shares in treasury of
   102,347 in 1997 and 254,147 in 1996		         981,679      2,437,445

      Total stockholders' equity		             6,590,509      5,711,922


CONTINGENCIES (Note  9)

         TOTAL	                             $ 15,213,989     $11,885,808

                     ART'S-WAY MANUFACTURING CO., INC.
                             AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   THREE-YEAR PERIOD ENDED MAY 31, 1997

                                      Additional
         Number   Stated/  Paid -In  Retained    Treasury
	       of Shares ParValue Capital   Earnings    Stock	    Total
BALANCE,
 MAY 29, 1994 1,066,831 $13,408 $2,374,575 $7,671,285 $(2,627,341)$7,431,927
  Net loss	        -	      -	         -	   (1,058,488)      -	    (1,058,488)
  Common treasury
    shares
    issued        6,100     -	     (17,786)     -	        58,503      40,717

BALANCE,
 MAY 28,1995  1,072,931  13,408  2,356,789  6,612,797  (2,568,838) 6,414,156
   Net loss	                                 (771,927)              (771,927)
   Common treasury
   shares
   issued        13,700            (61,700)               131,393     69,693

BALANCE,
 MAY 31,1996  1,086,631  13,408  2,295,089   5,840,870 (2,437,445) 5,711,922
   Net income				                               80,023                80,023
   Common treasury
   shares
   issued       151,800           (657,202)             1,455,766    798,564

BALANCE,
MAY 31,1997   1,238,431 $13,408 $1,637,887  $5,920,893 $ (981,679)$6,590,509

See accompanying notes to consolidated financial statements.

                  ART'S-WAY MANUFACTURING CO., INC.
                           AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS

	                                                   YEARS ENDED
                  		                       May 31	     May 31	  May 31
		                                          1997	       1996	    1995
CASH FLOWS FROM OPERATIONS:
  Net income (loss)	                     $	80,023    $ (771,927)	$(1,058,488)
  Adjustments to reconcile net income
  (loss) to net cash used by operating
  activities:
    Depreciation and amortization         586,152       572,109      621,809
    Changes in assets and liabilities:
     (Increase) decrease in:
      Accounts receivable	                (479,163)      946,384     517,249
      Inventories                       (2,236,826)    1,227,500   1,790,429
      Other current assets                 (73,194)      (46,343)    185,215
    Increase (decrease) in:
      Accounts payable		                 1,624,034    (1,427,404)   (810,196)
      Customer deposits		                  438,979       276,187    (267,749)
      Accrued expenses                    (242,106)      127,745    (155,982)
     Income taxes, net		                    24,532       294,471    (783,112)

       Net cash provided (used)
       by operating activities	           (277,569)	   1,198,722      39,175

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and
  equipment		                           (1,300,788)     (19,568)    (216,531)
 Proceeds from sale of property,
  plant and equipment - net	                18,953        2,140       15,786
Net cash used in investing
  activities                            (1,281,835)     (17,428)    (200,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from (payments of) notes
  payable to bank		                        370,624    (1,518,191)    700,000
 Proceeds from long term debt	            	750,000     2,130,000        -
 Principal payments on long term debt     (426,000)   (1,857,334)   (600,000)
 Proceeds from issuance of common
  stock from treasury		                    798,564        69,693	     40,717
Net cash provided by (used in)
  financing activities		                 1,493,188    (1,175,832)	   140,717

Net increase (decrease) in cash and
  cash equivalents	 	                      (66,216)       	5,462     (20,853)
Cash and cash equivalents at
  beginning of year		                       91,513        86,051     106,904
Cash and cash equivalents at
  end of year	                           $	 25,297    $   91,513	  $  86,051


Supplemental disclosures of cash
 flow information:
   Cash paid during the year for:
        Interest	                        $	333,108      $ 490,876  $  514,376
        Income taxes	 	                     22,267         	6,992     196,511

See accompanying notes to consolidated financial statements.


                        ART'S-WAY MANUFACTURING CO., INC.
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     THREE-YEAR PERIOD ENDED MAY 31, 1997


1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	CONSOLIDATION

       	The consolidated financial statements include the accounts of Art's-Way Manufacturing Co., Inc. ("Company" or "Art's-Way") and its subsidiary, A-W Transportation Co. All material intercompany balances and transactions have been eliminated in consolidation.
        As of August 4, 1995, A-W Transportation Co. was administratively dissolved.

	INVENTORIES

      	Inventories are stated at the lower of cost or market, and cost is determined using the first-in, first-out (FIFO) method or market.

	PROPERTY, PLANT AND EQUIPMENT

      	Property, plant and equipment is recorded at cost. Depreciation of plant and equipment is provided using the straight-line method, based on estimated useful lives of the assets which range from three to thirty-three years.

	CASH EQUIVALENTS

     	For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

	INCOME TAXES

	Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

	RESEARCH AND DEVELOPMENT

	Research and development costs are expensed when incurred. Such costs approximated $301,000 in 1997, $224,000 in 1996 and $239,000 in 1995.

	INCOME (LOSS) PER SHARE

	Income (loss) per common share is based on the weighted average number of shares outstanding and equivalent common shares from dilutive stock options of 1,197,452 shares in 1997, 1,077,359 shares in 1996 and 1,070,391 shares in 1995. The difference between primary and fully diluted income (loss) per share is not material.

	RECLASSIFICATIONS

	Certain 1996 and 1995 balances have been reclassified to conform to the 1997 presentation.

	USE OF ESTIMATES

	Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

2.	INVENTORIES

        Major classes of inventory are:
                                                   1997          1996
          Raw materials                        $ 1,691,733    $  631,354
          Work in process                        3,891,197     2,235,737
          Finished goods                         3,014,639     3,683,652
          Inventory market write-down             (160,000)     (350,000)
             Total                             $ 8,437,569   $ 6,200,743

3.	PROPERTY, PLANT AND EQUIPMENT

        Major classes of property, plant and equipment are:
                                                   1997           1996
         Land                                   $  180,909     $ 180,909
         Buildings                               2,601,250     2,601,250
         Manufacturing machinery and equipment   7,288,785     6,064,364
         Trucks and automobiles                    148,817       124,387
         Furniture and fixtures                    120,346       120,345
            Total                              $10,340,107    $9,091,255

4.	ACCRUED EXPENSES

        Major components of accrued expenses are:
                                                    1997           1996
        Salaries, wages and commissions           $ 303,388    $ 305,413
        Provision for pending claims                 40,000      160,000
        Other                                       421,832      541,913
          Total                                   $ 765,220   $1,007,326

5.	LOAN AND CREDIT AGREEMENTS

	Line of Credit

        In August 1995, the Company refinanced its existing senior
        indebtedness with a new bank.  This new	agreement provides for a
        revolving credit facility of up to $6,200,000 for operating needs based on a percentage of the Company's accounts receivable and inventory and allows within the revolving credit facility for the issuance of letters of credit in an aggregate amount not exceeding $300,000. The interest on this credit facility is one and one-half percent per annum in excess of the bank's referenced rate (10.00% at May 31, 1997) and two percent on the letter of credit sub-facility (10.50% at May 31, 1997).

       	At May 31, 1997, borrowings under the revolving line of credit were $2,652,433 and the bank had issued $100,000 in letters of credit which guaranteed obligations carried on the consolidated balance sheet.

       	The agreement also provides for a term loan in the principal amount of $2,130,000. The principal amount is repayable in monthly installments of $35,500 with the final payment due August 1998 unless the revolving credit facility is renewed. In the event that the term of the revolving credit facility is subsequently extended, the term loan shall continue to amortize based upon the payment schedule outlined above.

       	All loans, advances and other obligations, liabilities and
        indebtedness of the Company are secured by all 	present and future
        assets.

       	Unused borrowings under the revolving line of credit were $960,000 at May 31, 1997. The Company pays an unused line fee equal to three-eighths of one percent of the unused portion of the revolving loan facility.

	Long-term Debt

      	A summary of the Company's long-term debt is as follows at May 31, 1997 and 1996:

                                                    1997        1996
        Installment promissory note dated
        August 31, 1995, in the original principal sum of $2,130,000, payable in monthly installments of $35,500 plus interest at one and one-half percent over the bank's national money market rate, secured (a) $ 1,420,000 $ 1,846,000

        State of Iowa Community Development Block
        Grant promissory notes at zero percent
        interest, maturity 2006 with quarterly
        principal payments to begin October 1997 (b) 500,000         -

        State of Iowa Community Development Block
        Grant local participation promissory notes
        at 4% interest, maturity 2006. Interest
        is payable quarterly beginning in November
        1996 and principal payments begin in
        November 1997                               250,000          -

          Total long-term debt                    2,170,000     1,846,000

        Less current portion of long-term debt      462,146       426,000

          Long-term debt, excluding current
            portion                              $1,707,854    $1,420,000

	(a) The installment promissory notes payable bear interest at one and one-half percent over the bank's national money market rate (10% and 9.75% at May 31, 1997 and 1996, respectively).
    	All borrowings under the installment notes payable are secured by the cash, accounts receivable, inventories and property, plant and equipment of the Company. The agreement requires the Company to maintain minimum levels of tangible net worth and specified ratios, as defined, of debt-to-tangible net worth and net cash income to current maturities. The Company was in compliance with, or has obtained waivers for, all applicable covenants. Retained earnings of $5,920,893 are restricted and are not available for the payment of dividends.

      	(b) $100,000 of this debt will be forgiven upon the satisfactory completion of certain performance target obligations at the contract expiration date of June 30, 1998 and the first year anniversary of this date.

     	A summary of the minimum maturities of long-term debt follows:

                         Year               Amount
                         1998              $462,146
                         1999            $1,069,144
                         2000               $76,827
                         2001               $77,081
                    2002 and beyond        $484,802

6.	EMPLOYEE BENEFIT PLANS

      	The Company sponsors a defined contribution 401(k) savings plan which covers substantially all full-time employees who must meet eligibility requirements. Participating employees may contribute as salary reductions a minimum of 4% of their compensation up to the limit prescribed by the Internal Revenue Code. The Company may make matching contributions at a discretionary percent upon the approval from the Board of Directors. Company contributions approximated $0 in 1997, $0 in 1996 and $165,000 in 1995.

7.	STOCK OPTION PLANS

       	Under the 1991 Employee Option Plan, stock options may be granted to key employees to purchase shares of common stock of the Company at a price not less than its fair market value at the date the options are granted. Options granted may be either nonqualified or incentive stock options. The option price, vesting period and term are set by the Compensation Committee of the Board of Directors of the Company. Options for an aggregate of 100,000 shares of common stock may be granted. Each option will be for a period of ten years and may be exercised at a rate of 25% at the date of grant and 25% on the first, second and third anniversary date of the grant on a cumulative basis. At May 31, 1997, the Company had approximately 49,000 shares available for issuance pursuant to subsequent grants.

       	Under the 1991 Director Option Plan, options may be granted to nonemployee directors at a price not less than fair market value at the date the options are granted. Nonemployee directors who have served for at least one year are automatically granted options to purchase 5,000 common shares. Options granted are nonqualified stock options. The option price, vesting period
        and term are set by the	Compensation Committee of the Board of
        Directors of the Company. Options for an aggregate of 45,000 common shares may be granted under the Plan. Each option will be for a period of ten years and may be exercised at a rate of 25% at the date of grant and 25% on the first, second and third anniversary date of the grant on a cumulative basis. At May
        31, 1997, the Company had approximately 20,000 shares available for issuance pursuant to subsequent grants.


       	A summary of changes in the stock option plans is as follows:
                                         1997       1996      1995
        Options outstanding at
         beginning of year              78,763     77,988    109,685
        Granted                         20,000     35,563     34,294
        Exercised                          -         -        (2,000)
        Canceled or other disposition  (11,211)   (34,788)   (63,991)
        Options outstanding at end
         of year                        87,552     78,763     77,988
        Options price range for the
         year                           $4.750     $4.750     $6.750
                                          to         to         to
                                       $10.375    $11.125    $11.125

        Options exercisable at end
        of year                          57,701    48,115      56,662

        The Company accounts for stock options in accordance with the provisions of the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Accordingly, the Company has not recognized compensation expense for its options granted in 1995, 1996 and 1997. In 1997, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. FASB Statement No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and income per share disclosure for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in FASB Statement No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of FASB Statement No. 123.


       	The per share weighted-average fair value of stock options granted
        during 1997 and 1996 was $7.179	and $6.799, respectively, on the
        date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected
        dividend yield 0.0%, risk-free interest rate of	6.75%, expected
        volatility factor of 36.70%, and an expected life of 10 years; 1996 - expected dividend yield 0.0%, risk-free interest rate of 6.74%, expected volatility factor of 38.50%, and an expected life of 10 years.

       	Since the Company applies APB Opinion No. 25 in accounting for its
        plans, no compensation cost has	been recognized for its stock
        options in the consolidated financial statements. Had the Company recorded compensation cost based on the fair value at the grant date for its stock options under FASB Statement No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                  						 1997	         	1996

	   Net income (loss)	As reported      	$80,023	      $(771,927)
			                  	Pro forma        	$52,803	      $(797,380)

   	Primary income (loss)	As reported	   $.07	          $(.72)
	   per share           		Pro forma	     $.04	          $(.73)

8.	INCOME TAXES

	Total income tax expense (benefit) for the years ended May 31, 1997,
        1996, and 1995 consists of the 	following:

                                            1997      1996      1995

              Current:
               Federal                    $ 9,453    $  -     $(772,792)
               State                       11,237     4,220     (18,536)
                                           20,690     4,220    (791,328)

              Deferred:
               Federal                     33,544  (320,210)    198,227
               State                       (9,012)  (54,061)      6,500
                                           24,532  (374,271)    204,727

                                         $ 45,222 $(370,049)  $(586,601)

The reconciliation of the statutory Federal income tax rate and the effective tax rate are as follows:

                                            1997       1996       1995
   Statutory Federal income tax rate        34.0%    (34.0%)     (34.0%)
   Increase (decrease) due to:
    State income taxes, net of Federal
     income tax benefit                      1.1      (2.9)       (1.5)
    Research and development credit           -         -         (1.6)
   Other-net                                 1.0       4.5         1.4
                                             36.1%   (32.4%)     (35.7%)

Tax effects of temporary differences that give rise to significant portions
of the deferred tax assets and 	deferred tax liability at May 31, 1997,
1996 and 1995 are presented below:

                                            1997       1996      1995

  Deferred tax asset:
   Net operating loss carryforward       $ 56,122    $134,187   $ 96,232
   Tax credits                             35,552        -        26,354
   Accrued expenses not deducted
     until paid                            95,419     138,530     44,738
   Inventory capitalization               274,067     191,106    226,715
   Valuation reserves                     182,893     260,313     10,395
   Other                                     -         10,386      1,513
          Total deferred tax asset        644,053     734,522    405,947

  Deferred tax liability:
   Depreciation                            94,101     160,038    205,734

          Net deferred tax asset         $549,952    $574,484   $200,213

There was no valuation allowance for deferred tax assets at May 31, 1997 and 1996. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based upon the reversal of deferred tax liabilities and projected future taxable income, management believes it is more likely than not the Company will realize the benefits of these deductible differences at May 31, 1997.

The Company has a net operating loss carryforward of approximately $146,000 which will expire in the year 2011, and various tax credits of approximately $36,000 which will expire in the years 2007 through 2012.

9.  LITIGATION AND CONTINGENCIES

Various legal actions and claims are pending against the Company. In the opinion of management and outside counsel, appropriate provisions have been made in the accompanying consolidated financial statements for all pending legal actions and other claims.

The Company has entered into agreements whereby it can sell accounts receivable to financial institutions. One agreement provides for the Company to pay monthly interest on the face amount of each invoice at a rate of 3.25% over the prime rate from the date of the invoice for
180 days, or the date of customer payment, whichever occurs first.
Under the terms of the second agreement, the financial	institution
purchases the accounts receivable at 95.5% of invoice value. Under the agreements, the financial institutions, in effect, purchase such accounts receivable with recourse in the event the customer returns the equipment. At May 31, 1997, receivables relating to these agreements, for which the Company had a contingent liability, approximated $1,173,000.


10.  ACQUISITIONS

On August 30, 1996, the Company acquired certain fixed assets and inventories from Logan Harvesters,Inc. relating to the manufacture and distribution of potato farm equipment. The total purchase price was approximately $2,750,000. The Company issued 145,000 shares of the Company's common stock, with the balance of the purchase price in cash. Annual revenues from the potato equipment product line are expected to be approximately $5,000,000.

On September 23, 1996, the Company acquired certain fixed assets and inventories from DMI, Inc. relating to the manufacture and distribution of grain wagons. The total cash purchase price was approximately $290,000. Annual revenues from the grain wagon product line are expected to be approximately $1,000,000.

11.  INDUSTRY SEGMENT INFORMATION

The Company is primarily engaged in metal fabrication and the sale of its products in the agricultural sector of the economy. Major products include
animal feed processing products, sugar beet and potato 	products, and
land maintenance products.

The Company's sales to one major original equipment manufacturer were $1,581,553, $2,119,020, and $3,101,120 in 1997, 1996 and 1995,
respectively. Accounts receivable from this customer are unsecured. Accounts receivable from this customer were $94,986, $54,637, and $269,086 of the accounts receivable balance at May 31, 1997, 1996 and 1995, respectively.

12.  DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB Statement No. 107, Disclosures about Fair Value of Financial
Instruments, defines fair value	of a financial instrument at the amount
at which the instrument could be exchanged in a current	transaction between
willing parties. At May 31, 1997 and 1996, the carrying amount approximates fair value for cash and cash equivalents, accounts receivable, accounts payable, notes payable to bank, long-term debt and other current liabilities.

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, notes payable to bank and accrued expenses approximates fair value because of the short maturity of these instruments. The fair values of each of the Company's long-term debt instruments also approximate fair value because the interest rate is variable as it is tied to the bank's national money market rate.


ART'S-WAY MANUFACTURING CO., INC.			Schedule VII
AND SUBSIDIARY
VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED MAY 31, 1997


	                  Allowance for Doubtful Accounts



Balance, May 30, 1994		 			                              $  77,617

Additions:
   Charged to Operating Expenses	        	$42,552

Deduct:
    Accounts Charged Off		               	 93,169

Balance, May 29, 1995					                               $  27,000

Additions:
    Charged to Operating Expenses		        12,000

Deduct:
    Accounts Charged Off	               		 12,025

Balance, May 31, 1996					                               $  26,975

Additions:
    Charged to Operating Expenses	       	  2,834

Deduct:
    Accounts Charged Off	               		  4,809

Balance, May 31, 1997					                               $  25,000

                                Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 29, 1997.

ART'S-WAY MANUFACTURING CO., INC.



By: __________________________________   By: _________________________
     James L. Koley                          William T. Green
     Chairman of the Board                   Executive Vice President,
                                             Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

_____________________________                           August 29, 1997
James L. Koley                Chairman of the Board          Date
                                  and Director

_____________________________                           August 29, 1997
J. David Pitt                 President and Director         Date

_____________________________                           August 29, 1997
George A. Cavanaugh, Jr.            Director                 Date

______________________________                          August 29, 1997
Donald A. Cimpl                     Director                 Date

______________________________                          August 29, 1997
Herbert H. Davis, Jr.               Director                 Date

______________________________                          August 29, 1997
Douglas McClellan                   Director                 Date

_____________________________
J. Ward McConnell, Jr.              Director            August 29, 1997
                                                             Date