Form 10-Q
period 1997-08-31
ARTS WAY MANUFACTURING CO INC
filed 1997-10-15
CIK 7623

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.   20549


                         _________________________________


                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended August 31, 1997     Commission File No. 0-5131



                   ART'S-WAY MANUFACTURING CO., INC.
          (Exact name of registrant as specified in its charter)


                 DELAWARE                  42-0920725
          State of Incorporation    I.R.S. Employer Identification No.

        Hwy 9 West, Armstrong, Iowa           50514
   Address of principal executive offices   Zip Code

  Registrant's telephone number, including area code: (712) 864-3131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filling requirements for the past 90 days. Yes X No __


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 23, 1997:



                                                	1,245,931
                                        	      Number of Shares







                      ART'S-WAY MANUFACTURING CO., INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                                (Unaudited)
                                                 Three Months Ended
                                              August 31,      August 31,
                                                 1997            1996

NET SALES                                     $5,590,236      $3,955,730
COST OF GOODS SOLD                             3,743,072       2,978,084
GROSS PROFIT                                   1,847,164         977,646

EXPENSES:
  Engineering                                    112,313          64,103
   Selling                                       417,892         321,306
   General and administrative                    543,497         457,181
     Total                                     1,073,702         842,590

INCOME FROM OPERATIONS                           773,462         135,056

OTHER DEDUCTIONS:
  Interest expense                              (144,111)       (122,612)
  Other                                          (56,375)           (665)
    Other deductions                            (200,486)       (123,277)

INCOME BEFORE INCOME TAXES	                 572,976          11,779

INCOME TAX EXPENSE                               200,543           4,123

NET INCOME                                    $  372,433        $  7,656

INCOME PER SHARE (NOTE 2)                     $    $0.30        $  $0.01

See accompanying notes to financial statements.

Memo:
Earnings (loss) before interest, taxes,       $  874,323        $ 269,789
  depreciation and amortization

Earnings (loss) before interest and taxes     $  717,087        $ 134,391

ART'S-WAY MANUFACTURING CO., INC.
                             CONDENSED BALANCE SHEETS

                                      August 31,	         May 31,
		                         1997	                  1997
		                      (Unaudited)

                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents             $3,375                   $25,297
  Accounts receivable-customers,
   net of allowance for doubtful
   accounts of $28,000 in August
   and $25,000 in May,
   respectively                      4,016,325                 2,943,404
  Inventories (Note 4)               8,895,056                 8,437,569
  Deferred income taxes                644,053                   644,053
  Other current assets                 252,013                   160,669
        Total current assets        13,810,822                12,210,992



PROPERTY, PLANT AND EQUIPMENT,
   at cost                          10,365,057                10,340,107
  Less accumulated depreciation      7,494,346                 7,337,110
  Net property, plant and equipment  2,870,711                 3,002,997


     TOTAL                         $16,681,533               $15,213,989

See accompanying notes to consolidated financial statements.





                                                    August 31,      May 31,
                                                      1997            1997
                                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to bank                          $4,150,125       $2,652,433
  Current portion of long-term debt (Note 6)        462,146          462,146
  Accounts payable                                1,889,772        2,130,946
  Customer deposits (Note 3)	                    268,500          810,780
  Income Taxes Payable                              200,450             -
  Accrued expenses (Note 5)                         999,646          765,220
      Total current liabilities                   7,970,639        6,821,525

LONG-TERM DEBT, excluding current portion
   (Note 6)                                       1,601,354        1,707,854

DEFERRED INCOME TAXES                                94,101           94,101

STOCKHOLDERS' EQUITY:
  Common stock - $.01 par value.  Authorized
   5,000,000 shares; issued 1,340,778 shares         13,408           13,408
   Additional paid-in capital                     1,618,453        1,637,887
   Retained earnings                              6,293,326        5,920,893
                                                  7,925,187        7,572,188
  Less cost of common shares in treasury of
    94,847 in August and 102,347 in May             909,748          981,679
      Total stockholders' equity                  7,015,439        6,590,509


      TOTAL                                     $16,681,533      $15,213,989

See accompanying notes to financial statements.


                     ART'S-WAY MANUFACTURING CO., INC.
                    CONDENSED STATEMENTS OF CASH FLOWS

                              (Unaudited)

                                                    THREE MONTHS ENDED
                                                  August 31,    August 31,
                                                     1997          1996
CASH FLOW FROM OPERATIONS:
 Net Income                                       $ 372,433     $   7,656
  Adjustment to reconcile net loss to net cash
  provided (used) by operations:
   Depreciation and amortization                    157,236       135,398
   Changes in assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                       (1,072,921)      121,584
       Inventories                                 (457,487)    1,037,345
       Sundry                                       (91,344)       (7,797)
   Increase (Decrease) in:
     Accounts payable                              (241,174)      (26,874)
     Customer deposits                             (542,280)     (333,448)
     Accrued expenses                               234,426       (79,125)
     Income taxes, net                              200,450       (11,943)

       Total adjustments	                 (1,813,094)      835,140

       Net cash provided (used) by operations    (1,440,661)      842,796

CASH USED IN INVESTING ACTIVITIES -
  Purchases of property, plant and equipment        (24,950)       (8,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock
   from treasury                                     52,497            -
  Increase (decrease) in short-term loan          1,497,692      (935,418)
  Increase (decrease) in long-term loan            (106,500)     (106,500)

    Net cash provided (used) by financing
     activities                                   1,443,689    (1,041,918)

    Net decrease in cash and temporary cash
     investments                                    (21,922)     (207,412)

    Cash and temporary cash investments at
     beginning of period                             25,297        91,513

    Cash and temporary cash investments at end
     of the period                                   $3,375     $(115,899)

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                                       $129,323      $107,825
    Income taxes                                         92        16,066

See accompanying notes to consolidated financial statements.

                         ART'S-WAY MANUFACTURING CO., INC.

                      NOTES TO CONDENSED FINANCIAL STATEMENTS



1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Statement Presentation

	The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997. The results of operations for the first quarter ended August 31, 1997 are not necessarily indicative of the results for the six months ending November 30, 1997.


2.	EARNINGS PER SHARE

	Earnings per common share are based on the weighted average number of shares outstanding of 1,243,322 at August 31, 1997 and 1,086,631 at August 31, 1996. Outstanding stock options have no material dilutive effect upon earnings per share.


3.	CUSTOMER DEPOSITS

	The Company receives customer deposits for equipment to be delivered at a later date. As equipment is invoiced and shipped, customer
        deposits are applied to accounts receivable created by 	these
        invoices.

4.	INVENTORIES

        Major classes of inventory are:
                                          August 31, 1997   May 31,1997
             Raw material                 $  1,203,025      $ 1,691,733

             Work-in-process                 3,924,226        3,891,197

             Finished goods                  3,919,805        3,014,639

             Inventory market write-down      (152,000)        (160,000)

                   Total                   $ 8,895,056      $ 8,437,569


5.     ACCRUED EXPENSES

       Major components of accrued expenses are:
                                           August 31,1997    May 31, 1997

      Salaries, wages and commissions      $     370,121     $    303,388

      Provision for pending claims                40,000           40,000

      Other                                      589,525          421,832

                  Total                    $     999,646      $   765,220

6.   NOTES PAYABLE - LONG-TERM

     A summary of the Company's long-term debt at August 31, 1997 is as follows:

     Installment promissory note dated August 31, 1995, in the
     original principal sum of $2,130,000, payable in monthly
     installments of $35,500 plus interest at one and one-half
     percent over the bank's national money market rate,
     secured                                                   $ 1,313,500

     State of Iowa Community Development Block Grant
     promissory notes at zero percent interest, maturity 2006
     with quarterly principal payments to begin
     October 1997                                                  500,000

     State of Iowa Community Development Block Grant local
     participation promissory notes at 4% interest, maturity
     2006. Interest is payable quarterly beginning in
     November 1996 and principal payments begin in
     November 1997                                                 250,000

           Total long-term debt                                  2,063,500

           Less current portion of long-term debt                  462,146

           Long-term debt, excluding current portion           $ 1,601,354

Item 2

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

(a)  	Liquidity and Capital Resources

	At August 31, 1997, the Company's working capital was $5.8 million compared to $5.4 million at May 31, 1997. For the comparable period last year, the Company's working capital was $5.0 million at August 31, 1996, as compared to $5.0 million at May 31, 1996. Short term bank borrowings are $2.8 million higher than a year ago. The later (and ongoing) shipment of beet equipment has temporarily raised both receivables and inventories. Both assets will fall significantly in the next three months.

	Cash used by operations for the 3 month period ended August 31, 1997 was $1.4 million compared with cash provided by operations of $.8
        million for the	same period last year.  This year's extremely low
        cash flow is a result of increases in receivables and inventory
        due to management's decision to	manufacture beet equipment nearer
        the season of use.

	As of August 31, 1997, the Company had no material commitments for
        capital	expenditures.

	The Company anticipates that funds which may be required for future
        working	capital requirements, capital expenditures and business
        acquisitions will be obtained from future operations, long-term and short-term debt and short-term lines of credit.

(b)  	Results of Operations

	Overall sales were 41% higher than a year ago, due to very strong sales of sugar beet harvesting equipment. The increase in sugar beet sales was augmented by management's decision to produce beet equipment nearer the season of use in order to give more time for beet product development, make room in the production schedule for
        the recent product acquisitions, and to	conserve working capital.
        Service parts sales were also significantly higher than last year as we delivered in-season beet parts to our dealers with the machines, and filled dealer service parts stock orders for our new
        Logan potato line ahead	of the season. Other areas of strength
        included a meaningful contribution from	our recent grain wagon
        acquisition and continuing recovery in our feed	processing products
        - particularly grinder/mixers.

       Sales of the Eversman land maintenance products were lower than a year ago reflecting strong sales last year and our current lack of inventory to fill dealer orders. We will be in production of the in-demand land plane later this month, and will be producing other Eversman products in the subsequent quarter. Our existing OEM business was down sharply in both feed processing equipment and in component fabrication as our major OEM customer continues to balance its dealer inventories, and we turn away component fabrication business in favor of our own higher margin branded equipment.

       First quarter gross profits were up 89% from last year on the 41% higher sales. The ratio of costs of goods sold to net sales fell to 67.0% from 75.3% a year ago, due to significantly improved manufacturing efficiencies; a higher margin product mix; and ongoing purchased material cost controls. Operating expenses were 27% higher than a year ago, due to increased staffing in engineering and sales to support our new product lines, and additional resources added to our beet and feed processing business. The operating expense ratio to sales still fell to 19.2% from last year's 21.3%. Interest charges and other expenses increased 63% based on higher assets to support the increased volume. The Company achieved a $561,000 improvement at the pre-tax level, increasing the pre-tax profit from $12,000 to $573,000.



9

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

                   ART'S-WAY MANUFACTURING CO., INC.




Date      October 14, 1997                 /s/ J. David Pitt
                                                  President



Date      October 14, 1997                /s/  William T. Green
                                               Executive Vice President,
                                               Chief Financial Officer