Form 10-Q/A
period 1997-08-31
ARTS WAY MANUFACTURING CO INC
filed 1998-01-14
CIK 7623

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

Appendix A to Item 601(c) of Regulation S-K
Commercial and Industrial Companies
Article 5 of Regulation S-X


Item Number        Item Description		                 Amount

5-02(1)            Cash and cash items                             3,375
5-02(3)(a)(1)      Notes and accounts receivable-trade         4,044,325
5-02(4)            Allowances for doubtful accounts               28,000
5-02(6)            Inventory                                   8,895,056
5-02(9)            Total current assets                       13,810,822
5-02(13)           Property, plant and equipment              10,365,057
5-02(14)           Accumulated depreciation                    7,494,346
5-02(18)           Total assets                               16,681,533
5-02(21)           Total current liabilities                   7,970,639
5-02(30)           Common stock                                   13,408
5-02(31)           Other stockholders' equity                  7,002,031
5-02(32)           Total liabilities and stockholders'
                     equity                                   16,681,533
5-03(b)1(a)        Net sales of tangible products              5,590,236
5-03(b)1           Total revenues                              5,590,236
5-03(b)2(a)        Cost of tangible good sold                  3,743,072
5-03(b)2           Total cost and expenses applicable to
                     sales and revenues                        1,073,702
5-03(b)3           Other costs and expenses                      200,486
5-03(b)5           Provision for doubtful accounts and notes       3,000
5-03(b)8           Interest and amortization of debt discount    144,111
5-03(b)10          Income before taxes and other items           572,976
5-03(b)11          Income tax expense                            200,543
5-03(b)14          Income continuing operations                  372,433
5-03(b)19          Net income or loss                            372,433
5-03(b)20          Earnings per share - primary                     0.30