Form 10-K
period 1997-11-30
ARTS WAY MANUFACTURING CO INC
filed 1998-02-27
CIK 7623

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                  FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the Six-Month Period Ended November 30, 1997 Commission File No. 0-5131

                      ART'S-WAY MANUFACTURING CO., INC.

                  DELAWARE                          42-0920725
       ____________________________         __________________________
          State of Incorporation          I.R.S. Employee Identification No.

            Armstrong, Iowa                              50514

  Address of principal executive offices                Zip Code


   Registrant's telephone number, including area code: (712) 864-3131

   Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Act

                   Common stock $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing for the past 90 days.  Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant on February 10, 1998: $8,895,608

Number of common shares outstanding on February 13, 1998: 1,245,931.

DOCUMENTS INCORPORATED BY REFERENCE:  None

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

     Item 6 - Selected Financial Statement Data                    6 & 7

     Item 7 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations      7 thru 10

     Item 7A -Quantitative and Qualitative Disclosures
              About Market Risk                                     10

     Item 8 - Consolidated Financial Statements and
              Supplemental Data                                     10

     Item 9 - Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                   10

Part III

     Item 10- Directors and Executive Officers of the Registant     11

     Item 11- Executive Compensation                                12

     Item 12- Security Ownership of Certain Beneficial Owners
              and Management                                        13

     Item 13- Certain Relationships and Related Transactions        14

Part IV

     Item 14- Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                   15


Note: This Form 10(k) is being filed as a result of a change in the Company's fiscal year from May 31 to November 30, effective November 30, 1997.

                                  PART I

Item 1. Description of Business

	(a)   General Development of Business

	Art's-Way Manufacturing Co., Inc. (the "Company" or "Art's-Way") began operations as a farm equipment manufacturer in 1956. Its manufacturing plant is located in Armstrong, Iowa.

	During the past five years, the business of the Company ha remained substantially the same.

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

	Private label manufacturing of farm equipment accounted for 8%, 20%, 22% and 18% of total sales for the six-month period ended November
 30, 1997 and each of the years ended May 31, 1997, 1996 and 1995, respectively. The Company expects private label manufacturing for the next twelve months to be approximately 25% of sales.

	Art's-Way labeled products are sold through farm equipment dealers throughout the United States. There is no contractual relationship with these dealers to distribute our products and dealers may sell a competitor's product line but are discouraged from doing so.

	Raw materials are acquired from domestic sources and normally are readily available.

	The Company maintains patents and manufacturing rights on several of its products covering unique aspects of design and has trademarks covering product identification. Royalties are paid by the Company for use of certain manufacturing rights. The validity of its patents has not been judicially determined and no assurance can be given as to the extent of the protection which the patents afford. In the opinion of the Company, its patents, trademarks and licenses are of value in securing and retaining business. The Company currently has six patents which expire in various years beginning in 1998 through 2012.

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

	The Company has a supplier agreement with Case Corporation. Under the agreement the Company has agreed to supply Case's requirements for certain feed processing, tillage equipment and service parts
	under Case's label. The agreement has no minimum requirements and can be cancelled upon certain conditions. For the six-month period ended November 30, 1997 and each of the years ended May 31, 1997, 1996 and 1995 sales to Case aggregated approximately 5%,10%, 15% and 15% of total sales, respectively.

	The backlog of orders on January 28, 1998 was approximately $7,000,000 compared to approximately $2,000,000 a year ago. The increase is primarily tillage equipment for Case Corporation.
 The balance of the order backlog consists of various Company branded products. The order backlog is expected to be shipped during the current fiscal year.

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

	The Company is engaged in experimental work on a continual basis to improve the present products and create new products. Research costs were primarily expended on a new line of feed processing
	products and continuous development of beet harvesting equipment. All research costs are expensed as incurred. Such costs approximated $193,000 for the six months ended November 30, 1997, and $301,000, $224,000 and $239,000 for the years ended May 31, 1997, May 31, 1996 and May 31, 1995, respectively. (See also Note 1 to the Consolidated Financial Statements).

	The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge
 of materials into the environment. The Company does not	anticipate
 that future expenses or capital expenditures relating to compliance with such regulations will be material.

	During the six month period ended November 30, 1997, the Company had peak employment of 211 full-time employees. Of this total 163 were factory and production employees, 15 were engineers and
	engineering draftsman, 18 were administrative employees and 15 were in sales and sales management. Because of the seasonal nature of the Company's business, the number of employees fluctuates.

	The Company's employees are not unionized. There has been no work stoppage in the Company's history and no stoppage is, or has been, threatened. The Company believes its relationship with its employees is good.

	(d) Financial Information about Foreign and Domestic Operation and Export Sales

	The Company has no foreign operations; its export sales, primarily to Canada, accounted for less than 1% of sales and less than 1% of operating income (loss) in the six-month period ended November
 30, 1997 and each of the years May 31, 1997, 1996 and 1995.

Item 2.  Properties

	The existing executive offices, production and warehousing facilities of Art's-Way are built of hollow clay block/concrete and contain approximately 240,000 square feet of usable space.
 Most of these facilities have been constructed since 1965 and are in good condition. The Company owns approximately 140
	acres of land west of Armstrong, Iowa, which includes the factory and inventory storage space. The Company currently leases excess land to third parties for farming.

Item 3.  Legal Proceedings

	Various legal actions and claims are pending against the Company consisting of ordinary routine litigation incidental to the business.  In the opinion of management and outside counsel, appropriate provisions have been made in the accompanying
 consolidated financial statements for all pending legal	actions
 and other claims.  (See also Note 9 to Consolidated Financial
 Statements.)

Item 4.  Submission of Matters to a Vote of Security Holders

	Not Applicable.


                              PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

(a)   Price Range of Common Stock

                               Per Share Common Stock Bid Prices by Quarter
                                                 Period Ended
                              Six-Months Ended   Year Ended   Year Ended
                              November 30, 1997  May 31, 1997  May 31, 1996
                              High         Low   High    Low   High     Low
       First Quarter                             5 1/2  4 1/2  6 5/8     5
       Second Quarter                            5 1/2  4 1/4  5 3/4     5
       Third Quarter          8 1/2      6 1/4   6 1/4  4 3/4  5 3/8  4 1/4
       Fourth Quarter        13 1/2      7 3/4   6 3/4    6    5 1/4  4 1/4

The Common Stock is traded in the over-the-counter market and the range of closing bid prices shown above is as reported by NASDAQ. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

(b)   Approximate Number of Equity Security Holders

                                  Approximate number of
          Title of Class     Record Holders as of February 16,1998
        Common Stock, $.01
            Par Value                        268

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

(a)   Selected Income Statement Data (In Thousands of Dollars,
      Except Per Share Amounts)

                   Six Months     Year     Year    Year   Year    Year
                     Ended       Ended     Ended   Ended  Ended   Ended
                   November 30,  May 31    May 31  May 31 May 28  May 29
                     1997         1997      1996    1995   1994    1993
  Net Sales        $11,137      $16,440  $13,830  $20,298 $20,473 $20,308
  Net Income (Loss)$   491      $    80  $  (772) $(1,058)$   623 $   356
  Income (Loss)
   Per Share (1)   $   .39      $   .07  $  (.72) $  (.99)$   .58 $   .34

(1) Based on weighted average number of shares outstanding of 1,244,620 for the six months ended November 30, 1997 and 1,197,452, 1,077,359, 1,070,391, 1,064,898, 1,054,559 for the years ended May 31, 1997,
May 31, 1996, May 31, 1995, May 31, 1994 and May 31, 1993.


(a) Selected Balance Sheet Data (In Thousands of Dollars, Except Per Share Amounts)
                   November 30,  May 31    May 31  May 31 May 28  May 29
                     1997         1997      1996    1995   1994    1993

  Total Assets      $15,322      $15,214   $11,886 $14,903 $17,261 $14,866
  Long-Term Debt    $ 1,935      $ 2,170   $ 1,846 $ 1,573 $ 2,173 $ 2,723
  Dividends Per
     Share          $   .00      $   .00   $  .00  $   .00 $   .00 $   .00

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of the Company and its subsidiary is based on the Consolidated Financial Statements and the notes thereto included herein.

(a) and (b)   Liquidity and Capital Resources

Six-months ended November 30, 1997

For the six-months ended November 30, 1997, the Company's main source of
funds resulted from net	income plus depreciation. This source was offset
by an increase in inventories and a decrease in customer deposits. The inventory increase results from a higher production load at November 30, 1997 due primarily from Case tillage equipment. Customer deposits are from down payments on beet equipment. This equipment was shipped during the six-month period, consequently the decrease in customer deposits.

Comparison of year ended May 31, 1997 with May 31, 1996

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

Comparison of year ended May 31, 1996 with May 31, 1995

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

Capital Resources

In August 1995, the Company refinanced its existing senior indebtedness with a new bank. This new agreement provides for a revolving credit facility of up to $6,200,000 for operating needs based on a percentage of the Company's accounts receivable and inventory and allows within the revolving credit facility for the issuance of Letters of Credit in an aggregate amount not exceeding $300,000. The interest on this credit facility is one and one-half percent per annum in excess of the bank's referenced rate and two percent on the Letter of Credit sub-facility
(10% and 10.5% respectively at November 30, 1997). Management believes this credit line will allow the Company to facilitate new product growth and provide for ongoing working capital needs. Future capital needs of the Company will be met by cash from operations and additional borrowing.

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

All loans, advances and other obligations, liabilities and indebtedness of the Company are secured by all present and future assets.

The Company's current ratio during the three preceding fiscal years and its working capital are as shown in the following table:

                   November 30,   May 31,     May 31,    May 31,
                       1997        1997        1996       1995
Current Assets     $12,486,599  $12,210,992 $9,578,494 $12,040,740
Current Liabilities$ 6,621,214  $ 6,821,525 $4,593,848 $ 7,309,511
Working Capital    $ 5,865,385  $ 5,389,467 $4,984,646 $ 4,731,299

Current Ratio           1.9          1.8        1.9         1.6

The Company believes its liquidity, capital resources, and borrowing capacity are adequate for its current and intended operations.

(c)   Results of Operations

Six-months ended November 30, 1997

Sales increased due mainly to strength in sugar beet harvesting equipment and related service parts. Other strong areas included corn stalk shredders, where the Company enjoyed its best season since 1994, the SupRaMix vertical feed mixer and our traditional grinder mixer products. Two areas of weakness in sales were the termination of our OEM contract to make frames for a local fiberglass body manufacturer and our deliberate scaling back of Logan potato equipment production in view of a dramatic downturn in potato prices and customer demand.

Gross profits increased due to improved production efficiencies, a product mix of higher margin products and improved purchasing of raw materials. Warranty expenses were impacted adversely by $160,000 due to unanticipated problems with our new model beet harvester. The Company encountered learning curve expenses associated with the new tillage production for Case.

Operating expenses are up as the Company added staff in engineering and sales to support our new product lines and to enhance our position in the beet and feed processing business and due to the reinstatement of the Company's contribution to the employee 40l(k) retirement plan.

Interest costs were up as the higher sales volumes required higher working capital requirements.

Comparison of year ended May 31, 1997 with May 31, 1996

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

Gross profit for FY 1997 rose 46% on the higher sales volume, however fiscal year 1996 gross profit was impacted by a $350,000 inventory write-down. The ratio of cost of goods sold to net sales improved to 73.4% from last year's 78.4% (75.9% prior to the write-down). This improvement in FY 1997 resulted from lower raw material costs and reduced warranty expense.

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


Comparison of year ended May 31, 1996 with May 31, 1995

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

Based upon the reversal of deferred tax liabilities and projected future taxable income, management believes it is more likely than not the Company will realize the benefits of these deductible differences at November 30, 1997. See also Note 8 to the Consolidated Financial Statements.

Year 2000 Issues

Many computer systems and software programs, including several used by the Company require modification and conversion to allow data code fields to accept dates beginning with the year 2000. Major system failures or erroneous calculations can result if computer systems are not year 2000 compliant. The Company is currently assessing its year 2000 issues, and is being advised by a substantial majority of its vendors and suppliers that certain of their products are year 2000 compliant or can be upgraded or will not be affected by the year 2000 problem. The Company's business could be materially adversely affected if the Company's computer-based systems are not year 2000 compliant in a timely manner, the Company incurs significant additional expenses pursuing year 2000 compliant products, the Company's vendors do not provide in a timely manner year 2000 compliant products, or the Company is subject to warranty or other claims by the Company's clients related to product failures caused by the year 2000 problem.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8.  Consolidated Financial Statements and Supplemental Data

Consolidated Financial Statements and Supplemental Data for the six-month period ended November 30, 1997 and for each of the years ended May 31, 1997, 1996, and 1995 are presented in a separate section of this Report following
Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

                             PART III

Item 10.   Directors and Executive Officers

Directors

JAMES L. KOLEY, age 68, Omaha, Nebraska. Chairman of the Board of Directors since 1987 and Member of the Executive Committee and Compensation and Stock Option Committee. Chairman of the Board of the law firm of Koley, Jessen, Daubman & Rupiper, P.C., Omaha, Nebraska since February 1988. Director of Dover Corporation, New York, New York. Mr. Koley has been a director since 1976.

GEORGE A. CAVANAUGH, JR., age 77, Ocala, Florida. Retired since 1981; formerly President of Cavanaugh & Associates, Inc., Manufacturers Representative, Southfield, Michigan. Chairman of the Compensation and Stock Option Committee and member of the Audit Committee. Mr. Cavanaugh has been a director since 1972.

DONALD A. CIMPL, age 66, Omaha, Nebraska. Business consultant since 1989. For more than five years prior to that time, partner with Coopers and Lybrand. Chairman of the Audit Committee and member of the Executive Committee. Mr. Cimpl has been a director since 1990.

HERBERT H. DAVIS, JR., age 74, Omaha, Nebraska. Owner of Miracle Hills Golf and Tennis Center, Omaha, Nebraska since 1987. For more than five years prior to that time, Chairman of the Board, Kirkpatrick, Pettis, Smith, Polian, Inc., Investment Bankers, Omaha, Nebraska. Chairman of the Executive Committee and Member of the Audit Committee. Director of
KPM Funds, Inc., Omaha,	Nebraska.  Mr. Davis was first elected as a
director in 1970.

DOUGLAS McCLELLAN, age 48, Clarence, New York. President of Filtration Unlimited, Akron, New York, where he has held various positions for more than five years. Member of the Compensation and Stock Option Committee and Audit Committee. Mr. McClellan has been a director since 1987.

J. DAVID PITT, age 50, Armstrong, Iowa. Joined the Company and was elected President on March 26, 1996. For more than five years prior to that time, President and General Manager of Massey-Ferguson, Inc., Des Moines, Iowa. Mr. Pitt was elected a director in 1996.

J. WARD MCCONNELL, Jr., age 67, Kinston, North Carolina. Private investor for more than five years. Mr. McConnell was elected a director in 1996.

Executive Officers

J. David Pitt, age 50, President. Mr. Pitt joined and was elected President of the Company on March 26, 1996 and appointed to the Board of Directors on September 3, 1996. From 1987 to 1996 he was President and General Manager of Massey-Ferguson, Inc., Des Moines, Iowa.

William T. Green, age 55, Executive Vice President, Finance and Administration, Secretary and Treasurer. Mr. Green was appointed Executive Vice President, Finance and Administration, Secretary & Treasurer on April 7, 1995. Prior to April 7, 1995, Mr. Green served as Controller for the Company for more than five years.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth the aggregate cash and cash equivalent forms of remuneration accrued by the Company and its subsidiaries to, or for, the benefit of (i) the Chief Executive Officer and (ii) the four most highly compensated executive officers, other than the CEO, whose remuneration exceeded $100,000.
                                                                 Long Term
                                                               Compensation
                          Annual Compensation                     Awards
      Name and                                     All  Other
  Principal Position  Year   Salary($)   Bonus ($) Compensation  Options

J. David Pitt,        1997*  $60,000    $65,000                     -
  President           1997  $120,000       -            -         20,000
                      1996  $ 22,302       -            -         21,052

*For the six-month period ended November 30, 1997.

Option Exercises and Fiscal Year-End Values

The following table sets forth the aggregated option exercises and year-end option value to (i) the Chief Executive Officer and (ii) the four most highly compensated executive officers, other than the CEO, whose remuneration exceeded $100,000.

                               Number of Securities    Value of Securities
                                  Underlying               Underlying
                                  Unexercised             Unexercised
                               Options at 11/30/97        In-the-Money
                                                       Options at 11/30/97
         Shares      Value
        Acquired on Realized Exercisable Unexercisable Exercisable Unexercisable
        Exercise (#)  ($)       (#)           (#)          ($)         ($)
           -           -       15,526       25,526       86,084      139,834
J. David Pitt
President


Compensation of Directors

Each director, other than the Chairman of the Board, who is not an employee of the Company or a subsidiary, receives $4,500 per year plus $900 for attendance at each of the meetings of the Board, as well as $788 for attendance at each meeting of a standing committee on which he serves.
The Chairman of a standing committee receives $1,035 for each meeting attended.

The Chairman of the Board receives $46,800 per year and is eligible for a discretionary bonus.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Voting Securities and Ownership By Certain Beneficial Owners

The following table sets forth the names of the persons known to the Company who beneficially own more than 5% of the issued and outstanding shares of Common Stock of the Company as of February 17, 1998.

Name and Address             Type of       Number       Percent of
                            Ownership     of Shares    Outstanding

Arthur Luscombe             Of Record      126,325        10.14%
 RR                     and beneficially
 Dolliver, Iowa 50531

Franklin Resources, Inc.    Beneficially    82,500         6.62%
 777 Mariners Island Blvd.
 San Mateo, California 94404

Royce & Associates, Inc.    Beneficially    94,000 (1)     7.54%
 1414 Avenue of the Americas
 New York, New York 10019

J. Ward McConnell, Jr.      Beneficially   136,450 (2)    10.95%
 P.O. Box 6246
 Kinston, North Carolina 28501

James L. Koley              Of Record        76,000 (3)     6.10%
 1125 South 103 Street   and beneficially
 Omaha, Nebraska 68124

(1) These shares are the total of a group filing on Schedule 13G by Royce & Associates, Inc. and Charles M. Royce. Mr. Royce disclaims beneficial ownership of the 94,000 shares held by Royce & Associates, Inc.
(2) Includes 1,250 shares which Mr. McConnell, Jr. is entitled to purchase under the Director Stock Option Plan(1991).
(3) Includes 5,000 shares which Mr. Koley is entitled to purchase under the Director Stock Option Plan(1991).

Voting Securities Owned by Executive Officers and Directors

The following table shows certain information with respect to the Company's common stock beneficially owned by directors and executive officers as of February 17, 1998. The shares shown as beneficially owned include shares which executive officers and directors are entitled to acquire pursuant to outstanding stock options.

    Name                 Type of Beneficial        Number of     Percent of
                              Ownership             Shares        Class

James L. Koley           of record and Beneficially  76,000 (1)     6.10%
George A. Cavanaugh, Jr. of record and Beneficially   5,500 (1)      *
Donald A. Cimpl          of record and Beneficially  42,500 (1)     3.41%
Herbert H. Davis, Jr.    of record and Beneficially  48,200 (1)     3.87%
Douglas McClellan        of record and Beneficially  20,500 (1)     1.65%
J. Ward McConnell, Jr.   of record and Beneficially 136,450 (2)    10.95%
J. David Pitt            of record and Beneficially  17,729 (3)     1.42%
William T. Green         of record and Beneficially  15,375 (4)     1.23%
Directors and Executive
 Officers as a Group
 (8 persons)             of record and Beneficially 373,304        29.96%

* Less than 1%
(1) Includes 5,000 shares which can be purchased by each individual pursuant to stock options.
(2) Includes 1,250 shares which can be purchased pursuant to stock options
(3) Includes 15,526 shares which can be purchased pursuant to stock options and 1,703 shares which is the allocable portion of the shares in the Company's 401(k) Plan.
(4) Includes 15,375 shares which can be purchased pursuant to stock options.

Item 13.  Certain Relationships and Related Transactions

	  Not Applicable

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

   10.1        Art's-Way Manufacturing Co., Inc. 401 (k) Savings Plan.
               Incorporated by reference to Exhibit 28 (a) to the Art's-Way Manufacturing Co., Inc. Registration Statement on Form S-8 filed on October 23, 1992.

   10.2 Art's-Way Manufacturing Co., Inc. Employee Stock Option Plan (1991). Incorporated by reference to Exhibit "A" to Proxy Statement for Annual Meeting of Stockholders held on October 15, 1991.

   10.3 Art's-Way Manufacturing Co., Inc. Director Stock Option Plan (1991). Incorporated by reference to Exhibit "B" to Proxy Statement for Annual Meeting of Stockholders held on October 15, 1991.

   10.4 Asset Purchase Agreement between the Company and J. Ward McConnell, Jr., and Logan Harvesters, Inc. Incorporated by reference to Current Report on Form 8-K dated September 6, 1996.


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Art's-Way Manufacturing Co., Inc. and subsidiary at November 30, 1997 and May 31, 1997 and the results of their operations and their cash flows for the six-month period ended November 30, 1997 and each of the years ended May 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                            			KPMG PEAT MARWICK LLP

Omaha, Nebraska
January 9, 1998


                       ART'S-WAY MANUFACTURING CO., INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     AND FINANCIAL STATEMENT SCHEDULE


CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations -
    Six months ended November 30, 1997
   	and years ended May 31, 1997, 1996 and 1995...............     F-3

Consolidated Balance Sheets -
    November 30, 1997 and May 31, 1997........................   F4 - F-5

Consolidated Statements of Stockholders' Equity -
    Six months ended November 30, 1997
   	and years ended May 31, 1997, 1996 and 1995...............     F-6

Consolidated Statement of Cash Flows -
    Six months ended November 30, 1997
   	and years ended May 31, 1997, 1996 and 1995................    F-7

Notes to Consolidated Financial Statements -
    Six months ended November 30, 1997
   	and years ended May 31, 1997, 1996 and 1995................ F-8 - F-16


SCHEDULE SUPPORTING CONSOLIDATED
	FINANCIAL STATEMENTS

    Schedule VII  -  Valuation and Qualifying Accounts.........    S-1


All other schedules have been omitted as the required information is not applicable or the information is included in the consolidated financial statements or related notes.


                       ART'S-WAY MANUFACTURING CO., INC.
                               AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


     		          SIX MONTHS
		                 ENDED	 	                YEARS ENDED
		              November 30,     May 31,     May 31,     May 31,
		                  1997	         1997	       1996	       1995

NET SALES	       $ 11,137,092	$16,440,194 $13,830,471 $20,298,140
COST OF GOODS SOLD  7,783,751  12,075,488  10,492,375  15,972,492
INVENTORY MARKET
  WRITE-DOWN	           -	         -         	350,000      -

GROSS PROFIT        3,353,341   4,364,706   2,988,096   4,325,648

EXPENSES:
 Engineering		        269,473     353,814     278,426     551,739
 Selling	             759,787   1,372,910   1,495,415   2,201,531
 General and
   administrative	  1,192,045   2,068,615   1,781,417   2,663,361
     Total expenses 2,221,305   3,795,339   3,555,258   5,416,631

INCOME (LOSS)
  FROM OPERATIONS   1,132,036     569,367    (567,162) (1,090,983)

OTHER INCOME (DEDUCTIONS):
 Interest expense	   (264,939)   (327,089)   (459,066)   (558,321)
 Other               (111,268)   (117,033)   (115,750)      4,215
  Net deductions     (376,207)   (444,122)   (574,816)   (554,106)

INCOME (LOSS) BEFORE
  INCOME TAXES        755,829     125,245  (1,141,978) (1,645,089)

INCOME TAX  EXPENSE
 (BENEFIT) (Note 8)   265,140      45,222    (370,051)   (586,601)

NET INCOME (LOSS)   $ 490,689    $ 80,023   $(771,927)$(1,058,488)

NET INCOME (LOSS)
  PER SHARE	            $0.39       $0.07     ($0.72)	     ($0.99)

See accompanying notes to consolidated financial statements.


                         ART'S-WAY MANUFACTURING CO., INC.
                                AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

		                                          November 30,	  May 31,
ASSETS		                                       1997		       1997

CURRENT ASSETS:
 Cash and cash equivalents (Note 1)	       $    8,692 	 $    25,297
 Accounts receivable-customers,
    net of allowance for doubtful accounts
    of $31,000 and $25,000
    in November and May,
    respectively (Notes 5 and 9)           	3,005,837 	   2,943,404
 Inventories (Notes 2 and 5)		              8,754,469     8,437,569
 Deferred income taxes (Note 8)		             464,426       644,053
 Income tax receivable	                        99,000         -
 Other current assets                         154,175       160,669

     Total current assets                  12,486,599    12,210,992


PROPERTY, PLANT AND EQUIPMENT,
 at cost (Notes 3 and 5)	                 10,323,374      10,340,107
   Less accumulated depreciation	          7,488,142       7,337,110

   Net property, plant and equipment	      2,835,232       3,002,997

        TOTAL	                           $15,321,831     $15,213,989

See accompanying notes to consolidated financial statements.


           		                             November 30,       May 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	       	1997		           1997

CURRENT LIABILITIES:
  Notes payable to bank (Note 5)	        $ 3,172,296       $ 2,652,433
  Current portion of long-term debt
   (Note 5)                                  483,157           462,146
  Accounts payable	                        2,069,584         2,130,946
  Customer deposits	                         106,793           810,780
  Accrued expenses (Note 4)                  789,384           765,220

    Total current liabilities	             6,621,214         6,821,525

LONG-TERM DEBT, excluding current
    portion (Note 5)	                      1,451,794         1,707,854

DEFERRED INCOME TAXES (Note 8)               115,129            94,101

         Total liabilities                 8,188,137         8,623,480

STOCKHOLDERS' EQUITY:
  Common stock - $.01 par value.
  Authorized 5,000,000 shares;
  issued 1,340,778 shares                     13,408            13,408
  Additional paid-in capital               1,618,453         1,637,887
  Retained earnings                        6,411,582         5,920,893
 		                                        8,043,443         7,572,188
  Less cost of common shares in
  treasury of 94,847 in November
  and 102,347 in May                         909,749           981,679

      Total stockholders' equity	          7,133,694         6,590,509

CONTINGENCIES (Note 9)

      TOTAL	                             $15,321,831       $15,213,989



                        ART'S-WAY MANUFACTURING CO., INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 SIX MONTHS ENDED NOVEMBER 30, 1997 AND YEARS ENDED MAY 31, 1997, 1996 AND 1995

                   					            Additional
	             Number of   Stated/  Paid-In   Retained    Treasury
	               Shares  Par Value Capital   Earnings     Stock      Total
BALANCE, MAY 29, 1994
              1,066,831 $ 13,408 $2,374,575 $7,671,285 $(2,627,341)$7,431,927
 Net loss	         -        -	       	 -    (1,058,488)      	-    (1,058,488)
 Common treasury
 shares issued    6,100     -	      (17,786)     -          58,503     40,717
BALANCE, MAY 28,1995
              1,072,931   13,408  2,356,789  6,612,797  (2,568,838)  6,414,156
 Net loss	         -		      -	                (771,927)      -        (771,927)
 Common treasury shares issued
                 13,700     -	      (61,700)      -	       131,393      69,693
BALANCE, MAY 31,1996
              1,086,631   13,408  2,295,089  5,840,870  (2,437,445)  5,711,922
 Net income                   -			             	  80,023       -        	 80,023
 Common treasury shares issued
                151,800     -	     (657,202)      -	      1,455,766     798,564
BALANCE, MAY 31,1997
              1,238,431   13,408  1,637,887  5,920,893     (981,679)  6,590,509
 Net income	                  -	        	-	      490,689         -     	490,689
 Common treasury shares issued
                  7,500      -	     (19,434)      -          71,930      52,496
BALANCE, NOVEMBER 30, 1997
              1,245,931  $13,408 $1,618,453 $6,411,582   $ (909,749) $7,133,694


See accompanying notes to consolidated financial statements.

                          ART'S-WAY MANUFACTURING CO., INC.
                                    AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                   			           SIX MONTHS
			                                ENDED	              YEARS ENDED
			                               Nov. 30     May 31,    May 31,     May 31,
                                    1997        1997       1996        1995
CASH FLOWS FROM OPERATIONS:
  Net income (loss)              $ 490,689   $ 80,023  $(771,927) $(1,058,488)
  Adjustments to reconcile net
  income (loss) to net cash provided
Depreciation and amortization	     280,700    586,152    572,109      621,809
Changes in assets and liabilities:
(Increase) decrease in:
 Accounts receivable               (62,433)  (479,163)   946,384      517,249
 Inventories	                     (316,900)(2,236,826) 1,227,500    1,790,429
 Other current assets                6,494    (73,194)   (46,343)     185,215
Increase (decrease) in:
 Accounts payable	                 (61,362) 1,624,034  (1,427,404)   (810,196)
 Customer deposits	               (703,987)   438,979     276,187    (267,749)
 Accrued expenses                   24,164   (242,106)    127,745    (155,982)
 Income taxes, net                 101,655     24,532     294,471    (783,112)

Net cash provided (used)
by operating activities           (240,980)  (277,569)  1,198,722      39,175

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and
 equipment                        (151,134)(1,300,788)    (19,568)   (216,531)
Proceeds from sale of property,
 plant and equipment - net	         38,199     18,953       2,140      15,786
Net cash used in investing
 activities	                      (112,935)(1,281,835)    (17,428)   (200,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of)
 notes payable to bank	            519,863    370,624  (1,518,191)    700,000
Proceeds from long-term debt          -       750,000   2,130,000        -
Principal payments on
 long-term debt                   (235,049)  (426,000) (1,857,334)   (600,000)
Proceeds from issuance of common
 stock from treasury	               52,496    798,564      69,693      40,717
Net cash provided by (used in)
 financing activities	             337,310  1,493,188  (1,175,832)    140,717

Net increase (decrease) in cash
and cash equivalents	              (16,605)   (66,216)      5,462     (20,853)
Cash and cash equivalents at
 beginning of period                25,297     91,513      86,051     106,904
Cash and cash equivalents at
 end of period	                 $    8,692  $  25,297   $  91,513   $  86,051

Supplemental disclosures of cash
 flow information:
Cash paid during the period for:
 Interest	                      $  264,939  $ 333,108   $ 490,876   $  514,376
 Income taxes	                     162,985     22,267       6,992      196,511

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

	CHANGE IN YEAR END

	The Company changed its fiscal year end to November 30 in order to coincide with seasonality of the agriculture industry. As a result, the accompanying financial statements include the six-month transition period ended November 30, 1997, and comparative unaudited financial information for the six-months ended November 30, 1997 is presented in note 13.

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

	RESEARCH AND DEVELOPMENT
	Research and development costs are expensed when incurred.  Such
 costs approximated $193,000 for	the six months ended November 30,
 1997, and $301,000, $224,000 and $239,000 for the years ended
	May 31, 1997, May 31, 1996 and May 31, 1995, respectively.


1.,	Continued

	INCOME (LOSS) PER SHARE

	Income (loss) per common share is based on the weighted average number of shares outstanding and equivalent common shares from dilutive stock options of 1,244,620 shares for the six months ended November 30, 1997, 1,197,452, 1,077,359 and 1,070,391 shares for the years ended May 31, 1997, May 31, 1996 and May 31, 1995, respectively. The difference between primary and fully diluted income (loss) per share is not material. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for the Company's periods ending after December 15, 1997(the Company's quarter ended February 28, 1998). Retroactive application will be required.
 The Company believes the adoption of Statement No. 128 will not have significant effect on its reported earnings per share.

	USE OF ESTIMATES

	Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

2.	INVENTORIES

        Major classes of inventory are:

                                           November 30,      May 31,
                                              1997            1997
          Raw materials                    $1,593,469      $1,691,733
          Work in process                   3,340,641       3,891,197
          Finished goods                    3,916,359       3,014,639
          Inventory market write-down         (96,000)       (160,000)
             Total                         $8,754,469      $8,437,569

3.	PROPERTY, PLANT AND EQUIPMENT

        Major classes of property, plant
         and equipment, at cost, are:      November 30,      May 31,
                                             1997             1997
        Land                               $  180,909     $  180,909
        Buildings and improvements          2,615,573      2,601,250
        Manufacturing machinery and
         equipment                          7,257,729      7,288,785
        Trucks and automobiles                148,817        148,817
        Furniture and fixtures                120,346        120,346
           Total                         $ 10,323,374   $ 10,340,107

4.	ACCRUED EXPENSES

        Major components of accrued expenses are:
                                          November 30,      May 31,
                                              1997           1997
        Salaries, wages and commissions   $  285,806      $ 303,388
        Provision for pending claims           9,255         40,000
        Other                                453,751        421,832
            Total                         $  789,384      $ 765,220

5.	LOAN AND CREDIT AGREEMENTS

	Line of Credit

	In August 1995, the Company refinanced its existing senior indebtedness with a new bank. This new agreement provides for a revolving credit facility of up to $6,200,000 for operating needs based on a percentage of the Company's accounts receivable and inventory and allows within the revolving credit facility for the issuance of letters of credit in an aggregate amount not exceeding $300,000. The interest on this credit facility is one and one-half percent per annum in excess of the bank's referenced rate (10.00% at November 30, 1997) and two percent on the letter of credit sub-facility (10.50% at November 30, 1997).

	At November 30, 1997, borrowings under the revolving line of credit were $3,172,296 and the bank had issued $100,000 in letters of credit which guaranteed obligations carried on the consolidated balance sheet.

	The agreement also provides for a term loan in the principal amount of $2,130,000. The principal amount is repayable in monthly installments of $35,500 with the final payment due August 1998 unless the revolving credit facility is renewed. In the event that the term of the revolving credit facility is subsequently extended, the term loan shall continue to amortize based upon the payment schedule outlined above. The Company and the bank expect to extend the current agreement before the current facility expires.

	All loans, advances and other obligations, liabilities and indebtedness of the Company are secured by all present and future assets.

	Unused borrowings under the revolving line of credit were $206,378 at November 30, 1997. The Company pays an unused line fee equal to three-eighths of one percent of the unused portion of the revolving loan facility.

5.,	Continued

	Long-term Debt

	A summary of the Company's long-term debt is as follows:

                                          November 30,     May 31,
                                             1997           1997
        Installment promissory note dated
        August 31, 1995, in the original
        principal sum of $2,130,000, payable
        in monthly installments of $35,500
        plus interest at one and one-half
        percent over the bank's national
        money market rate, secured (a)    $ 1,207,000     $ 1,420,000

        State of Iowa Community Development
        Block Grant promissory notes at
        zero percent interest, maturity
        2006 with quarterly principal
        payments to begin October 1997 (b)    488,889         500,000

        State of Iowa Community Development
        Block Grant local participation
        promissory notes at 4% interest,
        maturity 2006. Interest is payable
        quarterly beginning in November 1996
        and principal payments begin in
        November 1997                         239,062          250,000


                Total long-term debt        1,934,951        2,170,000

       Less current portion of
         long-term debt                       483,157          462,146


                Long-term debt, excluding
                 current portion          $ 1,451,794      $ 1,707,854

 (a) The installment promissory note payable bears interest at one and one-half percent over the bank's referenced rate (10% at November 30 and May 31, 1997).

      All borrowings under the installment note payable are secured by the cash, accounts receivable, inventories and property, plant and equipment of the Company. The agreement requires the Company to maintain minimum levels of tangible net worth and specified ratios, as defined, of debt-to-tangible net worth and net cash income to current maturities. The Company was in compliance with, or has obtained waivers for, all applicable covenants. Retained earnings
      of $6,343,261 are restricted and are not 	available for the payment
      of dividends.

 (b) $100,000 of this debt will be forgiven upon the satisfactory completion of certain performance target obligations at the contract expiration date of June 30, 1998 and the first year anniversary of this date, June 30, 1999.

      A summary of the minimum maturities of long-term debt follows:

                               Year           Amount
                               1998          $483,157
                               1999          $501,462
                               2000          $430,701
                               2001           $75,023
                               2002           $72,474
                            Thereafter       $372,134

6.    EMPLOYEE BENEFIT PLANS

 The Company sponsors a defined contribution 401(k) savings plan which covers substantially all full-time employees who must meet eligibility requirements. Participating employees may contribute
 as salary	reductions a minimum of 4% of their compensation up to
 the limit prescribed by the Internal Revenue Code. The Company may make matching contributions at a discretionary percent upon the approval from the Board of Directors. Company contributions approximated $54,000 for the six months ended November 30, 1997, $0 for each of the years ended May 31, 1997 and 1996 and $165,000 for the year ended May 31, 1995.

7.	STOCK OPTION PLANS

	Under the 1991 Employee Option Plan, stock options may be granted to key employees to purchase shares of common stock of the Company at a price not less than its fair market value at the date the options are granted. Options granted may be either nonqualified or incentive stock options. The option price, vesting period and term are set by the Compensation Committee of the Board of Directors of the Company. Options for an aggregate of 100,000 shares of common stock may be granted. Each option will be for a period of ten years and may be exercised at a rate of 25% at the date of grant and 25% on the first, second and third anniversary date of the grant on a cumulative basis. At November 30, 1997, the Company had approximately 49,000 shares available for issuance pursuant to subsequent grants.

	Under the 1991 Director Option Plan, options may be granted to nonemployee directors at a price not less than fair market value at the date the options are granted. Nonemployee directors who have served for at least one year are automatically granted options to purchase 5,000 common shares. Options granted are nonqualified stock options. The option price, vesting period and term are set by the
	Compensation Committee of the Board of Directors of the Company. Options for an aggregate of 45,000 common shares may be granted under the Plan. Each option will be for a period of ten years and may be exercised at a rate of 25% at the date of grant and 25% on the first, second and third anniversary date of the grant on a cumulative basis. At November 30, 1997, the Company had approximately 15,000 shares available for issuance pursuant to subsequent grants.

	A summary of changes in the stock option plans is as follows:

                                    November 30, May 31, May 31, May 31,
                                       1995       1995     1995   1995
       Options outstanding at
        beginning of period          87,552      78,763   77,988 109,685

       Granted                        5,000      20,000   35,563  34,294

       Exercised                       -           -        -     (2,000)

      Canceled or other disposition    -        (11,211) (34,788)(63,991)

      Options outstanding at
       end of period                 92,552      87,552   78,763  77,988

      Options price range
       for the period                $4.750      $4.750   $4.750  $6.750
                                       to           to      to      to
                                     10.375      $10.375  $11.125 $11.125

      Options exercisable at end
        of period                    60,151       57,701   48,115  56,662

At November 30, 1997, the weighted-average remaining contractual life of options outstanding was 6.7 years and the weighted average exercise price was $6.87.

7.,  Continued

The Company accounts for stock options in accordance with the provisions of the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market priceof the underlying stock exceeded the exercise price. Accordingly, the Company has not recognized compensation expense for its options granted in the six-month period ended November 30, 1997 and each of the years ended May 31, 1995, 1996 and 1997. In 1997, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. FASB Statement No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and income per share disclosure for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in FASB Statement No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of FASB Statement No. 123.

The per share weighted-average fair value of stock options granted during the six-month period ended November 30, 1997 and each of the years ended May 31, 1997 and May 31, 1996 was $6.874, $7.179 and
$6.799, respectively, on the date of grant using the Black Scholes
option-pricing model with 	the following weighted-average assumptions:
November 30, 1997- expected dividend yield 0.0%, risk-free interest rate of 5.86%, expected volatility factor of 36.87%, and an expected life of 10 years; May 31,1997 - expected dividend yield 0.0%, risk-free interest rate of 6.75%, expected volatility factor of 36.70%, and an expected life of 10 years; May 31, 1996 - expected dividend yield 0.0%,
risk-free interest	rate of 6.74%, expected volatility factor of 38.50%,
and an expected life of 10 years.

Since the Company applies APB Opinion No. 25 in accounting for its plans, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company recorded compensation cost based on the fair value at the grant date for its stock options under FASB Statement No. 123, the Company's net income
(loss) and income (loss) per share would have been	reduced to the
pro forma amounts indicated below:

                             					November 30    May 31,   May 31,
					                                1997	       	1997      1996

     Net income (loss)	As reported	 $490,689      $80,023	$(771,927)
                    			Pro forma	   $464,005      $52,803	$(797,380)

     Primary income
      (loss)	          As reported	     $.39	        $.07	    $(.72)
      per share	      	Pro forma	       $.37         $.04	    $(.73)

8.   INCOME TAXES

Total income tax expense (benefit) for the six-month period ended
November 30, 1997 and for each of the years ended May 31, 1997, 1996, and 1995 consists of the following:

                           November 30,   May 31,  May 31,  May 31,
                             1995          1995      1995    1995
           Current:
            Federal        $ 64,485      $ 9,453    $ -    $(772,792)
            State              -          11,237     4,220   (18,536)
                             64,485       20,690     4,220  (791,328)

           Deferred:
            Federal         200,655       33,544  (320,210)  198,227
            State              -          (9,012)  (54,061)    6,500
                            200,655       24,532  (374,271)  204,727

                         $  265,140      $45,222 $(370,051)$(586,601)

     The reconciliation of the statutory Federal income tax rate and the effective tax rate are as follows:

                         November 30,   May 31,   May 31,  May 31,
                              1995       1995     1995      1995
     Statutory Federal
      income tax rate        34.0%       34.0%    (34.0%)  (34.0%)
     Increase(decrease)dueto:
      State income taxes,
      net of Federal income
      tax benefit               -         1.1      (2.9)    (1.5)
     Research and development
      credit                  (1.3)        -         -      (1.6)
     Other-net                 2.4        1.0       4.5      1.4
                              35.1%      36.1%    (32.4%)  (35.7%)

    Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability at November 30, 1997 and May 31, 1997, 1996 and 1995 are presented below:

                       November 30,  May 31,  May 31,  May 31,
                           1995       1995     1995     1995
    Deferred tax assets:
     Net operating loss
      carryforward      $   -       $ 56,122  $134,187 $ 96,232
     Tax credits          16,034      35,552      -      26,354
    Accrued expenses not
     deducted until paid  50,053      95,419   138,530   44,738
    Inventory
     capitalization      302,945     274,067   191,106  226,715
    Asset reserves        95,394     182,893   260,313   10,395
    Other                   -           -       10,386     1,513

    Total deferred
     tax assets          464,426     644,053    734,522  405,947

    Deferred tax
     liability
    Depreciation         115,129      94,101    160,038  205,734

    Net deferred
     tax assets         $349,297    $549,952   $574,484  $200,213

8., Continued

There was no valuation allowance for deferred tax assets at November 30, 1997 and May 31, 1997, 1996 and 1995. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based upon the reversal of deferred tax liabilities and projected future taxable income, management believes it is more likely than not the Company will realize the benefits of these deductible differences at November 30, 1997.

The Company has available approximately $16,000 of Iowa Jobs Tax
Credits which will expire in the year 2007 and 2008.

9.  LITIGATION AND CONTINGENCIES

Various legal actions and claims are pending against the Company.
In the opinion of management and outside counsel, appropriate provisions have been made in the accompanying consolidated financial statements for all pending legal actions and other claims. The Company has entered into agreements whereby it can sell accounts receivable to financial institutions. One agreement provides for the Company to pay monthly interest on the face amount of each invoice at a rate of 3.25% over the prime rate from the date of the invoice for 180 days, or the date of customer payment, whichever occurs first. Under the terms of the second agreement, the financial institution purchases the accounts receivable at 95.5% of invoice value. Under the agreements, the financial institutions, in effect, purchase such accounts receivable with recourse in the event the customer returns the equipment. At November 30, 1997, receivables relating to these agreements, for which the Company had a contingent liability, approximated $944,000.

10. ACQUISITIONS

On August 30, 1996, the Company acquired certain fixed assets and inventories from Logan Harvesters, Inc. relating to the manufacture and distribution of potato farm equipment. The total purchase price was approximately $2,750,000. The Company issued 145,000 shares of the Company's common stock, with the balance of the purchase price in cash. Annual revenues from the potato equipment product line are expected to be approximately $5,000,000.

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

The Company's sales to one major original equipment manufacturer were $609,554 for the six-month period ended November 30, 1997 and $1,581,553, $2,119,020 and $3,101,120 for each of the years ended May 31, 1997, 1996 and 1995, respectively. Accounts receivable from this customer are unsecured. Accounts receivable from this customer were $209,805 at November 30, 1997 and $94,986, $54,637 and
$269,086 at May 31, 1997, 1996 and 1995, respectively of the accounts receivable balance.

12. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument at the amount at which the instrument could be exchanged in a current transaction between willing parties. At November 30, 1997 and May 31, 1997, the carrying amount approximates fair value for cash and cash equivalents, accounts receivable, accounts payable, notes payable to bank, long-term debt and other current liabilities.

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, notes payable to bank and accrued expenses approximates fair value because of the short maturity of these instruments. The fair values of each of the Company's long-term debt instruments also approximate fair value because the interest rate is variable as it is tied to the bank's national money market rate.

13. TRANSITION PERIOD REPORTING REQUIREMENT

As required by the change in year end explained in footnote 1, the Company's unaudited financial information for the six-month period ended November 30, 1996 is as follows.


                     						 Unaudited
	                     					November 30,
						                        1996

	Net Sales		                $7,275,685
	Gross Profit		              1,741,649
	Income Tax Benefit	            64,107
	Net Loss			                $  119,056
	Loss Per Share         				$      .10


                                Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25,1998

ART'S-WAY MANUFACTURING CO., INC.


By: __________________________________       By: _______________________
     J. David Pitt                                   William T. Green
       President                                   Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

______________________________                           February 25,1998
     James L. Koley             Chairman of the Board         Date
                                     and Director

______________________________                           February 25,1998
      J. David Pitt            President and Director         Date

______________________________                           February 25,1998
  George A. Cavanaugh, Jr.          Director                  Date

______________________________                           February 25,1998
    Donald A. Cimpl                 Director                  Date

______________________________                           February 25,1998
   Herbert H. Davis, Jr.            Director                  Date

______________________________                           February 25,1998
    Douglas McClellan               Director                  Date

_____________________________                            February 25,1998
 J. Ward McConnell, Jr.             Director                  Date


ART'S-WAY MANUFACTURING CO., INC.	                       		Schedule VII
AND SUBSIDIARY
VALUATION AND QUALIFYING ACCOUNTS



	                      Allowance for Doubtful Accounts


Balance, May 29, 1995				                             	$	27,000

Additions:
    Charged to Operating Expenses    	12,000

Deduct:
    Accounts Charged Off            		12,025

Balance, May 31, 1996				                             	$	26,975

Additions:
    Charged to Operating Expenses     	2,834

Deduct:
    Accounts Charged Off             		4,809

Balance, May 31, 1997		                              		$	25,000

Additions:
    Charged to Operating Expenses     	6,000

Deduct:
    Accounts Charged Off		               -

Balance, November 30, 1997	                         			$	31,000