Form 10-Q
period 1998-02-28
ARTS WAY MANUFACTURING CO INC
filed 1998-04-15
CIK 7623

Appendix A to ltem 601(c) of Regulation S-K
                       Commercial and Industrial Companies
                           Article 5 of Regulation S-X
                         Quarter Ended February 28, 1998

Item Number	 Item Description	                      Amount

5-02(l)	         cash and cash items                           72,853
5-02(3)(a)(1)	 notes and accounts receivable-trade	    4,741,460
5-02(4)	         allowances for doubtful accounts	       34,000
5-02(6)	         inventory	                            9,601,341
5-02(9)	         total current assets	                   15,098,373
5-02(13)	 property, plant and equipment	           10,404,771
5-02(14)	 accumulated depreciation	            7,605,319
5-02(18)	 total assets	                           17,897,825
5-02(21)	 total current liabilities	            9,362,297
5-02(30)	 common stock	                               13,408
5-02(31)	 other stockholders' equity	            7,073,745
5-02(32)	 total liabilities and stockholders'
                   equity                                  17,897,825
5-03(b)l(a)	 net sales of tangible products	            4,788,022
5-03(b)l	 total revenues	                            4,788,022
5-03(b)2(a)	 cost of tangible goods sold	            3,648,985
5-03(b)2	 total costs and expenses applicable to
                   sales and revenues	                    1,056,752
5-03(b)3	 other costs and expenses	              153,887
5-03(b)5	 provision for doubtful accounts and notes	3,000
5-03(b)8	 interest and amortization of debt discount   128,963
5-03(b)l0	 income before taxes and other items	         -
5-03(b)l1	 income tax expense                              -
5-03(b)14	 loss continuing operations	               46,541
5-03(b)19	 net loss	                               46,541
5-03(b)20	 earnings per share - basic	                 -
5-03(b)20	 earnings per share - diluted                    -


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON D.C. 20549

                               FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 1998         Commission File No. 0-5131


                     ART'S-WAY MANUFACTURING CO., INC.
           (Exact name of registrant as specified in its charter)


	DELAWARE	                         42-0920725
  State of Incorporation	       I.R.S. Employer Identification No.

    Hwy 9 West, Armstrong, Iowa	                    50514
Address of principal executive offices	           Zip Code

Registrant's telephone number, including area code: (712)864-3131


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuers classes of common stock as of March 27, 1998:


                                                    1,245,931
                                                 Number of Shares


                      ART'S-WAY MANUFACTURING CO., INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                 Three Months Ended
		                            February 28,     February 28,
		                                1998             1997

NET SALES	                             $4,788,022	      $4,565,202
COST OF GOODS SOLD	                      3,648,985        3,497,536
GROSS PROFIT	                              1,139,037	       1,067,666

EXPENSES:
  Engineering	                                121,807	          91,630
  Selling	                                349,483	         351,022
  General and administrative	                585,462	         580,234
    Total	                              1,056,752	       1,022,886

INCOME FROM OPERATIONS	                         82,285	          44,780

OTHER DEDUCTIONS:
  Interest expense	                       (128,963)	 (71,066)
  Other	                                        (24,924)	  (9,387)
    Other deductions	                       (153,887)	 (80,453)

INCOME BEFORE INCOME TAXES	                (71,602)	 (35,673)

INCOME TAX EXPENSE	                        (25,061)	 (12,485)

NET INCOME	                             $  (46,540	      $  (23,188)

INCOME PER SHARE (NOTE 2):
  Basic	                                     $    (0.04)      $    (0.02)
  Diluted	                             $    (0.04)      $    (0.02)

COMMON SHARES AND EQUIVALENT OUTSTANDING:
  Basic	                                       1,245,931	1,237,631
  Diluted	                               1,245,931	1,237,631

See accompanying notes to financial statements.




                       ART'S-WAY MANUFACTURING CO., INC.
                           CONDENSED BALANCE SHEETS

		                            February 28,      November 30,
		                               1998	         1997
		                             (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents	           $    72,853	      $    8,692
  Accounts receivable-customers,
   net of allowance for doubtful
   accounts of $34,000 and $31,000
   in February and November,
   respectively	                             4,707,460	       3,005,837
  Inventories (Note 4)	                     9,601,341	       8,754,469
  Deferred income taxes	                       464,426		 464,426
  Income tax receivable	                       125,511		  99,000
  Other current assets	                       153,293		 154,175
    Total current assets	            15,124,884	      12,486,599


PROPERTY, PLANT AND EQUIPMENT,
  at cost	                            10,404,771	      10,323,374
Less accumulated depreciation	             7,605,319	       7,488,142
Net property, plant and equipment	     2,799,452	       2,835,232


   TOTAL	                          $ 17,924,336	     $15,321,831

See accompanying notes to consolidated financial statements.




		                           February 28,	     November 30,
		                              1998	         1997
		                           (Unaudited)

LIABILITIES AND STOCKHOLDERS'EQUITY

CURRENT LIABILITIES:
  Notes payable to bank	                   $4,408,117	      $3,172,296
  Current portion of long-term debt
    (Note 6)	                              483,157	         483,157
  Accounts payable	                    3,408,242	       2,069,584
  Customer deposits (Note 3)	              427,473	         106,793
  Accrued expenses (Note 5)	              661,819	         789,384
    Total current liabilities	            9,388,808	       6,621,214

LONG-TERM DEBT, excluding current
    portion (Note 6)	                    1,333,246	       1,451,794

DEFERRED INCOME TAXES	                      115,129	         115,129

STOCKHOLDERS'EQUITY:
  Common stock - $.Ol par value.
  Authorized 5,000,000 shares;
  issued 1,340,778 shares	               13,408	         13,408
  Additional paid-in capital	            1,618,453	      1,618,453
  Retained earnings	                    6,365,041	      6,411,582
		                            7,996,902	      8,043,443
  Less cost of common shares in
  treasury of 94,847 in February
  and November	                              909,749	        909,749
  Total stockholders' equity	            7,087,153	      7,133,694


    TOTAL                                $ 17,924,336       $15,321,831

See accompanying notes to financial statements.



                         ART'S-WAY MANUFACTURING CO., INC.
                        CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                  THREE MONTHS ENDED
		                            February 28,	February 28,
		                                1998	            1997
CASH FLOW FROM OPERATIONS:
  Net Income	                           $  (46,541)          $  (23,188)
  Adjustment to reconcile net loss to net
    cash provided (used) by operations:
  Depreciation and amortization	              117,177	           203,509
  Changes in assets and liabilities:
  (Increase) decrease in:
  Accounts receivable	                   (1,701,623)	        (1,566,567)
  Inventories	                             (846,872)	          (878,799)
  Sundry	                                  882	           (15,365)
  Increase (Decrease) in:
  Accounts payable	                    1,338,658	         1,009,680
  Customer deposits	                      320,680	           544,632
  Accrued expenses	                     (127,565)	          (166,032)
  Income taxes, net	                      (26,511)	           (13,420)
    Total adjustments	                     (925,174)	          (882,362)

    Net cash used by operations	             (971,715)	          (905,550)
CASH USED IN INVESTING ACTIVITIES -
Purchases of property, plant and equipment    (81,397)	           (17,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock
   from treasury	                         -	              -
  Increase (decrease) in short-term loan    1,235,821	         1,064,932
  Increase (decrease) in long-term loan	     (118,548)	          (106,500)

  Net cash used by financing activities	    1,117,273	           958,432

  Net decrease in cash and temporary
    cash investments	                       64,161	            35,480

  Cash and temporary cash investments at
    beginning of period	                        8,692	             8,995

  Cash and temporary cash investments at
    end of the period	                      $72,853	           $44,475

Supplemental disclosures of cash flow information:

Cash paid during the year for:
  Interest	                             $128,963 	           $56,279
  Income taxes		                        1,450	               530

See accompanying notes to consolidated financial statements.



                       ARTS-WAY MANUFACTURING CO., INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Statement Presentation

    The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.
    The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's
    Annual Report on Form I O-K for the six months ended November 30, 1997. The results of operations for the first quarter ended February 28, 1998 are not necessarily Indicative of the results for the fiscal year ending November 30, 1998.

2.  EARNINGS (LOSS) PER SHARE

    Earnings (Loss) per share of common stock have been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to equivalent common shares from dilutive stock options. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
    (SFAS) No. 128 'Earnings Per Share', which revised the calculation and presentation provisions of Accounting Principals Board (APB) Opinion 15 and related interpretations. SFAS 128, which is effective for periods ending after December 15, 1997, requires companies to present, both currently and retroactively, basis earnings per share and diluted earnings per share instead of primary and fully-diluted earnings per share which was previously required under APB Opinion I S. Accordingly, earnings per share for all periods presented have been restated to apply the provisions of SFAS No. 128. The calculation after applying the provisions of SFAS No. 128 did not change the earnings (loss) per share when compared to earnings (loss) per share calculated under APB Opinion 15.

3.  CUSTOMER DEPOSITS

    The Company receives customer deposits for equipment to be delivered at a later date. As equipment is invoiced and shipped, customer deposits are applied to accounts receivable created by these invoices.

4.  INVENTORIES

    Major classes of inventory are:	    February 28,	November 30,
		                                1998	             1997

	Raw material	                    $ 1,929,878	        $ 1,593,469

	Work-in-process	                      3,973,552	          3,340,641

	Finished goods	                      3,792,911	          3,916,359

	Inventory market write-down	        (95,000)	    (96,000)

	   Total	                     $9,601,341	         $8,754,469


5.  ACCRUED EXPENSES

    Major components of accrued expenses
      are:	                            February 28,	November 30,
		                                1998	            1997

    Salaries, wages and commissions	      $ 304,304	         $285,806

    Provision for pending claims	          9,555	            9,555

    Other	                                347,960	          494,023

	Total	                             $  661,819	         $789,384

6.  NOTES PAYABLE - LONG-TERM

    A summary of the Company's long-term debt at February 28, 1998 is as follows:

    Installment promissory note dated August 31, 1995,
    in the original principal sum of $2,130,000, payable
    in monthly installments of $35,500 plus interest at
    one and one-half percent over the bank's national
    money market rate, secured	                           $ 1,100,500

    State of Iowa Community Development Block Grant
    promissory notes at zero percent interest, maturity
    2006 with quarterly principal payments to begin
    October 1997	                                       477,778

    State of Iowa Community Development Block Grant
    local participation promissory notes at 4% interest,
    maturity 2006. Interest is payable quarterly beginning
    in November 1996 and principal payments begin in
    November 1997	                                       238,125

	Total long-term debt	                             1,816,403

	Less current portion of long-term debt	               483,157

	Long-term debt, excluding current portion	    $1,333,246




                                  Item 2

                MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

(a)  Liquidity and Capital Resources

     At February 28, 1998, the Company's working capital was $5.7 million compared to $5.9 million at November 28, 1997. For the comparable period last year, the Company's working capital was $5.3 million at February 28, 1997, as compared to $5.2 million at November 28, 1996. Short term bank borrowings are $2.8 million higher than a year ago. During the first two months of the quarter, production continued to be disrupted by start-up problems on new products and vendor supply problems. These problems, now corrected, caused unbalanced material flow into the plant which increased inventories, especially in raw materials and work-in-process, resulting in increased bank borrowings.

     As of February 28, 1998, the Company had no material commitments for capital expenditures.

     The Company anticipates that funds which may be required for future working capital requirements, capital expenditures and business acquisitions will be obtained from future operations, long-term and short-term debt and short-term lines of credit.

(b)  Results of Operations

     Overall sales were 5% higher than a year ago, due to the contribution from two new OEM accounts; good sales of land maintenance equipment; and preseason sales of sugar beet harvesting machinery. The new OEM accounts helped balance manufacturing schedules.

     First quarter gross profits were up 7% from last year on the 5% higher sales. The ratio of costs of goods sold to net sales fell to 76.2% from 76.6% a year ago, due to improved manufacturing efficiencies and a higher margin product mix. Operating expenses were 3% higher, due mainly to a continuing increase in engineering expenditures
     (33% higher than last year), and costs incurred in restoring the Company's contribution to the employee 401 (k) pension plans. The operating expense ratio to sales was 22.1 % compared to 22.4% a year ago. Interest charges and other expenses were 91 % higher than last year on the increased borrowings needed to support the higher inventories.


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

                      ART'S-WAY MANUFACTURING CO., INC.




Date     April 13, 1998                      /s/  J. David Pitt
                                             (J. David Pitt, President)


Date     April 13, 1998                     /s/    William T. Green
                                          (William T. Green, Executive Vice
                                           President,Chief Financial Officer)