Form 10-Q
period 1998-05-31
ARTS WAY MANUFACTURING CO INC
filed 1998-07-16
CIK 7623

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549

                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


   For the Quarter Ended May 31, 1998           Commission File No. 0-5131


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filling requirements for the past 90 days. Yes X No __


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 6, 1998:

                                        								1,245,931
							                                        Number of Shares


Appendix A to Item 601(c) of Regulation S-K
Article 5 of Regulation S-X
Quarter Ended May 31, 1998

Item Number	          	Item Description	   	                    Amount

5-02(1)                cash and cash items                       48,506
5-02(3)(a)(1)       		notes and accounts receivable-trade     5,390,398
5-02(4)		             allowances for doubtful accounts           37,000
5-02(6)	              inventory                               9,522,536
5-02(9)               total current assets                   15,734,521
5-02(13)              property, plant and equipment          10,436,737
5-02(14)              accumulated depreciation                7,721,260
5-02(18)	            	total assets                           18,449,998
5-02(21)	            	total current liabilities               8,952,787
5-02(30)	            	common stock                               13,408
5-02(31)	            	other stockholders' equity	             7,015,406
5-02(32)	            	total liabilities and stockholders'
                          equity                             18,449,998
5-03(b)1(a)	         	net sales of tangible products          6,872,111
5-03(b)1	            	total revenues                          6,872,111
5-03(b)2(a)         		cost of tangible goods sold             5,689,300
5-03(b)2            		total costs and expenses applicable to
                          sales and revenues                  1,094,779
5-03(b)3	            	other costs and expenses                  177,783
5-03(b)5	            	provision for doubtful accounts and
                          notes                                   3,000
5-03(b)8	            	interest and amortization of debt
                          discount                              144,987
5-03(b)10	           	income before taxes and other items          -
5-03(b)11	           	income tax expense	                          -
5-03(b)14           		loss continuing operations                 58,338
5-03(b)19	           	net loss                                   58,338
5-03(b)20	           	earnings per share - basic	                  -
5-03(b)20	           	earnings per share - diluted                 -


                        ART'S-WAY MANUFACTURING CO., INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                     			   Three Months Ended	           Year To Date
	 	                  May 31        May 31           		May 31    May 31
          	           1998		        1997		             1998      1997

NET SALES	         $ 6,872,111   $ 4,599,307      $11,660,133   $ 9,164,509
COST OF GOODS SOLD	  5,689,300     3,043,916        9,338,285     6,541,452
GROSS PROFIT	        1,182,811     1,555,391        2,321,848     2,623,057

EXPENSES:
   Selling	            338,215       401,344          687,698       752,366
   General and
       administrative  612,085       534,249        1,197,547     1,114,483
        Total        1,094,779     1,060,499        2,151,531     2,083,385

INCOME FROM OPERATIONS  88,032       494,892          170,317       539,672

OTHER DEDUCTIONS:
    Interest expense  (144,987)      (53,022)        (273,950)     (124,088)
    Other	             (32,796)      (97,789)         (57,720)     (107,176)
        Other deductions
                      (177,783)     (150,811)        (331,670)     (231,264)

INCOME (LOSS) BEFORE
    INCOME TAXES	      (89,751)      344,081         (161,353)      308,408

INCOME TAX EXPENSE
   (BENEFIT)	          (31,413)      121,814          (56,473)      109,328

NET INCOME (LOSS)	$    (58,338)    $ 222,267      $  (104,880)    $ 199,080

INCOME (LOSS) PER SHARE (NOTE 2):
    Basic	        $     (0.04)    $    0.18      $     (0.08)    $    0.16
    Diluted       $     (0.04)    $    0.18      $     (0.08)    $    0.16

COMMON SHARES AND EQUIVALENT OUTSTANDING:
    Basic	           1,245,931     1,238,405        1,245,931     1,238,022
    Diluted	         1,245,931     1,246,132        1,245,931     1,243,274

See accompanying notes to financial statements.


                            ART'S-WAY MANUFACTURING CO., INC.
                                CONDENSED BALANCE SHEETS

        		                                         May 31	   November 30,
		                                                  1998	        1997
		                                               (Unaudited)
         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents 	                     $	48,506       $  8,692
  Accounts receivable-customers,
    net of allowance for doubtful accounts
    of $37,000 and $31,000 in May and November,
    respectively                                 5,353,398      3,005,837
   Inventories (Note 4)	                         9,522,536      8,754,469
   Deferred income taxes   	                       464,426        464,426
   Income tax receivable                           155,872         99,000
   Other current assets                            189,783        154,175
         Total current assets	                  15,734,521     12,486,599

PROPERTY, PLANT AND EQUIPMENT,
  at cost                                       10,436,737     10,323,374
  Less accumulated depreciation	                 7,721,260      7,488,142
   Net property, plant and equipment             2,715,477       2,835,232

         TOTAL	                               $ 18,449,998    $ 15,321,831

See accompanying notes to consolidated financial statements.

          		                                     May 31	     November 30,
		                                                1998	        1997
		                                            (Unaudited)

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to bank            	          $ 4,470,512      $ 3,172,296
  Current portion of long-term debt (Note 6)      341,586          483,157
  Accounts payable                              2,741,582        2,069,584
  Customer deposits (Note 3)	                     725,231          106,793
  Accrued expenses (Note 5)                       673,876          789,384
    Total current liabilities                   8,952,787        6,621,214

LONG-TERM DEBT, excluding current portion (Note 6)
                                                2,353,268        1,451,794

DEFERRED INCOME TAXES	                            115,129          115,129

STOCKHOLDERS' EQUITY:
  Common stock - $.01 par value.  Authorized
  5,000,000 shares; issued 1,340,778 shares        13,408           13,408
  Additional paid-in capital	                   1,618,453        1,618,453
  Retained earnings	                            6,306,702        6,411,582
                                                7,938,563        8,043,443
  Less cost of common shares in treasury of
   94,847 in May and November                     909,749          909,749
         Total stockholders' equity	            7,028,814        7,133,694

         TOTAL	                               $18,449,998     $ 15,321,831

See accompanying notes to financial statements.

                     ART'S-WAY MANUFACTURING CO., INC.
                    CONDENSED STATEMENTS OF CASH FLOWS
                             (Unaudited)

        	 	                                         SIX MONTHS ENDED
		                                                May 31	        	May 31
		                                                 1998	        	 1997
CASH FLOW FROM OPERATIONS:
  Net Income (Loss)	                           $ (104,880)	     $  199,079
  Adjustment to reconcile net loss to net
   cash provided (used) by operations:
   Depreciation and amortization                  233,118          298,754
  Changes in assets and liabilities:
   (Increase) decrease in:
     Accounts receivable                       (2,347,561)      (1,430,502)
         Inventories                             (768,067)      (3,548,810)
         Sundry                                   (35,608)         116,706
     Increase (Decrease) in:
       Accounts payable	                          671,998        1,540,940
       Customer deposits                          618,438          714,710
       Accrued expenses                          (115,508)          83,291
       Income taxes, net                          (56,872)         167,032

       Total adjustments                       (1,800,062)      (2,057,879)

       Net cash used by operations	            (1,904,942)      (1,858,800)

CASH USED IN INVESTING ACTIVITIES -
  Purchases of property, plant and equipment     (113,363)        (197,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock
   from treasury	                                    -	              4,518
  Increase in short-term loan	                  1,156,645         2,167,156
  Increase in long-term loan                      901,474           (99,146)

  Net cash provided by financing activities	    2,058,119         2,072,528

Net increase in cash and cash equivalents          39,814            16,302

Cash and cash equivalents at beginning of period    8,692             8,995

Cash and cash equivalents at end of the period $   48,506         $	 25,297

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest	                                   $  273,950        $ 159,682
    Income taxes		                                   1,794            1,928

See accompanying notes to consolidated financial statements.


                             ART'S-WAY MANUFACTURING CO., INC.
                          NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Statement Presentation

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the six months ended November 30, 1997. The results of operations for the second quarter ended May 31, 1998 are not necessarily indicative of the results for the fiscal year ending November 30, 1998.

2.  EARNINGS (LOSS) PER SHARE

Earnings (Loss) per share of common stock have been computed on the basis of the weighted average number of shares of common stock outstanding after giving effect to equivalent common shares from dilutive stock options. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share", which revised the calculation and presentation provisions of Accounting Principals Board (APB) Opinion 15 and related interpretations. SFAS 128, which is effective for periods ending after December 15, 1997, requires companies to present, both currently and retroactively, basic earnings per share and diluted earnings per share instead of primary and fully-diluted earnings per share which was previously required under APB Opinion 15. Accordingly, earnings per share for all periods presented have been restated to apply the provisions of SFAS
No. 128. The calculation after applying the provisions of SFAS No. 128 did not change the earnings(loss) per share when compared to earnings(loss) per share calculated under APB Opinion 15.

3.  CUSTOMER DEPOSITS

The Company receives customer deposits for equipment to be delivered at a later date. As equipment is invoiced and shipped, customer deposits are applied to accounts receivable created by these invoices.

4.  INVENTORIES


Major classes of inventory are:           May 31,          November 30,
                                           1998                1997

     Raw material                       $1,972,595         $ 1,593,469

     Work-in-process                     3,960,470           3,340,641

     Finished goods                      3,687,471           3,916,359

     Inventory market write-down           (98,000)            (96,000)

          Total                         $9,522,536          $8,754,469


5.  ACCRUED EXPENSES

                                           May 31,         November 30,
                                            1998               1997

Major components of accrued expenses are:

  Salaries, wages and commissions          $ 339,576        $ 285,806

  Provision for pending claims                 9,555            9,555

  Other                                      324,745          494,023

       Total                               $ 673,876        $ 789,384

6.  LOAN AND CREDIT AGREEMENTS

Line of Credit

In April 1998, the Company amended its bank loan agreement. The amendment provides lower percentage borrowing rates on accounts receivable and inventory, a lower interest rate, a capital expenditure facility and a term loan amortized over a seven-year period.

The amended agreement is for a revolving credit facility of up to $6,000,000 based upon a percentage of the Company's accounts receivable and inventory and allows within the revolving credit facility for the issuance of letters of credit in an aggregate amount not exceeding $300,000. The interest rate on this credit facility is based on the bank's referenced rate (8.5% at May 31, 1998) and is variable based upon certain performance objectives with a maximum of plus .50% of the referenced rate and a minimum of plus zero.

The amendment also provides for a restructured long-term loan in the principal amount of $1,991,000. The principal amount is repayable in monthly installments of $23,700 with the final payment due August 2000 unless the revolving credit facility is renewed. In the event that the term of the revolving credit facility is subsequently extended, the term loan shall continue to amortize based upon the payment schedule outlined above.

Other terms and conditions of the original agreement dated August 1995 remain unchanged.

Notes Payable - Long-Term

A summary of the Company's long-term debt at May 31, 1998 is as follows:

Installment promissory note dated April 23, 1998,
in the original principal sum of $1,991,000, payable
in monthly installments of $23,700 plus interest
at zero percent over the bank's national money
market rate, secured                                          $ 1,991,000


State of Iowa Community Development Block Grant
promissory notes at zero percent interest, maturity
2006 with quarterly principal payments to begin
October 1997                                                      466,667


State of Iowa Community Development Block Grant
local participation promissory notes at 4% interest,
maturity 2006. Interest is payable quarterly beginning
in November 1996 and principal payments begin in
November 1997                                                     237,187

        Total long-term debt                                    2,694,854

Less current portion of long-term debt                            341,586

        Long-term debt, excluding current portion             $ 2,353,268



                                        Item 2

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

(a)  Liquidity and Capital Resources

At May 31, 1998, the Company's working capital was $6.8 million compared to $5.9 million at November 28, 1997. For the comparable period last year, the Company's working capital was $5.4 million at May 31, 1997, as compared to $5.2 million at November 28, 1996. Short-term bank borrowings are $1.8 million higher than a year ago. During the quarter, production continued to be disrupted by start-up problems on new products and vendor supply problems. These problems, now corrected, caused unbalanced material flow into the plant, which increased inventories, especially in raw materials, and work-in-process, resulting in increased bank borrowings.

As of May 31, 1998, the Company had no material commitments for capital expenditures.

The Company anticipates that funds which may be required for future working capital requirements, capital expenditures and business acquisitions will be obtained from future operations, long-term and short-term debt and short-term lines of credit.

(b)  Results of Operations

For the second quarter ended May 31, 1998, overall sales were 49% higher than a year ago, due to a major contribution from our contract to manufacture a range of tillage equipment for a major OEM account. The total value of wholegoods, service parts and miscellaneous components sold under this contract was in excess of $3,300,000 - although approximately half of this amount represents sales that were delayed due to start-up problems encountered in the first quarter. Over $700,000 worth of Art's-Way branded products were shipped through this OEM. This $4,000,000 total sales of completely new business represented
60% of our second quarter sales. Demand for our grinder mixers was down sharply in the second quarter as the price of hogs weakened to the low thirties before recovering to around $40 per cwt in May. Similarly prices for potatoes grown in our sales areas were abysmal, with consequent demand for new potato equipment at low levels not seen for many years. Demand for our mower line was down significantly from last year because of a dealer over-stocking situation, and sales of our SupRaMix declined slightly along with some weakness in milk prices.

Gross profits for the second quarter were down 24% from last year on the 49% higher sales. The ratio of cost of goods sold to net sales rose to 82.8% from 66.2% a year ago. This major deterioration was due entirely to the introduction of the new tillage line, which affected our profitability in two ways. The OEM business has inherently lower profit margins, and compounded by the concentration of tillage business in the second quarter, contributed approximately 2/3 of the 16.6 point deterioration. The remaining 1/3 of the variance, worth $407,000, was caused by continuing problems with delay in supply from new vendors which reduced labor efficiency, and cost increases on materials as we resourced our way around some of those vendor delays.

Operating expenses were 3% higher, due mainly to a continuing increase in engineering expenditures and increased employee benefit costs. The operating expense to sales ratio continued to fall, standing at 15.9% vs. 23.0 a year ago.

Interest costs were higher for the second quarter this year over last year due to higher inventory and accounts receivable levels.

Year to date sales for this fiscal year are 27% over last year resulting from second quarter sales as explained above.

The ratio of cost of goods sold to net sales rose from 71% last year to 80% this year. A higher percentage of OEM sales to total sales and the startup and efficiency problems involved with the new tillage business caused this increase.

Interest costs increased due to the higher inventory and accounts receivable levels.


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

                     ART'S-WAY MANUFACTURING CO., INC.


Date_______July 13, 1998_________         /s/ J. David Pitt
                                       (J. David Pitt, President)


Date_______July 13, 1998_________        /s/William T. Green
                                       (William T. Green, Executive
                                  Vice President, Chief Financial Officer)