Form 10-Q/A
period 1998-05-31
ARTS WAY MANUFACTURING CO INC
filed 1998-07-21
CIK 7623

**** Note: Engineering Expense was ommitted on original filing ****

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

                                        								1,245,931
							                                       Number of Shares



                        ART'S-WAY MANUFACTURING CO., INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

               			   Three Months Ended	                 Year To Date
	                      May 31     	May 31            	May 31        May 31
		                      1998		      1997	            	 1998          1997

NET SALES	         $ 6,872,111   $ 4,599,307      $11,660,133   $ 9,164,509
COST OF GOODS SOLD	  5,689,300     3,043,916        9,338,285     6,541,452
GROSS PROFIT	        1,182,811     1,555,391        2,321,848     2,623,057

EXPENSES:
   Engineering         144,479       124,906          266,286       216,536
   Selling	            338,215       401,344          687,698       752,366
   General and
       administrative  612,085       534,249        1,197,547     1,114,483
        Total        1,094,779     1,060,499        2,151,531     2,083,385

INCOME FROM OPERATIONS  88,032       494,892          170,317       539,672

OTHER DEDUCTIONS:
    Interest expense  (144,987)      (53,022)        (273,950)     (124,088)
    Other	             (32,796)      (97,789)         (57,720)     (107,176)
    Other deductions  (177,783)     (150,811)        (331,670)     (231,264)

INCOME (LOSS) BEFORE
    INCOME TAXES  	    (89,751)      344,081         (161,353)      308,408

INCOME TAX EXPENSE
   (BENEFIT)	          (31,413)      121,814          (56,473)      109,328

NET INCOME (LOSS)	$    (58,338)    $ 222,267      $  (104,880)    $ 199,080

INCOME (LOSS) PER SHARE (NOTE 2):
    Basic	        $     (0.04)    $    0.18      $     (0.08)    $    0.16
    Diluted	      $     (0.04)   	$    0.18      $     (0.08)    $    0.16

COMMON SHARES AND EQUIVALENT OUTSTANDING:
    Basic	           1,245,931     1,238,405        1,245,931     1,238,022
    Diluted	         1,245,931     1,246,132        1,245,931     1,243,274