Form 10-Q
period 1998-08-31
ARTS WAY MANUFACTURING CO INC
filed 1998-10-15
CIK 7623

Appendix A to Item 601(c) of Regulation S-K
Commercial and Industrial Companies
Article 5 of Regulation S-X
Quarter Ended August 31, 1998

Item Number		Item Description			Amount

5-02(1)	     		Cash and cash items                       		 24,967
5-02(2)		     	Marketable securities
5-02(3)(a)(1)		Notes and accounts receivable-trade       4,833,781
5-02(4)		     	Allowances for doubtful accounts             40,000
5-02(6)		     	Inventory                                 9,995,689
5-02(9)		     	Total current assets                     15,503,811
5-02(13)       Property, plant and equipment            10,778,282
5-02(14)     		Accumulated depreciation                  7,837,785
5-02(18)	     	Total assets                             18,444,308
5-02(21)	     	Total current liabilities                 8,783,144
5-02(22)	     	Bonds, mortgages and similar debt         7,410,536
5-02(28)     		Preferred stock-mandatory redemption           0
5-02(29)     		Preferred stock-no mandatory redemption        0
5-02(30)     		Common stock                                 13,408
5-02(31)     		Other stockholders' equity                7,264,695
5-02(32)	     	Total liabilities and stockholders'
                  equity                                18,444,308
5-03(b)1(a)	  	Net sales of tangible products            5,686,348
5-03(b)1     		Total revenues                            5,686,348
5-03(b)2(a)  		Cost of tangible goods sold               3,879,938
5-03(b)2	     	Total costs and expenses applicable
                  to sales and revenues                  1,234,006
5-03(b)3	     	Other costs and expenses                     48,963
5-03(b)5	     	Provision for doubtful accounts
                  and notes                                  3,000
5-03(b)8	     	Interest and amortization of debt
                  discount                                 136,922
5-03(b)10	    	Income before taxes and other items         383,519
5-03(b)11	    	Income tax expense                          134,230
5-03(b)14	    	Income/loss continuing operations              -
5-03(b)(15)  		Discontinued operations                        0
5-03(b)(17)	  	Extraordinary items                            0
5-03(b)(18)	  	Cumulative effect-changes in
                  accounting principles                       0
5-03(b)19    		Net income or loss                          249,289
5-03(b)20    		earnings per share-primary                     0.20
5-03(b)20	    	earnings per share-fully diluted               0.20


                SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549
                _________________________________

                          FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended August 31, 1998           Commission File No. 0-5131


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
 Address of principal executive offices                Zip Code

      Registrant's telephone number, including area code: (712) 864-3131



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 6, 1998:


                             							1,245,931
						                            Number of Shares


                ART'S-WAY MANUFACTURING CO., INC.
               CONDENSED STATEMENTS OF OPERATIONS
                          (Unaudited)

             	             Three Months Ended		              Year To Date
	 	                        August 31	August 31          August 31   August 31
		                          1998	     1997                 1998         1997

NET SALES	               $5,686,348   $5,590,236        $17,346,481  $14,754,745
COST OF GOODS SOLD        3,879,938    3,743,072         13,218,223   10,284,524
GROSS PROFIT              1,806,410    1,847,164          4,128,258    4,470,221

EXPENSES:
   Engineering              169,511      112,313            435,797      328,849
   Selling                  412,940      417,892          1,100,638    1,170,258
   General and
     administrative         654,555      543,497          1,852,102    1,657,980
        Total             1,237,006    1,073,702          3,388,537    3,157,087

INCOME FROM OPERATIONS      569,404      773,462            739,721    1,313,134

OTHER DEDUCTIONS:
    Interest expense       (136,922)    (144,111)          (410,872)   (268,199)
    Other	                  (48,963)     (56,375)          (106,683)   (163,551)
        Other deductions   (185,885)    (200,486)          (517,555)   (431,750)

INCOME BEFORE INCOME TAXES  383,519      572,976            222,166      881,384

INCOME TAX EXPENSE          134,230      200,543             77,757      309,871

NET INCOME                $ 249,289    $ 372,433          $ 144,409   $  571,513


INCOME PER SHARE (NOTE 2):
    Basic                 $    0.20    $    0.30          $    0.12   $     0.46
    Diluted               $    0.20    $    0.30          $    0.12   $     0.46


COMMON SHARES AND
   EQUIVALENT OUTSTANDING:
    Basic	                1,245,931    1,243,322          1,245,931   1,239,802
    Diluted               1,267,303    1,255,963          1,270,403   1,247,132

See accompanying notes to financial statements.



                          ART'S-WAY MANUFACTURING CO., INC.
                              CONDENSED BALANCE SHEETS

         		                                         August 31      November 30
		                                                    1998	           1997
		                                                 (Unaudited)
               ASSETS

CURRENT ASSETS:
   Cash and cash equivalents 	                        $  24,967     $   8,692
   Accounts receivable-customers,
     net of allowance for doubtful accounts
     of $40,000 and $31,000 in August and November,
     respectively                                     4,793,781     3,005,837
   Inventories (Note 4)                               9,995,689     8,754,469
   Deferred income taxes                                464,426       464,426
   Income tax receivable                                   -	          99,000
   Other current assets	                                224,948       154,175
       Total current assets                          15,503,811    12,486,599

		PROPERTY, PLANT AND EQUIPMENT,
   at cost                                           10,778,282    10,323,374
      Less accumulated depreciation	                  7,837,785     7,488,142
      Net property, plant and equipment               2,940,497     2,835,232

         TOTAL	                                    $ 18,444,308  $ 15,321,831

See accompanying notes to consolidated financial statements.


           		                                        August 31    November 30,
		                                                      1998	        1997
		                                                  (Unaudited)

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable to bank                            $  4,801,018   $ 3,172,296
    Current portion of long-term debt (Note 6)            341,586       483,157
    Accounts payable                                    2,626,328     2,069,584
    Customer deposits (Note 3)                            126,618       106,793
    Income taxes payable                                  107,316          -
    Accrued expenses (Note 5)                             780,278       789,384
       Total current liabilities                        8,783,144      6,621,214

LONG-TERM DEBT, excluding current portion (Note 6)      2,267,932      1,451,794

DEFERRED INCOME TAXES                                     115,129        115,129

STOCKHOLDERS' EQUITY:
   Common stock - $.01 par value.  Authorized
   5,000,000 shares; issued 1,340,778 shares               13,408         13,408
   Additional paid-in capital                           1,618,453      1,618,453
   Retained earnings                                    6,555,991      6,411,582
                                                        8,187,852      8,043,443

 Less cost of common shares in treasury of
   94,847 in August and November                          909,749        909,749
       Total stockholders' equity                       7,278,103      7,133,694


         TOTAL	                                     $ 18,444,308    $ 15,321,831

See accompanying notes to financial statements.

                        ART'S-WAY MANUFACTURING CO., INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

           	 	                                           NINE MONTHS ENDED
		                                                   August 31      August 31
		                                                      1998	        	 1997
CASH FLOW FROM OPERATIONS:
  Net Income 	                                      $  144,409      $  571,513
  Adjustment to reconcile net loss to net
    cash provided (used) by operations:
  Depreciation and amortization	                       349,643         455,990
  Changes in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                            (1,787,944)     (2,503,423)
     Inventories	                                   (1,241,220)     (4,006,297)
     Sundry                                            (70,773)         25,362
    Increase (Decrease) in:
     Accounts payable                                  556,744       1,299,766
     Customer deposits	                                 19,825         172,430
     Accrued expenses                                   (9,106)        317,717
     Income taxes, net                                 206,316         367,482

        Total adjustments                           (1,976,515)     (3,870,973)

        Net cash used by operations                 (1,832,106)     (3,299,460)

CASH USED IN INVESTING ACTIVITIES -
     Purchases of property, plant and equipment       (454,908)       (222,376)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock
   from treasury                                          -             57,014
  Increase in short-term loan                        1,628,722       3,628,702
  Increase (decrease) in long-term loan                674,567        (169,500)

     Net cash provided by financing activities       2,303,289       3,516,216


Net increase (decrease) in cash and cash equivalents    16,275          (5,620)

Cash and cash equivalents at beginning of period         8,692           8,995

Cash and cash equivalents at end of the period	     $   24,967      $    3,375

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                                        $  410,872      $   289,005
    Income taxes                                         1,794            1,132

See accompanying notes to consolidated financial statements.



                     ART'S-WAY MANUFACTURING CO., INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Statement Presentation

       The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the six months ended November 30, 1997. The results of operations for the third quarter ended August 31, 1998 are not necessarily indicative of the results for the fiscal year ending November 30, 1998.

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

4.	INVENTORIES


        Major classes of inventory are:
                                                  August 31,        November 30,
                                                    1998               1997

             Raw material                         $1,602,910        $ 1,593,469

             Work-in-process                       4,127,366          3,340,641

             Finished goods                        4,361,413          3,916,359

             Inventory market write-down             (96,000)           (96,000)

                       Total                      $9,995,689         $8,754,469


5.	ACCRUED EXPENSES

       Major components of accrued expenses are:
                                                  August 31,        November 30,
                                                    1998               1997

            Salaries, wages and commissions      $   405,797          $285,806


            Provision for pending claims               9,555             9,555

            Other                                    364,926           494,023


                Total                             $  780,278          $789,384

6.	LOAN AND CREDIT AGREEMENTS

	Line of Credit

        In April 1998, the Company amended its bank loan agreement. The amendment provides lower percentage borrowing rates on accounts receivable and inventory, a lower interest rate, a capital expenditure facility and a term loan amortized over a seven-year period.

        The amended agreement is for a revolving credit facility of up to $6,000,000 based upon a percentage of the Company's accounts receivable and inventory and allows within the revolving credit facility for the issuance of letters of credit in an aggregate amount not exceeding $300,000. The interest rate on this credit facility is based on the bank's referenced rate (8.5% at August 31, 1998) and is variable based upon certain performance objectives with a maximum of plus .50% of the referenced rate and a minimum of plus zero.

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

        Notes Payable - Long-Term

	A summary of the Company's long-term debt at August 31, 1998 is as follows:

        Installment promissory note dated April 23, 1998,
        in the original principal sum of $1,991,000,
        payable in monthly installments of $23,700 plus
        interest at zero percent over the bank's national
        money market rate, secured                             $ 1,919,900


        State of Iowa Community Development Block Grant
        promissory notes at zero percent interest, maturity
        2006 with quarterly principal payments of $11,111.         455,556


        State of Iowa Community Development Block Grant
        local participation promissory notes at 4% interest,
        maturity 2006, with quarterly principal and interest
        payments of $5,493                                         234,062


             Total long-term debt                                2,609,518

        Less current portion of long-term debt                     341,586


             Long-term debt, excluding current portion         $ 2,267,932



                                    Item 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

(a)	Liquidity and Capital Resources

        At August 31, 1998, the Company's working capital was $6.7 million compared to $5.9 million at November 28, 1997. For the comparable period last year, the Company's working capital was $5.8 million at August 31, 1997, as compared to $5.2 million at November 28, 1996. Short-term bank borrowings are $.7 million higher than a year ago.

        As of August 31, 1998, the Company had no material commitments for capital expenditures.

        The Company anticipates that funds which may be required for future working capital requirements, capital expenditures and business acquisitions will be obtained from future operations, long-term and short-term debt and short-term lines of credit.

(b)	Results of Operations

        For the third quarter August 31, 1998, overall sales were 1.7% higher than a year ago. Our contract to manufacture a range of tillage equipment for a major OEM account coupled with higher sales of beet equipment offset areas of sales weakness in some of our traditional product lines. Sales of service parts were up 15% with strong demand from our sugar beet dealers. Demand for potato equipment continues at low levels not seen for many years and sales of our SupraMix lines were seriously impacted by the dry weather in Texas.

        Gross profits for the third quarter were down 2.3% from last year on the 1.7% higher sales. The ratio of cost of goods sold to net sales rose to 68.2% from 67.0% a year ago. A larger proportion of OEM sales with inherently lower profit margins to total sales caused the lower total margin. The production problems that impacted our second quarter by $407,000 were less than $90,000 this quarter.

        Operating expenses were 15.2% higher, due mainly to a continuing increase in engineering expenditures, and costs incurred in restoring the company's contribution to the 401(k) pension plan. The operating expense to sales ratio was 21.8% compared to 19.2% a year ago.

        Year to date sales for this fiscal year are 17.5% over last year primarily resulting from the contract with a major OEM to manufacture tillage equipment.

        The ratio of cost of goods sold to net sales rose from 69.7% last year to 76.2% this year. A higher percentage of OEM sales to total sales and the startup and efficiency problems involved with the new tillage business caused this increase.

        Interest costs increased due to the higher inventory and accounts receivable levels that are necessary to support the higher level of sales.


	Year 2000 Issues

        The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Major system failures or erroneous calculations can result if computer systems are not year 2000 compliant.

        The Company continues to assess its year 2000 issues and is in the process of upgrading its manufacturing and financial information system to be Year 2000 compliant. The conversion is anticipated to be completed by the end of 1998 with the cost estimated to be between $300,000 and $400,000. These expenditures were planned and budgeted for in an effort to upgrade the quality of the Company's manufacturing and financial information system and not as a direct remediation of any Year 2000 issues, although that will be a valuable by-product of the upgrade.

        The Company has not yet initiated formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own
        Year 2000 issue.


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

                         ART'S-WAY MANUFACTURING CO., INC.


      Date     October 13, 1998              /s/ J. David Pitt
                                         (J. David Pitt, President)


      Date     October 13, 1998              /s/William T. Green
                                    (William T. Green, Executive Vice President,
                                         Chief Financial Officer)