Form 10-K
period 1998-11-30
ARTS WAY MANUFACTURING CO INC
filed 1999-02-26
CIK 7623

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                  FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 1998     Commission File No. 0-5131

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant on February 9, 1999: $4,830,471

Number of common shares outstanding on February 9, 1999: 1,245,931.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders to be filed within 120 days of November 30, 1998 are incorporated by reference into Part III.

                          Art's-Way Manufacturing Co., Inc.
                              Index to Annual Report
                                   on Form 10-K


Part I                                                              Page
     Item 1 - Description of Business                             3 thru 5

     Item 2 - Properties                                             5

     Item 3 - Legal Proceedings                                      5

     Item 4 - Submission of Matters to a Vote of Security Holders    5

Part II
     Item 5 - Market for the Registrant's Common Stock and
              Related Security Holder Matters                        6

     Item 6 - Selected Financial Statement Data                      6

     Item 7 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations      7 thru 11

     Item 7A -Quantitative and Qualitative Disclosures
              About Market Risk                                     12

     Item 8 - Consolidated Financial Statements and
              Supplemental Data                                     12
     Item 9 - Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                   12

Part III
     Item 10- Directors and Executive Officers of the Registant     12

     Item 11- Executive Compensation                                12

     Item 12- Security Ownership of Certain Beneficial Owners
              and Management                                        12

     Item 13- Certain Relationships and Related Transactions        12

Part IV

     Item 14- Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                   13


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

     	Equipment manufactured by the Company under its own label includes: portable and stationary animal feed processing equipment and related attachments used to mill and mix feed grains into custom animal
     	feed rations; a high bulk mixing wagon to mix animal feeds containing silage, hay and grain; a line of mowers, stalk shredders; minimum till seed bed preparation equipment; sugar beet and potato harvesting equipment; a line of land maintenance equipment and a line of grain wagons.

      In November, 1998, the Company entered into an agreement to purchase certain assets relating to the manufacture and distribution of grain drill equipment.

     	Research and development efforts have been put forth in the development of the Company's product lines, both in the development of new products and the upgrading of existing lines. The expenditures
     	should result in increased future sales.

     	Private label manufacturing of farm equipment accounted for 43%, 8%, 20%, and 22% of total sales for the year ended November 30, 1998, the six-month period ended November 30, 1997 and each of the years ended May 31, 1997, and 1996 respectively. The Company expects private label manufacturing for the next twelve months to be approximately 32% of sales.

     	Art's-Way labeled products are sold through farm equipment dealers throughout the United States. There is no contractual relationship with these dealers to distribute our products and dealers may sell a competitor's product line but are discouraged from doing so.

     	Raw materials are acquired from domestic sources and normally are readily available.

     	The Company maintains patents and manufacturing rights on several of its products covering unique aspects of design and has trademarks covering product identification. Royalties are paid by the Company for use of certain manufacturing rights. The validity of its patents has not been judicially determined and no assurance can be given as to the extent of the protection which the patents afford. In the opinion of the Company, its patents, trademarks and licenses are of value in securing and retaining business. The Company currently has five patents which expire in various years beginning in 1999 through 2012.

     	The Company's agricultural products are seasonal; however, with recent additional product purchases and the development of mowers, shredders, beet and potato harvesting machinery, coupled with private labeled products, the impact of seasonality has been decreased because the peak periods occur at different times. In common with other manufacturers in the farm equipment industry, the Company's business is affected by factors peculiar to the farm equipment field. Items such as fluctuations in farm income resulting from commodity prices, crop damage caused by weather and insects, government farm programs, and other unpredictable variables such as interest rates.

     	The farm equipment industry has a history of carrying significant inventory at dealers locations. The Company's beet, shredder and potato product lines are sold with extended terms, however, the
     	remainder of the product lines are normally sold with 30 day terms.

     	The Company has a supplier agreement with Case Corporation. Under the agreement the Company has agreed to supply Case's requirements for certain feed processing, tillage equipment and service parts
     	under Case's label. The agreement has no minimum requirements and can be cancelled upon certain conditions. For the year ended November 30, 1998, the six-month period ended November 30, 1997 and each of the years ended May 31, 1997,and 1996 sales to Case aggregated approximately 40%, 5%, 10%, and 15% of total sales, respectively.

     	The backlog of orders on February 9, 1999 was approximately $1,700,000 compared to approximately $7,000,000 a year ago. The decrease is primarily tillage equipment for Case Corporation.
      The balance of the order backlog consists of various Company branded products. The order backlog is expected to be shipped during the current fiscal year.

     	The Company currently does no business with any local, state or federal government agencies.

     	The feed processing products, including private labeled units, compete with similar products of many other manufacturers. There are estimated to be more than 20 competitors producing similar products and total market statistics are not available. The
      Company's products are competitively priced with greater diversity than most competitor product lines. Beet harvesting equipment is manufactured by 4 companies which have a significant impact on the market. The Company's share of this market is estimated to be about 55%. Other products such as mowers, shredders, grain drills and grain wagons are manufactured by approximately 25 other companies with total market statistics unavailable; however, the Company believes its products are competitively priced and their quality and performance are above average in a market where price, product performance and quality are principal elements.

     	The Company is engaged in experimental work on a continual basis to improve the present products and create new products. Research costs were primarily expended on a new line of feed processing
     	products and continuous development of beet harvesting equipment. All research costs are expensed as incurred. Such costs approximated $385,000 for the year ended November 30, 1998, $193,000 for the six months ended November 30, 1997 and $301,000 and $224,000 for the years ended May 31, 1997, and May 31, 1996 respectively. (See also Note 1 to the Consolidated Financial Statements).

     	The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of materials into the environment. The Company does not anticipate that future expenses or capital expenditures relating to compliance with such regulations will be material.

     	During the year ended November 30, 1998, the Company had peak employment of 215 full-time employees,of which 164 were factory and production employees, 19 were engineers and engineering draftsman, 19 were administrative employees and 13 were in sales and sales management. Employee levels tend to fluctuate based upon the seasonality of the product line.

     	The Company's employees are not unionized. There has been no work stoppage in the Company's history and no stoppage is, or has been, threatened. The Company believes its relationship with its employees is good.

	(d) Financial Information about Foreign and Domestic Operation and Export Sales

     	The Company has no foreign operations; its export sales, primarily to Canada, accounted for less than 1% of sales and less than 1% of operating income (loss) in the year ended November 30, 1998, the six-month period ended November 30, 1997 and each of the years May 31, 1997 and 1996.

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

Item 4.  Submission of Matters to a Vote of Security Holders

	Not Applicable.

                                PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

                          Per Share Common Stock Bid Prices by Quarter

                           Year Ended      Six-Months Ended   Year Ended
                           Nov.30,1998      Nov. 30, 1997    May 31, 1997
                           High    Low      High     Low     High     Low
       First Quarter       10-1/2   9                       5-1/2   4-1/2
       Second Quarter       9-1/2  8-1/2                    5-1/2   4-1/4
       Third Quarter        8-3/4  7-5/8    8-1/2  6-1/4    6-1/4   4-3/4
       Fourth Quarter        8     5-3/4   13-1/2  7-3/4    6-3/4     6

The Common Stock trades on The NASDAQ Stock Market under the symbol ARTW. The range of closing bid prices shown above is as reported by NASDAQ.The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

(b)   Approximate Number of Equity Security Holders

                                        Approximate number of
          Title of Class     Round Lot Shareholders as of February 10,1999
        Common Stock, $.01
            Par Value                        451

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

(a)   Selected Income Statement Data (In Thousands of Dollars,
      Except Per Share Amounts)

                    Year     Six Months  Year    Year    Year    Year
                    Ended      Ended    Ended   Ended   Ended   Ended
                   Nov. 30,   Nov. 30,  May 31, May 31, May 31, May 28,
                     1998       1997     1997    1996    1995    1994
  Net Sales        $23,633   $11,137   $16,440 $13,830  $20,298 $20,473
  Net Income (Loss)$  (324)  $   491   $    80 $  (772) $(1,058)$   623
  Income (Loss)
   Per Share:
    Basic          $  (.26)  $   .39   $   .07 $  (.72) $  (.99) $  .58
    Diluted        $  (.26)  $   .39   $   .07 $  (.72) $  (.99) $  .57
  Common Shares
  and Equivalents
  Outstanding:
    Basic       1,245,931 1,244,620 1,197,452 1,077,359 1,070,391 1,064,898
    Diluted     1,245,931 1,261,911 1,199,871 1,077,359 1,070,391 1,087,846

(a) Selected Balance Sheet Data (In Thousands of Dollars, Except Per Share Amounts)
                    Nov. 30,    Nov.  30   May 31  May 31  May 31   May 28
                     1998         1997      1997    1996    1995     1994
  Total Assets      $16,995     $15,322   $15,214  $11,886 $14,903 $17,261
  Long-Term Debt    $ 2,160     $ 1,452   $ 2,170  $ 1,846 $ 1,573 $ 2,173
  Dividends Per
     Share          $   .00     $   .00   $   .00  $   .00 $   .00 $   .00

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved.
The important factors that could cause actual results to differ materially from those in the forward-looking statements below
("Cautionary Statements") include the Company's degree of financial leverage, the factors described in Item 1(c) of this report, risks associated with acquisitions and in the integration thereof, risks associated with supplier/OEM agreements, dependence upon the farm economy and the impact of competitive services and pricing, as well as other risks referenced from time to time in the Company's filings with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

The following discussion and analysis of financial condition and results of operations of the Company and its subsidiary is based on the Consolidated Financial Statements and the notes thereto included herein.

(a) and (b)   Liquidity and Capital Resources

Twelve months ended November 30, 1998

The Company's main source of funds was additional bank borrowings. The main use of funds by operating activities were increases in accounts receivable and inventory. The accounts receivable increase results from a slower payment pattern for our own branded equipment which increased the days outstanding from 54 days to 58 days. Inventory increased due primarily to Case tillage equipment production scheduled for December 1998. Expenditures for capital equipment were $518,000 including $300,000 to upgrade computer hardware and software. The balance of the expenditures was spent on production equipment.

Six-months ended November 30, 1997

For the six-months ended November 30, 1997, the Company's main source of funds resulted from net income plus depreciation. This source was offset by an increase in inventories and a decrease in customer deposits. The inventory increase resulted from a higher production load at November 30, 1997 due primarily from Case tillage equipment. Customer deposits were from down payments on beet equipment. This equipment was shipped during the six-month period, consequently the decrease in customer deposits.

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

Capital Resources

In April 1998, the Company amended its revolving line of credit agreement.

The agreement allows for borrowings up to $6,000,000 based upon a percentage of the Company's accounts receivable and inventory and allows for letters of credit up to an aggregate amount of $300,000.
At November 30, 1998 the Company has borrowed $4,368,303 and has $100,000 in outstanding letters of credit. The interest rate is based on the bank's referenced rate and is variable based upon certain performance objectives with a maximum of plus .50% of the referenced rate and a minimum of plus zero (8.25% at November 30, 1998).

The amendment also provides for a restructured long-term loan in the principal amount of $1,991,000. The principal amount is repayable in monthly installments of $23,700 with the final payment due August 2000 unless the revolving credit facility is renewed. In the event that the term of the revolving line of credit is subsequently extended, the term loan shall continue to amortize, based upon the payment schedule outlined above.

All loans, advances and other obligations, liabilities and indebtedness of the Company are secured by all present and future assets.

The Company's current ratio its working capital are as shown in the following table:

                   November 30, November 30,   May 31,    May 31,
                       1998          1997       1997       1996
Current Assets     $14,131,370  $12,486,599 $12,210,992 $9,578,494
Current Liabilities$ 7,884,736  $ 6,621,214 $ 6,821,525 $4,593,848
Working Capital    $ 6,246,634  $ 5,865,385 $ 5,389,467 $4,984,646

Current Ratio           1.8          1.9        1.8         1.9

The Company believes its liquidity, capital resources, and borrowing capacity are adequate for its current and intended operations.

(c)   Results of Operations

Twelve months ended November 30, 1998 compared to the twelve months ended November 30, 1997

The following proforma unaudited information is presented for the twelve months ending November 30, 1997 in order to facilitate the analysis for the twelve months ending November 30, 1998:

                                               Unaudited
                                           November 30, 1997

          Net sales                          $20,302,000
          Gross profit                       $ 5,972,000
          Operating expenses                 $ 4,302,000
          Interest expense                   $   417,000
          Net income                         $   689,000

Revenue increased 16% to $23,600,000 from $20,300,000, while the Company recorded a net loss of $324,000 ($.26 per share) compared to a net income of $689,000 ($.56 per share) in the prior year. The loss was all in the fourth quarter, where revenues were 13% higher at $6,290,000 from $5,550,000.

The increase in sales revenue was due to our new contract to provide tillage equipment and related service parts to Case Corporation. Total sales arising from the contract were $7,200,000. The Company also benefited from a new agreement with New Holland to supply a forage blower similar to that provided to other OEM customers.
This major increase in OEM business more than offset a 25% decline in demand for the Company's branded products. A collapse in potato prices, low hog prices and a poor farm economy in the Red River Valley region, all contributed to the decline in demand.

Gross profit decreased from 29.4% for the twelve months ended
November 30, 1997 to 21.6% for the twelve months ended November 30, 1998. This dramatic change of 7.5 percentage points results primarily from a change in product mix from 15% OEM, 85% Art's-Way brands in 1997 to 40% OEM, 60% Art's-Way brands in 1998. OEM business inherently is less profitable. This product mix impact reduced our gross margin by 5 percentage points. Problems incurred in the start-up of the new tillage products due to late vendor delivery of components and absorbing new manufacturing processes resulted in scheduling problems for all products. This resulted in significant overtime to catch up, with a consequent deterioration in production efficiency. Warranty costs increased $173,000 due to startup problems with a new model beet harvester.

Operating expenses were up 11% from last year. The full year impact of the restoration of the Company contribution to the employee
401(k) plan impacted expenses by $122,000. Group insurance to cover employee medical costs rose $236,000. New product introduction costs were $148,000. $80,000 was spent on outside consultants to determine the cause of our deteriorating manufacturing performance. Bad debt reserves were increased by $162,000 to cover the adverse potato market conditions.
Overall, operating expenses as a percentage of sales dropped from 21.2% in 1997 to 20.3% in 1998.

Higher inventory levels throughout the year caused an increase in interest expense by 34%. Other financing expenses include
$80,000 charge in the fourth quarter to be in compliance with FASB 125 on the accounting treatment for sales of accounts receivable.

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

Operating expenses are up as the Company added staff in engineering and sales to support our new product lines and to enhance our position in the beet and feed processing business and due to the reinstatement of the Company's contribution to the employee
401(k) retirement plan.

Interest costs were up, as the higher sales volumes required higher working capital requirements.

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

Utilization of Deferred Tax Assets

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the reversal of deferred tax liabilities, projected future taxable income and considering the expiration dates of tax credits and carryforwards, management believes it is more likely than not the Company will realize the benefits of these deductible differences at November 30, 1998. See also
Note 8 to the Consolidated Financial Statements.

Year 2000 Issues

In 1998 the Company began preparing its computer-based systems for year 2000 ("Y2K") computer software compliance issues. Historically, certain computer programs were written using two digits rather than four to define the applicable year. As a result, software may recognize a date using the two digits "00" as 1900 rather than the year 2000. Computer programs that do not recognize the proper date could generate erroneous data or cause systems to fail. The Company's Y2K project covers its significant computer programs and certain equipment, which contain microprocessors and is divided into five major phases-assessment, planning, conversion, implementation and testing. The Company has completed the assessment and planning phases and is currently in the conversion, implementation and testing phases. Systems which have been determined not to be Y2K compliant are being either replaced or reprogrammed, and thereafter tested for Y2K compliance. The Company expects the conversion, implementation and testing phases to be complete by mid-1999.

The Company's Y2K project also considers the readiness of significant customers and vendors. The Company is in the process of identifying and contacting critical suppliers and customers regarding their plans and progress in addressing their Y2K issues. The Company has received varying information from such parties on the state of compliance or expected compliance. The non-compliance of such vendors could impair the ability of the Company to obtain necessary products or to sell or provide services to its customers. Disruptions of the computer systems of the Company's vendors could have a material adverse effect on the Company's financial condition and results of operations for the period of such disruption. Contingency plans are being developed in the event that any critical supplier or customer is not compliant.

The Company has incurred approximately $300,000 of Y2K project expense to date. Future expenses are estimated to be approximately $5,000. Such cost estimates are based upon presently available information and may change as the Company continues with its Y2K project.

The Company believes that its internal operating systems will be Year 2000 compliant before December 31, 1999. Therefore, the Company believes that the most reasonably likely worst-case scenario will be that one or more of third parties with which the Company has a material business relationship will not have successfully dealt with its Year 2000 issues. A critical third party failure (such as telecommunication, utilities or financial institutions) could have a material adverse affect on the Company by eliminating the Company's ability to order and pay for products from suppliers and receive orders and payments from customers. It is also possible that one or more of the internal operating systems will not function properly and make it difficult to complete routine tasks, such as accounting and other record keeping duties. Based on information currently available, the Company does not believe there will be any long-term operating systems failures. However, the Company will continue to monitor these issues as part of its Year 2000 project and will concentrate its efforts on minimizing their impact.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8.  Consolidated Financial Statements and Supplemental Data

Consolidated Financial Statements and Supplemental Data for the year ended November 30, 1998, the six-month period ended November 30, 1997 and for each of the years ended May 31, 1997 and 1996, are presented in a separate section of this Report following Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

                               PART III

Item 10.   Directors and Executive Officers

The information required by Item 10 is incorporated by reference from the definitive Proxy Statement to be filed, pursuant to Regulation 14A, within 120 days after November 30, 1998 which is included as Exhibit 99.1 hereto and incorporated herein by this reference.

Item 11.  Executive Compensation

The information required by Item 10 is incorporated by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A, within 120 days after November 30, 1998 which is included as Exhibit
99.1 hereto and incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 10 is incorporated by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A, within 120 days after November 30, 1998 which is included as Exhibit
99.1 hereto and incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

The information required by Item 10 is incorporated by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A, within 120 days after November 30, 1998 which is included as Exhibit
99.1 hereto and incorporated herein by this reference.

                                 PART IV

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

   99.1 Proxy Statement for 1998 Annual Meeting to be filed on or before 120 days after November 30, 1998.


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Art's-Way Manufacturing Co., Inc. and subsidiary at November 30, 1998 and November 30, 1997 and the results of their operations and their cash flows for the year ended November 30, 1998 and the six-month period ended November 30, 1997 and each of the years ended May 31, 1997 and 1996 in conformity with generally accepted accounting principles.
Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


		                   	KPMG PEAT MARWICK LLP


Omaha, Nebraska
January 15, 1999


                       ART'S-WAY MANUFACTURING CO., INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     AND FINANCIAL STATEMENT SCHEDULE


CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations -
    Year ended November 30, 1998, six months ended
	November 30, 1997 and years ended
      May 31, 1997 and 1996  .....................................     F-3

Consolidated Balance Sheets -
    November 30, 1998 and November 30, 1997.......................   F-4 - F-5

Consolidated Statements of Stockholders' Equity -
    Year ended November 30, 1998, six months ended
	November 30, 1997 and years ended May 31, 1997, 1996 .......          F-6

Consolidated Statement of Cash Flows -
    Year ended November 30, 1998, six months ended
	November 30, 1997 and years ended May 31, 1997,and 1996.....         F-7

Notes to Consolidated Financial Statements -
    Year ended November 30, 1998, six months ended
	November 30, 1997 and years ended May 31, 1997 and 1996.....  F-8 - F-16


SCHEDULE SUPPORTING CONSOLIDATED
	FINANCIAL STATEMENTS

 Schedule VII  -  Valuation and Qualifying Accounts.............    S-1


All other schedules have been omitted as the required information is not applicable or the information is included in the consolidated financial statements or related notes.



                       ART'S-WAY MANUFACTURING CO., INC.
                               AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                 		     YEAR         SIX MONTHS
		                      ENDED          ENDED            YEARS ENDED
		                   November 30,  November 30,     May 31,     May 31,
		                       1998	         1997	         1997	       1996

NET SALES	          $  23,632,927   $11,137,092  $16,440,194  $13,830,471
COST OF GOODS SOLD     18,576,010     7,783,751   12,075,488   10,842,375

GROSS PROFIT            5,056,917     3,353,341    4,364,706   2,988,096

EXPENSES:
 Engineering	          	  632,541       269,473      353,814     278,426
 Selling	               1,463,497       759,787    1,372,910   1,495,415
 General and
   administrative	      2,692,817     1,192,045    2,068,615   1,781,417
     Total expenses     4,788,855     2,221,305    3,795,339   3,555,258

INCOME (LOSS)
  FROM OPERATIONS	        268,062     1,132,036      569,367    (567,162)

OTHER INCOME (DEDUCTIONS):
    Interest expense	    (558,988)     (264,939)    (327,089)   (459,066)
    Other	               (270,397)     (111,268)    (117,033)   (115,750)
     Net deductions      (829,385)     (376,207)    (444,122)   (574,816)

INCOME (LOSS) BEFORE
  INCOME TAXES	          (561,323)      755,829      125,245  (1,141,978)

INCOME TAX  EXPENSE
 (BENEFIT)               (237,435)      265,140       45,222    (370,051)

NET INCOME (LOSS)       $(323,888)    $ 490,689    $  80,023   $(771,927)

INCOME PER SHARE
  Basic                 $   (0.26)    $    0.39    $    0.07   $   (0.72)
  Diluted                   (0.26)         0.39         0.07       (0.72)

COMMON SHARES AND
 EQUIVALENT OUTSTANDING:
  Basic                1,245,931      1,244,620      1,197,452    1,077,359
  Diluted              1,245,931      1,261,911      1,199,871    1,077,359

See accompanying notes to consolidated financial statements.


                         ART'S-WAY MANUFACTURING CO., INC.
                                AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                  November 30,     November 30,
		                                    1998		          1997
ASSETS

CURRENT ASSETS:
 Cash                     	       $    13,743 	 $     8,692
 Accounts receivable-customers,
    net of allowance for doubtful accounts
    of $205,000 and $31,000
    respectively                     3,755,831 	   3,005,837
 Inventories                         9,388,261     8,754,469
 Deferred income taxes                 649,391       464,426
 Income tax receivable                  49,000        99,000
 Other current assets                  275,144       154,175

     Total current assets            14,131,370    12,486,599

PROPERTY, PLANT AND EQUIPMENT,
 at cost                              10,418,307   10,323,374
   Less accumulated depreciation	      7,554,454    7,488,142

   Net property, plant and equipment   2,863,853    2,835,232

        TOTAL	                    $   16,995,223  $15,321,831

See accompanying notes to consolidated financial statements.



		                               November 30,      November 30,
                                     1998		            1997
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to bank           $ 4,368,303       $ 3,172,296
  Current portion of long-term debt
                                      359,862           483,157
  Accounts payable                  1,880,398         2,069,584
  Customer deposits                   111,902           106,793
  Accrued expenses                  1,164,271           789,384

    Total current liabilities	      7,884,736         6,621,214

LONG-TERM DEBT, excluding current
    portion                          2,159,732         1,451,794

DEFERRED INCOME TAXES                  140,949           115,129

         Total liabilities          10,185,417         8,188,137

STOCKHOLDERS' EQUITY:
  Common stock - $.01 par value.  Authorized
   5,000,000 shares; issued 1,340,778 shares
                                        13,408            13,408
  Additional paid-in capital         1,618,453         1,618,453
  Retained earnings                  6,087,694         6,411,582
 		                                  7,719,555         8,043,443
  Less cost of common shares in treasury of
   94,847 in 1998 AND 1997             909,749           909,749

      Total stockholders' equity	    6,809,806        7,133,694


      TOTAL	                       $16,995,223      $15,321,831

See accompanying notes to consolidated financial statements.


                        ART'S-WAY MANUFACTURING CO., INC.
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         YEAR ENDED NOVEMBER 30, 1998, SIX MONTHS ENDED NOVEMBER 30, 1997 AND
                        YEARS ENDED MAY 31, 1997 AND 1996

					      Additional
	          Number of  Stated/   Paid-In   Retained     Treasury
	           Shares   Par Value  Capital   Earnings       Stock     Total
BALANCE, MAY 28,1995
          1,072,931  $ 13,408  $2,356,789 $6,612,797 $(2,568,838)$6,414,156
 Net loss	               -	         -	      (771,927)      -       (771,927)
 Common treasury shares issued
             13,700     -        (61,700)      -	       131,393     69,693
BALANCE, MAY 31,1996
          1,086,631   13,408   2,295,089  5,840,870  (2,437,445) 5,711,922
 Net income             -	          -	       80,023        - 	      80,023
 Common treasury shares issued
            151,800     -       (657,202)      -	    1,455,766    798,564
BALANCE, MAY 31,1997
          1,238,431   13,408   1,637,887  5,920,893    (981,679) 6,590,509
 Net income	            -          -	      490,689        -       490,689
 Common treasury shares issued
              7,500     -        (19,434)      -         71,930     52,496
BALANCE, NOVEMBER 30, 1997
          1,245,931  $13,408  $1,618,453 $6,411,582   $(909,749)$7,133,694
 Net loss               -           -      (323,888)       -      (323,888)
BALANCE NOVEMBER 30, 1998
          1,245,931  $13,408  $1,618,453 $6,087,694   $(909,749)$6,809,806

See accompanying notes to consolidated financial statements.


                          ART'S-WAY MANUFACTURING CO., INC.
                                    AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

           			                  YEAR       SIX MONTHS
			                             ENDED	        ENDED          YEARS ENDED
			                           November 30, November 30,  May 31,     May 31,
                                    1998        1997        1997        1996
CASH FLOWS FROM OPERATIONS:
  Net income (loss)            $(323,888)    $ 490,689   $ 80,023  $(771,927)
  Adjustments to reconcile net
  income (loss) to net cash provided
  (used) by operating activities:
  Loss on sale of property, plant
    and equipment                   6,798        16,852     13,553      2,140
Depreciation and amortization	    481,176       280,700    586,152    572,109
Changes in assets and liabilities:
(Increase) decrease in:
 Accounts receivable             (749,994)      (62,433)  (479,163)   946,384
 Inventories	                    (633,792)     (316,900)(2,236,826) 1,227,500
 Other current assets            (120,969)        6,494    (73,194)   (46,343)
Increase (decrease) in:
 Accounts payable	               (189,186)     (61,362) 1,624,034  (1,427,404)
 Customer deposits	                 5,109     (703,987)   438,979     276,187
 Accrued expenses                 374,887       24,164   (242,106)    127,745
 Income taxes (recoverable)        50,000      (99,000)      -        668,742
 Deferred taxes                  (159,145)     200,655     24,532    (374,271)
Net cash provided (used)
by operating activities        (1,259,004)    (224,128)  (264,016)  1,200,862

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and
 equipment                       (518,445)    (151,134)(1,300,788)   (19,568)
Proceeds from sale of property,
 plant and equipment                 1,850       21,347      5,400       -
Net cash used in investing
 activities	                      (516,595)    (129,787)(1,295,388)   (19,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of)
 notes payable to bank	           1,196,007     519,863    370,624 (1,518,191)
Proceeds from long-term debt      1,008,800        -       750,000  2,130,000
Principal payments on
 long-term debt                    (424,157)   (235,049)  (426,000) (1,857,334)
Proceeds from issuance of common
 stock from treasury	                   -        52,496    798,564      69,693
Net cash provided by (used in)
 financing activities	            1,780,650     337,310  1,493,188  (1,175,832)

Net increase (decrease) in cash       5,051     (16,605)   (66,216)      5,462

Cash at beginning of period           8,692      25,297     91,513      86,051

Cash at end of period	           $   13,743   $   8,692  $  25,297   $  91,513

Supplemental disclosures of cash
 flow information:
Cash paid during the period for:
 Interest	                      $   558,988  $  264,939 $ 333,108   $ 490,876
 Income taxes	                        2,094     162,985    22,267       6,992

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

	CHANGE IN YEAR END

     	During 1997, the Company changed its fiscal year-end to November 30 in order to coincide with seasonality of the agriculture industry.
      As a result, the accompanying consolidated financial statements include the six-month transition period ended November 30, 1997, and comparative unaudited financial information for the six-months ended November 30, 1996 is presented in note 13.

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

	INCOME TAXES

     	Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the
     	consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

	RESEARCH AND DEVELOPMENT
     	Research and development costs are expensed when incurred. Such costs approximated $385,000 for the year ended November 30, 1998,
     	$193,000 for the six months ended November 30,1997, and $301,000 and $224,000 for the years ended May 31,1997 and May 31,1996 respectively.

1.,	Continued

	INCOME (LOSS) PER SHARE

     	The Company has adopted SFAS 128 Earnings Per Share (SFAS 128), which has changed the method for calculating income per share. SFAS 128 requires the presentation of "basic" and "diluted" income per share on the face of the income statement. Prior period income per share data has been restated in accordance with SFAS 128. Income per common share is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during each period.

      The difference in shares utilized in calculating basic and diluted earnings per share represents the number of shares issued under the Company's stock option plans less shares assumed to be purchased with proceeds from the exercise of the stock options. Due to the net loss in 1998 and the year ended May 31, 1996, the anti-dilutive effect of the Company's stock option plans is not included in the calculation of diluted earnings per share for those periods. The only reconcil-ing item between the shares used in the computation of basic and diluted earnings per share for the six months ended
      November 30, 1997 and the year ended May 31, 1997, is the effect of stock options of 17,291 and 2,419, respectively.

      TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

      Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities provides accounting and reporting standards for transfers and servicing of financial assets and based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.

      The Company has entered into an agreement whereby it can sell accounts receivable to a financial institution. The agreement provides for the Company to pay monthly interest on the face amount of each invoice at a rate of 2.75% over the prime rate from the date of the invoice for 180 days, or the date of customer payment, whichever occurs first. The buyer is responsible for servicing the receivables, and has recourse to the Company for receivables outstanding greater than 180 days. Under SFAS No. 125, the sales of the receivables are reflected as a reduction of trade accounts receivable. At November 30, 1998, there were $1,824,000 of receivables outstanding which the Company has sold relating to this agreement.

	USE OF ESTIMATES

     	Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

2.	INVENTORIES

        Major classes of inventory are:

                                           November 30,    November 30,
                                              1998           1997
          Raw materials                   $ 1,503,784      $1,593,469
          Work in process                   4,147,554       3,340,641
          Finished goods                    3,736,923       3,820,359
             Total                         $9,388,261      $8,754,469

3.	PROPERTY, PLANT AND EQUIPMENT

        Major classes of property, plant
         and equipment, at cost, are:      November 30,    November 30,
                                              1998            1997
        Land                               $  180,909     $  180,909
        Buildings and improvements          2,615,573      2,615,573
        Manufacturing machinery and
         equipment                          7,346,289      7,257,729
        Trucks and automobiles                155,654        148,817
        Furniture and fixtures                119,882        120,346
           Total                         $ 10,418,307   $ 10,323,374

4.	ACCRUED EXPENSES

        Major components of accrued expenses are:
                                          November 30,    November 30,
                                            1998             1997
        Salaries, wages and commissions   $  337,682      $ 285,806
        Other                                826,589        503,578
            Total                         $1,164,271      $ 789,384

5.	LOAN AND CREDIT AGREEMENTS

	Line of Credit

     	In April 1998, the Company amended its revolving line of credit agreement.

      The agreement allows for borrowings up to $6,000,000 based upon a percentage of the Company's accounts receivable and inventory and allows for letters of credit up to an aggregate amount of $300,000. At November 30, 1998, the Company has borrowed $4,368,303 and has $100,000 in outstanding letters of credit. The interest rate is based on the bank's referenced rate and is variable based upon certain performance objectives with a maximum of plus .50% of the referenced rate and a minimum of plus zero (8.25% at November 30, 1998).

      The amendment also provides for a restructured long-term loan in the principal amount of $1,991,000. The principal amount is repayable in monthly installments of $23,700 with the final payment due August 2000 unless the revolving credit facility is renewed.
      In the event that the term of the revolving line of credit is subsequently extended, the term loan shall continue to amortize based upon the payment schedule outlined above.

      All loans, advances and other obligations, liabilities and indebtedness of the Company are secured by all present and future assets. Unused borrowings under the revolving line of credit were $393,646 at November 30, 1998. The Company pays an unused line fee equal to three-eighths of one percent of the unused portion of the revolving line of credit.

5.,	Continued

	Long-term Debt

	A summary of the Company's long-term debt is as follows:

                                               November 30,     November 30,
                                                  1998             1997
        Installment promissory note dated
        April 23, 1998, in the original
        principal sum of $1,991,000,payable
        in monthly installments of $23,700
        plus interest at one-half percent
        over the bank's national money market
        rate, (8.25%), secured (a)              $ 1,848,800     $ 1,207,000

        State of Iowa Community Development
        Block Grant promissory notes at
        zero percent interest, maturity
        2006 with quarterly principal
        payments of $11,111 (b)                     444,444         488,889

        State of Iowa Community Development
        Block Grant local participation
        promissory notes at 4% interest,
        maturity 2006, with quarterly
        payments of $7,814.                         226,350          239,062


                Total long-term debt              2,519,594        1,934,951

       Less current portion of
         long-term debt                             359,862          483,157

            Long-term debt, excluding
            current portion                      $2,159,732      $ 1,451,794

      (a) All borrowings under the installment note payable are secured by the cash, accounts receivable, inventories and property, plant and equipment of the Company. The agreement requires the Company to maintain specified ratios, as defined, of debt-to-tangible net worth and net cash income to current maturities. The Company was in compliance with all applicable covenants at November 30, 1998,except for covenants pertaining to the fixed charge coverage ratio and capital expenditures. The Company has received waivers of these covenants from the Bank. Retained earnings of $6,087,694 are restricted and are not available for the payment of dividends.

      (b) $100,000 of this debt will be forgiven upon the satisfactory completion of certain performance target obligations at the contract expiration date of June 30, 1998 and the first year anniversary of this date, June 30, 1999.

      A summary of the minimum maturities of long-term debt follows:

                               Year           Amount
                               1999          $359,862
                               2000        $1,640,100
                               2001           $75,023
                               2002           $72,474
                               2003           $72,750
                             Thereafter      $299,384

6.    EMPLOYEE BENEFIT PLANS

      The Company sponsors a defined contribution 401(k) savings plan which covers substantially all full-time employees who must meet eligibility requirements. Participating employees may contribute as salary reductions a minimum of 4% of their compensation up to the limit prescribed by the Internal Revenue Code. The Company may make matching contributions at a discretionary percent upon the approval from the Board of Directors. Company contributions approximated $170,000 for the year ended November 30, 1998, $54,000 for the six months ended November 30, 1997 and $0 for each of the years ended May 31, 1997 and 1996.

7.	STOCK OPTION PLANS

     	Under the 1991 Employee Option Plan, stock options may be granted to key employees to purchase shares of common stock of the Company at a price not less than its fair market value at the date the options are granted. Options granted may be either nonqualified or incentive stock options. The option price, vesting period and term are set by the Compensation Committee of the Board of Directors of the Company. Options for an aggregate of 100,000 shares of common stock may be granted. Each option will be for a period of ten years and may be exercised at a rate of 25% at the date of grant and 25% on the first, second and third anniversary date of the grant on a cumulative basis. At November 30, 1998, the Company had approximately 38,000 shares available for issuance pursuant to subsequent grants.

     	Under the 1991 Director Option Plan, options may be granted to nonemployee directors at a price not less than fair market value at the date the options are granted. Nonemployee directors who have served for at least one year are automatically granted options to purchase 5,000 common shares. Options granted are nonqualified stock options. The option price, vesting period and term are set by the
     	Compensation Committee of the Board of Directors of the Company. Options for an aggregate of 45,000 common shares may be granted under the Plan. Each option will be for a period of ten years and may be exercised at a rate of 25% at the date of grant and 25% on the first, second and third anniversary date of the grant on a cumulative basis. At November 30, 1998, the Company had approximately 15,000 shares available for issuance pursuant to subsequent grants.


	A summary of changes in the stock option plans is as follows:

                                     Nov. 30,    Nov. 30,  May 31,  May 31,
                                       1998        1997     1997     1996
       Options outstanding at
        beginning of period           92,552     87,552    78,763   77,988

       Granted                        10,526      5,000    20,000   35,563

       Canceled or other disposition     -         -      (11,211) (34,788)

      Options outstanding at
       end of period                 103,078     92,552    87,552   78,763

      Options price range
       for the period                $4.750      $4.750    $4.750  $4.750
                                       to           to        to      to
                                     $10.375     $10.375   $10.375 $11.125

      Options exercisable at end
        of period                     77,420     60,151     57,701  48,115

At November 30, 1998 and 1997,the weighted-average remaining contractual life of options outstanding was 6.1 years and 6.7 years respectively and the weighted average exercise price was $7.14 and $6.87 respectively. The weighted average exercise price for options exercisable at November 30, 1998 was $7.31.

7.,  Continued

     The Company accounts for stock options in accordance with the provisions of the (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Accordingly, the Company has not recognized compensation expense for its options granted in the year ended November 30, 1998, the six month period ended November 30, 1997 and each of the years ended May 31, 1996 and 1997. In 1997, the Company adopted (FASB) Statement No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. FASB Statement No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and income per share disclosure for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in FASB Statement No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of FASB Statement No. 123.

     The per share weighted-average fair value of stock options granted during the year ended November 30, 1998, the six-month period ended November 30, 1997 and each of the years ended May 31, 1997 and
     May 31, 1996 was $4.07, $4.11, $4.06 and $4.47, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: November 30, 1998-expected dividend yield 0.0%, risk-free interest rate of 4.83%, expected volatility factor of 36.55%, and an expected life of 10 years; November 30,1997 - expected dividend yield 0.0%, risk-free interest rate of 5.86%, expected volatility factor of 36.87%, and an expected life of 10 years; May 31, 1997 - expected dividend yield 0.0%,
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

                 			      	November 30  November 30   May 31,   May 31,
				                           1998	       1997	       1997      1996
     Net income (loss)
       As reported         $(323,888)   $490,689     $80,023	$(771,927)
		     Pro forma	          $(355,947)   $464,005     $52,803	$(797,380)

     Diluted income(loss)
       per share
	      As reported	          $(.26)       $.39	     $.07	    $(.72)
      	Pro forma	            $(.29)       $.37	     $.04	    $(.73)

8.   INCOME TAXES

     Total income tax expense (benefit) for the year ended November 30, 1998 the six-month period ended November 30, 1997 and for each of the years ended May 31, 1997, and 1996,consists of the following:

                              November 30,  November 30,  May 31, May 31,
                                 1998          1997        1997    1996

           Current:
            Federal           $ (78,290)     $ 64,485    $ 9,453    $ -
            State                  -             -        11,237     4,220
                                (78,290)       64,485     20,690     4,220

           Deferred:
            Federal            (159,145)      200,655     33,544  (320,210)
            State                  -             -        (9,012)  (54,061)
                               (159,145)      200,655     24,532  (374,271)

                              $(237,435)   $  265,140    $45,222 $(370,051)

     The reconciliation of the statutory Federal income tax rate and the effective tax rate are as follows:

                             November 30,   November 30,   May 31,  May 31,
                                 1998          1997         1997     1996
     Statutory Federal
      income tax rate           (34.0%)        34.0%        34.0%   (34.0%)
     Increase(decrease)due to:
      State income taxes,
      net of Federal income
      tax benefit                  -             -           1.1     (2.9)
     Research development
      and state tax
      credits                   (12.1)         (1.3)          -        -
     Other-net                    3.8           2.4          1.0      4.5
                                (42.3%)        35.1%        36.1%   (32.4%)

    Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability at November 30, 1998 and 1997,and May 31, 1997 and 1996 are presented below:

                            November 30,  November 30,  May 31,  May 31,
                               1998           1997       1997     1996
    Deferred tax assets:
     Net operating loss
      carryforward           $41,608       $   -      $ 56,122  $134,187
     Tax credits             117,278        16,034      35,552      -
    Accrued expenses not
     deducted until paid     129,336        50,053      95,419   138,530
    Inventory
     capitalization          274,536       302,945     274,067   191,106
    Asset reserves            86,633        95,394     182,893   260,313
    Other                       -             -           -       10,386

    Total deferred
     tax assets              649,391       464,426     644,053   734,522

    Deferred tax
     liability
    Depreciation             140,949       115,129      94,101   160,038

   Net deferred
     tax assets             $508,442      $349,297    $549,952  $574,484

8., Continued

    There was no valuation allowance for deferred tax assets at November 30, 1998 and 1997, and May 31, 1997 and 1996. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the reversal of deferred tax liabilities, the expiration dates of tax credits and carry-forwards and projected future taxable income, management believes it is more likely than not the Company will realize the benefits of the November 30, 1998 deferred tax assets.

    The Company has available approximately $92,000 of research and development credits and $25,000 of Iowa Jobs Tax Credits which will expire beginning in the year 2007 and 2008, respectively. The Company also has approximately $122,000 of net operating loss carryforwards which will expire in 2013.

9.  LITIGATION AND CONTINGENCIES

    Various legal actions and claims are pending against the Company.
    In the opinion of management and outside counsel, appropriate provisions have been made in the accompanying consolidated financial statements for all pending legal actions and other claims.

 10. ACQUISITIONS

    On November 25, 1998 the Company entered into an agreement to purchase certain fixed assets, accounts receivable and inventory from United Farm Tools, Inc. relating to the manufacture and distribution of grain drill equipment. The total purchase is approximately $1,086,000. As of November 30, 1998 the Company had purchased approximately $239,000 of accounts receivable.
    The remaining assets will be delivered and recorded in Fiscal 1999.

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

    The Company's sales to one major original equipment manufacturer were $9,569,238 for the year ended November 30, 1998, $609,554 for the six-month period ended November 30, 1997 and $1,581,553, and $2,119,020 for each of the years ended May 31, 1997 and 1996 respectively. Accounts receivable from this customer are unsecured. Accounts receivable from this customer were $1,449,944 at November 30, 1998, $209,805 at November 30, 1997 and $94,986, and $54,637 at
    May 31, 1997 and 1996 respectively.

12. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

    FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument at the amount at which the instrument could be exchanged in a current transaction between willing parties. At November 30, 1998 and 1997, the carrying amount approximates fair value for cash and cash equivalents, accounts receivable, accounts payable, notes payable to bank, long-term debt and other current liabilities.

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


                                 						        Unaudited
					                                         November 30,
						                                            1996

	Net Sales		                                  $7,275,685
	Gross Profit		                                1,741,649
	Income Tax Benefit	                              64,107
	Net Loss			                                  $  119,056
	Basic and diluted loss per share             $      .10


                                Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25,1999

ART'S-WAY MANUFACTURING CO., INC.


By: _____________________________           By: _______________________
     J. David Pitt                                William T. Green
       President                                Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

______________________________                           February 25,1999
     James L. Koley             Chairman of the Board         Date
                                     and Director

______________________________                           February 25,1999
      J. David Pitt            President and Director        Date

______________________________                           February 25,1999
  George A. Cavanaugh, Jr.          Director                 Date

______________________________                           February 25,1999
    Donald A. Cimpl                 Director                 Date

______________________________                           February 25,1999
   Herbert H. Davis, Jr.            Director                 Date

______________________________                           February 25,1999
    Douglas McClellan               Director                 Date

_____________________________                            February 25,1999
 J. Ward McConnell, Jr.             Director                 Date



ART'S-WAY MANUFACTURING CO., INC.		          	Schedule VII
AND SUBSIDIARY
VALUATION AND QUALIFYING ACCOUNTS



	            Allowance for Doubtful Accounts


Balance, May 31, 1996                                   $  26,975

Additions:
    Charged to Operating Expenses            2,834

Deduct:
    Accounts Charged Off                     4,809

Balance, May 31, 1997                                   $  25,000

Additions:
    Charged to Operating Expenses            6,000

Deduct:
    Accounts Charged Off

Balance, November 30, 1997                              $  31,000

Additions:
    Charged to Operating Expenses          174,000

Deduct:
    Accounts Charged Off		          -

Balance, November 30, 1998                              $ 205,000