Form 10-Q
period 1999-02-28
ARTS WAY MANUFACTURING CO INC
filed 1999-04-15
CIK 7623

Appendix A to Item 601(c) of Regulation S-K
Commercial and Industrial Companies
Article 5 of Regulation S-X
Quarter Ended February 28, 1999

Item Number		Item Description			Amount

5-02(1)			Cash and cash items                       		23,495
5-02(2)			Marketable securities
5-02(3)(a)(1)		Notes and accounts receivable-trade  3,948,528
5-02(4)			Allowances for doubtful accounts            208,000
5-02(6)			Inventory                                 9,379,860
5-02(9)			Total current assets                     14,214,737
5-02(13)  Property, plant and equipment            10,433,792
5-02(14)		Accumulated depreciation                  7,655,037
5-02(18)		Total assets                             16,993,492
5-02(21)		Total current liabilities                 8,174,599
5-02(22)		Bonds, mortgages and similar debt         5,835,998
5-02(28)		Preferred stock-mandatory redemption           0
5-02(29)		Preferred stock-no mandatory redemption        0
5-02(30)		Common stock                                 13,408
5-02(31)		Other stockholders' equity                6,594,742
5-02(32)		Total liabilities and stockholders'
                   equity                          16,993,492
5-03(b)1(a)	Net sales of tangible products          4,668,191
5-03(b)1		Total revenues                            4,668,191
5-03(b)2(a)		Cost of tangible goods sold            3,741,961
5-03(b)2		Total costs and expenses applicable
             to sales and revenues                  1,043,181
5-03(b)3		Other costs and expenses                     72,450
5-03(b)5		Provision for doubtful accounts
                             and notes                  3,000
5-03(b)8		Interest and amortization of debt
                             discount                 117,839
5-03(b)10		Loss before taxes and other items          310,240
5-03(b)11		Income tax benefit                         108,584
5-03(b)14		Loss continuing operations                 201,656
5-03(b)(15)		Discontinued operations                     0
5-03(b)(17)		Extraordinary items			                      0
5-03(b)(18)		Cumulative effect-changes in
                    accounting principles                0
5-03(b)19		Net loss                                   201,656
5-03(b)20		Loss per share-primary                        0.16
5-03(b)20		Loss per share-fully diluted                  0.16


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549
                          _________________________________

                                     FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended February 28, 1999           Commission File No. 0-5131


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
 Address of principal executive offices                Zip Code

         Registrant's telephone number, including area code: (712) 864-3131


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 5, 1999:

                                  							1,245,931
						                               Number of Shares

                      ART'S-WAY MANUFACTURING CO., INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                               (Unaudited)

       		                               Three Months Ended
	 	                                  February 28 	February 28
		                                       1999	      1998

NET SALES	                           $4,668,191   $4,788,022
COST OF GOODS SOLD                    3,741,961    3,648,985
GROSS PROFIT                            926,230    1,139,037

EXPENSES:
   Engineering                          120,177      121,807
   Selling                              303,928      349,483
   General and
     administrative                     622,076      585,462
        Total                         1,046,181    1,056,752

INCOME (LOSS) FROM OPERATIONS          (119,951)      82,285

OTHER DEDUCTIONS:
    Interest expense                   (117,839)    (128,963)
    Other	                              (72,450)     (24,924)
        Other deductions               (190,289)    (153,887)

LOSS BEFORE INCOME TAXES               (310,240)     (71,602)

INCOME TAX BENEFIT                     (108,584)     (25,061)

NET LOSS                              $(201,656)    $(46,541)

LOSS PER SHARE (NOTE 2):
    Basic                             $   (0.16)    $   (0.04)
    Diluted                           $   (0.16)    $   (0.04)

COMMON SHARES AND
   EQUIVALENT OUTSTANDING:
    Basic	                            1,245,931    1,245,931
    Diluted                           1,245,931    1,245,931

See accompanying notes to financial statements.



                          ART'S-WAY MANUFACTURING CO., INC.
                              CONDENSED BALANCE SHEETS

     		                                       February 28,  November 30
		                                                1999	         1998
		                                             (Unaudited)
               ASSETS

CURRENT ASSETS:
   Cash                 	                         $  23,495     $  13,743
   Accounts receivable-customers,
     net of allowance for doubtful accounts
     of $208,000 and $205,000 in February and November,
     respectively                                  3,740,528     3,755,831
   Inventories                                     9,379,860     9,388,261
   Deferred income taxes                             649,391       649,391
   Income tax receivable                             161,472        49,000
   Other current assets	                             259,991       275,144
       Total current assets                       14,214,737    14,131,370

PROPERTY, PLANT AND EQUIPMENT,
   at cost                                        10,433,792    10,418,307
      Less accumulated depreciation	               7,655,037     7,554,454
      Net property, plant and equipment            2,778,755     2,863,853

         TOTAL	                                 $ 16,993,492  $ 16,995,223

See accompanying notes to consolidated financial statements.


        		                                       February 28  November 30,
		                                                  1999	       1998
		                                               (Unaudited)
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable to bank                       $  3,406,342    $ 4,368,303
    Current portion of long-term debt                359,862        359,862
    Accounts payable                               2,394,271      1,880,398
    Customer deposits                                815,152        111,902
    Accrued expenses                               1,198,972      1,164,271
       Total current liabilities                   8,174,599      7,884,736

LONG-TERM DEBT, excluding current portion
     (Note 6)                                      2,069,794      2,159,732

DEFERRED INCOME TAXES                                140,949        140,949

STOCKHOLDERS' EQUITY:
   Common stock - $.01 par value.  Authorized
   5,000,000 shares; issued 1,340,778 shares          13,408         13,408
   Additional paid-in capital                      1,618,453      1,618,453
   Retained earnings                               5,886,038      6,087,694
                                                   7,517,899      7,719,555

 Less cost of common shares in treasury of
   94,847 in February and November                   909,749        909,749
       Total stockholders' equity                  6,608,150      6,809,806

         TOTAL	                                 $ 16,993,492    $ 16,995,223

See accompanying notes to financial statements.

                        ART'S-WAY MANUFACTURING CO., INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

      	 	                                          THREE MONTHS ENDED
		                                               February 28   February 28
		                                                   1999	        	1998
CASH FLOW FROM OPERATIONS:
  Net Income 	                                    $ (201,656)    $ (46,541)
  Adjustment to reconcile net loss to net
    cash provided (used) by operations:
  Depreciation and amortization	                     100,583       117,177
  Changes in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                              15,303    (1,701,623)
     Inventories	                                      8,401      (846,872)
     Sundry                                           15,153           882
    Increase (Decrease) in:
     Accounts payable                                513,873     1,338,658
     Customer deposits	                              703,250       320,680
     Accrued expenses                                 34,701      (127,565)
     Income taxes, net                              (112,472)      (26,511)

        Total adjustments                          1,278,792      (925,174)

     Net cash provided by (used in) operations     1,077,136      (971,715)

CASH USED IN INVESTING ACTIVITIES -
     Purchases of property, plant and equipment      (15,485)      (81,397)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock
   from treasury                                         -              -
  Increase (decrease) in short-term loan             (961,961)      1,235,821
  Increase (decrease) in long-term loan               (89,938)      (118,548)

   Net cash provided by (used in)
              financing activities                  (1,051,899)    1,117,273

Net increase in cash                                     9,752        64,161

Cash at beginning of period                             13,743         8,692

Cash at end of the period	                           $   23,495    $   72,853

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                                         $  117,839    $   128,963
    Income taxes                                          3,888          1,450

See accompanying notes to consolidated financial statements.


                     ART'S-WAY MANUFACTURING CO., INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Statement Presentation
    The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended November 30, 1998. The results of operations for the first quarter ended February 28, 1999 are not necessarily indicative of the results for the fiscal year ending November 30, 1999.

2.	EARNINGS (LOSS) PER SHARE

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

   	The diffference in shares utilized in calculating basic and diluted earnings per share represents the number of shares issued under the Company's stock option plans less shares assumed to be purchased with proceeds from the exercise of the stock options. Due to the net loss in 1999 and 1998, the anti-dilutive effect of the Company's stock option plans is not included in the calculation of diluted earnings per share for those periods.

3.	INVENTORIES

     Major classes of inventory are:        February 28,       November 30,
                                               1999               1998

          Raw material                       $1,459,062       $ 1,503,784
          Work-in-process                     4,258,626         4,147,554
          Finished goods                      3,662,172         3,736,923

                   Total                     $9,379,860        $9,388,261

4.	ACCRUED EXPENSES

       Major components of accrued expenses are:
                                              February 28,        November 30,
                                                 1999                1998

          Salaries, wages and commissions     $ 299,813           $ 337,682
          Other                                 899,159             826,589

              Total                          $1,198,972          $1,164,271

5.	LOAN AND CREDIT AGREEMENTS

	A summary of the Company's long-term debt is as follows:

                                   					        February 28,	  November 30,
                                                   1999              1998
 Installment promissory note payable
	in monthly installments of $23,700
	plus interest at one-half percent
	over the bank's national money
	market rate (8.25%), secured                 		$1,777,700      $1,848,800

 State of Iowa Community Development
	Block Grant promissory notes at zero
 percent interest, maturity 2006 with
 quarterly principal payments of $11,111       $   433,333      $  444,444

 State of Iowa Community Development
 Block Grant local participation
 promissory notes at 4% interest,
 maturity 2006, with quarterly
 payments of $7,814                            $   218,623      $  226,350


             Total long-term debt               $ 2,429,656      $2,519,594

        Less current portion of long-term debt      359,862         359,862

        Long-term debt, excluding
                 current portion                $ 2,069,794       $2,159,732


                                    Item 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

(a)	Liquidity and Capital Resources

  At February 28, 1999, the Company's working capital was $6.0 million compared to $6.2 million at November 30, 1998. For the comparable period last year, the Company's working capital was $5.7 million at February 28, 1998, as compared to $5.9 million at November 30, 1997.
  Debt at February 28, 1999 was $1.1 million lower than at November 30,
 	1998 and $389,000 lower than one year ago. The Company's cash flow from operations increased primarily as a result of a reduction in inventory and increases in accounts payable and customer deposits.

  As of February 28, 1999, the Company had no material commitments for capital expenditures.

  The Company anticipates that funds which may be required for future working capital requirements, capital expenditures and business acquisitions will be obtained from future operations, short-term
 	lines of credit, and long-term debt.

(b)	Results of Operations

  Overall sales were 2.5% lower than a year ago, with OEM accounts up $591,000 and sales of Art's-Way brands down $711,000. The increase in OEM business was all in the new contract to manufacture a range of tillage equipment for Case Corporation. Production of land planes was delayed to the second quarter to make production capacity available for the OEM. This caused Art's-Way brand sales to fall approximately $300,000 from last year. The remaining weakness was due to anticipated problems in the hog related grinder-mixer business, and lower out-of-season sales of sugar beet equipment.

  First quarter gross profits were down 18.7% from last year. The ratio of cost of goods sold to net sales rose to 80.2% from 76.2% a year ago, all due to the swing in mix from higher margin Art's-Way product to the lower margin OEM product. Operating expenses were 1.0% lower than last year, with significant savings in selling costs, partially offset by a $39,000 increase in employee health insurance costs. In 1997, the Company made floor plan financing available to our major dealers through a third party. This essential marketing program has proven to be very beneficial. As the program has become more popular, our share of the financing costs has risen, causing other expenses to increase $47,000.

(c)	Year 2000 Issues

	In 1998 the Company began preparing its computer-based systems for
	year 2000 ("Y2K") computer software compliance issues. Historically, certain computer programs were written using two digits rather than
	four to define the applicable year. As a result, software may recognize
	a date using the two digits "00" as 1900 rather than the year 2000. Computer programs that do not recognize the proper date could generate erroneous data or cause systems to fail. The Company's Y2K project covers its significant computer programs and certain equipment, which contain microprocessors and is divided into five major phases-assessment, planning, conversion, implementation and testing. The Company has completed the assessment and planning phases and is currently in the conversion, implementation and testing phases. Systems which have
	been determined not to be Y2K compliant are being either replaced
	or reprogrammed, and thereafter tested for Y2K compliance. The
	Company expects the conversion,	implementation and testing phases
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

	The Company has incurred approximately $305,000 of Y2K project expense to date. Future expenses are estimated to be approximately $3,000. Such cost estimates are based upon presently available information and may change as the Company continues with its Y2K project.

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

                         ART'S-WAY MANUFACTURING CO., INC.


      Date     April 13, 1999              /s/ J. David Pitt
                                         (J. David Pitt, President)


      Date     April 13, 1999             /s/William T. Green
                                    (William T. Green, Executive Vice President,
                                         Chief Financial Officer)