Form 10-Q
period 1999-08-31
ARTS WAY MANUFACTURING CO INC
filed 1999-10-15
CIK 7623

Appendix A to Item 601(c) of Regulation S-K
Commercial and Industrial Companies
Article 5 of Regulation S-X
Quarter Ended August 31, 1999

Item Number		Item Description			  Amount

5-02(1)			Cash and cash items                        		    56,211
5-02(2)			Marketable securities
5-02(3)(a)(1)		Notes and accounts receivable-trade      3,726,230
5-02(4)			Allowances for doubtful accounts                185,528
5-02(6)			Inventory                                     9,443,172
5-02(9)			Total current assets                         14,069,493
5-02(13)                Property, plant and equipment  10,669,311
5-02(14)		Accumulated depreciation                      7,843,027
5-02(18)		Total assets                                 16,895,777
5-02(21)		Total current liabilities                     8,353,075
5-02(22)		Bonds, mortgages and similar debt             6,599,130
5-02(28)		Preferred stock-mandatory redemption               0
5-02(29)		Preferred stock-no mandatory redemption            0
5-02(30)		Common stock                                     13,408
5-02(31)		Other stockholders' equity                    6,598,490
5-02(32)		Total liabilities and stockholders'
                            equity                     16,895,777
5-03(b)1(a)		Net sales of tangible products             5,098,777
5-03(b)1		Total revenues                                5,098,777
5-03(b)2(a)		Cost of tangible goods sold                3,650,661
5-03(b)2		Total costs and expenses applicable
                   to sales and revenues                1,011,611
5-03(b)3		Other costs and expenses                          7,060
5-03(b)5		Provision for doubtful accounts
                    and notes                             (19,472)
5-03(b)8		Interest and amortization of debt
                    discount                              130,180
5-03(b)10		Income before taxes and other items            314,766
5-03(b)11		Income tax expense                             110,168
5-03(b)14		Income from continuing operations              204,598
5-03(b)(15)		Discontinued operations                         0
5-03(b)(17)		Extraordinary items			                          0
5-03(b)(18)		Cumulative effect-changes in
                    accounting principles                    0
5-03(b)19		Net income                                     204,598
5-03(b)20		Income per share-primary                          0.16
5-03(b)20		Income per share-fully diluted                    0.16


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549
                          _________________________________

                                     FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended August 31, 1999           Commission File No. 0-5131


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
 Address of principal executive offices                Zip Code

 Registrant's telephone number, including area code: (712) 864-3131


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 15, 1999:

                                    							 1,255,151
						                                  Number of Shares


                      ART'S-WAY MANUFACTURING CO., INC.
                      CONDENSED STATEMENTS OF OPERATIONS

                                 (Unaudited)

           		                   Three Months Ended        Year to Date
	 	                            August 31  August 31   August 31 August 31
		                                1999       1998        1999      1998

NET SALES	                    $5,098,777 $5,686,348  $13,210,294 $17,346,481
COST OF GOODS SOLD             3,650,661  3,879,938    9,982,921  13,218,223
GROSS PROFIT                   1,448,116  1,806,410    3,227,373   4,128,258

EXPENSES:
   Engineering                    99,049    169,511      316,873     435,797
   Selling                       348,253    412,940      952,926   1,100,638
   General and
     administrative              548,808    654,555    1,741,747   1,852,102
        Total                    996,110  1,237,006    3,011,546   3,388,537

INCOME FROM OPERATIONS           452,006    569,404      215,827     739,721

OTHER DEDUCTIONS:
    Interest expense            (130,180)  (136,922)    (359,487)   (410,872)
    Other	                        (7,060)   (48,963)    (165,206)   (106,683)
        Other deductions        (137,240)  (185,885)    (524,693)   (517,555)

INCOME (LOSS) BEFORE
     INCOME TAXES                314,766    383,519     (308,866)    222,166

INCOME TAX EXPENSE (BENEFIT)     110,168    134,230     (108,013)     77,757

NET INCOME (LOSS)              $ 204,598  $ 249,289   $ (200,853) $  144,409

INCOME (LOSS) PER SHARE (NOTE 2):
    Basic                       $   0.16    $  0.20   $    (0.16) $     0.12
    Diluted                     $   0.16    $  0.20   $    (0.16) $     0.12

COMMON SHARES AND
   EQUIVALENT OUTSTANDING:
    Basic	                     1,246,601    1,245,931  1,246,229   1,245,931
    Diluted                    1,246,601    1,267,303  1,246,229   1,270,403

See accompanying notes to consolidated financial statements.



                          ART'S-WAY MANUFACTURING CO., INC.
                              CONDENSED BALANCE SHEETS

     		                                        August 31,   November 30
		                                              1999	          1998
		                                            (Unaudited)
               ASSETS

   CURRENT ASSETS
   Cas               	                         $  56,211     $  13,743
   Accounts receivable-customers,
     net of allowance for doubtful accounts
     of $185,528 and $205,000 in August and November,
     respectively                               3,540,702     3,755,831
   Inventories                                  9,443,172     9,388,261
   Deferred income taxes                          754,172       649,391
   Income tax receivable                             -           49,000
   Other current assets	                          275,236       275,144
       Total current assets                    14,069,493    14,131,370

PROPERTY, PLANT AND EQUIPMENT,
   at cost                                     10,669,311    10,418,307
      Less accumulated depreciation	            7,843,027     7,554,454
      Net property, plant and equipment         2,826,284     2,863,853

         TOTAL	                              $ 16,895,777  $ 16,995,223

See accompanying notes to consolidated financial statements.


     		                                       August 31     November 30,
		                                              1999	           1998
		                                           (Unaudited)
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable to bank                    $  4,449,413    $ 4,368,303
    Current portion of long-term debt           1,710,962        359,862
    Accounts payable                            2,361,884      1,880,398
    Customer deposits                              74,304        111,902
    Accrued expenses                            1,107,612      1,164,271
       Total current liabilities                9,704,175      7,884,736

LONG-TERM DEBT, excluding current portion         438,755      2,159,732

DEFERRED INCOME TAXES                             140,949        140,949

STOCKHOLDERS' EQUITY:
   Common stock - $.01 par value.  Authorized
   5,000,000 shares; issued 1,340,778 shares       13,408         13,408
   Additional paid-in capital                   1,617,726      1,618,453
   Retained earnings                            5,886,841      6,087,694
                                                7,517,975      7,719,555

 Less cost of common shares in treasury of
   94,177 and 94,847 in August and November,
      respectively                                906,077        909,749
       Total stockholders' equity               6,611,898      6,809,806


         TOTAL	                              $ 16,895,777   $ 16,995,223

See accompanying notes to consolidated financial statements.

                        ART'S-WAY MANUFACTURING CO., INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

      	 	                                           NINE MONTHS ENDED
		                                               August 31   August 31
		                                                 1999	       	1998
CASH FLOW FROM OPERATIONS:
  Net income (loss) 	                           $ (200,853)   $  144,409
  Adjustment to reconcile net loss to net
    cash provided (used) by operations:
  Depreciation and amortization	                   288,573       349,643
  Changes in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                           215,129    (1,787,944)
     Inventories	                                  (54,911)   (1,241,220)
     Sundry                                            (92)      (70,773)
    Increase (Decrease) in:
     Accounts payable                              481,486       556,744
     Customer deposits	                            (37,598)       19,825
     Accrued expenses                              (56,659)       (9,106)
     Income taxes, net                             (55,781)      206,316

        Total adjustments                          780,147    (1,976,515)

  Net cash provided by (used in) operations        579,294    (1,832,106)

CASH USED IN INVESTING ACTIVITIES -
 Purchases of property, plant and equipment       (251,004)     (454,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock
   from treasury                                     2,945          -
  Increase in short-term loan                    1,432,210     1,628,722
  Increase (decrease) in long-term loan         (1,720,977)      674,567

   Net cash provided by (used in)
        financing activities                      (285,822)    2,303,289

Net increase in cash                                42,468        16,275

Cash at beginning of period                         13,743         8,692

Cash at end of the period	                     $    56,211    $   24,967

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                                    $  359,487    $  410,872
    Income taxes                                     3,952         1,794

See accompanying notes to consolidated financial statements.


                     ART'S-WAY MANUFACTURING CO., INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  	Statement Presentation
   The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management,necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended November 30, 1998. The results of operations for the third quarter ended August 31, 1999 are not necessarily indicative of the results for the fiscal year ending November 30, 1999.

2.	EARNINGS (LOSS) PER SHARE

   The Company accounts for earnings per share in accordance with SFAS 128 Earnings Per Share (SFAS 128). SFAS 128 requires the presentation of "basic" and "diluted" income per share on the face of the income statement. Income per common share is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during each period.

  	The diffference in shares utilized in calculating basic and diluted earnings per share represents the number of shares issued under the Company's stock option plans less shares assumed to be purchased with proceeds from the exercise of the stock options. Due to the net loss year to date August 31, 1999, the anti-dilutive effect of the Company's stock option plans is not included in the calculation of diluted earnings per share for this period. The only reconciling
  	item between the shares used in the computation of basic and diluted earnings per share for the quarters ended August 31, 1999 and August 31, 1998 and year to date August 31, 1998, is the effect of stock options of 0, 21,372 and 24,472 respectively.

3.	INVENTORIES

        Major classes of inventory are:         August 31,       November 30,
                                                  1999             1998

             Raw material                       $1,179,937       $ 1,503,784
             Work-in-process                     3,916,324         4,147,554
             Finished goods                      4,346,911         3,736,923

                     Total                     $ 9,443,172        $9,388,261

4.	ACCRUED EXPENSES

       Major components of accrued expenses are:
                                               August 31,       November 30,
                                                 1999              1998

            Salaries, wages and commissions      $ 347,995        $ 337,682
            Other                                  759,617          826,589

                Total                           $1,107,612       $1,164,271

5.	LOAN AND CREDIT AGREEMENTS

	A summary of the Company's long-term debt is as
        follows:
                                 					          August 31,    November 30,
                                                   1999           1998
 Installment promissory note payable
	in monthly installments of $23,700
	plus interest at one-half percent
	over the bank's national money
	market rate (8.25%), secured                		$1,635,500      $1,848,800

 State of Iowa Community Development
	Block Grant promissory notes at zero
 percent interest, maturity 2006 with
 quarterly principal payments of $11,111       $  311,111      $  444,444

 State of Iowa Community Development
 Block Grant local participation
 promissory notes at 4% interest,
 maturity 2006, with quarterly
 payments of $7,814                            $  203,106      $  226,350


           Total long-term debt               $ 2,149,717      $2,519,594

      Less current portion of long-term debt     1,710,962        359,862

        Long-term debt, excluding
              current portion                  $   438,755     $2,159,732


                                    Item 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

(a)	Material Changes in Financial Condition

    At August 31, 1999, the Company's working capital was $5.7 million compared to $6.2 million at November 30, 1998. For the comparable period last year, the Company's working capital was $6.7 million at August 31, 1998, as compared to $5.9 million at November 30, 1997. Debt at August 31, 1999 was $289,000 lower than at November 30,
   	1998 and $811,000 lower than one year ago. The Company's improved cash flow from operations for the nine months ended August 31, 1999 resulted primarily from reduced inventory growth and reductions in
   	accounts receivable.

    The Company was notified by its lender that the Company does not fit the lender's customer profile and was requested to relocate its financing needs. At August 31, 1999, the Company is in default with a covenant, the fixed maturity coverage ratio, of their credit facility. The lender has notified the Company via letter dated September 15, 1999, that the current loan agreement provides that the lender may, as a result of any event of default, accelerate the payment of all obligations. The
   	Company has continued to represent to the lender that they are in the process of obtaining alternate financing. As a result, the lender has decided not to accelerate the payment of all obligations at this time, even though the lender has the right to do so. The lender has decided to allow the company to proceed under the terms of the loan agreement. As a result, all long-term borrowing associated with this lender has been classified as current.

   	The Company is currently negotiating with another financial institution in order to establish a new credit facility. The Company anticipates that this new credit facility will be finalized during the fourth quarter.

   	As of August 31, 1999, the Company had no material commitments for capital expenditures.

    The Company anticipates that funds which may be required for future working capital requirements, capital expenditures and business acquisitions will be obtained from future operations, short-term
   	lines of credit, and long-term debt.

(b)	Material Changes in Results of Operations

    For the quarter ended August 31, 1999, total sales were 10% lower than the quarter ended August 31, 1998. OEM sales were off 61% and domestic sales of Art's-Way branded equipment were off 3%.
   	The reduction in OEM sales was due to anticipated inventory reduction strategies by our major customer in reaction to the continuing difficulties experienced in the agricultural industry. Art's-Way brand sales were relatively flat, despite the current disarray in the overall farm economy, primarily as a result of new product introductions. The new products included a range of grain drills, edible-bean cutters and multi-crop shredder/deviners recently acquired from UFT, plus a new 8 row sugar beet harvester, a new versatile potato harvester and a new one pass edible-bean windrower developed internally. Sales of sugar beet equipment were down 8% on much lower farm income expectations in the Red River Valley growing areas. This weakness was partially offset by continuing strength in the Company's other major sugar beet markets, and by a significant contribution from recent new product introductions.

   	For year to date ended August 31, 1999, total sales were 24% below the previous year. Sales of Art's-Way branded equipment were 10% lower and OEM sales were 43% lower. Reduction in sales of OEM occurred for the reasons specified above. Domestic Art's-Way sales continue to be affected by the general weakness in the farm economy, particularly weakness in the livestock and grain markets.

   	Gross profits for the quarter were down 20% from last year on the 10% lower sales. The ratio of cost of goods sold to net sales rose to 71.6% from 68.2% a year ago. Gross margins were adversely impacted by production cutbacks, particularly on sugar beet equipment and by start-up difficulties experienced on the new product introductions.

   	Gross profits for the year were down 22% from last year on the 24% lower sales. The ratio of cost of goods sold to net sales declined from 76.2% in 1998 to 75.6% in 1999. The margin improve-ment resulted primarily from product mix change; i.e., a higher proportion of Art's-Way branded sales compared to OEM sales.

   	Operating expenses for the quarter were 19% lower than for the same period one year ago, with major reductions in selling and administration costs. Selling expenses were lower, primarily in commissions and travel costs, due to the reduced Art's-Way branded equipment sales. The reduction in administrative expenses results primarily from staff reductions and the elimination of the Company's match on the employee 401(k) Savings plan. The operating expense to sales ratio was significantly lower, 19.5% vs 21.8% a year ago.

   	Operating expenses year to date were 11% lower than the previous year. Significant savings have been achieved in all categories and engineering expenditures have been prioritized to maximize current income without critically damaging ongoing product development.

   	Other expenses for the quarter decreased $42,000 over the same period one year ago. Higher costs on the Company's program to offer floor plan financing to our larger dealers through a third party was offset by a debt forgiveness on some of the Company's EDSA loans. The EDSA loan agreement provides that if the Company met certain contract obligations in regard to job creation/retention, demonstrating 51% benefit to low and moderate-income individuals and investment, $100,000 of the debt would be forgiven. Upon compliance with this provision in the third quarter ended August 31, 1999, the Company's long-term borrowings of $100,000 were forgiven and included in other income.

   	Other expense year to date increased $59,000 primarily due to increased floor plan financing costs. The interest expense decrease of $51,000 reflects the lower borrowing levels on bank debt.

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
   	which contain microprocessors and is divided into five major phases-assessment, planning, conversion, implementation and testing. The Company has completed the Y2K project and it is expected that all systems will function reliably or that any problems will not have any material inpact on the Company's operations.

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

   	The Company believes that its internal operating systems will be Year 2000 compliant before December 31, 1999. Therefore, the Company believes that the most reasonably likely worst-case scenario will be that one or more of third parties with which the Company has a material business relationship will not have successfully dealt with its Year 2000 issues. A critical third party failure (such as telecommunication, utilities or financial institutions) could have a material adverse affect on the Company by eliminating the Company's ability to order and pay for products from suppliers and receive orders and payments from customers. It is also possible that one or more of the internal operating systems will not function properly and make it difficult to complete routine tasks, such as accounting and other record keeping duties. Based on information currently available, the Company does not believe there will be any long-term operating systems failures. However, the Company will continue to monitor these issues and will concentrate its efforts on minimizing their impact.

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

                         ART'S-WAY MANUFACTURING CO., INC.


      Date     October 12, 1999              /s/ J. David Pitt
                                         (J. David Pitt, President)


      Date     October 12, 1999             /s/William T. Green
                                    (William T. Green, Executive Vice President,
                                         Chief Financial Officer)