Form 10-K
period 1999-11-30
ARTS WAY MANUFACTURING CO INC
filed 2000-02-28
CIK 7623

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                  FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 1999     Commission File No. 0-5131

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant on February 9, 2000: $3,646,185

Number of common shares outstanding on February 9, 2000: 1,256,351.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders to be filed within 120 days of November 30, 1999 are incorporated by reference into Part III.

                          Art's-Way Manufacturing Co., Inc.
                              Index to Annual Report
                                   on Form 10-K


Part I                                                              Page
     Item 1 - Description of Business                             3 thru 5

     Item 2 - Properties                                             5

     Item 3 - Legal Proceedings                                      5

     Item 4 - Submission of Matters to a Vote of Security Holders    5

Part II
     Item 5 - Market for the Registrant's Common Stock and
              Related Security Holder Matters                        6

     Item 6 - Selected Financial Statement Data                      7

     Item 7 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations      7 thru 11

     Item 7A -Quantitative and Qualitative Disclosures
              About Market Risk                                     12

     Item 8 - Consolidated Financial Statements and
              Supplemental Data                                     12

     Item 9 - Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                   12

Part III
     Item 10- Directors and Executive Officers of the Registant     12

     Item 11- Executive Compensation                                12

     Item 12- Security Ownership of Certain Beneficial Owners
              and Management                                        12

     Item 13- Certain Relationships and Related Transactions        12

Part IV

     Item 14- Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                   13

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

	Equipment manufactured by the Company under its own label includes: portable and stationary animal feed processing equipment and related attachments used to mill and mix feed grains into custom animal
	feed rations; a high bulk mixing wagon to mix animal feeds containing silage, hay and grain; a line of mowers, stalk shredders; minimum till seed bed preparation equipment; sugar beet and potato harvesting equipment; a line of land maintenance equipment, a line of grain wagons, edible bean equipment, grain drill equipment
	and hi-dump wagons.

 Private label manufacturing of farm equipment accounted for 30%, 43%, 8%, and 20% of total sales for the years ended November 30, 1999 and
	1998, the six-month period ended November 30, 1997 and the year ended May 31, 1997, respectively. The Company expects private label manufacturing for the next twelve months to be approximately 22% of sales.

	Art's-Way labeled products are sold through farm equipment dealers throughout the United States. There is no contractual relationship with these dealers to distribute our products and dealers may sell a competitor's product line but are discouraged from doing so.

	Raw materials are acquired from domestic sources and normally are readily available.

	The Company maintains patents and manufacturing rights on several of its products covering unique aspects of design and has trademarks covering product identification. Royalties are paid by the Company for use of certain manufacturing rights. The validity of its patents has not been judicially determined and no assurance can be given as to the extent of the protection that the patents afford. In the opinion of the Company, its patents, trademarks and licenses are of value in securing and retaining business. The Company currently has three patents that expire in various years beginning in 2000 through 2012. Patents expiring in 2000 will have no effect on the Company's business.

	The Company's agricultural products are seasonal; however, with recent additional product purchases and the development of mowers, shredders, beet and potato harvesting machinery, coupled with private labeled products, the impact of seasonality has been decreased because the peak periods occur at different times. In common with other manufacturers in the farm equipment industry, the Company's business is affected by factors peculiar to the farm equipment field, including items such as fluctuations in farm
	income resulting from commodity prices, crop damage caused by weather and insects, government farm programs, and other unpredictable variables such as interest rates.

	The farm equipment industry has a history of carrying significant inventory at dealers locations. The Company's beet, shredder and potato product lines are sold with extended payment terms, however,
	the remainder of the product lines are normally sold with 30 day terms.

	The Company has an OEM supplier agreement with Case Corporation. Under the OEM agreement the Company has agreed to supply Case's requirements for certain feed processing, tillage equipment and service parts under Case's label. The agreement has no minimum requirements and can be cancelled upon certain conditions.
	For the years ended November 30, 1999 and 1998, the six-month period ended November 30, 1997 and the year ended May 31, 1997, sales to Case aggregated approximately 30%, 40%, 5% and 10% of total sales, respectively.

	The backlog of orders on February 9, 2000 was approximately $5,000,000 compared to approximately $1,700,000 a year ago. The increase is a combination of Art's-Way branded products and
	OEM products. The order backlog is expected to be shipped during the current fiscal year.

	The Company currently does no business with any local, state or federal government agencies.

	The feed processing products, including private labeled units, compete with similar products of many other manufacturers. There are estimated to be more than 20 competitors producing similar products although total market statistics are not available. The
 Company's products are competitively priced with greater diversity than most competitor product lines. Beet harvesting equipment is manufactured by four companies that have a significant impact on the market. The Company's share of this market is estimated to be about 55%. Other products such as mowers, shredders, grain drills and grain wagons are manufactured by approximately 25 other companies; however, the Company believes its products are competitively priced
	and their quality and performance are above average in a market where price, product performance and quality are principal elements.

	The Company is engaged in experimental work on a continual basis to improve the present products and create new products. Research costs for the current fiscal year were primarily expnded on the development of a new potato harvester and the continuing development of beet harvesting equipment. All research costs are expensed as incurred. Such costs approximated $310,000 and $385,000 for the years ended November 30, 1999 and 1998, respectively, $193,000 for the six months ended November 30, 1997 and $301,000 for the year ended May 31, 1997 (See also Note 1 to the Financial Statements).

	The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of materials into the environment. The Company does not anticipate that they will have future expenses or capital expenditures relating
	to compliance with such regulations.

	During the year ended November 30, 1999, the Company had peak employment of 204 full-time employees,of which 155 were factory and production employees, 17 were engineers and engineering draftsman, 21 were administrative employees and 11 were in sales and sales management. Employee levels tend to fluctuate based upon the seasonality of the product line.

	The Company's employees are not unionized. There has been no work stoppage in the Company's history and no stoppage is, or has been, threatened. The Company believes its relationship with its employees is good.

	(d) Financial Information about Foreign and Domestic Operation and Export Sales

	The Company has no foreign operations; its export sales, primarily to Canada, accounted for less than 1% of sales and less than 1%
 of operating income (loss) in the years ended November 30, 1999 and 1998, the six-month period ended November 30, 1997 and the year ended May 31, 1997.

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

Item 3.  Legal Proceedings

	Various legal actions and claims are pending against the Company consisting of ordinary routine litigation incidental to the business. In the opinion of management and outside counsel, adequate provisions have been made in the accompanying financial statements for all pending legal actions and other claims. (See also Note 10 to Financial Statements.)

Item 4.  Submission of Matters to a Vote of Security Holders

	Not Applicable.

                                PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

	(a) Price Range of Common Stock

                          Per Share Common Stock Bid Prices by Quarter

                           Year Ended      	      	Year Ended
                        November 30,1999        November 30, 1998
                           High    Low           		High     Low
       First Quarter       5 7/8    5            	10 1/2    9
       Second Quarter      5 1/4    4              9 1/2    8 1/2
       Third Quarter       5 3/8    3 3/4  	       8 3/4    7 5/8
       Fourth Quarter      4 1/4    3              8        5 3/4

The Common Stock trades on The NASDAQ Small Cap Stock Market under the symbol ARTW. The range of closing bid prices shown above is as reported by Small Cap NASDAQ.The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

(b)   Approximate Number of Equity Security Holders

                                        Approximate number of
          Title of Class     Round Lot Shareholders as of February 10,2000
        Common Stock, $.01
            Par Value                        421

(c)   Dividend Policy

Holders of Common Stock of the Company are entitled to a pro rata share of any dividends as may be declared from time to time from funds available and to share pro rata in any such distributions available for holders of Common Stock upon liquidation of the Company. The Company has not paid a dividend during the past five years.

Item 6.  Selected Financial Statement Data

The following tables set forth certain information concerning the Income Statements and Balance Sheets of the Company and should be read in conjunction with the Financial Statements and the notes thereto appearing elsewhere in this Report.

(a)   Selected Income Statement Data (In Thousands of Dollars,
      Except Per Share Amounts)

                     Year      Year  Six Months Year    Year    Year
                    Ended      Ended    Ended   Ended   Ended   Ended
                    Nov. 30   Nov. 30, Nov. 30, May 31, May 31, May 31,
                     1999      1998     1997     1997    1996    1995
  Net Sales         $17,227   $23,633  $11,137 $16,440 $13,830  $20,298
  Net Income (Loss) $ (630)   $  (324) $   491 $    80 $  (772) $(1,058)
  Income (Loss)
   Per Share:
    Basic          $  (.50)   $  (.26) $   .39 $   .07 $  (.72) $  (.99)
    Diluted        $  (.50)   $  (.26) $   .39 $   .07 $  (.72) $  (.99)
  Common Shares
  and Equivalents
  Outstanding:
    Basic       1,248,456 1,245,931 1,244,620 1,197,452 1,077,359 1,070,391
    Diluted     1,248,456 1,245,931 1,261,911 1,199,871 1,077,359 1,070,391

(a) Selected Balance Sheet Data (In Thousands of Dollars, Except Per Share Amounts)
                   Nov.30,    Nov.30        Nov.30  May 31  May 31   May 31
                    1999         1998        1997    1997    1996     1995
  Total Assets     $15,078    $16,854     $15,322   $15,214  $11,886 $14,903
  Long-Term Debt   $   420    $ 2,160     $ 1,452   $ 2,170  $ 1,846 $ 1,573
  Dividends Per
     Share         $   .00    $   .00     $   .00   $   .00  $   .00 $   .00

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

The following discussion and analysis of financial condition and results of operations of the Company is based on the Financial Statements and the notes thereto included herein.

(a) and (b)   Liquidity and Capital Resources

Twelve months ended November 30, 1999

The Company's main source of funds was a reduction in accounts receivable and inventories. The accounts receivable decrease results primarily from the lower sales volume. The decrease in inventories results from the lower sales volume offset partially by the acquisition of new product lines in fiscal year 1999.
The positive cash flow from operations allowed for the reduction in bank borrowings. Capital expenditures were entirely for production equipment.

Twelve months ended November 30, 1998

The Company's main source of funds was additional bank borrowings. The main uses of funds by operating activities were increases in accounts receivable and inventory. The accounts receivable increase results from a slower payment pattern for our own branded equipment which increased the days outstanding from 54 days to 58 days. Inventory increased due primarily to Case tillage equipment production scheduled for December 1998. Expenditures for capital equipment were $518,000 including $300,000 to upgrade computer hardware and software. The balance of the expenditures was spent on production equipment.

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

Twelve months ended May 31, 1997

Cash used by operations of $264,000 resulted from an increase in inventories and receivables, offset in part by increased payables.

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

Capital Resources

In April 1998, the Company amended its revolving line of credit agreement which also includes provisions related to the installment promissory note.

The agreement allows for borrowings up to $6,000,000 based upon a percentage of the Company's accounts receivable and inventory and allows for letters of credit up to an aggregate amount of $300,000.
At November 30, 1999 the Company has borrowed $3,648,888 and has $100,000 in outstanding letters of credit. The interest rate is based on the bank's referenced rate and is variable based upon certain performance objectives with a maximum of plus 2.50% of the referenced rate and a minimum of plus zero (11.00% at November 30, 1999).

The amendment also provides for a restructured long-term loan with an original principal amount of $1,991,000. The principal amount is repayable in monthly installments of $23,700 with the final payment due August 2000.

At November 30, 1999 the Company is in default of a covenant, the fixed maturity coverage ratio, of their credit facility and installment promissory note. The lender has notified the Company via letter dated October 20, 1999, that the current loan agreeement provides that the lender may, as a result of any event of default, accelerate the payment of all obligations. The lender has not called for this acceleration, but has the right to do so at any time. The lender has assessed an additional 2.5% interest factor to its credit facility.

During 1999, the Company was notified by its lender that the Company does not fit the lender's customer profile and was requested to relocate its financing needs. The company has continued to represent to the lender that they are in the process of obtaining alternate financing. As a result, the lender has not accelerated the payment of all obligations at this time, even though the lender has the right to do so. As a result, all long-term borrowing associated with this lender has been classified as current.

The Company is currently negotiating with another financial institution in order to establish a new credit facility.
The Company anticipates that this new credit facility will be finalized during the second quarter of fiscal year 2000.

All loans, advances and other obligations, liabilities and indebtedness of the Company are secured by all present and future assets.

The Company's current ratio and its working capital are as shown in the following table:

                   November 30, November 30, November 30, May 31,
                       1999          1998       1997       1997
Current Assets     $11,910,297 $14,131,370  $12,486,599 $12,210,992
Current Liabilities$ 8,438,446 $ 7,884,736  $ 6,621,214 $ 6,821,525
Working Capital    $ 3,471,851 $ 6,246,634  $ 5,865,385 $ 5,389,467

Current Ratio           1.4          1.8        1.9         1.8

The Company believes the funding expected to be generated from operations and provided by the new credit facility when established, and its existing borrowing capacity will be sufficient to meet working capital and capital investment needs.

(c)   Results of Operations

Twelve months ended November 30, 1999 compared to the twelve months ended November 30, 1998

Revenue decreased 27% to $17,200,000 from $23,600,000 while the Company recorded a net loss of $630,000 ($.50 per share) compared to a net loss of $324,000 ($.26 per share) in the prior year.
Revenues from Art's-Way branded products were down 12% while
OEM sales decreased 93%. The Art's-Way reduction in revenue resulted from lower demand for Art's-Way branded products. The OEM reduction in revenue was primarily the result of the Company's large OEM customer instituting inventory reduction programs due to the distressed agriculture economy.

Gross profit percent improved from 21% in 1998 to 24% in 1999 mainly due to the higher proportion of Art's-Way branded products, which generally carry a higher standard margin, combined with improved manufacturing efficiencies.

Operating expenses were down $590,000 from the previous year. Lower engineering expenses reflect less new product development costs, lower selling expenses reflect lower level of sales, while lower general and administrative expenses in 1999 reflect a significant increase in bad debt reserve in 1998 to cover the adverse potato market conditions. Overall, operating expenses as a percentage of sales increased from 20% in 1998 to 24% in 1999.

A lower level of borrowings resulted in lower interest costs. Other expenses decreased $74,000. Higher costs on the Company's program to offer floor plan financing to our larger dealers through a third party was offset by a debt forgiveness on some of the Company's EDSA loans. The EDSA loan agreement provided that if the Company met certain contract obligations in regard to job creation/ retention, demonstrating 51% benefit to low and moderate-income individuals and investment, $100,000 of the debt would be forgiven. Upon compliance with this provision during 1999, the Company's long-term borrowings of $100,000 were forgiven and included in other income.

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

The increase in sales revenue was due to our new contract to provide tillage equipment and related service parts to Case Corporation. Total sales arising from the contract were $7,200,000. The Company also benefited from a new agreement with New Holland to supply a forage blower similar to that provided to other OEM customers.
This major increase in OEM business more than offset a 25% decline in demand for the Company's branded products. A collapse in potato prices, low hog prices and a poor farm economy in the Red River Valley region, all contributed to the decline in demand for the Company's branded products.

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

Operating expenses were up 11% from last year. The full year impact of the restoration of the Company contribution to the employee
401(k) plan impacted expenses by $122,000. Group insurance to cover employee medical costs rose $236,000. New product introduction costs were $148,000. $80,000 was spent on outside consultants to determine the cause of our deteriorating manufacturing performance. Bad debt reserves were increased by $162,000 to cover the adverse potato market conditions.
Overall, operating expenses as a percentage of sales dropped from 21% in 1997 to 20% in 1998.

Higher inventory levels throughout the year caused a 34% increase in interest expense. Other financing expenses include an $80,000 charge in the fourth quarter to be in compliance with FASB 125 on the accounting treatment for sales of accounts receivable.

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

Utilization of Deferred Tax Assets

The Company has established a deferred tax asset valuation allowance of approximately $166,000 at November 30, 1999, due to the uncertainty of realizing various NOL and tax credit carryforwards. There was no valuation allowance for deferred tax assets at November 30, 1998 and 1997 and May 31, 1997. In assessing the realizability of deferred tax assets for these years, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the reversal of deferred tax liabilities, the expiration dates of tax credits and carry-forwards and projected future taxable income, management believes it is more likely than not the Companmy will realize the benefits of the November 30, 1999 net deferred tax assets. See also Note 9 to the Financial Statements.

Year 2000 Issues

The Company did not have any internal operating systems failures or any external negative impacts from failure of its vendors or suppliers in dealing with Year 2000 issues. The Company will continue to monitor any Year 2000 issues as part of its Year 2000 project and will concentrate its efforts on minimizing their impact.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8.  Financial Statements and Supplemental Data

Financial Statements and Supplemental Data for the years ended
November 30, 1999 and 1998, the six-month period ended
November 30, 1997 and the year ended May 31, 1997 are presented in a separate section of this Report following Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

                               PART III

Item 10.   Directors and Executive Officers

The information required by Item 10 is incorporated by reference from the definitive Proxy Statement to be filed, pursuant to Regulation 14A, within 120 days after November 30, 1999 is included as Exhibit 99.1 hereto and incorporated herein by this reference.

Item 11.  Executive Compensation

The information required by Item 10 is incorporated by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A, within 120 days after November 30, 1999 included as Exhibit
99.1 hereto and incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 10 is incorporated by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A, within 120 days after November 30, 1999 included as Exhibit
99.1 hereto and incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

The information required by Item 10 is incorporated by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A, within 120 days after November 30, 1999 included as Exhibit
99.1 hereto and incorporated herein by this reference.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

  (a)   Index to Financial Statements and Schedules

See index to financial statements and supporting schedules on page F-2.

  (b)   Reports on Form 8-K

No current Reports on Form 8-K have been filed during the last fiscal quarter of the period covered by this Report.

  (c)   Index to Exhibits

  Any exhibits filed with Securities and Exchange Commission will be supplied upon written request of William T. Green, Executive
  Vice President, Finance, Art's-Way Manufacturing Co., Inc.,
  Highway 9 West, Armstrong, Iowa 50514. A charge will be made to cover copying costs. See Exhibit Index below.

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

   99.1 Proxy Statement for 1999 Annual Meeting to be filed on or before 120 days after November 30, 1999.


                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Art's-Way Manufacturing Co., Inc.:


We have audited the accompanying financial statements of Art's-Way Manufacturing Co., Inc. (the Company) as listed in the accompanying index on page F-2. In connection with our audits of the financial statements, we have also audited the financial statement schedules as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at November 30, 1999 and 1998, and the results of its operations and its cash flows for the years ended November 30, 1999 and 1998, the six-month period ended November 30, 1997 and the year ended May 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


		                   	KPMG PEAT MARWICK LLP


Omaha, Nebraska
January 14, 2000

                       ART'S-WAY MANUFACTURING CO., INC.

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE


FINANCIAL STATEMENTS

Statements of Operations -
    Years ended November 30, 1999 and 1998, six months ended
	November 30, 1997 and year ended
      May 31, 1997           .....................................     F-3

Balance Sheets -
    November 30, 1999 and 1998  ..................................   F-4 - F-5

Statements of Stockholders' Equity -
    Years ended November 30, 1999and 1998, six months ended
	November 30, 1997 and year ended May 31, 1997 ..............           F-6

Statement of Cash Flows -
    Years ended November 30, 1999 and 1998, six months ended
	November 30, 1997 and year ended May 31, 1997 ...............         F-7

Notes to Financial Statements -
    Years ended November 30, 1999 and 1998, six months ended
	November 30, 1997 and year ended May 31, 1997 ...............  F-8 - F-17

SCHEDULE SUPPORTING FINANCIAL STATEMENTS

    Schedule VII  -  Valuation and Qualifying Accounts.............    S-1


All other schedules have been omitted as the required information is not applicable or the information is included in the financial statements or related notes.



                       ART'S-WAY MANUFACTURING CO., INC.
                           STATEMENTS OF OPERATIONS


		                                      SIX MONTHS
		                 YEARS ENDED            ENDED     YEAR ENDED
		         November 30,  November 30,  November 30,   May 31,
		            1999	         1998	         1997	        1997

NET SALES	            $17,226,760  $ 23,632,927   $11,137,092  $16,440,194
COST OF GOODS SOLD     13,045,652    18,576,010     7,783,751   12,075,488

GROSS PROFIT            4,181,108     5,056,917     3,353,341    4,364,706

EXPENSES:
 Engineering	          	  439,666       632,541      269,473       353,814
 Selling	               1,234,599     1,463,497      759,787     1,372,910
 General and
   administrative	      2,523,235     2,692,817    1,192,045     2,068,615
     Total expenses     4,197,500     4,788,855    2,221,305     3,795,339

INCOME (LOSS)
  FROM OPERATIONS	        (16,392)      268,062    1,132,036      569,367

OTHER INCOME (DEDUCTIONS):
    Interest expense   	 (525,237)     (558,988)    (264,939)    (327,089)
    Other	               (196,544)     (270,397)    (111,268)    (117,033)
     Net deductions      (721,781)     (829,385)    (376,207)    (444,122)

INCOME (LOSS) BEFORE
  INCOME TAXES	          (738,173)     (561,323)     755,829      125,245

INCOME TAX  EXPENSE
 (BENEFIT)               (108,247)     (237,435)     265,140       45,222

NET INCOME (LOSS)       $(629,926)    $(323,888)   $ 490,689    $  80,023

INCOME (LOSS) PER SHARE
  Basic                 $  (0.50)     $   (0.26)   $    0.39    $    0.07
  Diluted                  (0.50)         (0.26)        0.39         0.07

COMMON SHARES AND
 EQUIVALENT OUTSTANDING:
  Basic               1,248,456        1,245,931     1,244,620     1,197,452
  Diluted             1,248,456        1,245,931     1,261,911     1,199,871

See accompanying notes to financial statements.


                         ART'S-WAY MANUFACTURING CO., INC.
                                   BALANCE SHEETS

                                     November 30,     November 30,
		                                      1999		            1998
ASSETS

CURRENT ASSETS:
 Cash                         	       $   273,303      $    13,743
 Accounts receivable-customers,
    net of allowance for doubtful accounts
    of $223,696 and $205,000
    in 1999 and 1998
    respectively                       2,461,502         3,755,831
 Inventories                           9,074,812         9,388,261
 Income tax receivable                    -0-               49,000
 Other current assets                    100,680           275,144

     Total current assets             11,910,297        13,481,979

PROPERTY, PLANT AND EQUIPMENT,
 at cost                              10,627,792        10,418,307
   Less accumulated depreciation       8,073,069         7,554,454

   Net property, plant and equipment   2,554,723         2,863,853

DEFERRED INCOME TAXES		                  613,457           508,442

        TOTAL	                    $   15,078,477     $  16,854,274

See accompanying notes to financial statements.



        		                               November 30,      November 30,
	                                           1999		            1998
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to bank                   $ 3,648,888       $ 4,368,303
  Current portion of long-term debt         1,640,101           359,862
  Accounts payable                          2,113,168         1,880,398
  Customer deposits                           119,861           111,902
  Accrued expenses                            916,428         1,164,271

    Total current liabilities	              8,438,446         7,884,736

LONG-TERM DEBT, excluding current
    portion                                   419,632         2,159,732

         Total liabilities                  8,858,078        10,044,468

STOCKHOLDERS' EQUITY:
  Common stock - $.01 par value.  Authorized
   5,000,000 shares; issued 1,340,778 shares    13,408            13,408
  Additional paid-in capital                 1,559,037         1,618,453
  Retained earnings                          5,457,768         6,087,694
 		                                          7,030,213         7,719,555
  Less cost of common shares in treasury of
   84,427 in 1999 and 94,847 in 1998           809,814           909,749

      Total stockholders' equity	            6,220,399        6,809,806


      TOTAL	                               $15,078,477      $16,854,274

See accompanying notes to financial statements.


                        ART'S-WAY MANUFACTURING CO., INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED NOVEMBER 30, 1999 AND 1998
                     SIX MONTHS ENDED NOVEMBER 30, 1997 AND
                             YEAR ENDED MAY 31, 1997

					      Additional
	          Number of  Stated/   Paid-In   Retained     Treasury
	           Shares   Par Value  Capital   Earnings       Stock     Total
BALANCE, MAY 31,1996
           1,086,631  $13,408  $2,295,089 $5,840,870 $(2,437,445)$5,711,922
 Net income              -	          -	       80,023        - 	      80,023
 Common treasury shares issued
             151,800     -       (657,202)      -	    1,455,766    798,564
BALANCE, MAY 31,1997
           1,238,431   13,408   1,637,887  5,920,893    (981,679) 6,590,509
 Net income	              -          -	      490,689        -       490,689
 Common treasury shares issued
               7,500     -        (19,434)      -         71,930     52,496
BALANCE, NOVEMBER 30, 1997
           1,245,931  $13,408  $1,618,453 $6,411,582   $(909,749)$7,133,694
 Net loss                -           -      (323,888)       -      (323,888)
BALANCE NOVEMBER 30, 1998
           1,245,931  $13,408  $1,618,453 $6,087,694   $(909,749)$6,809,806
 Net loss                -           -      (629,926)       -      (629,926)
 Common treasury shares issued
              10,420     -        (59,416)     -          99,935     40,519
BALANCE, NOVEMBER 30, 1999
           1,256,351  $13,408  $1,559,037 $5,457,768   $(809,814)$6,220,399

See accompanying notes to financial statements.


                          ART'S-WAY MANUFACTURING CO., INC.
                              STATEMENTS OF CASH FLOWS

			                                                    SIX MONTHS
         			                         YEARS ENDED	         ENDED    YEAR ENDED
			                                Nov.30,    Nov.30,     Nov.30,     May 31,
                                    1999       1998         1997        1997
CASH FLOWS FROM OPERATIONS:
  Net income (loss)             $ (629,926) $(323,888)   $ 490,689   $ 80,023
  Adjustments to reconcile net
  income (loss) to net cash provided
  (used) by operating activities:
  (Gain)loss on sale of property, plant
    and equipment                  (6,650)      6,798     16,852      13,553
Depreciation and amortization	    579,931     481,176    280,700     586,152
Changes in assets and liabilities:
(Increase) decrease in:
 Accounts receivable          1,294,329     (749,994)   (62,433)   (479,163)
 Inventories	                   313,449     (633,792)  (316,900) (2,236,826)
 Income taxes recoverable        49,000       50,000    (99,000)       -
 Other current assets           174,464     (120,969)     6,494     (73,194)
Increase (decrease) in:
 Accounts payable	               232,770     (189,186)   (61,362)  1,624,034
 Customer deposits	                7,959        5,109    (703,987)   438,979
 Accrued expenses               (247,843)     374,887      24,164   (242,106)
 Deferred taxes                 (105,015)    (159,145)    200,655     24,532
Net cash provided (used)
by operating activities        1,662,468   (1,259,004)   (224,128)  (264,016)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and
 equipment                      (270,801)    (518,445)   (151,134)(1,300,788)
Proceeds from sale of property,
 plant and equipment               6,650        1,850      21,347      5,400
Net cash used in investing
 activities	                    (264,151)    (516,595)   (129,787)(1,295,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of)
 notes payable to bank	         (719,415)   1,196,007     519,863    370,624
Proceeds from long-term debt        -       1,008,800        -       750,000
Principal payments on
 long-term debt                  (459,861)   (424,157)   (235,049)  (426,000)
Proceeds from issuance of common
 stock from treasury	              40,519        -         52,496    798,564
Net cash provided by (used in)
 financing activities	         (1,138,757)  1,780,650     337,310  1,493,188

Net increase (decrease) in cash   259,560       5,051     (16,605)   (66,216)

Cash at beginning of period        13,743       8,692      25,297     91,513

Cash at end of period	        $   273,303   $  13,743   $   8,692  $  25,297

Supplemental disclosures of cash
 flow information:
Cash paid during the period for:
 Interest	                     $  525,237  $  558,988  $  264,939 $ 333,108
 Income taxes	                      3,952       2,094     162,985    22,267

See accompanying notes to financial statements.

				ART'S-WAY MANUFACTURING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	CHANGE IN YEAR-END

	During 1997, the Company changed its fiscal year-end to November 30 in order to coincide with the seasonality of the agriculture industry. As a result, the accompanying financial statements include the six-month transition period ended November 30, 1997, and comparative unaudited financial information for the six-months ended
	November 30, 1996 is presented in note 14.

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

	RESEARCH AND DEVELOPMENT
	Research and development costs are expensed when incurred. Such costs approximated $310,000 and $385,000 for the years ended
	November 30, 1999 and 1998,respectively, $193,000 for the six months ended November 30,1997, and $301,000 for the year ended May 31,1997.

1.,	Continued

	INCOME (LOSS) PER SHARE

	Statement of Financial Accounting Standards (SFAS) No. 128 Earnings Per Share requires the presentation of "basic" and "diluted" income per share on the face of the income statement. Basic income per common share is computed on the basis of weighted average number of common shares. Diluted income per share is computed on the basis of weighted average number of common shares plus equivalent shares assuming exercise of stock options.

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

      TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

 SFAS 125,Accounting for Transfers and Servicing of Financial Assets
	and Extinguishments of Liabilities provides accounting and reporting standards for transfers and servicing of financial assets and is based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings.

 The Company has entered into an agreement whereby it can sell accounts receivable to a financial institution. The agreement provides for the Company to pay monthly interest on the face amount of each invoice at a rate of 2.75% over the prime rate from the date of the invoice for 180 days, or the date of customer payment, whichever occurs first. The buyer is responsible for servicing the receivables, and has recourse to the Company for receivables outstanding greater than 180 days. Under SFAS No. 125, the sales of the receivables are reflected as a reduction of trade accounts receivable. At November 30, 1999 and 1998, there
	were $1,419,000 and $1,824,000, respectively, of receivables outstanding which the Company has sold relating to this agreement.

	STOCK BASED COMPENSATION

	The Company accounts for stock options in accordance with the provisions of APB Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Accordingly, the Company has not recognized compensation expense for its options granted in the years ended November 30, 1999 and 1998, the six-month period ended November 30, 1997 and the year ended May 31, 1997. SFAS Statement No. 123, Accounting for Stock-Based Compensation, permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. FASB Statement No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and income per share disclosure for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in FASB Statement No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of FASB Statement No. 123. See note 7 for additional discussion and pro-forma disclosures.

	USE OF ESTIMATES

	Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted
	accounting principles. Actual results could differ from those estimates.

	RECLASSIFICATIONS

	Certain amounts in prior year's financial statements and related notes have been reclassified to conform to the 1999 presentation.

2.	INVENTORIES

        Major classes of inventory are:  November 30,    November 30,
                                              1999           1998
          Raw materials                   $ 1,146,456      $1,503,784
          Work in process                   3,362,003       4,147,554
          Finished goods                    4,566,353       3,736,923
             Total                         $9,074,812      $9,388,261

3.	PROPERTY, PLANT AND EQUIPMENT

        Major classes of property, plant
         and equipment, at cost, are:      November 30,    November 30,
                                              1999            1998
        Land                               $  180,909     $  180,909
        Buildings and improvements          2,615,573      2,615,573
        Manufacturing machinery and
         equipment                          7,555,774      7,346,289
        Trucks and automobiles                155,654        155,654
        Furniture and fixtures                119,882        119,882
           Total                         $ 10,627,792   $ 10,418,307

4.	ACCRUED EXPENSES

        Major components of accrued expenses are:
                                          November 30,    November 30,
                                             1999            1998
        Salaries, wages and commissions   $  337,611      $ 337,682
        Other                                578,817        826,589
            Total                         $  916,428     $1,164,271

5.	LOAN AND CREDIT AGREEMENTS

	Line of Credit

	In April 1998, the Company amended its revolving line of credit agreement which also includes provisions related to the
	installment promissory note presented in long-term debt below.

 The agreement allows for borrowings up to $6,000,000 based on a percentage of the Company's accounts receivable and inventory and allows for letters of credit up to an aggregate amount of $300,000. At November 30, 1999, the Company has borrowed $3,648,888 and has $100,000 in outstanding letters of credit. The interest rate is based on the bank's referenced rate and is variable based upon certain performance objectives with a maximum of plus 2.50% of the referenced rate and a minimum of plus zero (11.00% at November 30, 1999).

 The amendment also provides for a restructured long-term loan with an original principal amount of $1,991,000. The principal
	amount is repayable in monthly installments of $23,700 with the final payment due August 2000. As discussed below, the Company is in default with one of its loan covenants at November 30, 1999 and is in the process of obtaining alternative financing.

 All loans, advances and other obligations, liabilities and indebtedness of the Company are secured by all present and future assets. Unused borrowings under the revolving line of credit were $182,703 at November 30, 1999. The Company pays an unused line fee equal to three-eighths of one percent of the unused portion of the revolving line of credit.

5.,	Continued

	Long-term Debt

	A summary of the Company's long-term debt is as follows:

                                               November 30,     November 30,
                                                  1999             1998
  Installment promissory note
  payable in monthly installments
  of $23,700 plus interest at
  two and one-half percent
  over the bank's national money market
  rate, (11.00%), secured (a)                  $ 1,564,400    $ 1,848,800

  State of Iowa Community Development
  Block Grant promissory notes at
  zero percent interest, maturity
  2006 with quarterly principal
  payments of $11,111 (b)                          300,000        444,444

  State of Iowa Community Development
  Block Grant local participation
  promissory notes at 4% interest,
  maturity 2006, with quarterly
  payments of $7,814.                              195,333        226,350


               Total long-term debt              2,059,733      2,519,594

     Less current portion of
     long-term debt                              1,640,101        359,862

     Long-term debt, excluding
     current portion                            $  419,632    $ 2,159,732

      (a) All borrowings under the installment note payable are secured by the cash, accounts receivable, inventories and property, plant and equipment of the Company. The agreement requires the Company to maintain specified ratios, as defined, of debt-to-tangible net worth and net cash income to current maturities. Retained earnings of
     	$5,457,768 are restricted and are not available for the payment of dividends.

	At November 30, 1999 the Company is in default of a covenant, the fixed maturity coverage ratio, of their credit facility and installment promissory note. The lender has notified the Company via letter dated October 20, 1999 that the current loan agreement provides that the lender may, as a result of any event of default, accelerate the payment of all obligations. The lender has not called for this acceleration, but has the right to do so at any time. The lender has assessed an additional 2.5% interest factor to its credit facility.

	During 1999, the Company was noified by its lender that the Company does not fit the lender's customer proile and was requested to relocate its financing needs. The Company has continued to represent to the lender that they are in the process of obtaining alternate financing. As a result, the lender has not accelerated the payment of all obligations at this time, even though the lender has the right to do so. The lender has decided to allow the company to proceed under the terms of the loan agreement. As a result, all long-term borrowing associated with this lender have been classified as current.

	The Company is currently negotiating with another financial institution in order to establish a new credit facility. The Company anticipates that this new credit facility will be finalized during the second quarter of fiscal year 2000.

      (b) The agreement provided that if the Company met certain contractual obligations in regard to job creation/retention, demonstrating 51% benefit to low and moderate-income individuals and investment, $100,000 of the debt would be forgiven . Upon compliance with this provision in the third quarter ended August 31, 1999 $100,000 of the long-term debt was forgiven.

      A summary of the minimum maturities of long-term debt follows:

                               Year           Amount
                               2000        $1,640,101
                               2001           $75,023
                               2002           $72,475
                               2003           $72,750
                         					 2004		         $73,034
                            Thereafter       $126,350

6.    EMPLOYEE BENEFIT PLANS

      The Company sponsors a defined contribution 401(k) savings plan which covers substantially all full-time employees who must meet eligibility requirements. Participating employees may contribute as salary reductions a minimum of 4% of their compensation up to the limit prescribed by the Internal Revenue Code. The Company may make matching contributions at a discretionary percent upon the approval from the Board of Directors. Company contributions were approximatly $32,000 and $170,000 for the years ended November 30,
     	1999 and 1998,respectively, $54,000 for the six months ended November 30, 1997 and $0 for the year ended May 31, 1997.

7.	STOCK OPTION PLANS

	Under the 1991 Employee Option Plan, stock options may be granted to key employees to purchase shares of common stock of the Company at a price not less than its fair market value at the date the options are granted. Options granted may be either nonqualified or incentive stock options. The option price, vesting period and term are set by the Compensation Committee of the Board of Directors of the Company. Options for an aggregate of 100,000 shares of common stock may be granted. Each option will be for a period of ten years and may be exercised at a rate of 25% at the date of grant and 25% on the first, second and third anniversary date of the grant on a cumulative basis. At November 30, 1999, the Company had approximately 72,000 shares available for issuance pursuant to subsequent grants.

	Under the 1991 Director Option Plan, options may be granted to nonemployee directors at a price not less than fair market value at the date the options are granted. Nonemployee directors who have served for at least one year are automatically granted options to purchase 5,000 common shares. Options granted are nonqualified stock options. The option price, vesting period and term are set by the
	Compensation Committee of the Board of Directors of the Company. Options for an aggregate of 45,000 common shares may be granted under the Plan. Each option will be for a period of ten years and may be exercised at a rate of 25% at the date of grant and 25% on the first, second and third anniversary date of the grant on a cumulative basis. At November 30, 1999, the Company had approximately 15,000 shares available for issuance pursuant to subsequent grants.


	A summary of changes in the stock option plans is as follows:

                                     Nov. 30,    Nov. 30,  Nov. 30,  May 31,
                                       1999        1998     1997      1997
       Options outstanding at
        beginning of period           103,078     92,552    87,552   78,763

       Granted                           -        10,526     5,000   20,000

       Canceled or other disposition  (51,578)      -          -    (11,211)

      Options outstanding at
       end of period                   51,500    103,078    92,552   87,552

      Options price range
       for the period                  $6.000     $4.750    $4.750   $4.750
                                         to         to        to         to
                                      $10.375    $10.375   $10.375  $10.375
      Options exercisable at end
        of period                      50,250     77,420    60,151   57,701

At November 30, 1999 and 1998,the weighted-average remaining contractual life of options outstanding was 3.2 years and 6.1 years respectively and the weighted average exercise price was $8.47 and $7.14 respectively. The weighted average exercise price for options exercisable at November 30, 1999 was $8.48.

The per share weighted-average fair value of stock options granted during the years ended November 30, 1999 and 1998, the six-month period ended November 30, 1997 and the year ended May 31, 1997 was $4.64, $4.07, $4.ll and $4.06 respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: November 30, 1999 - expected dividend yield 0.0%, risk-free interest rate of 6.10%, expected volatility factor of 37.02%, and an expected life of 10 years; November 30, 1998 - expected dividend yield 0.0%, risk-free interest rate of 4.83%, expected volatility factor of 36.55% and an expected life of 10 years;
November 30, 1997 - expected dividend yield 0.0%, risk-free interest rate of 5.86%, expected volatility factor of 36.87% and an expected life of 10 years and May 31, 1997 - expected dividend yield 0.0%, risk-free interest rate of 6.75%, expected volatility factor of 36.70% and an expected life of 10 years.

7.,  Continued

Since the Company applies APB Opinion No. 25 in accounting for its plans, no compensation cost has been recognized for its stock options in the financial statements. Had the Company recorded compensation cost based on the fair value at the grant date for its stock options under SFAS Statement No. 123, the Company's net income
(loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

             			           November 30,  November 30, November 30, May 31,
				                           1999	         1998	       1997       1997
     Net income (loss)
             As reported    $(629,926)   $(323,888)     $490,689   $80,023
		 Pro forma	               $(633,630)   $(355,947)     $464,005   $52,803

     Diluted income(loss)
       per share
	      As reported	            $(.50)        $(.26)	        $.39	     $.07
      	Pro forma	              $(.51)        $(.29)	        $.37	     $.04

8.   LEASES

	The Company has several noncancelable operating leases, primarily for warehouse facilities, that expire over the next five years. These leases generally contain renewal options for one-year periods. Rental expense for operating leases during 1999 and 1998 was $25,959 and $24,138, respectively.

	Future minimum lease payments under noncancelable operating leases as of November 30, 1999 are:

	Year ending November 30,
          		2000	                     $26,550
            2001                        5,943
            2002                        6,207
            2003                        6,207
            2004                        2,586
          Thereafter                      -

9.   INCOME TAXES

Total income tax expense (benefit) for the years ended November 30, 1999 and 1998, the six-month period ended November 30, 1997 and for the year ended May 31, 1997, consists of the following:

                              November 30, November 30, November 30, May 31,
                                 1999          1998        1997       1997
           Current:
            Federal           $ (3,232)    $ (78,290)    $ 64,485   $ 9,453
            State                  -             -           -       11,237
                                (3,232)      (78,290)      64,485    20,690

           Deferred:
            Federal            (105,015)     (159,145)     200,655  33,544
            State                  -             -            -     (9,012)
                               (105,015)     (159,145)     200,655  24,532

                              $(108,247)   $ (237,435)    $265,140 $45,222

     The reconciliation of the statutory Federal income tax rate and the effective tax rate are as follows:

                                Nov. 30,     Nov. 30,     Nov. 30,  May 31,
                                 1999          1998         1997     1997
    Statutory Federal
      income tax rate           (34.0%)        (34.0%)      34.0%   34.0%

     Increase(decrease)due to:
      State income taxes,
      net of Federal income
      tax benefit                  -             -           -        1.1
     Research development
      and state tax
      credits                   (1.0)         (12.1)       (1.3)       -
	Establishment of
       valuation allowance       22.5            -           -         -
     Other-net                   (2.2)          3.8          2.4      1.0
                                (14.7%)       (42.3%)       35.1%    36.1%

    Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability at November 30, 1999, 1998 and 1997,and May 31, 1997 are presented below:

                              Nov. 30,     Nov. 30,   Nov. 30,   May 31,
                               1999          1998       1997      1997
    Deferred tax assets:
     Net operating loss
      carryforward           $217,039      $41,608    $   -      $ 56,122
     Tax credits             154,417       117,278      16,034     35,552

    Accrued expenses         128,495       129,336      50,053     95,419
    Inventory
     capitalization          333,570       274,536     302,945    274,067
    Asset reserves            89,384        86,633      95,394    182,893

    Total deferred
     tax assets              922,905       649,391      464,426   644,053

    Less valuation
      allowance              166,356          -            -         -
    Net deferred tax
        assets               756,549       649,391      464,426   644,053
    Deferred tax
     liability
    Depreciation             143,092       140,949      115,129    94,101

   Net deferred
     tax assets             $613,457      $508,442     $349,297  $549,952


    For tax purposes, the Company has available at November 30, 1999 net operating loss ("NOL") carryforwards of approximately $217,000 which will begin to expire in the year 2013. The Company also has approximately $114,000 of research and development credits and $40,000 of state tax credits which begin to expire in the year 2007 and 2008, respectively.

    The Company has established a deferred tax asset valuation allowance of approximately $166,000 at November 30, 1999, due to the uncertainty of realizing various NOL and tax credit carryforwards. There was no valuation allowance for deferred tax assets at November 30, 1998 and 1997, and May 31, 1997.
    In assessing the realizability of deferred tax assets for these years, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the reversal of deferred tax liabilities, the expiration dates of tax credits and carryforwards and projected future taxable income, management believes it is more likely than not the Company will realize the benefits of the November 30, 1999 net deferred tax assets.

10. LITIGATION AND CONTINGENCIES

    Various legal actions and claims are pending against the Company. In the opinion of management and outside counsel, adequate provisions have been made in the accompanying financial statements for all pending legal actions and other claims.

11. ASSET ACQUISITIONS

    During 1999, the Company entered into an agreement to purchase certain fixed assets and inventory from United Farm Tools, Inc. relating to the manufacture and distribution of shredders, edible bean cutters and hi dump wagons. The total purchase was approximately $384,000.

    On November 25, 1998 the Company entered into an agreement to purchase certain fixed assets, accounts receivable and inventory from United Farm Tools, Inc. relating to the manufacture and distribution of grain drill equipment. The total purchase was approximately $1,086,000.

12. BUSINESS SEGMENT INFORMATION AND CREDIT CONCENTRATION

    The Company is primarily engaged in metal fabrication and the sale of its products in the agricultural sector of the economy. Major products include animal feed processing products, sugar beet and potato products, and land maintenance products.

    The Company's sales to one major original equipment manufacturer were $5,194,787 AND $9,569,238 for the years ended November 30, 1999 and 1998, respectively, $609,554 for the six-month period ended November 30, 1997 and $1,581,553 the year ended May 31, 1997. Accounts receivable from this customer are unsecured.
    Accounts receivable from this customer were $637,798 and $1,449,944 at November 30,1999 and 1998, respectively, $209,805 at November 30, 1997 and $94,986 at May 31, 1997.

13. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At November 30, 1999 and 1998, the carrying amount approximates fair value for cash and cash equivalents, accounts receivable, accounts payable, notes payable to bank, long-term debt and other current liabilities.

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

14. TRANSITION PERIOD REPORTING REQUIREMENT

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
	Basic and diluted loss per share        $      .10


                                Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2000

ART'S-WAY MANUFACTURING CO., INC.


By: James L. Koley                 By: William T. Green
     Chairman of the Board            Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

______________________________                           February 25,2000
     James L. Koley             Chairman of the Board         Date
                                     and Director

______________________________                           February 25,2000
  George A. Cavanaugh, Jr.          Director                 Date

______________________________                           February 25,2000
    Donald A. Cimpl                 Director                 Date

______________________________                           February 25,2000
   Herbert H. Davis, Jr.            Director                 Date

______________________________                           February 25,2000
    Douglas McClellan               Director                 Date

_____________________________                            February 25,2000
 J. Ward McConnell, Jr.             Director                 Date



ART'S-WAY MANUFACTURING CO., INC.		          	Schedule VII
VALUATION AND QUALIFYING ACCOUNTS



	            Allowance for Doubtful Accounts


Balance, May 31, 1997                                   $  25,000

Additions:
    Charged to Operating Expenses            6,000

Deduct:
    Accounts Charged Off                       -

Balance, November 30, 1997                               $ 31,000

Additions:
    Charged to Operating Expenses          174,000

Deduct:
    Accounts Charged Off                      -

Balance, November 30, 1998                              $  205,000

Additions:
    Charged to Operating Expenses           64,000

Deduct:
    Accounts Charged Off		                  45,304
Balance, November 30, 1999                               $ 223,696