Form 10-Q
period 2000-02-29
ARTS WAY MANUFACTURING CO INC
filed 2000-04-25
CIK 7623

Appendix A to Item 601(c) of Regulation S-K
Commercial and Industrial Companies
Article 5 of Regulation S-X
Quarter Ended February 29, 2000

Item Number		Item Description			  Amount

5-02(1)			Cash and cash items                   		    27,537
5-02(2)			Marketable securities
5-02(3)(a)(1)		Notes and accounts receivable-trade 2,511,539
5-02(4)			Allowances for doubtful accounts           216,096
5-02(6)			Inventory                                9,696,649
5-02(9)			Total current assets                    12,083,602
5-02(13)  Property, plant and equipment           10,627,792
5-02(14)		Accumulated depreciation                 8,190,914
5-02(18)		Total assets                            15,133,937
5-02(21)		Total current liabilities                8,859,474
5-02(22)		Bonds, mortgages and similar debt        5,392,184
5-02(28)		Preferred stock-mandatory redemption          0
5-02(29)		Preferred stock-no mandatory redemption       0
5-02(30)		Common stock                                13,408
5-02(31)		Other stockholders' equity               5,860,322
5-02(32)		Total liabilities and stockholders'
          equity                                  15,133,937
5-03(b)1(a)		Net sales of tangible products        2,434,011
5-03(b)1		Total revenues                           2,434,011
5-03(b)2(a)		Cost of tangible goods sold           1,904,128
5-03(b)2		Total costs and expenses applicable
          to sales and revenues                      711,270
5-03(b)3		Other costs and expenses                    35,764
5-03(b)5		Provision for doubtful accounts
          and notes                                  (7,600)
5-03(b)8		Interest and amortization of debt
          discount                                   137,118
5-03(b)10		Loss before taxes and other items         346,669
5-03(b)11		Income tax benefit                            -
5-03(b)14		Loss continuing operations                346,669
5-03(b)(15)		Discontinued operations                       0
5-03(b)(17)		Extraordinary items			                        0
5-03(b)(18)		Cumulative effect-changes in
             accounting principles                         0
5-03(b)19		Net loss                                  346,669
5-03(b)20		Loss per share-primary                       0.28
5-03(b)20		Loss per share-fully diluted                 0.28


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549
                          _________________________________

                                     FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended February 29, 2000          Commission File No. 0-5131


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
 Address of principal executive offices                Zip Code

         Registrant's telephone number, including area code: (712) 864-3131


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 5, 2000:

                         							 1,256,351
                 						      Number of Shares


                      ART'S-WAY MANUFACTURING CO., INC.
                      CONDENSED STATEMENTS OF OPERATIONS

                                 (Unaudited)

       		                                   Three Months Ended
	 	                                      February 29,    February 28,
 		                                          2000            1999

NET SALES	                               $2,434,011       $4,668,191
COST OF GOODS SOLD                        1,904,128        3,741,961
GROSS PROFIT                                529,883          926,230

EXPENSES:
   Engineering                               93,930          120,177
   Selling                                  176,254          303,928
   General and
     administrative                         433,486          622,076
        Total                               703,670        1,046,181

LOSS FROM OPERATIONS                      (173,787)        (119,951)

OTHER DEDUCTIONS:
    Interest expense                      (137,118)        (117,839)
    Other	                                 (35,764)         (72,450)
    Other deductions                      (172,882)        (190,289)

LOSS BEFORE INCOME TAXES                  (346,669)        (310,240)

INCOME TAX BENEFIT                            -            (108,584)

NET LOSS                                $ (346,669)       $(201,656)

LOSS PER SHARE (NOTE 2):
    Basic                                 $  (0.28)        $ (0.16)
    Diluted                               $  (0.28)        $ (0.16)

COMMON SHARES AND
   EQUIVALENT OUTSTANDING:
    Basic	                                1,256,351      1,245,931
    Diluted                               1,256,351      1,245,931

See accompanying notes to financial statements.



                          ART'S-WAY MANUFACTURING CO., INC.
                              CONDENSED BALANCE SHEETS

        		                                      February 29,  November 30
		                                                   2000	       1999
  		                                             (Unaudited)
           ASSETS

   CURRENT ASSETS
   Cash                   	                       $  27,537     $ 273,303
   Accounts receivable-customers,
     net of allowance for doubtful accounts
     of $216,096 and $223,696 in
     February and November,respectively           2,295,443     2,461,502
   Inventories                                    9,696,649     9,074,812
   Other current assets	                             63,973       100,680
       Total current assets                      12,083,602    11,910,297

PROPERTY, PLANT AND EQUIPMENT,
   at cost                                       10,627,792    10,627,792
      Less accumulated depreciation	              8,190,914     8,073,069
      Net property, plant and equipment           2,436,878     2,554,723

DEFERRED INCOME TAXES                               613,457       613,457

         TOTAL	                                $ 15,133,937  $ 15,078,477

See accompanying notes to financial statements.


           		                                    February 29,  November 30,
 		                                                  2000	      1999
		                                               (Unaudited)
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable to bank                       $  3,422,450    $ 3,648,888
    Current portion of long-term debt              1,569,001      1,640,101
    Accounts payable                               2,509,074      2,113,168
    Customer deposits                                643,360        119,861
    Accrued expenses                                 715,589        916,428
       Total current liabilities                   8,859,474      8,438,446

LONG-TERM DEBT, excluding current portion            400,733        419,632

STOCKHOLDERS' EQUITY:
   Common stock - $.01 par value.  Authorized
   5,000,000 shares; issued 1,340,778 shares          13,408         13,408
   Additional paid-in capital                      1,559,037      1,559,037
   Retained earnings                               5,111,099      5,457,768
                                                   6,683,544      7,030,213

 Less cost of common shares in treasury of
   84,427 in February and November,                  809,814        809,814

       Total stockholders' equity                  5,873,730      6,220,399


         TOTAL	                                 $ 15,133,937   $ 15,078,477

See accompanying notes to financial statements.

                        ART'S-WAY MANUFACTURING CO., INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

      	 	                                            THREE MONTHS ENDED
		                                                 February 29, February 28,
		                                                    2000	       1999
CASH FLOW FROM OPERATIONS:
  Net Loss            	                           $ (346,669)   $ (201,656)
  Adjustment to reconcile net loss to net
    cash provided (used) by operations:
  Depreciation and amortization	                     117,845       100,583
  Changes in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                             166,059        15,303
     Inventories	                                   (621,837)        8,401
     Sundry                                           36,707        15,153
    Increase (Decrease) in:
     Accounts payable                                395,906       513,873
     Customer deposits	                              523,499       703,250
     Accrued expenses                               (200,839)       34,701
     Income taxes, net                                  -         (112,472)

     Total adjustments                               417,340     1,278,792

     Net cash provided by operations                  70,671     1,077,136

CASH USED IN INVESTING ACTIVITIES -
     Purchases of property, plant and equipment         -         (15,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in short-term loan                      (297,538)     (961,961)
  Decrease in long-term loan                        (18,899)      (89,938)

   Net cash used in financing activities           (316,437)   (1,051,899)

Net (decrease) increase in cash                    (245,766)        9,752

Cash at beginning of period                         273,303        13,743

Cash at end of the period 	                     $    27,537    $   23,495

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                                     $  137,117    $   117,839
    Income taxes                                        330          3,888

See accompanying notes to financial statements.


                     ART'S-WAY MANUFACTURING CO., INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Statement Presentation
        The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management,necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended November 30, 1999. The results of operations for the first quarter ended February 29, 2000 are not necessarily indicative of the results for the fiscal year ending November 30, 2000.

2.	EARNINGS (LOSS) PER SHARE

        The Company has adopted SFAS 128 Earnings Per Share (SFAS 128) which has changed the method for calculating income per share. SFAS 128 requires the presentation of "basic" and "diluted" income per share on the face of the income statement. Income per common share is computed by dividing net income by the weighted average number of common shares and common equivalent shares outstanding during each period.

       	The diffference in shares utilized in calculating basic and diluted earnings per share represents the number of shares issued under the Company's stock option plans less shares assumed to be purchased with proceeds from the exercise of the stock options. Due to the net loss in 2000 and 1999, the anti-dilutive effect of the Company's stock option plans is not included in the calculation of diluted earnings per share for those periods.

3.	INVENTORIES

        Major classes of inventory are:         February 29,     November 30,
                                                   2000              1999

             Raw material                       $1,646,687       $ 1,146,456
             Work-in-process                     3,686,754         3,362,003
             Finished goods                      4,363,208         4,566,353

                     Total                     $ 9,696,649        $9,074,812

4.	ACCRUED EXPENSES

       Major components of accrued expenses are:
                                               February 29,     November 30,
                                                  2000             1999

            Salaries, wages and commissions     $ 291,995        $ 337,611
            Other                                 423,594          578,817

                Total                          $  715,589        $ 916,428

5.	LOAN AND CREDIT AGREEMENTS

        Line of Credit
        In April 1998, the Company amended its revolving line of credit agreement which also includes provisions related to the installment promissory note presented in long-term debt below.

        The lender has modified the credit agreement to allow for borrowings up to $5,000,000, to reduce the borrowing base percentages on the Company's accounts receivable and inventory, and to allow for letters of credit for $100,000. At November 30, 1999 the Company had borrowed $3,648,888 and has $100,000 in outstanding letters of credit. At February 29, 2000 the Company has borrowed $3,422,450 and has $100,000 in out-standing leters of credit. At November 30, 1999 and February 29, 2000, $182,000 and $248,000 was available for borrowings, respectively. The interest rate is based on the bank's referenced rate and is variable based upon certain performance objectives with a maximum of plus 2.50% of the referenced rate and a minimum of plus zero (11.00% at February 29, 2000).

        The amendment also provided for a restructured long-term loan with an original principal amount of $1,991,000. The principal amount is repayable in monthly installments of $23,700 with the final payment due August 2000.

        All loans, advances and other obligations, liabilities and indebtedness of the Company are secured by all present and future assets. The Company pays an unused line fee equal to three-eights of one percent of the unused portion of the revolving line of credit.

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

        At November 30, 1999 the Company was in default of a loan covenant, the fixed maturity coverage, of their credit facility and installment promissory note. The lender has notified the Company, that the current loan agreement provides that the lender may, as a result of any event of default, accelerate the payment of all obligations. At February 29, 2000 the Company is in default with two covenants, the fixed maturity coverage ratio and the debt to tangible net worth, of their credit facility and installment promissory note.
        As a result, all long-term borrowings associated with this lender have been classified as current. The lender has not called for the acceleration of the payment of all obligations, but has the right to do so at any time. The lender has assessed an additional 2.0% interest factor to its credit facility.

        The Company is currently negotiating with another financial institution in order to establish a new credit facility. While the Company believes a new credit facility will be obtained, there is no definite assurance the Company will obtain a new credit facility.

       	A summary of the Company's long-term debt is as
        follows:
					                                           February 29,   November 30,
                                                   2000           1999
 Installment promissory note payable
	in monthly installments of $23,700
	plus interest at one-half percent
	over the bank's national money
	market rate (8.50%), secured
 by the cash, accounts receivable,
 inventories and property, plant
 and equipment                                 	$1,493,300      $1,564,400

 State of Iowa Community Development
	Block Grant promissory notes at zero
 percent interest, maturity 2006 with
 quarterly principal payments of $11,111        $  288,889      $  300,000

 State of Iowa Community Development
 Block Grant local participation
 promissory notes at 4% interest,
 maturity 2006, with quarterly
 payments of $7,814                             $  187,545      $  195,333


            Total long-term debt               $ 1,969,734     $2,059,733

       Less current portion of long-term debt    1,569,001      1,640,101

        Long-term debt, excluding
                current portion                $   400,733     $  419,632


                                    Item 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

(a)	Liquidity and Capital Resources

        The Company's main source of funds for the quarter ended February 29, 2000 was an increase in accounts payable and funds received from customers representing advance payments ("customer deposits") on equipment to be delivered in the third quarter of fiscal year 2000. These two main sources of funds were offset partially by an increase in inventory.
        The positive cash flow allowed for the reduction in bank borrowings.

        The conditions existing in the agriculture economy, in addition to adversely impacting sales, has also resulted in a deterioration of the Company's accounts receivable. The
        Company believes it has provided an adequate reserve for uncollectible accounts based on currently available information.

        As of February 29, 2000, the Company had no material commitments for capital expenditures.

        During 1999, the Company was notified by its lender that the Company does not fit the lender's customer profile and was requested to relocate its financing needs. The Company has continued to represent to the lender that they are in the process of obtaining alternate financing. As a result, the lender has not accelerated the payment of all obligations at this time, even though the lender has the right to do so. As a result, all long-term borrowings associated with this lender have been classified as current.

        At November 30, 1999, the Company was in default of a loan covenant, the fixed maturity coverage, of their credit facility and installment promissory note. The lender has notified the Company via letter dated October 20, 1999 that the current loan agreement provides that the lender may, as a result of any event of default, accelerate the payment of all obligations. The lender has not called for this acceleration, but has the right to do so at any time. At February 29, 2000 the Company is in default with two covenants, the fixed maturity coverage ratio and the debt to tangible net worth, of their credit facility and installment promissory note. The lender assessed an additional 2.0% interest factor to its credit facility.

        The lender has modified the credit agreement to allow for borrowings up to $5,000,000, to reduce the borrowing base percentages of the Company's accounts receivable and inventory and to allow for letters of credit for $100,000. At November 30, 1999 the Company had borrowed $3,648,888 and had $100,000 in outstanding letters of credit. At February 29, 2000 the Company has borrowed $3,422,450 and has $100,000 in outstanding letters of credit. At
        February 29, 2000, $248,000 was available for borrowings.

       	The Company is currently negotiating with another financial institution in order to establish a new credit facility. While the Company believes a new credit facility will be obtained, there is no definite assurance the Company will obtain a new credit facility.

	       The Company believes the funding expected to be generated from operations and provided by the new credit facility when established, and its existing borrowing capacity will be sufficient to meet working capital and capital investment needs.

(b)	Results of Operations

        Overall sales for the first quarter were down 52% from last year's first quarter. Sales of Art's-Way products were almost equal to one year ago; the shortfall was orders for OEM equipment. The reduction in OEM sales was principally due to inventory reduction strategies by our OEM customers.

        Gross profit as a percent of sales improved by two per-centage points due to favorable product mix and cost reductions implemented December 1, 1999. These cost reductions have reduced operating expenses for the first quarter by 33% from the previous year's levels. Due to the continued distressed agricultural economy, the Company will not record any tax benefits until the Company returns to profitability.

        Although the farm economy remains distressed, the order backlog as of February 29, 2000 is $5,200,000 compared to $3,100,000 one year ago. These orders will be delivered by the end of the third quarter of the current fiscal year.



                               Part II - Other Information

ITEM 1.  LITIGATION AND CONTINGENCIES

       	Various legal actions and claims are pending against the Company consisting of ordinary routine litigation incidental to the business. In the opinion of management and outside counsel, appropriate provisions have been made in the accompanying financial statements for all pending legal actions and other claims.


                                    SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ART'S-WAY MANUFACTURING CO., INC.


      Date     April 13, 2000         /s/William T. Green
                                    (William T. Green, Interim President
                                     Executive Vice President,
                                     Chief Financial Officer)