Form 10-K
period 2000-05-31
ARTS WAY MANUFACTURING CO INC
filed 2000-07-17
CIK 7623

Appendix A to Item 601(c) of Regulation S-K
Commercial and Industrial Companies
Article 5 of Regulation S-X
Quarter Ended May 31, 2000

Item Number		Item Description			  Amount

5-02(1)			Cash and cash items                        		    92,600
5-02(2)			Marketable securities
5-02(3)(a)(1)		Notes and accounts receivable-trade      3,129,032
5-02(4)			Allowances for doubtful accounts                211,756
5-02(6)			Inventory                                     8,422,635
5-02(9)			Total current assets                         11,522,127
5-02(13)  Property, plant and equipment                10,627,792
5-02(14)		Accumulated depreciation                      8,299,028
5-02(18)		Total assets                                 14,464,348
5-02(21)		Total current liabilities                     8,058,055
5-02(22)		Bonds, mortgages and similar debt             5,400,533
5-02(28)		Preferred stock-mandatory redemption               -
5-02(29)		Preferred stock-no mandatory redemption            -
5-02(30)		Common stock                                     13,408
5-02(31)		Other stockholders' equity                    6,011,077
5-02(32)		Total liabilities and stockholders'
                            equity                     14,464,348
5-03(b)1(a)		Net sales of tangible products             4,231,447
5-03(b)1		Total revenues                                4,231,447
5-03(b)2(a)		Cost of tangible goods sold                3,246,703
5-03(b)2		Total costs and expenses applicable
                   to sales and revenues                  659,631
5-03(b)3		Other costs and expenses                         29,460
5-03(b)5		Provision for doubtful accounts
                    and notes                              (6,370)
5-03(b)8		Interest and amortization of debt
                    discount                              151,268
5-03(b)10		Income before taxes and other items            150,755
5-03(b)11		Income tax benefit                                -
5-03(b)14		Loss from continuing operations                150,755
5-03(b)(15)		Discontinued operations                         -
5-03(b)(17)		Extraordinary items			                          -
5-03(b)(18)		Cumulative effect-changes in
                    accounting principles                    -
5-03(b)19		Net income                                     150,755
5-03(b)20		Income per share-primary                          0.12
5-03(b)20		Income per share-fully diluted                    0.12


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549
                          _________________________________

                                     FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended May 31, 2000             Commission File No. 0-5131


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
 Address of principal executive offices                Zip Code

         Registrant's telephone number, including area code: (712) 864-3131


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 5, 2000:

                                        							 1,256,351
						                                       Number of Shares


                      ART'S-WAY MANUFACTURING CO., INC.
                      CONDENSED STATEMENTS OF OPERATIONS
         	                        (Unaudited)

	       	                Three Months Ended          Year To Date
	 	                     May 31,      May 31,       May 31      May 31
		                       2000         1999          2000        1999

NET SALES	           $4,231,447    $3,443,326     $6,665,458    $8,111,517
COST OF GOODS SOLD    3,246,703     2,590,300      5,150,831     6,332,260
GROSS PROFIT            984,744       853,026      1,514,627     1,779,257

EXPENSES:
   Engineering           87,931        97,647        181,861       217,824
   Selling              131,522       300,745        307,776       604,673
   General and
Administrative          433,808       570,863        867,294     1,192,939
        Total           653,261       969,255      1,356,931     2,015,436

INCOME (LOSS) FROM
     OPERATIONS         331,483      (116,229)       157,696      (236,179)

OTHER DEDUCTIONS:
    Interest expense   (151,268)     (111,468)      (288,386)     (229,307)
    Other	              (29,460)      (85,696)       (65,224)     (158,146)
    Other deductions   (180,728)     (197,164)      (353,610)     (387,453)

INCOME (LOSS) BEFORE
    INCOME TAXES        150,755      (313,393)      (195,914)     (623,632)

INCOME TAX BENEFIT         -         (109,597)           -        (218,181)

NET INCOME (LOSS)     $ 150,755      $(203,796)      (195,914)    (405,451)

INCOME (LOSS) PER
      SHARE (NOTE 2):
    Basic              $   0.12      $   (0.16)     $   (0.16)   $   (0.32)
    Diluted            $   0.12      $   (0.16)     $   (0.16)   $   (0.32)

COMMON SHARES AND
   EQUIVALENT OUTSTANDING:
    Basic	            1,256,351    1,246,150        1,256,351    1,246,026
    Diluted           1,256,351    1,246,150        1,256,351    1,246,026

See accompanying notes to financial statements.



                          ART'S-WAY MANUFACTURING CO., INC.
                              CONDENSED BALANCE SHEETS

   		                                         May 31,      November 30
		                                             2000	           1999
		                                         (Unaudited)
         ASSETS

   CURRENT ASSETS
   Cash                 	                       $  92,600     $ 273,303
   Accounts receivable-customers,
     net of allowance for doubtful accounts
     of $211,756 and $223,696 in May and November,
     respectively                                2,917,276     2,461,502
   Inventories                                   8,422,635     9,074,812
   Other current assets	                            89,616       100,680
       Total current assets                     11,522,127    11,910,297

PROPERTY, PLANT AND EQUIPMENT,
   at cost                                      10,627,792    10,627,792
      Less accumulated depreciation	             8,299,028     8,073,069
      Net property, plant and equipment          2,328,764     2,554,723

DEFERRED INCOME TAXES                              613,457       613,457

         TOTAL	                               $ 14,464,348  $ 15,078,477

See accompanying notes to financial statements.


        		                                       May 31,    November 30,
		                                                2000	         1999
		                                            (Unaudited)
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable to bank                     $  3,520,824    $ 3,648,888
    Current portion of long-term debt            1,497,901      1,640,101
    Accounts payable                             1,782,704      2,113,168
    Customer deposits                              679,685        119,861
    Accrued expenses                               576,941        916,428
       Total current liabilities                 8,058,055      8,438,446

LONG-TERM DEBT, excluding current portion          381,808        419,632

STOCKHOLDERS' EQUITY:
   Common stock - $.01 par value.  Authorized
   5,000,000 shares; issued 1,340,778 shares        13,408         13,408
   Additional paid-in capital                    1,559,037      1,559,037
   Retained earnings                             5,261,854      5,457,768
                                                 6,834,299      7,030,213

 Less cost of common shares in treasury of
   84,427 in May and November,                     809,814        809,814

       Total stockholders' equity                6,024,485      6,220,399


         TOTAL	                               $ 14,464,348   $ 15,078,477

See accompanying notes to financial statements.

                        ART'S-WAY MANUFACTURING CO., INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

      	 	                                           SIX MONTHS ENDED
		                                                 MAY 31,      MAY 31,
		                                                  2000	        1999
CASH FLOW FROM OPERATIONS:
  Net Loss            	                          $ (195,914)   $ (405,451)
  Adjustment to reconcile net loss to net
    cash provided by operations:
  Depreciation and amortization	                     225,959       194,551
  Changes in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                            (455,774)    1,088,631
     Inventories	                                    652,177    (1,600,500)
     Sundry                                           11,064       126,696
    Increase (Decrease) in:
     Accounts payable                               (330,464)      873,764
     Customer deposits	                              559,824       908,517
     Accrued expenses                               (339,487)     (161,371)
     Income taxes, net                                  -         (165,949)

        Total adjustments                            323,299     1,264,339

        Net cash provided by operations              127,385       858,888

CASH USED IN INVESTING ACTIVITIES -
     Purchases of property, plant and equipment          -        (200,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock
      from treasury                                      -           2,945
  Decrease in short-term loan                        (270,264)     (486,175)
  Decrease in long-term loan                          (37,824)     (179,909)

   Net cash used in financing activities             (308,088)     (663,139)

Net decrease in cash                                 (180,703)       (4,736)

Cash at beginning of the period                       273,303        13,743

Cash at end of the period	                        $    92,600    $    9,007

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                                        $  288,386    $   229,307
    Income taxes                                         4,116          3,952

See accompanying notes to financial statements.


                     ART'S-WAY MANUFACTURING CO., INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Statement Presentation
        The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management,necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended November 30, 1999. The results of operations for the second quarter ended May 31, 2000 are not necessarily indicative of the results for the fiscal year ending November 30, 2000.

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

	The diffference in shares utilized in calculating basic and diluted earnings per share represents the number of shares issued under the Company's stock option plans less shares assumed to be purchased with proceeds from the exercise of the stock options. Due to the anti-dilutive effect of the Company's stock option plans the stock options have not been included in the calculation of diluted earnings per share for all those periods presented.

3.	INVENTORIES

        Major classes of inventory are:           May 31,      November 30,
                                                   2000           1999

             Raw material                       $1,637,968      $ 1,146,456
             Work-in-process                     2,542,003        3,362,003
             Finished goods                      4,242,664        4,566,353

                     Total                     $ 8,422,635       $9,074,812

4.	ACCRUED EXPENSES

       Major components of accrued expenses are:
                                                 May 31,       November 30,
                                                  2000             1999

            Salaries, wages and commissions     $ 307,643        $ 337,611
            Other                                 269,928          578,817

                Total                          $  576,941        $ 916,428

5.	LOAN AND CREDIT AGREEMENTS

        Line of Credit

        The Company has a credit agreement with a bank which allows for borrowings up to $4,500,000, subject to borrowing base percentages on the Company's accounts receivable and inventory, and allowing for letters of credit for $100,000. At November 30, 1999 the Company had borrowed $3,648,888 and has $100,000 in outstanding letters of credit. At May 31, 2000 the Company has borrowed $3,520,824 and has $100,000 in out-standing leters of credit. At November 30, 1999 and May 31,
        2000, $182,000 and $384,000 was available for borrowings, respectively. The interest rate is based on the bank's referenced rate and is variable based upon certain performance objectives with a maximum of plus 2.50% of the referenced rate and a minimum of plus zero (12.00% at May 31, 2000).

        The Company also has a long-term loan with the bank with an original principal amount of $1,991,000. The principal amount is repayable in monthly installments of $23,700 with the remaining balance due August 2000.

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

        At November 30, 1999 the Company was in default of a loan covenant, the fixed maturity coverage, of their credit facility and installment promissory note. The lender has notified the Company, that the current loan agreement provides that the lender may, as a result of any event of default, accelerate the payment of all obligations. At May 31, 2000 the Company is in default with one covenant, the fixed maturity coverage ratio, of their credit facility and installment promissory note. As a result, all long-term borrowings associated with this lender have been classified as current.
        The lender has not called for the acceleration of the payment of all obligations, but has the right to do so at any time.
        The lender has assessed an additional 2.0% interest factor to its credit facility.

        The initial term of the loan is scheduled to end on August 31, 2000. In a letter dated May 26, 2000, the Company was notified that the lender does not intend to extend the term of the loan agreement beyond the termination date. Therefore, all of the obligations outstanding under the credit agreement and long term loan amounting to $4,943,025 at May 31, 2000 are due and payable on August 31, 2000.

       	The Company has received a non binding proposal letter from a third party financial institution which would provide for a revolving line of credit and term loan that would be used to repay outstanding borrowings from the Company's current lender, and provide for ongoing working capital needs. This proposal does not represent a commitment level and is subject to various conditions of approval by the new lender.

       	While the Company believes a new credit facility will be obtained, there is no assurance of such. If the Company is unable to obtain a new credit facility prior to the expiration of its existing facility on August 31, 2000, it will be unable to repay its outstanding balance due August 31, 2000. However, the Company has had discussions with its existing lender in which the lender indicated that they do not expect to take immediate action, but they retain the right to do so.

       	A summary of the Company's long-term debt is as
        follows:
					                                            May 31,    November 30,
                                                   2000         1999
 Installment promissory note payable
	in monthly installments of $23,700
	plus interest at one-half percent
	over the bank's national money
	market rate (9.50%), secured
 by the cash, accounts receivable,
 inventories and property, plant
 and equipment                               	$1,422,200      $1,564,400

 State of Iowa Community Development
	Block Grant promissory notes at zero
 percent interest, maturity 2006 with
 quarterly principal payments of $11,111      $  277,778      $  300,000

 State of Iowa Community Development
 Block Grant local participation
 promissory notes at 4% interest,
 maturity 2006, with quarterly
 payments of $7,814                           $  179,731      $  195,333


          Total long-term debt               $ 1,879,709     $2,059,733

     Less current portion of long-term debt    1,497,901      1,640,101

        Long-term debt, excluding
              current portion                $   381,808     $  419,632


                                    Item 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

(a)	Material Changes in Financial Condition

        The Company's main source of funds for the six months ended
        May 31, 2000 was a decrease in inventories and funds received from customers representing advance payments ("customer deposits") on equipment to be delivered in the third quarter of fiscal year 2000. These two main sources of funds were offset partially by an increase in receivables, a decrease in accounts payable and a decrease in accrued liabilities. The positive cash flow allowed for the reduction in bank borrowings.

        The conditions existing in the agriculture economy, in addition to adversely impacting sales, has also resulted in a deterioration of the Company's accounts receivable. The
        Company believes it has provided an adequate reserve for uncollectible accounts based on currently available information.

        As of May 31, 2000, the Company had no material commitments for capital expenditures.

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

        At November 30, 1999 and May 31, 2000, the Company was in default of a loan covenant, the fixed maturity coverage, of their credit facility and installment promissory note. The lender has notified the Company that the current loan agreement provides that the lender may, as a result of any event of default, accelerate the payment of all obligations. The lender has not called for this acceleration, but has the right to do so at any time.
       	The lender assessed an additional 2.0% interest factor to its credit facility.

        The Company has a credit agreement with a bank which allows for borrowings up to $4,500,000, subject to borrowing base percentages of the Company's accounts receivable and inventory and allowing for letters of credit for $100,000. At November 30, 1999 the Company had borrowed $3,648,888 and had $100,000 in outstanding letters of credit. At
        May 31, 2000 the Company has borrowed $3,520,824 and has $100,000 in outstanding letters of credit. At
        May 31, 2000, $383,000 was available for borrowings.

       	The initial term of the loan is scheduled to end on August 31, 2000. In a letter dated May 26, 2000, the Company was notified that the lender does not intend to extend the term of the loan agreement beyond the termination date. Therefore, all of the obligations outstanding under the credit agreement and long term loan amounting to $4,943,025 at May 31, 2000 are due and payable on August 31, 2000.

      	The Company has received a non binding proposal letter from a third party financial institution which would provide for a revolving line of credit and term loan that would be used to repay outstanding borrowings from the Company's current lender, and provide for ongoing working capital needs. This proposal does not represent a commitment level and is subject to various conditions of approval by the new lender.

	While the Company believes a new credit facility will be obtained, there is no assurance of such. If the Company is unable to obtain a new credit facility prior to the expiration of its existing facility on August 31, 2000, it will be unable to repay its outstanding balance due August 31, 2000. However, the Company has had discussions with its existing lender in which the lender indicated that they do not expect to take immediate action, but they retain the right to do so.

	The Company believes the funding expected to be generated from operations and provided by the new credit facility when established, and its existing borrowing capacity will be sufficient to meet working capital and capital investment needs.

(b)	Material Changes in Results of Operations

 For the quarter ended May 31, 2000, total sales were 23% higher than the quarter ended May 31, 1999. OEM sales were 143% higher and sales of Art's-Way branded equipment were 32% lower. OEM sales benefited from the sale of forage blowers. The decline in sales of Art's-Way branded products results from a reduced demand for feed processing products and beet equipment production which has been shifted to the third quarter of fiscal year 2000.

	For the year to date ended May 31, 2000, total sales were 18% below the previous year. Both Art's-Way branded product and OEM product sales continue to be effected by the general weakness in the farm economy, particularly weakness in the livestock and grain markets.

	Major cost reduction programs were implemented effective December 1, 1999. These cost reductions have served to improve the gross profit as a percent of sales and also to reduce operating expenses by 33% for the quarter and year to date ended May 31, 2000 when compared to the same periods the previous year.

	The increase in interest expense results from higher interest rates. These higher rates are a combination of the increase in prime rate and the implementation of an additional 2% interest factor by our prime lender. Due to the distressed agricultural economy, the Company will not record any tax benefits until the Company returns to profitability.

	Although the farm economy remains distressed, the order backlog as of May 31, 2000 is $4,000,000 and is comparable to one year ago. These orders will principally be delivered by the end of the third quarter of the current fiscal year.

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

                         ART'S-WAY MANUFACTURING CO., INC.


      Date     July 13, 2000         /s/William T. Green
                                    (William T. Green, President
                                     Executive Vice President,
                                     Chief Financial Officer)