Form 10-Q
period 2000-08-31
ARTS WAY MANUFACTURING CO INC
filed 2000-10-17
CIK 7623

Appendix A to Item 601(c) of Regulation S-K
Commercial and Industrial Companies
Article 5 of Regulation S-X
Quarter Ended August 31, 2000

Item Number		Item Description			  Amount

5-02(1)		      Cash and cash items                         16,328
5-02(2)		      Marketable securities
5-02(3)(a)(1)  Notes and accounts receivable-trade      3,027,902
5-02(4)        Allowances for doubtful accounts           214,756
5-02(6)		      Inventory                                8,432,528
5-02(9)		      Total current assets                    11,357,716
5-02(13)       Property, plant and equipment           10,627,792
5-02(14)	      Accumulated depreciation                 8,450,183
5-02(18)	      Total assets                            14,148,782
5-02(21)	      Total current liabilities                7,641,066
5-02(22)	      Bonds, mortgages and similar debt        4,822,403
5-02(28)	      Preferred stock-mandatory redemption          0
5-02(29)	      Preferred stock-no mandatory redemption       0
5-02(30)	      Common stock                                13,408
5-02(31)	      Other stockholders' equity               6,131,431
5-02(32)	      Total liabilities and stockholders'
                   equity                              14,148,782
5-03(b)1(a)	   Net sales of tangible products           4,162,794
5-03(b)1	      Total revenues                           4,162,794
5-03(b)2(a)	   Cost of tangible goods sold              3,081,460
5-03(b)2	      Total costs and expenses applicable
                   to sales and revenues                  775,722
5-03(b)3	      Other costs and expenses                    36,444
5-03(b)5	      Provision for doubtful accounts
                     and notes                              3,000
5-03(b)8	      Interest and amortization of debt
                    discount                              145,814
5-03(b)10	     Income before taxes and other items        120,354
5-03(b)11	      Income tax expense                            0
5-03(b)14	     Income from continuing operations          120,354
5-03(b)(15)	   Discontinued operations                       0
5-03(b)(17)	   Extraordinary items		                         0
5-03(b)(18)	   Cumulative effect-changes in
                    accounting principles                    0
5-03(b)19	     Net income                                 120,354
5-03(b)20	     Income per share-primary                      0.10
5-03(b)20	     Income per share-fully diluted                0.10


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549
                          _________________________________

                                     FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended August 31, 2000           Commission File No. 0-5131


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
    Address of principal executive offices                Zip Code

     Registrant's telephone number, including area code: (712) 864-3131


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 13, 2000:

                      							 1,256,351
						                     Number of Shares


                      ART'S-WAY MANUFACTURING CO., INC.
                      CONDENSED STATEMENTS OF OPERATIONS
       	                        (Unaudited)

	     	              Three Months Ended          Year To Date
	 	               August 31,   August 31,      August 31   August 31
		                   2000         1999            2000        1999

NET SALES	          4,162,794    $5,098,777    $10,828,252  $13,210,294
COST OF GOODS SOLD  3,081,460     3,650,661      8,232,291    9,982,921
GROSS PROFIT        1,081,334     1,448,116      2,595,961    3,227,373

EXPENSES:
 Engineering          123,896        99,049        305,757      316,873
 Selling              233,699       348,253        541,475      952,926
 General and
Administrative        421,127       548,808      1,288,421    1,741,747
        Total         778,722       996,110      2,135,653    3,011,546

INCOME FROM
  OPERATIONS          302,612       452,006        460,308      215,827

OTHER DEDUCTIONS:
  Interest expense   (145,814)     (130,180)      (434,200)    (359,487)
    Other             (36,444)       (7,060)      (101,668)    (165,206)
    Other deductions (182,258)     (137,240)      (535,868)    (524,693)

INCOME (LOSS) BEFORE
   INCOME TAXES       120,354       314,766        (75,560)    (308,866)

INCOME TAX EXPENSE
  (BENEFIT)              -          110,168           -        (108,013)

NET INCOME (LOSS)   $ 120,354      $ 204,598       (75,560)    (200,853)

INCOME (LOSS) PER
      SHARE (NOTE 2):
  Basic             $    0.10      $     0.16     $   (0.06)   $  (0.16)
    Diluted         $    0.10      $     0.16     $   (0.06)   $  (0.16)

COMMON SHARES AND
   EQUIVALENT OUTSTANDING:
    Basic           1,256,351    1,246,601        1,256,351    1,246,229
    Diluted         1,256,351    1,246,601        1,256,351    1,246,229

See accompanying notes to financial statements.



                          ART'S-WAY MANUFACTURING CO., INC.
                              CONDENSED BALANCE SHEETS

 		                                      August 31,      November 30
		                                         2000	             1999
		                                      (Unaudited)
               ASSETS
   CURRENT ASSETS
   Cash                                      $  16,328     $ 273,303
   Accounts receivable-customers,
     net of allowance for doubtful accounts
     of $214,756 and $223,696 in August
     and November, respectively              2,813,146     2,461,502
   Inventories                               8,432,528     9,074,812
   Other current assets	                        95,714       100,680
       Total current assets                 11,357,716    11,910,297

PROPERTY, PLANT AND EQUIPMENT,
   at cost                                  10,627,792    10,627,792
      Less accumulated depreciation	         8,450,183     8,073,069
      Net property, plant and equipment      2,177,609     2,554,723

DEFERRED INCOME TAXES                          613,457       613,457

 TOTAL	                                   $ 14,148,782  $ 15,078,477

See accompanying notes to financial statements.


     		                                     August 31,  November 30,
		                                            2000	         1999
		                                         (Unaudited)
  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable to bank                   $  3,032,725    $ 3,648,888
 Current portion of long-term debt          1,426,801      1,640,101
    Accounts payable                        2,327,242      2,113,168
    Customer deposits                         130,646        119,861
    Accrued expenses                          723,652        916,428
       Total current liabilities            7,641,066      8,438,446

LONG-TERM DEBT, excluding current portion     362,877        419,632

STOCKHOLDERS' EQUITY:
 Common stock - $.01 par value.  Authorized
 5,000,000 shares; issued 1,340,778 shares     13,408         13,408
 Additional paid-in capital                 1,559,037      1,559,037
   Retained earnings                        5,382,208      5,457,768
                                            6,954,653      7,030,213

 Less cost of common shares in treasury of
  84,427 in August and November,              809,814        809,814

 Total stockholders' equity                 6,144,839      6,220,399

   TOTAL	                                $ 14,148,782   $ 15,078,477

See accompanying notes to financial statements.

                        ART'S-WAY MANUFACTURING CO., INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

  	 	                                           NINE MONTHS ENDED
		                                            AUGUST 31,   AUGUST 31,
		                                              2000	         1999
CASH FLOW FROM OPERATIONS:
  Net Loss            	                    $  (75,560)   $(200,853)
  Adjustment to reconcile net loss to net
    cash provided by operations:
  Depreciation and amortization	              377,114      288,573
  Changes in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                     (351,644)     215,129
     Inventories	                             642,284      (54,911)
     Other                                      4,966          (92)
    Increase (Decrease) in:
     Accounts payable                         214,074      481,486
     Customer deposits	                        10,785      (37,598)
     Accrued expenses                        (192,776)     (56,659)
     Income taxes, net                           -         (55,781)

        Total adjustments                     704,803      780,147

 Net cash provided by operations              629,243      579,294

CASH USED IN INVESTING ACTIVITIES -
 Purchases of property, plant and equipment      -       (251,004)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock
      from treasury                              -          2,945
  Increase (decrease)in short-term loan      (829,463)   1,432,210
  Decrease in long-term loan                  (56,755)  (1,720,977)

  Net cash used in financing activities       (886,218)    (285,822)

Net increase (decrease) in cash               (256,975)      42,468

Cash at beginning of the period                273,303       13,743

Cash at end of the period	                 $    16,328    $  56,211

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
   Interest                                 $  434,200    $ 359,487
   Income taxes                                  4,790        3,952

See accompanying notes to financial statements.


                     ART'S-WAY MANUFACTURING CO., INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Statement Presentation
 The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management,necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended November 30, 1999. The results of operations for the third quarter ended August 31, 2000 are not necessarily indicative of the results for the fiscal year ending November 30, 2000.

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

3.	INVENTORIES

        Major classes of inventory are:        August 31,      November 30,
                                                  2000             1999

             Raw material                      $1,493,052      $ 1,146,456
             Work-in-process                    2,655,586        3,362,003
             Finished goods                     4,283,890        4,566,353

                     Total                    $ 8,432,528       $9,074,812

4.	ACCRUED EXPENSES

       Major components of accrued expenses are:
                                               August 31,      November 30,
                                                  2000            1999

            Salaries, wages and commissions    $ 393,854        $ 337,611
            Other                                329,798          578,817

                Total                         $  723,652        $ 916,428

5.	LOAN AND CREDIT AGREEMENTS

   Line of Credit

   The Company has a credit agreement with a bank which allows for borrowings up to $4,500,000, subject to borrowing base percentages on the Company's accounts receivable and inventory, and allowing for letters of credit for $100,000. At November 30, 1999 the Company had borrowed $3,648,888 and has $100,000 in outstanding letters of credit. At August 31, 2000 the Company has borrowed $3,032,725 and has $100,000 in out-standing leters of credit. At November 30, 1999 and August 31, 2000, $182,000 and $281,000 was available for borrowings, respectively. The interest rate is based on the bank's referenced rate and is variable based upon certain performance objectives with a maximum of plus 3.00% of the referenced rate and a minimum of plus zero (12.50% at August 31, 2000).

   The Company also has a long-term loan with the bank with an original principal amount of $1,991,000. The principal amount is repayable in monthly installments of $23,700 with the remaining balance due October 2000.

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

   At November 30, 1999 the Company was in default of a loan covenant, the fixed maturity coverage, of their credit facility and installment promissory note. The lender notified the Company, that the current loan agreement provided that the lender might, as a result of any event of default, accelerate the payment of all obligations. As a result, all long-term borrowings associated with this lender have been classified as current. The lender did not call for the acceleration of the payment of all obligations, but had the right to do so at any time.

   The initial term of the loan ended on August 31, 2000.
   In a letter dated May 26, 2000, the Company was notified
  	that the lender did not intend to extend the term of the loan agreement beyond the termination date. Therefore, all of the obligations outstanding under the credit agreement and long term loan amounting to $4,383,825 at August 31, 2000 were due and payable on August 31, 2000.

  	On August 31, 2000 the loan agreement was amended, and the lender agreed to forbear the lender from exercising its rights and remedies under the loan agreement until October 15, 2000 and to extend the maturity date of the loan agreement to October 15, 2000.

   Effective October 15, 2000 the loan agreement was amended.
   As part of this amendment,the lender agreed to forbear the lender from exercising its rights and remedies under the loan agreement until any future event of default or January 15, 2001, whichever is earlier. The amendment also extended the maturity date of the loan agreement to January 15, 2001.

   The Company continues to pursue financing with other lending institutions and explore different alternate financing arrangements. Lending institutions are reluctant to expand their loan portfolios in the agriculture sector of the economy until the depressed state of the farm economy improves. In addition, the size of the loan is difficult to place as the loan required is too large and specialized for many local lenders and too small for the regional and national lenders.

  	While the Company believes a new credit facility will be obtained, there is no assurance of such. If the Company is unable to obtain a new credit facility prior to the expiration of its existing facility on January 15, 2001, it will be unable to repay its outstanding balance due January 15, 2001.

  	A summary of the Company's long-term debt is as
     follows:
		                               			        August 31,  November 30,
                                               2000         1999
 Installment promissory note payable
	in monthly installments of $23,700
	plus interest at three percent
	over the bank's national money
	market rate (12.50%), secured
 by the cash, accounts receivable,
 inventories and property, plant
 and equipment                            $1,351,100      $1,564,400

 State of Iowa Community Development
	Block Grant promissory notes at zero
 percent interest, maturity 2006 with
 quarterly principal payments of
  $11,111                                 $  266,668      $  300,000

 State of Iowa Community Development
 Block Grant local participation
 promissory notes at 4% interest,
 maturity 2006, with quarterly
 payments of $7,814                       $  171,910      $  195,333


         Total long-term debt            $ 1,789,678      $2,059,733

   Less current portion of
         long-term debt                    1,426,801       1,640,101

   Long-term debt, excluding
             current portion             $   362,877      $  419,632


                                    Item 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

(a)	Material Changes in Financial Condition

    The Company's main source of funds for the nine months ended August 31, 2000 was a decrease in inventories and an increase in accounts payable. These two main sources of funds were offset partially by an increase in receivables and a decrease in accrued liabilites. The positive cash flow allowed for the reduction in bank borrowings.

    The conditions existing in the agriculture economy, in addition to adversely impacting sales, has also resulted in a deterioration of the Company's accounts receivable. The
    Company believes it has provided an adequate reserve for uncollectible accounts based on currently available information.

    As of August 31, 2000, the Company had no material commitments for capital expenditures.
    The Company has a credit agreement with a bank which allows for borrowings up to $4,500,000, subject to borrowing base percentages on the Company's accounts receivable and inventory, and allowing for letters of credit for $100,000. At November 30, 1999, the Company had borrowed $3,648,888 and had $100,000 in outstanding letters of credit. At August 31, 2000, the Company has borrowed $3,032,725 and has $100,000 in outstanding letters of credit. At August 31, 2000, $281,000 was available for borrowings.

    During 1999, the Company was notified by its lender that the Company does not fit the lender's customer profile and was requested to relocate its financing needs.

    At November 30, 1999, the Company was in default of a loan covenant, the fixed maturity coverage, of their credit facility and installment promissory note.
	   The lender has notified the Company that the current loan agreement provides that the lender may, as a result of
   	any event of default, accelerate the payment of all obligations. The lender did not call for this acceleration, but has the right to do so at any time.
   	The lender assessed an additional 2.0% interest factor to its credit facility.

    The initial term of the loan ended on August 31, 2000.
    In a letter dated May 26, 2000, the Company was notified that the lender did not intend to extend the term of the loan agreement beyond the termination date. Therefore, all of the obligations outstanding under the credit agreement and long term loan amounting to $4,383,825 at August 31, 2000 were due and payable on August 31, 2000.

   	On August 31, 2000, the loan agreement was amended and the lender agreed to forbear the lender from exercising its rights and remedies under the loan agreement until October 15, 2000 and to extend the maturity date of the loan agreement to October 15, 2000. The amendment contains essentially the same terms as the initial agreement except for the interest rate, which has been increased from one-half percent to three percent over the bank's referenced rate (9.5%). At August 31, 2000 the loan bears interest at 12.5% per annum.

    Effective October 15, 2000 the loan agreement was amended. As part of this amendment, the lender agreed to forbear the lender from exercising its rights and remedies under the loan agreement until any future event of default or January 15, 2001, whichever is earlier. The amendment also extended the maturity date of the loan agreement to January 15, 2001.

    The Company continues to pursue financing with other lending institutions and explore different alternate financing arrangements. Lending institutions are reluctant to expand their loan portfolios in the agriculture sector of the economy until the depressed state of the farm economy improves. In additon, the size of the loan is difficult to place as the loan required is too large and specialized for many local lenders and too small for the regional and national lenders.

   	While the Company believes a new credit facility will be obtained, there is no assurance of such. If the Company is unable to obtain a new credit facility prior to the
	   expiration of its existing facility on January 15, 2001, it will be unable to repay its outstanding balance due.

	   The Company believes the funding expected to be generated from operations and provided by the new credit facility when established, and its existing borrowing capacity will be sufficient to meet working capital and capital investment needs.

    (b)	Material Changes in Results of Operations

    For the quarter ended August 31, 2000, total sales were 18%
   	lower than the quarter ended August 31, 1999. OEM sales were 10% higher and sales of Art's-Way branded equipment were 20% lower. OEM sales reflect high service parts sales.
    The decline in sales of Art's-Way branded products results from a reduced demand for feed processing products and beet equipment due to the continuing weakness in the farm economy.

   	For the year to date ended August 31, 2000, total sales were 18% below the previous year. Both Art's-Way branded product and OEM product sales continue to be effected by the general weakness in the farm economy, particularly weakness in the livestock and grain markets.

   	Major cost reduction programs were implemented effective December 1, 1999. These cost reductions have served to maintain the gross profit as a percent of sales and also to reduce operating expenses and resulted in income from operations improving by 113% year to date ended August 31,2000 when compared to the same period the previous year.

    The increase in interest expense results from higher interest rates. These higher rates are a combination of the increase in prime rate and the implementation of an additional 2% interest factor by our prime lender. Due to the distressed agricultural economy, the Company will not record any tax benefits until the Company returns to profitability.

   	Although the farm economy remains distressed, the order backlog as of August 31, 2000 is $2,300,000 compared to $1,400,000 a year ago. These orders will principally be delivered by the end of the fourth quarter of the current fiscal year.

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

                         ART'S-WAY MANUFACTURING CO., INC.


    Date     October 16, 2000         /s/William T. Green
                                    (William T. Green, President,
                                      Chief Financial Officer)