Form 10-K
period 2000-11-30
ARTS WAY MANUFACTURING CO INC
filed 2001-03-01
CIK 7623

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                  FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2000     Commission File No. 0-5131

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant on February 8, 2001: $2,710,540

Number of common shares outstanding on February 8, 2001: 1,256,351.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders to be filed within 120 days of November 30, 2000 are incorporated by reference into Part III.

                          Art's-Way Manufacturing Co., Inc.
                              Index to Annual Report
                                   on Form 10-K


Part I                                                              Page
     Item 1 - Description of Business                             3 thru 5

     Item 2 - Properties                                             5

     Item 3 - Legal Proceedings                                      5

     Item 4 - Submission of Matters to a Vote of Security Holders    5

Part II
     Item 5 - Market for the Registrant's Common Stock and
              Related Security Holder Matters                        6

     Item 6 - Selected Financial Statement Data                      7

     Item 7 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations      7 thru 12

     Item 7A -Quantitative and Qualitative Disclosures
              About Market Risk                                     12

     Item 8 - Financial Statements and
              Supplemental Data                                     12

     Item 9 - Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                   12

Part III
     Item 10- Directors and Executive Officers of the Registant     13

     Item 11- Executive Compensation                                13

     Item 12- Security Ownership of Certain Beneficial Owners
              and Management                                        13

     Item 13- Certain Relationships and Related Transactions        13

Part IV

     Item 14- Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                   14

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

	(b)   Financial Information About Industry Segments

	In accordance with accounting principles, generally accepted in the United States of America, Art's-Way has only one industry segment, metal fabrication.

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

 Private label manufacturing of farm equipment accounted for 31%, 30%, and 43% of total sales for the years ended November 30, 2000, 1999 and 1998 respectively. The Company estimates private label manufacturing for the next twelve months to be approximately 28% of sales.

	Art's-Way labeled products are sold through farm equipment dealers throughout the United States. There is no contractual relationship with these dealers to distribute our products and dealers may sell a competitor's product line but are discouraged from doing so.

	Raw materials are acquired from domestic sources and normally are readily available.

	The Company maintains patents and manufacturing rights on several of its products covering unique aspects of design and has trademarks covering product identification. Royalties are paid by the Company for use of certain manufacturing rights. The validity of its patents has not been judicially determined and no assurance can be given as to the extent of the protection that the patents afford. In the opinion of the Company, its patents, trademarks and licenses are of value in securing and retaining business. The Company currently has three patents that expire in various years beginning in 2001 through 2012. The Company believes that patents expiring in 2001 will have no effect on the Company's business.

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

	The Company has an OEM supplier agreement with Case Corporation. Under the OEM agreement the Company has agreed to supply Case's requirements for certain feed processing, tillage equipment and service parts under Case's label. The agreement has no minimum requirements and can be cancelled upon certain conditions.
	For the years ended November 30, 2000, 1999 and 1998, sales to Case aggregated approximately 22%, 30%, and 40% of total sales, respectively.

	The backlog of orders on February 9, 2001 was approximately $1,900,000 compared to approximately $5,000,000 a year ago. The decrease is a combination of Art's-Way branded products and OEM products. The order backlog is expected to be shipped
	during the current fiscal year.

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

	The Company is engaged in experimental work on a continual basis to improve the present products and create new products. Research costs for the current fiscal year were primarily expended on the development of a new potato harvester and the continuing development of beet harvesting equipment. All research costs are expensed as incurred. Such costs approximated $302,000, $310,000 and $385,000 for the years ended November 30, 2000, 1999 and 1998, respectively. (See also Note 1 to the Financial Statements).

	The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of materials into the environment. The Company does not anticipate that they will have future expenses or capital expenditures relating to compliance with such regulations.

	During the year ended November 30, 2000, the Company had peak employment of 137 full-time employees,of which 107 were factory and production employees, 10 were engineers and engineering draftsman, 17 were administrative employees and 3 were in sales and sales management. Employee levels tend to fluctuate based upon the seasonality of the product line.

	The Company's employees are not unionized. There has been no work stoppage in the Company's history and no stoppage is, or has been, threatened. The Company believes its relationship with its employees is good.

	(d) Financial Information about Foreign and Domestic Operation and Export Sales

	The Company has no foreign operations; its export sales, primarily to Canada, accounted for less than 1% of sales and less than 1%
 of operating loss in the years ended November 30, 2000, 1999 and 1998.

Item 2.  Properties

	The existing executive offices, production and warehousing facilities of Art's-Way are built of hollow clay block/concrete and contain approximately 240,000 square feet of usable space. Most of these facilities have been constructed since 1965 and are in good condition. The Company owns approximately 132 acres of land west of Armstrong, Iowa, which includes the factory and inventory storage space. The Company currently leases excess land to third parties for farming.

Item 3.  Legal Proceedings

	Various legal actions and claims are pending against the Company consisting of ordinary routine litigation incidental to the business. In the opinion of management, adequate provisions have been made in the accompanying financial statements for all pending legal actions and other claims. (See also Note 10 to Financial Statements.)

Item 4.  Submission of Matters to a Vote of Security Holders

	Not Applicable.

                                PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

	(a) Price Range of Common Stock

                          Per Share Common Stock Bid Prices by Quarter

                           Year Ended      		Year Ended
                        November 30,2000      	   November 30, 1999
                           High    Low      		High     Low
       First Quarter       4.219   3.500              5.875    5.000
       Second Quarter      4.125   3.000              5.250    4.000
       Third Quarter       4.000   3.250    	         5.375    3.750
       Fourth Quarter      3.500   3.000              4.250    3.000

The Common Stock trades on The NASDAQ Small Cap Stock Market under the symbol ARTW. The range of closing bid prices shown above is as reported by Small Cap NASDAQ.The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

(b)   Approximate Number of Equity Security Holders

                                        Approximate number of
          Title of Class     Round Lot Shareholders as of February 12,2001
        Common Stock, $.01
            Par Value                        400

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

(a)   Selected Income Statement Data (In Thousands of Dollars,
      Except Per Share Amounts)

                               Year       Year     Year
                               Ended      Ended    Ended
                               Nov. 30   Nov. 30, Nov. 30,
                                2000      1999     1998
  Net Sales                    $14,229   $17,227  $23,633
  Net Income (Loss)            $(2,166)  $  (630) $  (324)
  Income (Loss)
   Per Share:
    Basic                      $ (1.72)  $  (.50) $  (.26)
    Diluted                    $ (1.72)  $  (.50) $  (.26)
  Common Shares
  and Equivalents
  Outstanding:
    Basic                     1,256,351 1,248,456 1,245,931
    Diluted                   1,256,351 1,248,456 1,245,931

(a) Selected Balance Sheet Data (In Thousands of Dollars, Except Per Share Amounts)
                               Nov.30,    Nov.30      Nov.30
                                2000       1999        1998
  Total Assets                 $10,707    $15,078     $16,854
  Long-Term Debt               $   345    $   420     $ 2,160
  Dividends Per Share          $   .00    $   .00     $   .00

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

The following discussion and analysis of financial condition and results of operations of the Company are based on the Financial Statements and the notes thereto included herein.

(a) and (b)   Liquidity and Capital Resources

Twelve months ended November 30, 2000

The Company's main source of funds was a reduction in accounts receivable and inventories. The accounts receivable decrease results primarily from the lower sales volume. The decrease in inventories results from the lower sales volume combined with concentrated efforts to reduce inventory levels. The positive cash flow from operations allowed for the reduction in bank borrowings. There were no capital expenditures during the fiscal year ended November 30, 2000.

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

Capital Resources

The Company has a loan agreement with a bank that provides for a revolving line of credit and a long-term loan.

The revolving line of credit allows for borrowings up to $4,500,000 subject to borrowing base percentages on the Company's accounts receivable and inventory, and allowing for letters of credit for $100,000.
At November 30, 2000 the Company has borrowed $2,552,183 and has
$100,000 in outstanding letters of credit. At November 30, 1999 the Company had borrowed $3,648,888 and had $100,000 in outstanding letters of credit. At November 30, 2000 and 1999, $212,000 and $182,000 were available for borrowings, respectively. The interest rate is based on the bank's referenced rate and is variable based upon certain performance objectives with a maximum of plus 3.00% of the referenced rate and a minimum of plus zero (12.50% at November 30, 2000).

The long-term loan was for an original principal amount of $1,991,000. The principal amount is repayable in monthly installments of $23,700 with the remaining balance due April 2001.

All loans, advances and other obligations, liabilities and indebtedness of the Company are secured by all present and future assets. The Company pays an unused line fee equal to three-eighths of one percent of the unused portion of the revolving line of credit.

During 1999 the Company was notified by its lender that the Company does not fit the lender's customer profile and was requested to relocate its financing needs.

At November 30, 2000 and 1999, the Company was in default of a loan covenant, the fixed maturity coverage, of their credit facility and installment promissory note. The lender notified the Company that the current loan agreement provided that the lender may, as a result of any event of default, accelerate the payment of all obligations.
As a result, all long-term borrowings associated with this lender had been classified as current. The lender did not call for the acceleration of the payment of all obligations, but retained the right to do so at any time.

The initial term of the loan agreement ended on August 31, 2000.
In a letter dated May 26, 2000 the Company was notified that the lender did not intend to extend the term of the loan agreement beyond the termination date. Therefore, all of the obligations outstanding under the credit agreement and long term loan amounting to $4,383,825 at August 31, 2000 were due and payable on August 31, 2000.

On August 31, 2000 the loan agreement was amended and the lender agreed not to exercise its rights and remedies under the loan agreement until October 15, 2000 and to extend the maturity date of the loan agreement to October 15, 2000.

Effective October 15, 2000 the loan agreement was amended. As part of this amendment, the lender agreed not to exercise its rights and remedies under the loan agreement unless there was a future event of default or January 15, 2001 passed, whichever occured earlier. The amendment also extended the maturity date of the loan agreement to January 15, 2001.

Effective January 15, 2001 the loan agreement was amended. As part of this amendment, the lender agreed not to exercise its rights and remedies under the loan agreement unless there was a future event of default or February 15, 2001 passed, whichever occurred earlier. The amendment also extended the maturity date of the loan agreement to February 15, 2001.

Effective February 15, 2001 the loan agreement was amended. As part of this amendment, the lender agreed not to exercise its rights and remedies under the loan agreement unless there is a future event of default or April 15, 2001 passes, whichever occurs earlier. The amendment also extended the maturity date of the loan agreement to April 15, 2001.

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

While the Company believes a new credit facility will be obtained, there is no assurance of such. If the Company is unable to obtain a new credit facility prior to the expiration of its existing facility on April 15, 2001, it will be unable to repay its out-standing balance due April 15, 2001.

The Company's current ratio and its working capital are as shown in the following table:

                        November 30, November 30, November 30,
                            2000          1999       1998
Current Assets          $8,610,676  $11,910,297  $14,131,370
Current Liabilities     $6,308,381  $ 8,438,446  $ 7,884,736
Working Capital         $2,302,295  $ 3,471,851  $ 6,246,634

Current Ratio                1.4          1.4        1.8

The Company believes the funding expected to be generated from operations and provided by the new credit facility when established, and its existing borrowing capacity will be sufficient to meet working capital and capital investment needs.

(c)   Results of Operations

Twelve months ended November 30, 2000 compared to the twelve months ended November 30, 1999

Revenue decreased 17% to $14,229,000 from $17,227,000 while the Company recorded a net loss of $2,166,000 ($1.72 per share) compared to a net loss of $630,000 ($.50 per share) in the prior year. Revenues from Art's-Way branded products were down 18% while
OEM sales decreased 16%. The reduction in sales reflects the continuing weakness in the farm economy. The agricultural niche markets the Company serves were all hit very hard by declining prices in both livestock and commodities. The sugar beet industry has suffered from over production and increasing competition from the sugar cane industry and competition from foreign sources. These market situations and a general lack of confidence by U.S. farmers in the direction the U.S. agricultural industry will move has adversely affected the Company. The one main area of good activity was the cattle industry where increased demand for beef caused an increase in beef cattle prices, which resulted in good demand for our feed processing equipment.

Gross profit as a percent of sales decreased from 23% for the year ended November 30, 1999 to 17% for the year ended November 30, 2000. This decrease was primarily due to selling old inventory at distressed prices and a $780,000 inventory valuation writedown to realign the inventory values to current market conditions in the agricultural industry. Manufacturing costs were approximately $1,000,000 lower in fiscal year 2000 than in 1999 due to the cost reduction measures implemented December 1, 1999.

Operating expenses were down $675,000 from the previous year even after recognizing approximately $189,000 in bad debt expense associated with customers struggling or going out of business in the distressed agriculture economy. This reduction in operating expenses was due to the cost reduction measures implemented December 1, 1999.

Other deductions decreased slightly from the previous year. Interest on lower bank borrowings was offset by higher interest rates. Lower costs on the Company's program to offer floor plan financing to our larger dealers reflects the reduced sales levels.

The Company has implemented cost reduction programs that have reduced its work force from 123 to 97, which, when combined with other cost reductions, will reduce manufacturing and operating overhead by approximately $1,200,000. Other cost reductions include reduced manufacturing costs accomplished through manufacturing efficiency improvement programs, reduced warranty costs accomplished through quality programs and other variable cost controlling initiatives. The
Company is now structured to be more market responsive and profitable. Additionally, there are opportunities to supply major OEM's with their branded products and to build component parts for other manufacturing companies. These actions will serve to return the Company to profitability in fiscal year 2001.

The Company believes the current farm economy has reduced the number of our competitors, our core business has bottomed out and, with our diversification efforts, feel we are now positioned to move back to a growth mode.

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

A lower level of borrowings resulted in lower interest costs. Other expenses decreased $74,000. Higher costs on the Company's program to offer floor plan financing to our larger dealers through a third party was offset by a debt forgiveness on some of the Company's State of Iowa Community Development Block Grant loans. The EDSA loan agreement provided that if the Company met certain contract obligations in regard to job creation/retention, demonstrating 51% benefit to low and moderate-income individuals and investment, $100,000 of the debt would be forgiven. Upon compliance with this provision during 1999, the Company's long-term borrowings of $100,000 were forgiven and included in other income.

Utilization of Deferred Tax Assets

The Company has established a deferred tax asset valuation allowance of approximately $1,258,000 and $166,000 at November 30, 2000 and 1999 respectively, due to the uncertainty of realizing various NOL and tax credit carryforwards. There was no valuation allowance for deferred tax assets at November 30, 1998. In assessing the realizability of deferred tax assets for these years, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the reversal of deferred tax liabilities, the expiration dates of tax credits and carry-forwards and projected future taxable income, management believes it is more likely than not the Company will realize the benefits of the November 30, 2000 net deferred tax assets. See also Note 9 to the Financial Statements.

(d) Effect of New Accounting Standards

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended," which establishes accounting and reporting standards for derivative instruments. SFAS 133 requires that all derivatives be recognized in the balance sheet and measured at fair value, and is not effective for the Company until January 1, 2001. The Company is in the process of evaluating the potential impact of this standard, but believes that it will be immaterial to its financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, primarily from changes in interest rates, associated with the variable rates on its debt and its accounts receivable financing.

Item 8.  Financial Statements and Supplemental Data

Financial Statements and Supplemental Data for the years ended
November 30, 2000, 1999 and 1998, are presented in a separate section of this Report following Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

                               PART III

Item 10.   Directors and Executive Officers

The information required by Item 10 is incorporated by reference from the definitive Proxy Statement to be filed, pursuant to Regulation 14A, within 120 days after November 30, 2000 and is included as Exhibit 99.1 hereto and incorporated herein by this reference.

Item 11.  Executive Compensation

The information required by Item 10 is incorporated by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A, within 120 days after November 30, 2000 and is included as Exhibit
99.1 hereto and incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 10 is incorporated by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A, within 120 days after November 30, 2000 and is included as Exhibit
99.1 hereto and incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

The information required by Item 10 is incorporated by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A, within 120 days after November 30, 2000 and is included as Exhibit
99.1 hereto and incorporated herein by this reference.

                                 PART IV

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

   99.1 Proxy Statement for 2000 Annual Meeting to be filed on or before 120 days after November 30, 2000.


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

We conducted our audits in accordance with auditing standards generally
accepted in the United States of America.   Those standards
require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at November 30, 2000 and 1999, and the results of its operations and its cash flows for the years ended November 30, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses from operations and has an approaching debt maturity date that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

		                   	KPMG LLP


Omaha, Nebraska
January 12, 2001, except
as to note 14, which is
as of February 23, 2001


                       ART'S-WAY MANUFACTURING CO., INC.

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE


FINANCIAL STATEMENTS

Statements of Operations -
    Years ended November 30, 2000, 1999 and 1998, .................     F-3

Balance Sheets -
    November 30, 2000 and 1999 ....................................   F-4 - F-5

Statements of Stockholders' Equity -
    Years ended November 30, 2000, 1999and 1998 ...................     F-6

Statement of Cash Flows -
    Years ended November 30, 2000,1999 and 1998 ...................     F-7

Notes to Financial Statements -
    Years ended November 30, 2000, 1999 and 1998...................  F-8 - F-17

SCHEDULE SUPPORTING FINANCIAL STATEMENTS

    Schedule VII  -  Valuation and Qualifying Accounts.............     S-1


All other schedules have been omitted as the required information is not applicable or the information is included in the financial statements or related notes.


                       ART'S-WAY MANUFACTURING CO., INC.
                           STATEMENTS OF OPERATIONS


       		                        YEARS ENDED
  		                November 30,  November 30,   November 30,
		                      2000	         1999	          1998

NET SALES	            $14,229,178  $ 17,226,760   $23,632,927
COST OF GOODS SOLD     11,867,404    13,299,177    18,636,315

GROSS PROFIT            2,361,774     3,927,583     4,996,612

EXPENSES:
 Engineering	          	  439,511       439,666      632,541
 Selling	                 701,289     1,234,599    1,463,497
 General and
   administrative	      2,128,164     2,269,710    2,632,512
     Total expenses     3,268,964     3,943,975    4,728,550

LOSS FROM OPERATIONS     (907,190)      (16,392)     268,062

OTHER DEDUCTIONS:
    Interest expense   	 (559,785)     (525,237)    (558,988)
    Other	               (148,454)     (196,544)    (270,397)
     Net deductions      (708,239)     (721,781)    (829,385)

LOSS BEFORE
  INCOME TAXES	        (1,615,429)     (738,173)    (561,323)

INCOME TAX  EXPENSE
 (BENEFIT)                550,557      (108,247)    (237,435)

NET LOSS              $(2,165,986)    $(629,926)   $(323,888)

LOSS PER SHARE
  Basic                 $  (1.72)     $   (0.50)   $   (0.26)
  Diluted                  (1.72)         (0.50)       (0.26)

COMMON SHARES AND
 EQUIVALENT OUTSTANDING:
  Basic               1,256,351        1,248,456     1,245,931
  Diluted             1,256,351        1,248,456     1,245,931

See accompanying notes to financial statements.


                         ART'S-WAY MANUFACTURING CO., INC.
                                   BALANCE SHEETS

                                       November 30,     November 30,
      		                                  2000	       	   1999
ASSETS

CURRENT ASSETS:
 Cash                         	       $     4,375      $    273,303
 Accounts receivable-customers,
    net of allowance for doubtful accounts
    of $76,303 and $223,696
    in 2000 and 1999
    respectively                         1,331,308         2,461,502
 Inventories                             7,184,324         9,074,812
 Other current assets                       90,669           100,680

     Total current assets                8,610,676        11,910,297

PROPERTY, PLANT AND EQUIPMENT,
 at cost                                10,603,061        10,627,792
   Less accumulated depreciation         8,569,234         8,073,069

   Net property, plant and equipment 	   2,033,827         2,554,723

DEFERRED INCOME TAXES		                     62,900           613,457

        TOTAL	                      $   10,707,403     $  15,078,477

See accompanying notes to financial statements.



      		                               November 30,      November 30,
	                                         2000		            1999
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to bank                 $ 2,552,183       $ 3,648,888
  Current portion of long-term debt       1,355,023         1,640,101
  Accounts payable                        1,286,643         2,113,168
  Customer deposits                         127,196           119,861
  Accrued expenses                          987,336           916,428

    Total current liabilities	            6,308,381         8,438,446

LONG-TERM DEBT, excluding current
    portion                                 344,609           419,632

         Total liabilities                6,652,990         8,858,078

STOCKHOLDERS' EQUITY:
  Common stock - $.01 par value.  Authorized
   5,000,000 shares;
   issued 1,340,778 shares                   13,408            13,408
  Additional paid-in capital              1,559,037         1,559,037
  Retained earnings                       3,291,782         5,457,768
 		                                       4,864,227         7,030,213

  Less cost of common shares in treasury of
   84,427                                   809,814           809,814

      Total stockholders' equity	         4,054,413         6,220,399

      TOTAL	                            $10,707,403       $15,078,477

See accompanying notes to financial statements.


                        ART'S-WAY MANUFACTURING CO., INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED NOVEMBER 30, 2000, 1999 AND 1998

					      Additional
	          Number of  Stated/   Paid-In   Retained     Treasury
	           Shares   Par Value  Capital   Earnings       Stock     Total
BALANCE, NOVEMBER 30, 1997
          1,245,931  $13,408  $1,618,453 $6,411,582   $(909,749)$7,133,694
  Net Loss              -	          -	     (323,888)       - 	    (323,888)
BALANCE, NOVEMBER 30, 1998
         1,245,931    13,408   1,618,453  6,087,694    (909,749) 6,809,806
 Net Loss	              -           -	     (629,926)       -      (629,926)
 Shares reissued from treasury
           10,420       -        (59,416)      -         99,935     40,519
BALANCE, NOVEMBER 30, 1999
        1,256,351    $13,408  $1,559,037 $5,457,768   $(809,814)$6,220,399
 Net loss               -           -    (2,165,986)       -    (2,165,986)
BALANCE NOVEMBER 30, 2000
        1,256,351    $13,408  $1,559,037 $3,291,782   $(809,814)$4,054,413

See accompanying notes to financial statements.


                          ART'S-WAY MANUFACTURING CO., INC.
                              STATEMENTS OF CASH FLOWS

          			                          YEARS ENDED
			                               Nov.30,    Nov.30,      Nov.30,
                                    2000       1999         1998
CASH FLOWS FROM OPERATIONS:
  Net loss                     $ (2,165,986) $(629,926)  $(323,888)
  Adjustments to reconcile net
  income (loss) to net cash provided
  (used) by operating activities:
  (Gain)loss on sale of property, plant
    and equipment                   (6,616)      (6,650)     6,798
Depreciation and amortization	     517,462      579,931    481,176
Changes in assets and liabilities:
(Increase) decrease in:
 Accounts receivable             1,130,194    1,294,329   (749,994)
 Inventories	                    1,890,488      313,449   (633,792)
 Income taxes recoverable             -          49,000     50,000
 Other current assets               10,011      174,464   (120,969)
Increase (decrease) in:
 Accounts payable	                (826,525)     232,770   (189,186)
 Customer deposits	                  7,335        7,959      5,109
 Accrued expenses                   70,908     (247,843)   374,887
 Deferred income taxes             550,557     (105,015)  (159,145)
Net cash provided (used)
by operating activities          1,177,828    1,662,468 (1,259,004)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and
 equipment                           -         (270,801)   (518,445)
Proceeds from sale of property,
 plant and equipment               10,050         6,650       1,850
Net cash provided by (used in)
 investing activities              10,050      (264,151)   (516,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of)
 notes payable to bank	        (1,096,705)     (719,415)  1,196,007
Proceeds from long-term debt         -             -      1,008,800
Principal payments on
 long-term debt                  (360,101)     (459,861)   (424,157)
Proceeds from issuance of common
 stock from treasury	                -           40,519        -
Net cash provided by (used in)
 financing activities	         (1,456,806)   (1,138,757)  1,780,650

Net increase (decrease) in cash  (268,928)      259,560       5,051

Cash at beginning of period       273,303        13,743       8,692

Cash at end of period	        $     4,375       273,303   $  13,743

Supplemental disclosures of cash
 flow information:
Cash paid during the period for:
 Interest	                      $  559,785  $  525,237   $  558,988
 Income taxes	                       4,790       3,952        2,094

See accompanying notes to financial statements.

				ART'S-WAY MANUFACTURING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	NATURE OF BUSINESS

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

	Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

	RESEARCH AND DEVELOPMENT

	Research and development costs are expensed when incurred. Such costs approximated $302,000, $310,000 and $385,000 for the years
 ended	November 30, 2000, 1999 and 1998 respectively.
 INCOME (LOSS) PER SHARE

	Basic income per common share is computed on the basis of weighted average number of common shares. Diluted income per share is computed on the basis of weighted average number of common shares plus equivalent shares assuming exercise of stock options.

 The difference in shares utilized in calculating basic and diluted earnings per share represents the number of shares issued under the Company's stock option plans less shares assumed to be purchased with proceeds from the exercise of the stock options. Due to the net loss in 2000, 1999 and 1998, the anti-dilutive effect of the Company's stock option plans
	is not included in the calculation of diluted earnings per share for those periods.

      TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

 The Company has entered into an agreement whereby it can sell accounts receivable to a financial institution. The agreement provides for the Company to pay monthly interest on the face amount of each invoice at a rate of 2.75% over the prime rate from the date of the invoice for 180 days, or the date of customer payment, whichever occurs first. The buyer is responsible for servicing the receivables, and has recourse to the Company for receivables outstanding greater than 180 days. Under SFAS No. 125, the sale of the receivables are reflected as a reduction of trade accounts receivable. At November 30, 2000 and 1999, there
	were $863,000 and $1,419,000, respectively, of receivables outstanding which the Company has sold relating to this agreement.

	STOCK BASED COMPENSATION

	The Company accounts for stock options in accordance with the provisions of APB Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Accordingly, the Company has not recognized compensation expense for its options granted in the years ended November 30, 2000,
 1999 and 1998. SFAS Statement No. 123, Accounting for Stock-
	Based Compensation, permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. FASB Statement No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and income per share disclosure for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in FASB Statement No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of FASB Statement No. 123. See note 7 for additional discussion and pro-forma disclosures.

	USE OF ESTIMATES

	Management of the Company has made a number of estimates and assumptions related to the reported amount of assets and liabilities, reported amount of revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

	RECLASSIFICATIONS

	Certain amounts in prior year's financial statements and related notes have been reclassified to conform to the 2000 presentation.

2.	INVENTORIES

        Major classes of inventory are:
                                          November 30,    November 30,
                                              2000           1999
          Raw materials                   $ 1,054,509      $1,146,456
          Work in process                   2,070,323       3,362,003
          Finished goods                    4,059,492       4,566,353
             Total                         $7,184,324      $9,074,812

3.	PROPERTY, PLANT AND EQUIPMENT

        Major classes of property, plant
         and equipment, at cost, are:      November 30,    November 30,
                                              2000            1999
        Land                               $  180,909     $  180,909
        Buildings and improvements          2,615,573      2,615,573
        Manufacturing machinery and
         equipment                          7,555,774      7,555,774
        Trucks and automobiles                130,923        155,654
        Furniture and fixtures                119,882        119,882
           Total                         $ 10,603,061   $ 10,627,792

4.	ACCRUED EXPENSES

        Major components of accrued expenses are:
                                          November 30,    November 30,
                                             2000            1999
        Salaries, wages and commissions   $  419,941      $ 337,611
        Accrued warranty expense             106,667        100,000
        Other                                460,728        478,817
            Total                         $  987,336     $  916,428

5.	LOAN AND CREDIT AGREEMENTS

	Line of Credit

	The Company has a credit agreement with a bank which allows for borrowings up to $4,500,000 subject to borrowing base limitations related to the Company's accounts receivable and inventory, and allowing for letters of credit for $100,000. At November 30, 2000 the Company has borrowed
 $2,552,183 and has $100,000 in outstanding letters of credit.
 At November 30, 1999 the Company had borrowed $3,648,888 and had $100,000 in outstanding letters of credit. At
 November 30, 2000 and 1999, $212,000 and $182,000 were
 available for borrowings, respectively. The interest rate is based on the bank's referenced rate and is variable based upon certain performance objectives with a maximum of plus
 3.00% of the referenced rate and a minimum of plus zero
 (12.50% at November 30, 2000).

 The Company also has a long-term loan with the same bank with an original principal amount of $1,991,000. The principal amount is repayable in monthly installments of $23,700 with the remaining balance due February 2001.

 All loans, advances and other obligations, liabilities and indebtedness of the Company are secured by all present and future assets. The Company pays an unused line fee equal to three-eighths of one percent of the unused portion of the revolving line of credit. During 1999 the Company was notified by its lender that the Company does not fit the lender's customer profile and was requested to relocate its financing needs.

 At November 30, 2000 and 1999, the Company was in default of a loan covenant, the fixed maturity coverage, of their credit facility and installment promissory note. The lender notified the Company that the current loan agreement provided that the lender may, as a result of any event of default, accelerate the payment of all obligations. As a result, all long-term borrowings associated with this lender had been classified as current. The lender did not call for the acceleration of the payment of all obligations, but had the right to do so at any time.

 The initial term of the loan expired on August 31, 2000. In a letter dated May 26, 2000 the Company was notified that the lender did not intend to extend the term of the loan agreement beyond the termination date. Therefore, all of the obligations outstanding under the credit agreement and long term loan amounting to $4,383,825 at August 31, 2000 were due and payable on August 31, 2000.

 On August 31, 2000 the loan agreement was amended and the lender agreed not to exercise its rights and remedies under the loan agreement until October 15, 2000 and to extend the maturity date of the loan agreement to October 15, 2000.

 Effective October 15, 2000 the loan agreement was amended. As part of this amendment, the lender agreed not to exercise its rights and remedies under the loan agreement unless there was a future event of default or January 15, 2001 passed, whichever occured earlier. The amendment also extended the maturity date of the loan agreement to January 15, 2001.

 Effective January 15, 2001 the loan agreement was amended. As part of this amendment, the lender agreed not to exercise its rights and remedies under the loan agreement unless there was a future event of default or February 15, 2001 passed, whichever occurred earlier. The amendment also extended the maturity date of the loan agreement to February 15, 2001.

 Effective February 15, 2001 the loan agreement was amended. As part of this amendment, the lender agreed not to exercise its rights and remedies under the loan agreement unless there is a future event of default or April 15, 2001 passes, whichever occurs
	earlier. The amendment also extended the maturity date of the loan agreement to April 15, 2001.

 While the Company believes a new credit facility will be obtained, there is no assurance of such. If the Company is unable to obtain a new credit facility prior to the expiration of its existing facility on April 15, 2001, it will be unable to repay its outstanding balance due April 15, 2001.

	Long-term Debt

	A summary of the Company's long-term debt is as follows:

                                            November 30,     November 30,
                                                2000             1999
   Installment promissory note
   payable in monthly installments
	  of $23,700 plus interest at
	  two and one-half percent
   over the bank's national money market
   rate, (11.00%), secured (a)              $ 1,280,000    $ 1,564,400

   State of Iowa Community Development
   Block Grant promissory notes at
   zero percent interest, maturity
   2006 with quarterly principal
   payments of $11,111                          255,556        300,000

   State of Iowa Community Development
   Block Grant local participation
   promissory notes at 4% interest,
   maturity 2006, with quarterly
   payments of $7,814.                          164,076        195,333


            Total long-term debt              1,699,632      2,059,733

    Less current portion of
     long-term debt                           1,355,023      1,640,101

    Long-term debt, excluding
            current portion                  $  344,609    $   419,632

 (a) All borrowings under the installment note payable are secured by the cash, accounts receivable, inventories and property, plant and equipment of the Company. The agreement requires the Company to maintain specified ratios, as defined, of debt-to-tangible net worth and net cash income to current maturities. Retained earnings of
	$3,291,782 are restricted and are not available for the payment of dividends.

	A summary of the minimum maturities of long-term debt follows:

                               Year           Amount
                               2001        $1,335,023
                               2002           $72,475
                               2003           $72,750
                               2004           $73,034
                         					 2005		         $73,334
                            Thereafter        $53,016

6.    EMPLOYEE BENEFIT PLANS

      The Company sponsors a defined contribution 401(k) savings plan which covers substantially all full-time employees who must meet eligibility requirements. Participating employees may contribute as salary reductions a minimum of 4% of their compensation up to the limit prescribed by the Internal Revenue Code. The Company may make matching contributions at a discretionary percent upon the approval from the Board of Directors. No contributions were made by the Company in the year ended November 30, 2000. Company contributions were approximatly $32,000 and $170,000 for the years ended November 30, 1999 and 1998 respectively.

7.	STOCK OPTION PLANS

     	Under the 1991 Employee Option Plan, stock options may be granted to key employees to purchase shares of common stock of the Company at a price not less than its fair market value at the date the options are granted. Options granted may be either nonqualified or incentive stock options. The option price, vesting period and term are set by the Compensation Committee of the Board of Directors of the Company. Options for an aggregate of 100,000 shares of common stock may be granted. Each option will be for a period of ten years and may be exercised at a rate of 25% at the date of grant and 25% on the first, second and third anniversary date of the grant on a cumulative basis. At November 30, 2000, the Company had approximately 72,000 shares available for issuance pursuant to subsequent grants.

     	Under the 1991 Director Option Plan, options may be granted to nonemployee directors at a price not less than fair market value at the date the options are granted. Nonemployee directors who have served for at least one year are automatically granted options to purchase 5,000 common shares. Options granted are nonqualified stock options. The option price, vesting period and term are set by the
     	Compensation Committee of the Board of Directors of the Company. Options for an aggregate of 45,000 common shares may be granted under the Plan. Each option will be for a period of ten years and may be exercised at a rate of 25% at the date of grant and 25% on the first, second and third anniversary date of the grant on a cumulative basis. At November 30, 2000, the Company had approximately 20,000 shares available for issuance pursuant to subsequent grants.

	A summary of changes in the stock option plans is as follows:

                                     Nov. 30,    Nov. 30,  Nov. 30,
                                       2000        1999     1998
       Options outstanding at
        beginning of period            51,500    103,078    92,552

       Granted                           -          -       10,526

       Canceled or other disposition   (5,000)   (51,578)     -

      Options outstanding at
       end of period                   46,500     51,500   103,078

      Options price range
       for the period                $6.000       $6.000     $4.750
                                       to           to         to
                                    $10.375      $10.375    $10.375
      Options exercisable at end
        of period                    46,500       50,250     77,420

At November 30, 2000 and 1999,the weighted-average remaining contractual life of options outstanding was 2.4 years and 3.2 years respectively and the weighted average exercise price was $8.27 and $8.47 respectively. The weighted average exercise price for options exercisable at November 30, 2000 was $8.27.

The per share weighted-average fair value of stock options granted during the years ended November 30, 2000, 1999 and 1998, was $4.73, $4.64, and $4.07
respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: November 30, 2000 - expected dividend yield 0.0%, risk-free interest rate of 5.65%, expected volatility factor of 29.36%, and an expected life of 10 years; November 30, 1999 - expected dividend yield 0.0%, risk-free interest rate of 6.10%, expected volatility factor of 37.02% and an expected life of 10 years; November 30, 1998 - expected dividend yield 0.0%, risk-free interest rate of 4.83%, expected volatility factor of 36.55% and an expected life of 10 years.

Since the Company applies APB Opinion No. 25 in accounting for its plans, no compensation cost has been recognized for its stock options in the financial statements. Had the Company recorded compensation cost based on the fair value at the grant date for its stock options under SFAS Statement No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

           			           November 30,  November 30, November 30,
				                        2000	         1999	         1998
   Net loss
           As reported    $(2,165,986)  $(629,926)   $(323,888)
	        	 Pro forma	     $(2,169,855)  $(633,630)   $(355,947)

     Diluted loss
       per share
	      As reported	         $(1.72)      $(.50)      $(.26)
      	Pro forma	           $(1.73)      $(.51)	     $(.29)

8.   LEASES

	The Company has several noncancelable operating leases, primarily for warehouse facilities, that expire over the next five years. These leases generally contain renewal options for one-year periods. Rental expense for operating leases during 2000, 1999 and 1998 was $34,192,
 $25,959 and $24,138, respectively.

	Future minimum lease payments under noncancelable operating leases as of November 30, 2000 are:

	Year ending November 30,
          		2001                     $ 45,242
            2002                        5,943
            2003                        6,207
            2004                        2,586

In the ordinary course of business, the Company expects to renew or replace these leases as they expire.


9.   INCOME TAXES

Total income tax expense (benefit) for the years ended November 30, 2000, 1999 and 1998, consists of the following:

                              November 30, November 30, November 30,
                                 2000          1999        1998
           Current:
            Federal           $    -          (3,232)   $ (78,290)
            State                  -             -           -
                                   -          (3,232)     (78,290)

           Deferred:
           Federal           $ 550,557      (105,015)    (159,145)
            State                  -             -            -
                               550,557      (105,015)    (159,145)

                             $ 550,557      (108,247)   $(237,435)

The reconciliation of the statutory Federal income tax rate and the effective tax rate are as follows:

                                Nov. 30,     Nov. 30,     Nov. 30,
                                 2000         1999         1998
    Statutory Federal
      income tax rate           (34.0%)        (34.0%)    (34.0%)

     Increase(decrease)due to:
      State income taxes,
      net of Federal income
      tax benefit                  -             -           -
     Research development
      and state tax
      credits                      -           (1.0)      (12.1)
	Change in
      valuation allowance       67.6           22.5         -
      Other-net                   .5           (2.2)       3.8
                                34.1%         (14.7%)    (42.3%)

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability at November 30, 2000, 1999 and 1998 are presented below:

                              Nov. 30,     Nov. 30,  Nov. 30,
                                2000          1999     1998
    Deferred tax assets:
     Net operating loss
      carryforward          $526,301       217,039     $41,608
     Tax credits             150,969       154,417     117,278
    Accrued expenses         121,522       128,495     129,336
    Inventory
     capitalization          275,779       333,570     274,536
    Asset reserves           365,565        89,384      86,633

    Total deferred
     tax assets            1,440,136       922,905     649,391
    Less valuation
      allowance            1,257,819       166,356        -
    Net deferred tax
        assets               182,317       756,549     649,391
    Deferred tax
     liability
    Depreciation             119,417       143,092     140,949

   Net deferred
     tax assets             $ 62,900       613,457    $508,442


For tax purposes, the Company has available at November 30, 2000 net operating loss ("NOL") carryforwards of approximately $1,665,797 which will begin to expire in the year 2013. The Company also has approximately $110,000 of research and development credits and $40,000 of state tax credits which begin to expire in the year 2007 and 2008, respectively.

The Company has established a deferred tax asset valuation allowance of approximately $1,258,000 at November 30, 2000, due to the uncertainty of realizing the majority of the deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the reversal of deferred tax liabilities, the expiration dates of tax credits and carryforwards and projected future taxable income, management believes it is more likely than not the Company will realize the benefits of the November 30, 2000 net deferred tax assets.

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

12. CREDIT CONCENTRATION

The Company is primarily engaged in metal fabrication and the sale of its products in the agricultural sector of the economy. Major products include animal feed processing products, sugar beet and potato products, and land maintenance products.

The Company's sales to one major original equipment manufacturer were $3,192,642, $4,169,508 and $8,116,655 for the years ended
November 30, 2000, 1999 and 1998, respectively. Accounts receivable from this customer are unsecured. Accounts receivable from this customer were $217,180, $637,798 and $1,449,944 at November 30, 2000,
1999 and 1998, respectively.

13. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At November 30, 2000 and 1999, the carrying amount approximates fair value for cash and cash equivalents, accounts receivable, accounts payable, notes payable to bank, long-term debt and other current liabilities.

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

14. SUBSEQUENT EVENT

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in note 5, the Company has significant borrowings that require compliance with a financial covenant, the fixed maturity coverage ratio ("covenant"), at year-end November 30, 2000, and these same borrowings have a maturity date subsequent to year-end of February 15, 2001.

As a result of annual recurring net losses, the Company is not in compliance with the covenant at years ended November 30, 2000 and 1999, and the Company has not been able to secure any new financing alternatives with other lenders. However, at February 15, 2001 the Company has requested and received from the bank a waiver of the covenant and an extension of the loan maturity date to April 15, 2001. If the Company is unable to secure new financing before this extended date of April 15, 2001, the Company will be unable to pay its outstanding balance due unless the current lender grants another extension.

Lending institutions are reluctant to expand their loan portfolios in the agriculture sector of the economy until the depressed state of the farm economy improves. In addition, the size of the loan is difficult to place as the loan required is too large and specialized for many local lenders and too small for the regional and national lenders. The Board of Directors and Management have been and continue to explore various financing alternatives including, but not limited to, asset based lending arrangments, convertible debentures and venture capitalist arrangements. Although no assurances can be given, the Company expects that a financing alternative will be negotiated and completed during the fiscal year 2001. The continuation as a going concern is dependent upon the ability to successfully establish the necessary financing arrangement and to comply with the terms thereof.

                                   Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2001

ART'S-WAY MANUFACTURING CO., INC.


By: James L. Koley                 By: William T. Green
     Chairman of the Board            Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

______________________________                           February 23,2001
     James L. Koley             Chairman of the Board         Date
                                     and Director

______________________________                           February 23,2001
     David R. Castle                Director                 Date

______________________________                           February 23,2001
    George A. Cavanaugh, Jr.        Director                 Date

______________________________                           February 23,2001
    Donald A. Cimpl                 Director                 Date

______________________________                           February 23,2001
    Douglas McClellan               Director                 Date

_____________________________                            February 23,2001
 J. Ward McConnell, Jr.             Director                 Date



ART'S-WAY MANUFACTURING CO., INC.		          	Schedule VII
VALUATION AND QUALIFYING ACCOUNTS



	            Allowance for Doubtful Accounts


Balance, November 30, 1997                              $ 31,000

Additions:
    Charged to Operating Expenses         $174,000

Deduct:
    Accounts Charged Off                      -

Balance, November 30, 1998                             $ 205,000

Additions:
    Charged to Operating Expenses           64,000

Deduct:
    Accounts Charged Off                    45,304

Balance, November 30, 1999                            $ 223,696

Additions:
    Charged to Operating Expenses         188,689

Deduct:
    Accounts Charged Off		                336,082

Balance, November 30, 2000                             $ 76,303