Form 10-Q
period 2001-02-28
ARTS WAY MANUFACTURING CO INC
filed 2001-04-16
CIK 7623

Appendix A to Item 601(c) of Regulation S-K
Commercial and Industrial Companies
Article 5 of Regulation S-X
Quarter Ended February 28, 2001

Item Number		Item Description			  Amount

5-02(1)		      Cash and cash items                         12,306
5-02(2)		      Marketable securities                         -
5-02(3)(a)(1)  Notes and accounts receivable-trade      2,074,518
5-02(4)        Allowances for doubtful accounts            80,803
5-02(6)		      Inventory                                6,722,485
5-02(9)		      Total current assets                     8,811,160
5-02(13)       Property, plant and equipment           10,603,061
5-02(14)	      Accumulated depreciation                 8,697,296
5-02(18)	      Total assets                            10,779,825
5-02(21)	      Total current liabilities                6,686,557
5-02(22)	      Bonds, mortgages and similar debt        4,307,017
5-02(28)	      Preferred stock-mandatory redemption          0
5-02(29)	      Preferred stock-no mandatory redemption       0
5-02(30)	      Common stock                                13,408
5-02(31)	      Other stockholders' equity               3,754,213
5-02(32)	      Total liabilities and stockholders'
                   equity                              10,779,825
5-03(b)1(a)	   Net sales of tangible products           2,990,487
5-03(b)1	      Total revenues                           2,990,487
5-03(b)2(a)	   Cost of tangible goods sold              2,516,176
5-03(b)2	      Total costs and expenses applicable
                   to sales and revenues                  581,439
5-03(b)3	      Other costs and expenses                    52,340
5-03(b)5	      Provision for doubtful accounts
                     and notes                              4,500
5-03(b)8	      Interest and amortization of debt
                    discount                              122,824
5-03(b)10	     Loss before taxes and other items          286,792
5-03(b)11	     Income tax benefit                            -
5-03(b)14	     Loss continuing operations                 286,792
5-03(b)(15)	   Discontinued operations                       0
5-03(b)(17)	   Extraordinary items		                         0
5-03(b)(18)	   Cumulative effect-changes in
                    accounting principles                    0
5-03(b)19	     Net loss                                   286,792
5-03(b)20	     Loss per share-primary                       0.23
5-03(b)20	     Loss per share-fully diluted                 0.23


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549
                          _________________________________

                                     FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended February 28, 2001        Commission File No. 0-5131


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
    Address of principal executive offices                Zip Code

     Registrant's telephone number, including area code: (712) 864-3131


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 5, 2001:

                                 							 1,256,351
						                                 Number of Shares


                      ART'S-WAY MANUFACTURING CO., INC.
                      CONDENSED STATEMENTS OF OPERATIONS
         	                        (Unaudited)

	         	                       Three Months Ended
	  	                           February 28,  February 29,
		                                  2001          2000

NET SALES	                      $2,990,487    $2,434,011
COST OF GOODS SOLD               2,516,176     1,904,128
GROSS PROFIT                       474,311       529,883

EXPENSES:
   Engineering                      84,458        93,930
   Selling                          93,305       176,254
   General and
Administrative                     408,176       433,486
        Total                      585,939       703,670

LOSS FROM
     OPERATIONS                   (111,628)     (173,787)
OTHER DEDUCTIONS:
    Interest expense              (122,824)     (137,118)
    Other                          (52,340)      (35,764)
        Other deductions          (175,164)     (172,882)

LOSS BEFORE
     INCOME TAXES                 (286,792)     (346,669)

INCOME TAX BENEFIT                    -             -

NET LOSS                         $(286,792)    $(346,669)

LOSS PER
      SHARE (NOTE 2):
    Basic                        $   (0.23)    $   (0.28)
    Diluted                      $   (0.23)    $   (0.28)

COMMON SHARES AND
   EQUIVALENT OUTSTANDING:
    Basic                         1,256,351    1,256,351
    Diluted                       1,256,351    1,256,351

See accompanying notes to financial statements.



                          ART'S-WAY MANUFACTURING CO., INC.
                              CONDENSED BALANCE SHEETS

 		                                       February 28,    November 30,
		                                           2001	            2000
             	                            (Unaudited)
               ASSETS
   CURRENT ASSETS
   Cash                                  $    12,306     $     4,375
   Accounts receivable-customers,
     net of allowance for doubtful accounts
     of $80,803 and $76,303 in February
     and November, respectively            1,993,715       1,331,308
   Inventories                             6,722,485       7,184,324
   Other current assets	                      82,654          90,669
       Total current assets                8,811,160       8,610,676

PROPERTY, PLANT AND EQUIPMENT,
   at cost                                10,603,061      10,603,061
      Less accumulated depreciation	       8,697,296       8,569,234
      Net property, plant and equipment    1,905,765       2,033,827

DEFERRED INCOME TAXES                         62,900          62,900

   TOTAL	                               $ 10,779,825    $ 10,707,403


    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable to bank               $  2,697,448    $ 2,552,183
    Current portion of long-term debt      1,283,922      1,355,023
    Accounts payable                       1,776,679      1,286,643
    Customer deposits                        163,693        127,196
    Accrued expenses                         764,815        987,336
       Total current liabilities           6,686,557      6,308,381

LONG-TERM DEBT, excluding current portion    325,647        344,609

STOCKHOLDERS' EQUITY:
   Common stock - $.01 par value.  Authorized
   5,000,000 shares; issued
   1,340,778 shares                           13,408         13,408
   Additional paid-in capital              1,559,037      1,559,037
   Retained earnings                       3,004,990      3,291,782
                                           4,577,435      4,864,227

 Less cost of common shares in treasury of
   84,427 in February and November,          809,814        809,814

       Total stockholders' equity          3,767,621      4,054,413

         TOTAL	                         $ 10,779,825   $ 10,707,403

See accompanying notes to financial statements.

                        ART'S-WAY MANUFACTURING CO., INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

       	 	                                        THREE MONTHS ENDED
		                                             February 28, February 29,
		                                                 2001	       2000
CASH FLOW FROM OPERATIONS:
  Net Loss            	                        $  (286,792)  $   (346,669)
  Adjustment to reconcile net loss to net
    cash provided (used) by operations:
  Depreciation and amortization	                   128,062        117,845
  Changes in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                          (662,407)       166,059
     Inventories	                                  461,839       (621,837)
     Sundry                                          8,015         36,707
    Increase (Decrease) in:
     Accounts payable                              490,036        395,906
     Customer deposits	                             36,497        523,499
     Accrued expenses                             (222,521)      (200,839)
     Income taxes, net                                -              -

        Total adjustments                          239,521        417,340

        Net cash provided by (used in)
             operating activities                  (47,271)        70,671

CASH USED IN INVESTING ACTIVITIES -
     Purchases of property, plant and equipment       -              -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (payments of) notes
    payable to bank                                145,265      (226,438)
  Principal payments on long-term debt             (90,063)     ( 89,999)

   Net cash provided by (used in)
          financing activities                      55,202      (316,437)

Net increase (decrease) in cash                      7,931      (245,766)

Cash at beginning of the period                      4,375       273,303

Cash at end of the period	                     $    12,306    $   27,537

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                                   $   122,824    $  137,118
    Income taxes                                       300           330

See accompanying notes to financial statements.


                     ART'S-WAY MANUFACTURING CO., INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Statement Presentation
 The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management,necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended November 30, 2000. The results of operations for the first quarter ended February 28, 2001, are not necessarily indicative of the results for the fiscal year ending November 30, 2001.

2.	EARNINGS (LOSS) PER SHARE

 Basic income per common share is computed on the basis of weighted average number of common shares. Diluted income per share is computed on the basis of weighted average number of common shares plus equivalent shares assuming exercise of stock options.

	The difference in shares utilized in calculating basic and diluted earnings per share represents the number of shares issued under the Company's stock option plans less shares assumed to be purchased with proceeds from the exercise of the stock options. Due to the net loss in 2001 and 2000, the anti-dilutive effect of the
 Company's stock option plans is not included in the calculation of diluted earnings per share for those periods.

3.	INVENTORIES

        Major classes of inventory are:        February 28,    November 30,
                                                  2001             2000

             Raw material                     $ 1,251,136      $ 1,054,509
             Work-in-process                    1,660,980        2,070,323
             Finished goods                     3,810,369        4,059,492

                     Total                    $ 6,722,485      $ 7,184,324

4.	ACCRUED EXPENSES

       Major components of accrued expenses are:
                                               February 28,    November 30,
                                                  2001            2000

            Salaries, wages and commissions    $ 366,585        $ 419,941
            Accrued warranty expense              81,351          106,667
            Other                                316,879          460,728

                Total                          $ 764,815        $ 987,336

5.	LOAN AND CREDIT AGREEMENTS

        Line of Credit

        The Company has a credit agreement with a bank which allows for borrowings up to $4,500,000, subject to borrowing base limitations on the Company's accounts receivable and inventory, and to allow for letters of credit for $100,000. At November 30, 2000 the Company had borrowed $2,552,183 and had $100,000 in outstanding letters of credit. At February 28, 2001 the Company has borrowed $2,697,448 and has $100,000 in out-standing leters of credit. At November 30, 2000 and February 28, 2001, $212,000 and $200,000 was available for borrowings, respectively. The interest rate is based on the bank's referenced rate and is variable based upon certain performance objectives with a maximum of plus 2.50% of the referenced rate and a minimum of plus zero (11.50% at February 28, 2001).

        The Company also has a long-term loan with the same bank with an original principal amount of $1,991,000. The principal amount is repayable in monthly installments of $23,700 with the final payment due April 15,2001.

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

        The original term of the loan expired on August 31, 2000.
        The loan agreement has been amended on August 31, 2000, October 15, 2000, January 15, 2001, February 15, 2001 and April 15, 2001. In each of these amendments, the lender has agreed not to exercise its rights and remedies under the loan agreement unless there is a future event of default. The latest amendment extended the maturity date of the loan agreement to June 15, 2001.

        The Company is currently negotiating with another financial institution in order to establish a new credit facility. While the Company believes a new credit facility will be obtained, there is no assurance of such. If the Company is unable to obtain a new credit facility prior to the expiration of its existing facility on June 15, 2001, it will be unable to repay its outstanding balance due June 15, 2001.

       	A summary of the Company's long-term debt is as
        follows:                              February 28,   November 30,
                                                 2001           2000
 Installment promissory note payable
	in monthly installments of $23,700
	plus interest at three percent
	over the bank's national money
	market rate (11.50%), secured
 by the cash, accounts receivable,
 inventories and property, plant
 and equipment                               $1,208,900      $1,280,000

 State of Iowa Community Development
	Block Grant promissory notes at zero
 percent interest, maturity 2006 with
 quarterly principal payments of
 $11,111                                        244,445         255,556

 State of Iowa Community Development
 Block Grant local participation
 promissory notes at 4% interest,
 maturity 2006, with quarterly
 payments of $7,814                             156,224         164,076


            Total long-term debt              1,609,569       1,699,632

        Less current portion of
             long-term debt                   1,283,922       1,355,023

        Long-term debt, excluding
                current portion             $   325,647      $  344,609


                                    Item 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

(a)	Liquidity and Capital Resources

        The Company's main source of funds for the quarter ended February 28, 2001 was a reduction in inventory and an increase in accounts payable. These two main sources of funds were offset partially by an increase in accounts receivable and a reduction in accrued expenses. The negative cash flow from operations required an increased in bank borrowings.

        The conditions existing in the agriculture economy, in addition to adversely impacting sales, have also resulted in a deterioration of the Company's accounts receivable. The
        Company believes it has provided an adequate reserve for uncollectible accounts based on currently available information.

        As of February 28, 2001, the Company had no material commitments for capital expenditures.

        During 1999, the Company was notified by its lender that the Company does not fit the lender's customer profile and was requested to relocate its financing needs.

        The original term of the loan expired on August 31, 2000.
        The loan agreement has been amended on August 31, 2000, October 15, 2000, January 15, 2001, February 15, 2001 and April 15, 2001. In each of these amendments, the lender has agreed not to exercise its rights and remedies under the loan agreement unless there is an additional future event of default. The latest amendment extended the maturity date of the loan agreement to June 15, 2001.

        The Company is currently negotiating with another financial institution in order to establish a new credit facility. While the Company believes a new credit facility will be obtained, there is no assurance of such. If the Company is unable to obtain a new credit facility prior to the expiration of its existing facility on June 15, 2001, it will be unable to repay its outstanding balance due June 15, 2001, unless an extension is granted by its current lender.


(b)	Results of Operations

        Overall sales for the first quarter were up 23% over last year's first quarter. Sales of Art's-Way products were 41% lower than one year ago. However, the shortfall in Art's-Way products was more than offset by increased
        OEM sales, which included product for three original equipment manufacturers.

	Gross profit as a percent of sales was lower by six percentage points due to the sales product mix. Sales to OEM's traditionally carry a lower margin than our proprietary products, and for the first quarter of fiscal year 2001, these sales represented 63% of total sales compared to 23% for the same period one year ago. Manufacturing efficiencies improved by two percentage points due to favorable product mix and cost reductions implemented December 1, 1999 and January 15, 2001. Although the full impact of the cost reductions on January 15, 2001 was not effective for the entire first quarter, management expects this action to reduce manufacturing and operating expenses on an annual basis by approximately $1,200,000. Due to the continued distressed agricultural economy, the Company will not record any tax benefits until the Company returns to profitability.

	The order backlog as of February 28, 2001 is $1,409,000 compared to $5,200,000 one year ago. These orders primarily will be delivered by the end of the third quarter of the current fiscal year. Last year's backlog included $2,900,000 of orders for sugar beet equipment compared to $50,000 this year. The uncertainty in the sugar beet industry has caused growers to delay ordering equipment. Last year's order back-log also included $1,685,000 of product for OEM's which was produced in March last year. This year the equipment was produced and sold in February 2001.

   (c)  Effect of New Accounting Standards

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended," which establishes accounting and reporting standards for derivative instruments. SFAS 133 requires that all derivatives be recognized in the balance sheet and measured at fair value. The Company believes there is no impact of this standard on its financial position or results of operations.

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 125 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS 125 without reconsideration. SFAS 140 is effective for transfers of financial assets occurring after March 30, 2001. The Company is in the process of evaluating the potential impact of this standard, but believes that it will be immaterial to its financial position and results of operations.


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

                         ART'S-WAY MANUFACTURING CO., INC.


    Date     April 16, 2001          /s/William T. Green
                              (William T. Green, Chief Financial Officer)

    Date     April 16, 2001          /s/John C. Breitung
                               (John C. Breitung, President)