Form 10-Q
period 2001-05-31
ARTS WAY MANUFACTURING CO INC
filed 2001-07-17
CIK 7623

Appendix A to Item 601(c) of Regulation S-K
Commercial and Industrial Companies
Article 5 of Regulation S-X
Quarter Ended May 31, 2001

Item Number		Item Description			  Amount

5-02(1)		Cash and cash items            		  17,968
5-02(2)		Marketable securities
5-02(3)(a)(1)	Notes and accounts receivable-trade        860,793
5-02(4)		Allowances for doubtful accounts            85,273
5-02(6)		Inventory                                6,980,103
5-02(9)		Total current assets                     7,926,788
5-02(13)          Property, plant and equipment           10,603,061
5-02(14)		Accumulated depreciation                 8,824,994
5-02(18)		Total assets                             9,767,755
5-02(21)		Total current liabilities                5,646,133
5-02(22)		Bonds, mortgages and similar debt        3,574,618
5-02(28)		Preferred stock-mandatory redemption          -
5-02(29)		Preferred stock-no mandatory redemption       -
5-02(30)		Common stock                                13,408
5-02(31)		Other stockholders' equity               3,801,566
5-02(32)		Total liabilities and stockholders'
                            equity                         9,767,755
5-03(b)1(a)		Net sales of tangible products           2,409,492
5-03(b)1		Total revenues                           2,409,492
5-03(b)2(a)		Cost of tangible goods sold              1,772,782
5-03(b)2		Total costs and expenses applicable
                            to sales and revenues            549,079
5-03(b)3		Other costs and expenses                    20,597
5-03(b)5		Provision for doubtful accounts
                             and notes                         4,500
5-03(b)8		Interest and amortization of debt
                             discount                        106,884
5-03(b)10		Loss before taxes and other items           44,350
5-03(b)11		Income tax benefit                            -
5-03(b)14		Loss from continuing operations             44,350
5-03(b)(15)		Discontinued operations                       -
5-03(b)(17)		Extraordinary items			          -
5-03(b)(18)		Cumulative effect-changes in
                             accounting principles              -
5-03(b)19		Net loss                                    44,350
5-03(b)20		Loss per share-primary                        0.04
5-03(b)20		Loss per share-fully diluted                  0.04


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549
                          _________________________________

                                     FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended May 31, 2001             Commission File No. 0-5131


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
 Address of principal executive offices                Zip Code

         Registrant's telephone number, including area code: (712) 864-3131


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 6, 2001:

							 1,298,176
						      Number of Shares


                      ART'S-WAY MANUFACTURING CO., INC.
                      CONDENSED STATEMENTS OF OPERATIONS
	                        (Unaudited)

		             Three Months Ended             Year To Date
	 	            May 31,      May 31,        May 31,        May 31,
		             2001         2000           2001           2000

NET SALES	          $2,409,492    $4,231,447     $5,399,979    $6,665,458
COST OF GOODS SOLD     1,772,782     3,246,703      4,288,958     5,150,831
GROSS PROFIT             636,710       984,744      1,111,021     1,514,627

EXPENSES:
   Engineering            55,643        87,931        140,102       181,861
   Selling               157,889       131,522        251,193       307,776
   General and
Administrative           340,047       433,808        748,223       867,294
        Total            553,579       653,261      1,139,518     1,356,931

INCOME (LOSS) FROM
     OPERATIONS           83,131       331,483        (28,497)      157,696

OTHER DEDUCTIONS:
    Interest expense    (106,884)     (151,268)      (229,708)     (288,386)
    Other	             (20,597)      (29,460)       (72,939)      (65,224)
       Other deductions (127,481)     (180,728)      (302,647)     (353,610)

INCOME (LOSS) BEFORE
     INCOME TAXES        (44,350)      150,755       (331,144)     (195,914)

INCOME TAX BENEFIT             -             -              -             -

NET INCOME (LOSS)       $(44,350)     $150,755      $(331,144)    $(195,914)

INCOME (LOSS) PER
      SHARE (NOTE 2):
    Basic               $  (0.04)     $   0.12      $   (0.26)    $   (0.16)
    Diluted             $  (0.04)     $   0.12      $   (0.26)    $   (0.16)

COMMON SHARES AND
   EQUIVALENT OUTSTANDING:
    Basic	           1,265,443     1,256,351        1,260,947    1,256,351
    Diluted            1,265,443     1,256,351        1,260,947    1,256,351

See accompanying notes to financial statements.

                          ART'S-WAY MANUFACTURING CO., INC.
                              CONDENSED BALANCE SHEETS

 		                                          May 31,     November 30,
		                                           2001	         2000
		                                        (Unaudited)
               ASSETS

   CURRENT ASSETS
   Cash                 	                       $  17,968     $   4,375
   Accounts receivable-customers,
     net of allowance for doubtful accounts
     of $85,273 and $76,303 in May and November,
     respectively                                      775,520     1,331,308
   Inventories                                       6,980,103     7,184,324
   Other current assets	                               153,197        90,669
       Total current assets                          7,926,788     8,610,676

PROPERTY, PLANT AND EQUIPMENT,
   at cost                                          10,603,061    10,603,061
      Less accumulated depreciation	                 8,824,994     8,569,234
      Net property, plant and equipment              1,778,067     2,033,827

DEFERRED INCOME TAXES                                   62,900        62,900

         TOTAL	                                $  9,767,755  $ 10,707,403

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable to bank                         $ 2,055,148    $ 2,552,183
    Current portion of long-term debt               1,212,822      1,355,023
    Accounts payable                                1,509,661      1,286,643
    Customer deposits                                 185,163        127,196
    Accrued expenses                                  683,339        987,336
       Total current liabilities                    5,646,133      6,308,381

LONG-TERM DEBT, excluding current portion             306,648        344,609

STOCKHOLDERS' EQUITY:
   Common stock - $.01 par value.  Authorized
   5,000,000 shares; issued 1,340,778 shares           13,408         13,408
   Additional paid-in capital                       1,249,611      1,559,037
   Retained earnings                                2,960,638      3,291,782


Less cost of common shares in treasury of
   42,602 in May and 84,427 in November               408,683        809,814

       Total stockholders' equity                   3,814,974      4,054,413

         TOTAL	                                $ 9,767,755   $ 10,707,403

See accompanying notes to financial statements.

                        ART'S-WAY MANUFACTURING CO., INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

	 	                                           SIX MONTHS ENDED
		                                          MAY 31,      MAY 31,
		                                           2001	        2000
CASH FLOW FROM OPERATIONS:
  Net Loss            	                           $ (331,144)   $ (195,914)
  Adjustment to reconcile net loss to net
    cash provided by operations:
  Depreciation and amortization	                  255,760       225,959
  Changes in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                              555,788      (455,774)
     Inventories	                                    204,221       652,177
     Sundry                                           (62,528)       11,064
    Increase (Decrease) in:
     Accounts payable                                 223,018      (330,464)
     Customer deposits	                               57,967       559,824
     Accrued expenses                                (303,997)     (339,487)

        Total adjustments                             930,229       323,299

        Net cash provided by operations               599,085       127,385

  CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock
      from treasury                                    91,705          -
  Net repayments of notes payable
  to bank                                            (639,236)     (270,264)
  Principal payments on long-term debt               ( 37,961)     ( 37,824)

   Net cash used in financing activities             (585,492)     (308,088)

Net increase (decrease) in cash                        13,593      (180,703)

Cash at beginning of the period                         4,375       273,303

Cash at end of the period	                    $    17,968    $   92,600

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                                      $   229,708    $  288,386
    Income taxes                                        4,276         4,116

See accompanying notes to financial statements.


                     ART'S-WAY MANUFACTURING CO., INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Statement Presentation

      The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended November 30, 2000. The results of operations for the second quarter and year to date ended May 31, 2001 are not necessarily indicative of the results for the fiscal year ending November 30, 2001.

2.	EARNINGS (LOSS) PER SHARE

      Basic income per common share is computed on the basis of weighted average number of common shares. Diluted income per share is computed on the basis of weighted average number of common shares plus equivalent shares assuming exercise of stock options.

	The difference in shares utilized in calculating basic and diluted earnings per share represents the number of shares issued under the Company's stock option plans less shares assumed to be purchased with proceeds from the exercise of the stock options. Due to the Company's net losses for the periods or the anti-dilutive effect of the Company's stock option plans, the stock options have not been included in the calculation of diluted earnings per share.

3.	INVENTORIES

        Major classes of inventory are:           May 31,      November 30,
                                                   2001           2000

             Raw material                       $1,264,161      $ 1,054,509

             Work-in-process                     1,716,415        2,070,323

             Finished goods                      3,999,527        4,059,492

                     Total                     $ 6,980,103       $7,184,324

4.	ACCRUED EXPENSES

       Major components of accrued expenses are:
                                                 May 31,       November 30,
                                                  2001             2000

            Salaries, wages and commissions     $  307,260        $ 419,941

            Accrued warranty expense                61,096          106,667

            Other                                  314,983          460,728

                Total                           $  683,339        $ 987,336

5.	LOAN AND CREDIT AGREEMENTS

        Line of Credit

        The Company has a credit agreement with a bank that allows for borrowings up to $4,500,000, subject to borrowing base limitations on the Company's accounts receivable and inventory, and to allow for letters of credit for $100,000. At November 30, 2000, the Company had borrowed $2,552,183 and had $100,000 in outstanding letters of credit. At May 31, 2001, the Company has borrowings outstanding of $2,055,148 and has $100,000 in out-standing letters of credit. At November 30, 2000 and May 31, 2001, $212,000 and $177,000 was available for borrowings, respectively. The interest rate is based on the bank's referenced rate and is variable based upon certain performance objectives with a maximum of plus 4.00% of the referenced rate and a minimum of plus zero (11.00% at May 31, 2001).

        The Company also has a long-term loan with the same bank with
	  an original principal amount of $1,991,000. The principal
        amount is repayable in monthly installments of $23,700 with the final payment due September 15, 2001.

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

        The original term of the loan expired on August 31, 2000. The loan agreement has been amended on August 31, 2000, October 15, 2000, January 15, 2001, February 15, 2001, April 15, 2001 and
        June 15, 2001. In each of these amendments, the lender has agreed not to exercise its rights and remedies under the loan agreement unless there is a future event of default. The latest amendment extended the maturity date of the loan agreement to Septmeber 15, 2001.

        The Company is currently negotiating with other financial institutions in order to establish a new credit facility. While the Company believes a new credit facility will be obtained, there is no assurance of such. If the Company is unable to obtain a new credit facility prior to the expiration of its existing facility on September 15, 2001, it will be unable to repay its outstanding balance due September 15, 2001, unless its current lender grants an extension.

        A summary of the Company's long-term debt is as
        follows:
					                    May 31,    November 30,
                                                   2001         2000
        Installment promissory note payable
	  in monthly installments of $23,700,
	  plus interest at four percent
	  over the bank's national money
	  market rate (11.00%), secured
        by the cash, accounts receivable,
        inventories and property, plant
        and equipment                   	      $1,137,800      $1,280,000

        State of Iowa Community Development
	  Block Grant promissory notes at zero
        percent interest, maturity 2006 with
        quarterly principal payments of $11,111 $  233,334      $  255,556

        State of Iowa Community Development
        Block Grant local participation
        promissory notes at 4% interest,
        maturity 2006, with quarterly
        payments of $7,814                      $  148,336      $  164,076


             Total long-term debt               $1,519,470      $1,699,632

        Less current portion of long-term debt  $1,212,822      $1,355,023

        Long-term debt, excluding
                 current portion                $  306,648      $  344,609

        Lending institutions are reluctant to expand their loan portfolios in the agriculture sector of the economy until the depressed state of the farm economy improves. In addition, the size of the loan is difficult to place as the loan required is too large and specialized for many local lenders and too small for the regional and national lenders. The Board of Directors and Management have been and con-tinue to explore various financing alternatives including, but not limited to, asset based lending arragements, convertible debentures and venture capitalist arrangements. Although no assurances can be given, the Company expects that a financing alternative will be negotiated and completed during the fiscal year 2001. The continua-tion as a going concern is dependent upon the ability to success-fully establish the necessary financing arrangement and to comply with the terms thereof.


                                    Item 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

(a)	Liquidity and Capital Resources

        The Company's main source of funds for the quarter ended May 31, 2001 was a reduction in accounts receivable and inventory and an increase in accounts payable. These sources were offset partially by a reduction in accrued expenses. The positive cash flow from operations funded the reduction of the Company's out-standing bank borrowings.

        The conditions existing in the agriculture economy, in addition to adversely impacting sales, has also resulted in a deterioration of the Company's accounts receivable. The Company believes it has pro-vided an adequate reserve for uncollectible accounts based on currently available information.

        As of May 31, 2001, the Company had no material commitments for capital expenditures.

        During 1999, the Company was notified by its lender that the Company does not fit the lender's customer profile and was requested to relocate its financing needs.

        The original term of the loan expired on August 31, 2000. The loan agreement has been amended on August 31, 2000, October 15, 2000, January 15, 2001, February 15, 2001, April 15, 2001 and
        June 15, 2001. In each of these amendments, the lender has agreed not to exercise its rights and remedies under the loan agreement unless there is an additional future event of default. The latest amendment extended the maturity date of the loan agreement to September 15, 2001.

        The Company is currently negotiating with other financial institutions in order to establish a new credit facility. While the Company believes a new credit facility will be obtained, there is no assurance of such. If the Company is unable to obtain a new credit facility prior to the expiration of its existing facility on September 15, 2001, it will be unable to repay its outstanding balance due September 15, 2001, unless its current lender grants an extension.

        Lending institutions are reluctant to expand their loan portfolios in the agriculture sector of the economy until the depressed state of the farm economy improves. In additon, the size of the loan is difficult to place as the loan required is too large and specialized for many local lenders and too small for the regional and national lenders. The Board of Directors and Management have been and con-tinue to explore various financing alternatives including, but not limited to, asset based lending arragements, convertible debentures and venture capitalist arrangements. Although no assurances can be given, the Company expects that a financing alternative will be negotiated and completed during the fiscal year 2001. The continua-tion as a going concern is dependent upon the ability to success-fully establish the necessary financing arrangement and to comply with the terms thereof.

(b)     Results of Operations

        Overall sales for the second quarter were approximately $1,822,000 lower than last year's second quarter. Sales of Art's-Way products were $618,000 higher than one year ago, which reflects strong demand for our feed processing equipment. OEM sales were $2,440,000 lower than one year ago. In 2000, we produced semiannual OEM requirements in the second quarter whereas in 2001 these requirements were produced in the first quarter.

	  For the six months ended May 31, 2001, total sales were approximatley $1,265,000 lower than the previous year. Sales of Art's-Way branded products were nearly equal to last year, but OEM sales were $1,123,000 below last year. This reduction reflects actions taken by our OEM customers to reduce inventories in anticipation of lower sales for 2001.

	  Gross profit as a percent of sales for the quarter ended May 31, 2001, was 26% as compared to 23% for the same period in 2000. This was due to a favorable product mix. On a year to date basis, gross profit for 2001 was 21% as compared to 23% for 2000. The reduced manufacturing activity continues to put significant pressure on manufacturing efficiencies, although cost reduction programs implemented January 15, 2001 have favorably contributed to reducing manufacturing costs.

	  Operating expenses for the quarter and year to date ending May 31, 2001 were approximately 15% below the previous year, which directly reflects the cost reduction actions taken on January 15, 2001. Interest expense is 29% and 20% below last year for the quarter and year to date ending May 31, 2001, respectively. This reflects a lower level of borrowing. Due to the continued distressed agri-cultural economy, the Company will not record any tax benefits until the Company returns to profitability.

        The order backlog as of May 31, 2001 is approximately $1,600,000 compared to $4,000,000 one year ago. These orders primarily will be delivered by the end of the third quarter of the current fiscal year. Last year's backlog included $2,900,000 of orders for sugar beet equipment compared to $310,000 this year. The uncertainty in the sugar beet industry has caused growers to delay ordering equipment.

(c)     Effect of New Accounting Standards

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended," which establishes accounting and reporting standards for derivative instruments. SFAS 133 requires that all derivatives be recognized in the balance sheet and measured at fair value. The Company believes there is no impact of this standard on its financial position or results of operations.

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

(d)     Quantitative and Qualitative Disclosures About Market Risk

        The Company does not have any additional market risk exposure other than what was outlined in the November 30, 2000, 10-K filing.

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



                            ART'S-WAY MANUFACTURING CO., INC.


      Date     July 17, 2001    /s/William T. Green
                                (William T. Green, Chief Financial Officer)



      Date     July 17, 2001    /s/John C. Breitung
                                (John C. Breitung, President)