Form 10-Q
period 2001-08-31
ARTS WAY MANUFACTURING CO INC
filed 2001-10-17
CIK 7623

Appendix A to Item 601(c) of Regulation S-K
Commercial and Industrial Companies
Article 5 of Regulation S-X
Quarter Ended August 31, 2001

Item Number	Item Description	 Amount

5-02(1)	 Cash and cash items            		14,765
5-02(2)	 Marketable securities
5-02(3)(a)(1) Notes and accounts receivable-trade  1,361,326
5-02(4)	 Allowances for doubtful accounts         89,773
5-02(6)	 Inventory                             6,901,877
5-02(9)	Total current assets                   8,403,088
5-02(13)    Property, plant and equipment         10,661,595
5-02(14)	Accumulated depreciation               8,952,692
5-02(18)	Total assets                          10,174,891
5-02(21)	Total current liabilities              6,174,107
5-02(22)	Bonds, mortgages and similar debt      3,918,215
5-02(28)	Preferred stock-mandatory redemption      -
5-02(29)	Preferred stock-no mandatory redemption   -
5-02(30)	Common stock                              13,408
5-02(31)	Other stockholders' equity             3,699,723
5-02(32)	Total liabilities and stockholders'
                            equity                10,174,891
5-03(b)1(a)Net sales of tangible products          2,615,463
5-03(b)1	Total revenues                         2,615,463
5-03(b)2(a)Cost of tangible goods sold             2,102,054
5-03(b)2	Total costs and expenses applicable
                            to sales and revenues    497,735
5-03(b)3	Other costs and expenses                  17,064
5-03(b)5	Provision for doubtful accounts
                             and notes                 4,500
5-03(b)8	Interest and amortization of debt
                             discount                 95,953
5-03(b)10	Loss before taxes and other items        101,843
5-03(b)11	Income tax benefit                        -
5-03(b)14	Loss from continuing operations          101,843
5-03(b)(15)Discontinued operations                    -
5-03(b)(17)Extraordinary items                        -
5-03(b)(18)Cumulative effect-changes in
                             accounting principles    -
5-03(b)19	Net loss                                 101,843
5-03(b)20	Loss per share-primary                      0.08
5-03(b)20	Loss per share-fully diluted                0.08


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549
                          _________________________________

                                     FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended August 31, 2001            Commission File No. 0-5131


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
 Address of principal executive offices                Zip Code

         Registrant's telephone number, including area code: (712) 864-3131


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 6, 2001:

							 1,298,176
						      Number of Shares


                      ART'S-WAY MANUFACTURING CO., INC.
                      CONDENSED STATEMENTS OF OPERATIONS
	                        (Unaudited)

		          Three Months Ended                     Year To Date
	 	      August 31,   August 31,     August 31,     August 31,
		         2001        2000         2001              2000

NET SALES	      $2,615,463    $4,162,794     $8,015,442   $10,828,252
COST OF GOODS SOLD 2,102,054       081,460      6,391,012     8,232,291
GROSS PROFIT         513,409     1,081,334      1,624,430     2,595,961

EXPENSES:
   Engineering        33,776       123,896        173,878       305,757
   Selling            31,423       233,699        382,616       541,475
   General and
   administrative    337,036       421,127      1,085,259     1,288,421
        Total        502,235       778,722      1,641,753     2,135,653

INCOME (LOSS) FROM
     OPERATIONS       11,174       302,612        (17,323)      460,308

OTHER DEDUCTIONS:
    Interest expense (95,953)     (145,814)      (325,661)     (434,200)
    Other	         (17,064)      (36,444)       (90,003)     (101,668)
       Other deductions(113,017)  (182,258)      (415,664)     (535,868)

INCOME (LOSS) BEFORE
     INCOME TAXES      (101,843)   120,354       (432,987)      (75,560)

INCOME TAX BENEFIT       -           -              -             -

NET INCOME (LOSS)     $(101,843)  $120,354      $(432,987)     $(75,560)

INCOME (LOSS) PER
      SHARE (NOTE 2):
    Basic              $  (0.08)  $   0.10      $   (0.34)    $   (0.06)
    Diluted            $  (0.08)  $   0.10      $   (0.34)    $   (0.06)

COMMON SHARES AND
   EQUIVALENT OUTSTANDING:
    Basic	          1,298,176   1,256,351      1,273,447    1,256,351
    Diluted           1,298,176   1,256,351      1,273,447    1,256,351

See accompanying notes to financial statements.

                          ART'S-WAY MANUFACTURING CO., INC.
                              CONDENSED BALANCE SHEETS

 		                           August 31,         November 30,
		                              2001	              2000
		                          (Unaudited)
               ASSETS

   CURRENT ASSETS
   Cash                 	         $  14,765           $   4,375
   Accounts receivable-customers,
     net of allowance for doubtful accounts
     of $89,773 and $76,303 in August and November,
     respectively                      1,271,553           1,331,308
   Inventories                         6,901,877           7,184,324
   Other current assets	                 214,893              90,669
       Total current assets            8,403,088           8,610,676

PROPERTY, PLANT AND EQUIPMENT,
   at cost                            10,661,595          10,603,061
      Less accumulated depreciation	   8,952,692           8,569,234
      Net property, plant and equipment1,708,903           2,033,827

DEFERRED INCOME TAXES                     62,900              62,900

         TOTAL	                  $ 10,174,891        $ 10,707,403

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable to bank            $ 2,488,839        $ 2,552,183
    Current portion of long-term debt  1,141,723          1,355,023
    Accounts payable                   1,743,775          1,286,643
    Customer deposits                    120,720            127,196
    Accrued expenses                     679,050            987,336
       Total current liabilities       6,174,107          6,308,381

LONG-TERM DEBT, excluding current portion287,653            344,609

STOCKHOLDERS' EQUITY:
   Common stock - $.01 par value.  Authorized
   5,000,000 shares; issued 1,340,778 shares 13,408          13,408
   Additional paid-in capital             1,249,611       1,559,037
   Retained earnings                      2,858,795       3,291,782
                                          4,121,814       4,864,227

Less cost of common shares in treasury of
   42,602 in August and 84,427 in November  408,683         809,814

       Total stockholders' equity         3,713,131       4,054,413

         TOTAL	                      $10,174,891    $ 10,707,403

See accompanying notes to financial statements.

                        ART'S-WAY MANUFACTURING CO., INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

	 	                                    NINE MONTHS ENDED
		                                 AUGUST 31,    August 31,
		                                   2001	         2000
CASH FLOW FROM OPERATIONS:
  Net Loss            	                  $ (432,987)   $ ( 75,560)
  Adjustment to reconcile net loss to net
    cash provided by operations:
  Depreciation and amortization	         383,458       377,114
  Changes in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                      59,755      (351,644)
     Inventories	                           282,447       642,284
     Other Assets                           (124,224)        4,966
    Increase (Decrease) in:
     Accounts payable                        457,132       214,074
     Customer deposits	                      (6,476)       10,785
     Accrued expenses                       (308,286)     (192,776)

        Total adjustments                    743,806       704,803

        Net cash provided by operations      310,819       629,243

  CASH USED IN INVESTING ACTIVITIES-
     Purchases of property, plant and
     equipment                               (58,534)        -

  CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock
      from treasury                           91,705        -
  Net repayments of notes payable
  to bank                                    (63,344)     (829,463)
  Principal payments on long-term debt      (270,256)     ( 56,755)

   Net cash used in financing activities    (241,895)     (886,218)

Net increase (decrease) in cash               10,390      (256,975)

Cash at beginning of the period                4,375       273,303

Cash at end of the period	           $    14,765    $   16,328

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                             $   325,661    $  434,200
    Income taxes                               4,276         4,790

See accompanying notes to financial statements.


                     ART'S-WAY MANUFACTURING CO., INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Statement Presentation

      The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended November 30, 2000. The results of operations for the third quarter and year to date ended August 31, 2001 are not necessarily indicative of the results for the fiscal year ending November 30, 2001.

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

3.	INVENTORIES

        Major classes of inventory are:         August 31,      November 30,
                                                  2001              2000

             Raw material                      $1,286,972      $ 1,054,509

             Work-in-process                    1,818,874        2,070,323

             Finished goods                     3,796,031        4,059,492

                     Total                    $ 6,901,877       $7,184,324

4.	ACCRUED EXPENSES

       Major components of accrued expenses are:
                                                August 31,       November 30,
                                                  2001               2000

            Salaries, wages and commissions $  301,089           $ 419,941

            Accrued warranty expense            53,659             106,667

            Other                              324,302             460,728

                Total                       $  679,050           $ 987,336

5.	LOAN AND CREDIT AGREEMENTS

        Line of Credit

        The Company has a credit agreement with a bank that allows for borrowings up to $4,500,000, subject to borrowing base limitations on the Company's accounts receivable and inventory, and to allow for letters of credit for $100,000. At November 30, 2000, the Company had borrowed $2,552,183 and had $100,000 in outstanding letters of credit. At August 31, 2001, the Company has borrowings outstanding of $2,488,839 and has $100,000 in out-standing letters of credit. At November 30, 2000 and August 31, 2001, $212,000 and $83,700 was available for borrowings, respectively.
        The interest rate is based on the bank's referenced rate and is variable based upon certain performance objectives with a maximum of plus 4.00% of the referenced rate and a minimum of plus zero (10.50% at August 31, 2001).

        The Company also has a long-term loan with the same bank with an original principal amount of $1,991,000. The principal amount is repayable in monthly installments of $23,700 with the final payment due October 15, 2001.

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

        The original term of the loan expired on August 31, 2000. The loan agreement has been amended on August 31, 2000, October 15, 2000, January 15, 2001, February 15, 2001, April 15, 2001, and
        June 15, 2001. On September 1, 2001, the original lender assigned the loan agreement to a new lender who extended the agreement to October 15, 2001. At August 31, 2001, the Company was in default of a loan covenant, the fixed maturity coverage, of their credit facility and installment promissory note. The lender notified the Company that the current loan agreement provided that the lender may, as a result of any event of default, accelerate the payment of all obligations. On October 15, 2001, the new lender amended the loan agreement to waive the covenant violation and extend the loan to November 15, 2001. In each of these amendments, the lenders have agreed not to exercise their rights and remedies under the loan agreement unless there is an additional future event of default.

        The Company is currently negotiating with other financial institutions in order to establish a new credit facility. While the Company believes a new credit facility will be obtained, there is no assurance of such. If the Company is unable to obtain a new credit facility prior to the expiration of its existing facility on November 15, 2001, it will be unable to repay its outstanding balance due November 15, 2001, unless its current lender grants an extension.

        A summary of the Company's long-term debt is as
        follows:
	                                         August 31,    November 30,
                                                 2001            2000
        Installment promissory note payable
        in monthly installments of $23,700,
        plus interest at four percent over
        the bank's national money market
        rate (10.50%), secured by the cash,
        accounts receivable, inventories
        and property, plant and equipment      $1,066,700      $1,280,000

        State of Iowa Community Development
        Block Grant promissory notes at zero
        percent interest, maturity 2006 with
        quarterly principal payments of $11,111 $ 222,223      $  255,556

        State of Iowa Community Development
        Block Grant local participation
        promissory notes at 4% interest,
        maturity 2006, with quarterly
        payments of $7,814                     $  140,453       $  164,076


             Total long-term debt              $1,429,376       $1,699,632

        Less current portion of long-term debt $1,141,723       $1,355,023

             Long-term debt, excluding
                 current portion               $  287,653       $  344,609

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

        The Company's main source of funds for the nine months ended
        August 31, 2001 was a reduction in accounts receivable and inven-tory and an increase in accounts payable. These sources were offset partially by a reduction in accrued expenses. The positive cash flow from operations funded the reduction of the Company's out-standing bank borrowings and the purpose of capital expenditures.

        The conditions existing in the agriculture economy, in addition to adversely impacting sales, have also resulted in a deterioration of the Company's accounts receivable. The Company believes it has pro-vided an adequate reserve for uncollectible accounts based on currently available information.

        As of August 31, 2001, the Company had no material commitments for capital expenditures.

        During 1999, the Company was notified by its lender that the Company does not fit the lender's customer profile and was requested to relocate its financing needs.

        The original term of the loan expired on August 31, 2000. The loan agreement has been amended on August 31, 2000, October 15, 2000, January 15, 2001, February 15, 2001, April 15, 2001, and
        June 15, 2001. On September 1, 2001, the original lender assigned the loan agreement to a new lender who extended the agreement to October 15, 2001. At August 31, 2001, the Company was in default of a loan covenant, the fixed maturity coverage, of their credit facility and installment promissory note. The lender notified the Company that the current loan agreement provided that the lender may, as a result of any event of default, accelerate the payment of all obligations. On October 15, 2001, the new lender amended the loan agreement to waive the covenant violation and extend the loan to November 15, 2001. In each of these amendments, the lenders have agreed not to exercise their rights and remedies under the loan agreement unless there is an additional future event of default.

        The Company is currently negotiating with other financial institutions in order to establish a new credit facility. While the Company believes a new credit facility will be obtained, there is no assurance of such. If the Company is unable to obtain a new credit facility prior to the expiration of its existing facility on November 15, 2001, it will be unable to repay its outstanding balance due November 15, 2001, unless its current lender grants an extension.

        Lending institutions are reluctant to expand their loan portfolios in the agriculture sector of the economy until the depressed state of the farm economy improves. In additon, the size of the loan is difficult to place as the loan required is too large and specialized for many local lenders and too small for the regional and national lenders. The Board of Directors and Management have been and con-tinue to explore various financing alternatives including, but not limited to, asset based lending arragements, convertible debentures and venture capitalist arrangements. Although no assurances can be given, the Company expects that a financing alternative will be negotiated and completed during the fiscal year 2001. The continua-tion as a going concern is dependent upon the Company's ability to successfully establish the necessary financing arrangement and to comply with the terms thereof, and to operate at a profitable level.

(b)     Results of Operations

        Overall sales for the third quarter were approximately $1,547,000 lower than last year's third quarter. Sales of Art's-Way products were $1,509,000 lower than one year ago, which reflects a weak demand for our sugar beet equipment caused by a collapse of the sugar beet industry. OEM sales were nearly equal to those of one year ago.

        For the nine months ended August 31, 2001, total sales were approximatley $2,813,000 lower than the previous year. Sales of Art's-Way branded products were $1,651,000 lower than last year. This decease in sales occurred almost entirely in the third quarter, again reflecting a weak demand for our sugar beet equip-ment caused by a collapse of the sugar beet industry. OEM sales were $1,162,000 lower than last year, reflecting actions taken by our OEM customers to reduce inventories in anticipation of lower sales for 2001.

        Gross profit as a percent of sales for the quarter ended August 31, 2001, was 20% as compared to 26% for the same period in 2000. On a year to date basis, gross profit for 2001 was 20% as compared to 24% for 2000. The reduced manufacturing activity continues to put signi-ficant pressure on manufacturing efficiencies, although cost reduction programs implemented January 15, 2001 have favorably contributed to reducing manufacturing costs.

        Operating expenses for the quarter and year to date ending August 31, 2001 were approximately 36% and 23% below the previous year, respec-tively, which directly reflects the cost reduction actions taken on January 15, 2001. Interest expense is 34% and 25% below last year for the quarter and year to date ending August 31, 2001, respectively, reflecting a lower lever of borrowing. Due to the continued distressed agricultural economy, the Company will not record any tax benefits until the Company returns to profitability, and the Company will continue to monitor the recoverability of the current deferred tax asset.

        The order backlog as of August 31, 2001 is approximately $1,100,000 compared to $2,300,000 one year ago. These orders primarily will be delivered by the end of the current fiscal year. The decrease in backlog is due to decreased sugar beet equipment orders, and the fact that this year all sugar beet equipment was delivered prior to August 31, whereas last year a portion of the sugar beet equipment was not delivered until after August 31.

(c)     Effect of New Accounting Standards

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS 125 without reconsideration. SFAS 140 is effective for transfers of financial assets occurring after March 31, 2001. The Company believes there is no impact of this standard on its financial position or results of operations.


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



                            ART'S-WAY MANUFACTURING CO., INC.


      Date     October 15, 2001    /s/William T. Green
                                (William T. Green, Chief Financial Officer)



      Date     October 15, 2001    /s/John C. Breitung
                                (John C. Breitung, President)