Form 10-K
period 2001-11-30
ARTS WAY MANUFACTURING CO INC
filed 2002-02-28
CIK 7623

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                  FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended November 30, 2001     Commission File No. 0-5131

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant on February 14, 2002: $2,919,059

Number of common shares outstanding on February 14, 2002: 1,938,176

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders to be filed within 120 days of November 30, 2001 are incorporated by reference into Part III.

                          Art's-Way Manufacturing Co., Inc.
                              Index to Annual Report
                                   on Form 10-K


Part I                                                              Page
     Item 1 - Description of Business                             3 thru 5

     Item 2 - Properties                                             5

     Item 3 - Legal Proceedings                                      5

     Item 4 - Submission of Matters to a Vote of Security Holders    5

Part II
     Item 5 - Market for the Registrant's Common Stock and
              Related Security Holder Matters                        6

     Item 6 - Selected Financial Statement Data                      7

     Item 7 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations      7 thru 12

     Item 7A -Quantitative and Qualitative Disclosures
              About Market Risk                                     12

     Item 8 - Financial Statements and
              Supplemental Data                                     13

     Item 9 - Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                   13

Part III
     Item 10- Directors and Executive Officers of the Registant     14

     Item 11- Executive Compensation                                14

     Item 12- Security Ownership of Certain Beneficial Owners
              and Management                                        14

     Item 13- Certain Relationships and Related Transactions        14

Part IV

     Item 14- Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                   15

                                  PART I

Item 1. Description of Business

	(a)   General Development of Business

	Art's-Way Manufacturing Co., Inc. (the "Company" or "Art's-Way") began operations as a farm equipment manufacturer in 1956. Its manufacturing plant is located in Armstrong, Iowa.

	During the past five years, the business of the Company has remained substantially the same.

      (b)   Recent Events

      On February 12, 2002, an Agreement was reached with J. Ward McConnell, Jr., the owner of 10.4% of the outstanding stock of the Company and the father of director Marc H. McConnell. Under the Agreement, Mr. McConnell agreed to purchase 640,000 shares of the Company's common stock for $800,000. Mr.
      McConnell now owns forty percent (40%) of the outstanding stock of the Company. The proceeds are being used to repay current obligations of the Company and for the reduction of bank debt. Mr. McConnell agreed that without the approval of the Board of Directors, excluding himself and his son, he will not acquire as much as fifty percent (50%) of the Company's common stock and will not take the Company private. Subsequently, Donald A Cimpl, a director, resigned from the Board of Directors and Mr. McConnell was elected as a director. At the same time, James L. Koley resigned as Chairman of the Board and Mr. McConnell was elected as Chairman of the Board. Mr. Koley will remain as a director of the Company.

      The Company is negotiating with its lender for an agreement to provide long-term financing. Currently, the Company's debt of approximately $2,963,000 with one of its lenders is payable upon demand. The lender has submitted a financing proposal but the final terms of the proposal are currently being negotiated. If the Company is unable to obtain this new credit agreement, it will be unable to pay its outstanding balance due upon foreclosure.

      Because of the Company's recurring losses from operations and the demand nature of its operating and term debt, KPMG, LLP, the Company's independent public accountants, have issued a report on the Company's financial statements raising doubt about the Company's ability to continue as a going concern. Their opinion is contained on page F-1.

	(c)   Financial Information About Industry Segments

	In accordance with accounting principles, generally accepted in the United States of America, Art's-Way has only one industry segment, metal fabrication.

	(d)   Narrative Description of Business

	The Company manufactures specialized farm machinery under its own and private labels.

	Equipment manufactured by the Company under its own label includes: portable and stationary animal feed processing equipment and related attachments used to mill and mix feed grains into custom animal
	feed rations; a high bulk mixing wagon to mix animal feeds
      containing silage, hay, and grain; a line of mowers and stalk shredders; minimum till seed bed preparation equipment; sugar beet and potato harvesting equipment; and a line of land maintenance equipment, edible bean equipment, and grain drill equipment.

      Private label manufacturing of farm equipment accounted for 30%, 31%, and 30% of total sales for the years ended November 30, 2001, 2000, and 1999, respectively.

	Art's-Way labeled products are sold by farm equipment dealers throughout the United States. There is no contractual relationship with these dealers to distribute Art's-Way products, and dealers may sell a competitor's product line but are discouraged from doing so.

	Raw materials are acquired from domestic sources and normally are readily available.

	The Company maintains patents and manufacturing rights on several of its products covering unique aspects of design and has trademarks covering product identification. Royalties are paid by the Company for use of certain manufacturing rights. The validity of its patents has not been judicially determined and no assurance can be given as to the extent of the protection that the patents afford. In the opinion of the Company, its patents, trademarks, and licenses are of value in securing and retaining business. The Company currently has three patents that expire in various years beginning in 2001 through 2012. The Company believes that those patents which expired in 2001 had no effect on the Company's business.

	Sales of the Company's agricultural products are seasonal; however, with recent additional product purchases and the development of mowers, shredders, and beet harvesting machinery, coupled with private labeled products, the impact of seasonality has been decreased because the peak periods occur at different times. The Company, similar to other manufacturers in the farm equipment industry, is affected by factors peculiar to the farm equipment field, including items such as fluctuations in farm income resulting from the change in commodity prices, crop damage caused by weather and insects, government farm programs, and other unpredictable variables such as interest rates.

	The Company has an OEM supplier agreement with Case Corporation. Under the OEM agreement the Company has agreed to supply Case's requirements for certain feed processing, tillage equipment, and service parts under Case's label. The agreement has no minimum requirements and can be cancelled upon certain conditions. For the years ended November 30, 2001, 2000, and 1999, sales to Case aggregated approximately 20%, 22%, and 30% of total sales, respectively.

	The backlog of orders on February 8, 2001 was approximately $1,875,000 compared to approximately $1,900,000 a year ago. The order backlog is expected to be shipped during the current fiscal year.

	The Company currently does no business with any local, state, or federal government agencies.

	The feed processing products, including private labeled units, compete with similar products of many other manufacturers. There are estimated to be more than 15 competitors producing similar products, although total market statistics are not available. The Company's products are competitively priced with greater diversity than most competitor product lines. Beet harvesting equipment is manufactured by three companies that have a significant impact on the market. The Company's share of this market is estimated to be about 45%. Other products such as mowers, shredders, and grain drills are manufactured by approximately 20 other companies; however, the Company believes its products are competitively priced and their quality and performance are above average in a market where price, product performance, and quality are principal elements.

	The Company is engaged in experimental work on a continual basis to improve the present products and create new products. Research costs for the current fiscal year were primarily expended on the continuing development of beet harvesting equipment. All research costs are expensed as incurred. Such costs approximated $125,000, $302,000, and $310,000 for the years ended November 30, 2001, 2000, and 1999, respectively. (See also note 1 to the Financial Statements).

	The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of materials into the environment. The Company does not anticipate that they will have any future expenses or capital expenditures relating to compliance with such regulations.

	During the year ended November 30, 2001, the Company had peak employment of 95 full-time employees, of which 81 were factory and production employees, 2 were engineers and engineering draftsman, 11 were administrative employees, and 1 was in sales and sales management. Employee levels tend to fluctuate based upon the seasonality of the product line.

	The Company's employees are not unionized. There has been no work stoppage in the Company's history and no stoppage is, or has been, threatened. The Company believes its relationship with its employees is good.

	(d) Financial Information about Foreign and Domestic Operation and Export Sales

	The Company has no foreign operations. Its export sales, primarily to Canada and Denmark, accounted for less than 1% of sales and less than 1% of operating loss in the years ended November 30, 2001, 2000,
	and 1999.

Item 2.  Properties

	The existing executive offices, production, and warehousing facilities of Art's-Way are built of hollow clay block/concrete and contain approximately 240,000 square feet of usable space.
      Most of these facilities have been constructed since 1965 and are in good condition. The Company owns approximately 132
	acres of land west of Armstrong, Iowa, which includes the factory and inventory storage space. The Company currently leases excess land to third parties for farming.

Item 3.  Legal Proceedings

	Various legal actions and claims are pending against the Company consisting of ordinary routine litigation incidental to the business. In the opinion of management, adequate provisions have been made in the accompanying financial statements for all pending legal actions and other claims. (See also note 10 to the Financial Statements.)

Item 4.  Submission of Matters to a Vote of Security Holders

	Not Applicable.

                                PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

	(a) Price Range of Common Stock

                          Per Share Common Stock Bid Prices by Quarter

                           Year ended      		Year ended
                        November 30, 2001      	   November 30, 2000
                           High    Low      		High     Low
       First Quarter       3.188   2.750              4.219    3.500
       Second Quarter      2.938   1.950              4.125    3.000
       Third Quarter       2.340   2.000              4.000    3.250
       Fourth Quarter      2.250   1.870              3.500    3.000

The Common Stock trades on The NASDAQ Small Cap Stock Market under the symbol ARTW. The range of closing bid prices shown above are as reported by the Small Cap NASDAQ. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

(b)   Approximate Number of Equity Security Holders

                                        Approximate number of
          Title of Class     Round Lot Shareholders as of February 20,2002
        Common Stock, $.01
            Par Value                        448

(c)   Dividend Policy

Holders of Common Stock of the Company are entitled to a pro rata share of any dividends as may be declared, from time to time, from funds available and to share pro rata in any such distributions available for holders of Common Stock upon liquidation of the Company. The Company has not paid a dividend during the past five years, and is currently restricted by its loan covenants from paying any dividends.

Item 6.  Selected Financial Statement Data

The following tables set forth certain information concerning the Income Statements and Balance Sheets of the Company and should be read in conjunction with the Financial Statements and the notes thereto appearing elsewhere in this Report.

(a)   Selected Income Statement Data (In Thousands of Dollars,
      Except Per Share Amounts)

                             Year         Year          Year
                             ended        ended         ended
                          November 30,  November 30,  November 30,
                             2001         2000          1999
  Net Sales                $10,891      $14,229       $17,227
  Net Loss                 $(2,382)     $(2,166)      $  (630)
  Loss Per Share:
    Basic                  $ (1.86)     $ (1.72)      $  (.50)
    Diluted                $ (1.86)     $ (1.72)      $  (.50)
  Common Shares
  and Equivalents
  Outstanding:
    Basic                 1,279,613    1,256,351     1,248,456
    Diluted               1,279,613    1,256,351     1,248,456

(a) Selected Balance Sheet Data (In Thousands of Dollars, Except Per Share Amounts)
                          November 30,  November 30,  November 30,
                             2001         2000          1999
  Total Assets             $ 6,755       $10,707       $15,078
  Long-Term Debt           $   272       $   345       $   420
  Dividends Per Share      $   .00       $   .00       $   .00

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements below ("Cautionary Statements") include the Company's degree of financial leverage, the factors described in Item 1(a and c) of this report, risks associated with acquisitions and in the integration thereof, risks associated with supplier/OEM agreements, dependence upon the farm economy and the impact of competitive services and pricing, as well as other risks referenced from time to time in the Company's filings with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

The following discussion and analysis of financial condition and results of operations of the Company are based on the Financial Statements and the notes thereto included herein.

(a) and (b)   Liquidity and Capital Resources

Twelve months ended November 30, 2001

The Company's main source of funds was a reduction in accounts receivable and inventories. The reduction in accounts receivable results primarily from the lower sales volume. The reduction in inventories resulted from a combination of lower production activity necessitated by lower volume, and an inventory writedown following an auction conducted in November 2001 to sell excess and obsolete inventory. The auction resulted in a loss of $1,082,000. As a result of the auction held in the fourth quarter, the Company obtained better market information in regards to its aging inventory, leading to an increase in its obsolete and excess inventory reserves of approximately $300,000. The expense associated with this increase in the reserve recognizes the continuing impact of the farm economy on the Company's asset value.

The positive cash flow from operations was used in part to reduce bank loans by $944,000. Capital expenditures for the year ended November 30, 2001 were $59,000.

Twelve months ended November 30, 2000

The Company's main source of funds was a reduction in accounts receivable and inventories. The accounts receivable decrease results primarily from the lower sales volume. The decrease in inventory results from the lower sales volume combined with concentrated efforts to reduce inventory levels. The positive cash flow from operations allowed for the reduction in bank borrowings. There were no capital expenditures during the fiscal year ended November 30, 2000.

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

Capital Resources

The Company has a credit agreement with a lending institution (lender) that provides for a revolving line of credit (credit facility) and a term loan.

The credit facility allows for borrowings up to $4,500,000, subject to borrowing base percentages on the Company's accounts receivable and inventory, and allowing for letters of credit up to $100,000. At November 30, 2001, the Company has borrowed $2,073,704 and has $100,000 in outstanding letters of credit. At November 30, 2000, the Company had borrowed $2,552,183 and had $100,000 in outstanding letters of credit. At November 30, 2001 and 2000, $68,000 and $212,000 were available for borrowings, respectively. The interest rate is based on the lender's referenced rate and is variable based upon certain performance objectives. Under the terms of the agreement, the Company will not pay more than 4% over the reference rate, nor less than the reference rate during the term of the agreement. The outstanding borrowings bear interest at 9.00% at November 30, 2001.

The term loan was for an original principal amount of $1,991,000.
The principal amount is repayable in monthly installments of $23,700 with the remaining balance due on demand.

All loans, advances and other obligations, liabilities and indebtedness of the Company are secured by all present and future assets. The Company pays an unused line fee equal to three-eighths of one percent of the unused portion of the revolving line of credit. The Company's cash account has been restricted by the lender, such that any available cash is used to pay down on the credit facility.

During 1999, the Company was notified by its lender that the Company did not fit the lender's customer profile and was requested to relocate its financing needs.

At November 30, 2000 and 1999, the Company was in default of a loan covenant, the fixed maturity coverage ratio, of their credit facility and term loan. The lender notified the Company that the current loan agreement provided that the lender may, as a result of any event of default, accelerate the payment of all obligations. As a result, all borrowings associated with this lender had been classified as current. The lender did not call for the acceleration of the payment of all obligations, but retained the right to do so at any time.

The initial term of the loan agreement ended on August 31, 2000.
In a letter dated May 26, 2000, the Company was notified that the lender did not intend to extend the term of the loan agreement beyond the termination date. Therefore, all of the obligations outstanding under the credit agreement and term loan amounting to $4,383,825 at August 31, 2000 were due and payable on August 31, 2000.

During the period between August 31, 2000 and August 31, 2001, the loan agreement was amended several times to provide for extensions of various lengths from 30 days to 90 days. On September 1, 2001, the lender sold the loan to another lending institution (new lender). Under this arrangement, the Company continued to operate under the same terms as existed prior to the sale. The new lender granted extensions from September 1, 2001 through November 15, 2001, but has not granted an extension beyond this date.

Although there is no documented extension, the new lender has submitted a financing proposal to the Company in regards to long-term financing. The final terms of the proposal are currently being negotiated.

The Company believes a new credit facility will be obtained from the lender and that it will be able to meet its obligations under the new credit agreement when completed. If the Company is unable to obtain a new credit agreement, it will be unable to pay its outstanding balance due upon foreclosure.

On February 12, 2002, an Agreement was reached between J. Ward McConnell, Jr., a private investor, and the Company that allowed Mr. McConnell to purchase 640,000 shares of authorized and unissued stock from the Company for the sum of $800,000. The proceeds will be used for the repayment of current obligations and for the reduction of bank debt.
Mr. McConnell has agreed that without prior approval of the Board of Directors, excluding himself and his son, he will not acquire as much as fifty percent (50%) of the Company's common stock and will not take the Company private.

With the $800,000 capital infusion received from Mr. McConnell, the Company will use approximately $500,000 of the proceeds in paying down its aged outstanding payables to its suppliers. The Company is mindful of the necessity to continue to control its costs, as it intends to finance its working capital and pay down its debt through cash from operations. The Company believes that the infusion of capital from Mr. McConnell will also enable it to successfully complete negotiations with its lender.

The Company's current ratio and its working capital are as shown in the following table:

                        November 30, November 30, November 30,
                            2001         2000        1999
Current Assets          $5,670,708  $ 8,610,676  $11,910,297
Current Liabilities      4,990,884    6,308,381    8,438,446
Working Capital         $  679,824  $ 2,302,295  $ 3,471,851

Current Ratio                1.1          1.4        1.4

The Company believes the funding expected to be generated from operations and provided by the new credit facility when established, the infusion of capital by Mr. McConnell, and its existing borrowing capacity will be sufficient to meet working capital and capital investment needs.

(c)   Results of Operations

Twelve months ended November 30, 2001 compared to the twelve months ended November 30, 2000

Revenues decreased 23% to $10,891,000 from $14,229,000 while the Company recorded a net loss of $2,382,000 ($1.86 per share) compared to a net loss of $2,166,000 ($1.72 per share) in the prior year. Revenues from Art's-Way branded products were down 23% while OEM sales decreased 26%. The reduction in sales reflects the continuing weakness in the farm economy. The sugar beet industry continued to be in distress, with the processing plants moving from private ownership to co-operative ownership and due to increasing competition from foreign sugar producing sources. Demand for our feed processing and land maintenance equipment is above expectations and replacement parts sales remain strong.

Gross profit, as a percent of sales was 5% as compared to 17% for the previous year. As is shown on the statement of operations, the Company had unusual losses from disposition of excess and obsolete inventory of $1,082,000 and an assest impairment writedown on tooling related to product lines that have been abandoned of $547,000. Had these two losses not occurred, the gross profit as a percent of sales would have been 19%.

Operating expenses were down $860,000 from the previous year as a result of cost cutting efforts in January 2001. As a percent of sales, operating expenses were 22% and 23%, respectively when comparing the years ended November 30, 2001 and 2000.

Other deductions decreased $306,000 from the previous year. Lower bank borrowings combined with prime interest rate reductions and reduced volume in our financed accounts receivable account resulted in this reduction.


Twelve months ended November 30, 2000 compared to the twelve months ended November 30, 1999

Revenues decreased 17% to $14,229,000 from $17,227,000 while the Company recorded a net loss of $2,166,000 ($1.72 per share) compared to a net loss of $630,000 ($.50 per share) in the prior year. Revenues from Art's-Way branded products were down 18% while OEM sales decreased 16%. The reduction in sales reflects the continuing weakness in the farm economy. The agricultural niche markets the Company serves were all hit very hard by declining prices in both livestock and commodities. The sugar beet industry has suffered from over production and increasing competition from the sugar cane industry and competition from foreign sources. These market situations and a general lack of confidence by U.S. farmers in the direction the U.S. agricultural industry will move has adversely affected the Company. The one main area of good activity was the cattle industry where increased demand for beef caused an increase in beef cattle prices, which resulted in good demand for our feed processing equipment.

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

The Company implemented cost reduction programs that reduced its work force from 123 to 97, which, when combined with other cost reductions, reduced manufacturing and operating overhead by approximately $1,200,000. Other cost reductions include reduced manufacturing costs accomplished through manufacturing efficiency improvement programs, reduced warranty costs accomplished through quality programs and other variable cost controlling initiatives. The Company is now structured to be more market responsive.

Utilization of Deferred Tax Assets

The Company has established a deferred tax asset valuation allowance of approximately $2,108,000 and $1,258,000 at November 30, 2001 and 2000, respectively, due to the uncertainty of realizing various net operating losses and tax credit carryforwards. In assessing the realizability of deferred tax assets for these years, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the reversal of deferred tax liabilities, the expiration dates of tax credits and carryforwards and projected future taxable income, management believes it is more likely than not the Company will realize the benefits of the November 30, 2000 net deferred tax assets. See also note 9 to the Financial Statements.

(d) Critical Accounting Policies

The Company has identified the following accounting policies as critical to their operations.

Revenue Recognition - Revenue is typically recognized when risk of ownership passes to the buyer. This generally occurs when the Company's product is shipped from its facility to the customer.

Inventory Valuation - The Company values its inventory based on a standard costing system which requires the inventory to be valued on the first in, first out method of valuing inventory. Any inventory product which has not moved within the past 3 years is considered significantly aged, and an appropriate reserve percentage is assigned to that inventory classification.

(e) Effect of New Accounting Standards

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (SFAS No. 141), Business Combinations and
No. 142 (SFAS No. 142), Goodwill and Other Intangible Assests.
SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.
Business combinations accounted for as poolings-of-interests and initiated prior to June 30, 2001 are grandfathered. SFAS No. 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS No. 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets upon adoption. After transition, the impairment tests will be performed annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, as of the beginning of the year. As of November 30, 2001, the Company has no goodwill or intangible assets recorded in its financial statements. Management believes that SFAS No. 141 and SFAS No. 142 will have no significant effect on the financial position, results of operations and cash flows of the Company.

During June 2001, the FASB issued SFAS No. 143 (SFAS No. 143), Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. As of November 30, 2001, management believes that SFAS 143 will have no significant effect on the financial position, results of operations and cash flows of the Company. On October 3, 2001, the FASB issued SFAS No. 144
(SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS No. 144 is effective for fiscal years beginning after December 31, 2001. As of November 30, 2001, management believes that SFAS No. 144 will have no significant effect on the financial position, results of operations, and cash flows of the Company.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, primarily from changes in interest rates, associated with the variable rates on its debt and its accounts receivable financing.

Item 8.  Financial Statements and Supplemental Data

Financial Statements and Supplemental Data for the years ended
November 30, 2001, 2000, and 1999, are presented in a separate section of this Report following Part IV.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

                               PART III

Item 10.   Directors and Executive Officers

The information required by Item 10 is incorporated by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after November 30, 2001 and is included as Exhibit 99.1 hereto and incorporated herein by this reference.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after November 30, 2001 and is included as Exhibit
99.1 hereto and incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after November 30, 2001 and is included as Exhibit
99.1 hereto and incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after November 30, 2001 and is included as Exhibit
99.1 hereto and incorporated herein by this reference.

                                 PART IV

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

   10.5        Agreement dated February 12, 2002 between the Company and
               J. Ward McConnell, Jr., purchase of 640,000 shares of common stock. Incorporated by reference to Current Report on Form 8-K filed February 22, 2002.

   99.1 Proxy Statement for 2002 Annual Meeting to be filed on or before 120 days after November 30, 2001.


                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Art's-Way Manufacturing Co., Inc.:


We have audited the accompanying financial statements of Art's-Way Manufacturing Co., Inc. (the Company) as listed in the accompanying table of contents on page F-2. In connection with our audits of the financial statements, we have also audited the financial statement schedule as listed in the accompanying table of contents. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at November 30, 2001 and 2000, and the results of its operations and its cash flows for the years ended November 30, 2001, 2000, and 1999, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 14 to the financial statements, the Company has suffered recurring losses from operations and has a debt maturity date that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

		                   	KPMG LLP


Omaha, Nebraska
January 28, 2002, except
   as to note 14, which
   is as of February 18, 2002


                       ART'S-WAY MANUFACTURING CO., INC.

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE


FINANCIAL STATEMENTS

Statements of Operations -
    Years ended November 30, 2001, 2000, and 1999, .................    F-3

Balance Sheets -
    November 30, 2001 and 2000 ....................................     F-4

Statements of Stockholders' Equity -
    Years ended November 30, 2001, 2000, and 1999 ...................   F-5

Statements of Cash Flows -
    Years ended November 30, 2001, 2000, and 1999 ...................   F-6

Notes to Financial Statements -
    Years ended November 30, 2001, 2000, and 1999...................  F-7 - F-16

SCHEDULE SUPPORTING FINANCIAL STATEMENTS

    Schedule VII  -  Valuation and Qualifying Accounts.............     S-1


All other schedules have been omitted as the required information is not applicable or the information is included in the financial statements or related notes.


                       ART'S-WAY MANUFACTURING CO., INC.
                           STATEMENTS OF OPERATIONS


		                        YEARS ENDED
		         November 30,  November 30,   November 30,
		            2001	         2000	     1999

NET SALES	          $10,891,398   $14,229,178  $ 17,226,760
COST OF GOODS SOLD      8,768,676    11,867,404    13,299,177
LOSS ON INVENTORY
     DISPOSITION        1,082,441        -             -
ASSEST IMPAIRMENT
     WRITEDOWN            546,523        -             -

TOTAL COST OF GOODS
     SOLD              10,397,640    11,867,404    13,299,177

GROSS PROFIT              493,758     2,361,774     3,927,583

EXPENSES:
 Engineering		  208,378       439,511       439,666
 Selling	              529,225       701,289     1,234,599
 General and
   administrative	      1,670,987     2,128,164     2,269,710
     Total expenses     2,408,590     3,268,964     3,943,975

LOSS FROM OPERATIONS   (1,914,832)     (907,190)      (16,392)

OTHER INCOME (DEDUCTIONS):
    Interest expense	 (411,101)     (559,785)     (525,237)
    Other	                9,208      (148,454)     (196,544)
     Net deductions      (401,893)     (708,239)     (721,781)

LOSS BEFORE
  INCOME TAXES	     (2,316,725)   (1,615,429)     (738,173)

INCOME TAX EXPENSE
 (BENEFIT)                 65,176       550,557      (108,247)

NET LOSS              $(2,381,901)  $(2,165,986)    $(629,926)

LOSS PER SHARE
  Basic                 $  (1.86)      $  (1.72)     $  (0.50)
  Diluted                  (1.86)         (1.72)        (0.50)

COMMON SHARES AND
 EQUIVALENT OUTSTANDING:
  Basic               1,279,613        1,256,351     1,248,456
  Diluted             1,279,613        1,256,351     1,248,456

See accompanying notes to financial statements.


                         ART'S-WAY MANUFACTURING CO., INC.
                                   BALANCE SHEETS

                                           November 30,     November 30,
		                                  2001		   2000
ASSETS

CURRENT ASSETS:
 Cash                         	       $     4,375      $      4,375
 Accounts receivable-customers,
    net of allowance for doubtful accounts
    of $55,301 and $76,303
    in 2001 and 2000,
    respectively                               922,168         1,331,308
 Inventories                                 4,690,008         7,184,324
 Other current assets                           54,157            90,669

     Total current assets                    5,670,708         8,610,676

PROPERTY, PLANT, AND EQUIPMENT,
 at cost                                    10,583,740        10,603,061
   Less accumulated depreciation	         9,499,347         8,569,234

   Net property, plant, and equipment	   1,084,393         2,033,827

DEFERRED INCOME TAXES		                   -                62,900

        TOTAL	                       $   6,755,101    $   10,707,403



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to bank                  $   2,073,704       $ 2,552,183
  Current portion of term debt                 962,040         1,355,023
  Accounts payable                             984,052         1,286,643
  Customer deposits                             64,449           127,196
  Accrued expenses                             634,306           987,336

    Total current liabilities	               4,718,551         6,308,381

LONG-TERM DEBT, excluding current
    portion                                    272,333           344,609

         Total liabilities                   4,990,884         6,652,990

STOCKHOLDERS' EQUITY:
  Common stock - $.01 par value.  Authorized
   5,000,000 shares; issued 1,340,778 shares    13,408            13,408
  Additional paid-in capital                 1,249,611         1,559,037
  Retained earnings                            909,881         3,291,782
 		                                 2,172,900         4,864,227

  Less cost of common shares in treasury of
   42,602 and 84,427 in 2001 and 2000,
   respectively                                408,683           809,814

      Total stockholders' equity	         1,764,217         4,054,413

      TOTAL	                               $ 6,755,101       $10,707,403

See accompanying notes to financial statements.




                        ART'S-WAY MANUFACTURING CO., INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED NOVEMBER 30, 2001, 2000, AND 1999

					      Additional
	          Number of  Stated/   Paid-In   Retained     Treasury
	           Shares   Par Value  Capital   Earnings       Stock     Total
BALANCE, NOVEMBER 30, 1998
              1,245,931  $13,408  $1,618,453 $6,087,694   $(909,749)$6,809,806
 Net Loss                   -	          -	     (629,926)       - 	    (629,926)
 Shares reissued from treasury
                 10,420     -        (59,416)     -          99,935     40,519
BALANCE, NOVEMBER 30, 1999
             1,256,351    13,408   1,559,037  5,457,768    (809,814) 6,220,399
 Net Loss	                -           -	   (2,165,986)       -    (2,165,986)
BALANCE, NOVEMBER 30, 2000
              1,256,351  $13,408  $1,559,037 $3,291,782   $(809,814)$4,054,413
 Net loss                   -           -    (2,381,901)       -    (2,381,901)
 Shares reissued from treasury
                 41,825     -       (309,426)      -        401,131     91,705
BALANCE NOVEMBER 30, 2001
              1,298,176  $13,408  $1,249,611 $  909,881   $(408,683)$1,764,217

See accompanying notes to financial statements.


                          ART'S-WAY MANUFACTURING CO., INC.
                              STATEMENTS OF CASH FLOWS

			                          YEARS ENDED
			                 Nov.30,    Nov.30,      Nov.30,
                                    2001       2000         1999
CASH FLOWS FROM OPERATIONS:
  Net loss                     $(2,381,901) $(2,165,986) $(629,926)
  Adjustments to reconcile net
  loss to net cash provided by
  operating activities:
  Gain on sale of property, plant,
    and equipment                   (1,308)      (6,616)    (6,650)
Depreciation and amortization	     453,603      517,462    579,931
  Asset impairment writedown       546,523         -          -
  Deferred income taxes             62,900      550,557   (105,015)
Changes in assets and liabilities:
 Decrease in:
 Accounts receivable               409,140    1,130,194  1,294,329
 Inventories	               2,494,316    1,890,488    313,449
 Income taxes recoverable             -            -        49,000
 Other current assets               36,512       10,011    174,464
Increase (decrease) in:
 Accounts payable	                (259,299)    (913,140)   232,770
 Customer deposits	           (62,747)       7,335      7,959
 Accrued expenses                 (353,030)      70,908   (247,843)

Net cash provided by
operating activities               944,709    1,091,213  1,662,468

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and
 equipment                        (58,534)         -       (270,801)
Proceeds from sale of property,
 plant, and equipment               9,150        10,050       6,650
Net cash provided by (used in)
 investing activities             (49,384)       10,050    (264,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in book
  overdraft                       (43,292)       86,615        -
Payments of notes payable
  to bank	                     (478,479)   (1,096,705)   (719,415)
Principal payments on
 term debt                       (465,259)     (360,101)   (459,861)
Proceeds from issuance of common
 stock from treasury	           91,705          -         40,519
Net cash used in financing
 activities	                     (895,325)   (1,370,191) (1,138,757)

Net increase in cash                 -         (268,928)    259,560

Cash at beginning of period         4,375       273,303      13,743

Cash at end of period	      $     4,375     $   4,375   $ 273,303

Supplemental disclosures of cash
 flow information:
Cash paid during the period for:
 Interest	                   $  411,101    $  559,785  $  525,237
 Income taxes	                  2,276         4,790       3,952

See accompanying notes to financial statements.

				ART'S-WAY MANUFACTURING CO., INC.
                          NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	NATURE OF BUSINESS

	The Company is primarily engaged in metal fabrication and the sale of its products in the agricultural sector of the economy. Major products include animal feed processing products, sugar beet and potato products, and land maintenance products.

	INVENTORIES

	Inventories are stated at the lower of cost or market, and cost is determined using the first-in, first-out (FIFO) method.

      AUCTION SALE OF INVENTORY

      During the fourth quarter of 2001, the Company held an auction to sell excess and obsolete inventory. The auction resulted in a loss of $1,082,441, and is shown as a separate line item on the statement of operations for the year ended November 30, 2001.

      As a result of the inventory auction in the fourth quarter, the Company obtained better market information in regards to its aging inventory, leading to an increase in its obsolete and excess inventory reserves of approximately $300,000 in the fourth quarter. The expense associated with this increase in the reserve recognizes the continuing impact of the farm economy on the Company's asset value.


	PROPERTY, PLANT, AND EQUIPMENT

	Property, plant, and equipment is recorded at cost. Depreciation of plant and equipment is provided using the straight-line method, based on estimated useful lives of the assets which range from three to thirty-three years.

      IMPAIRMENT OF LONG-LIVED ASSETS

      Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets, requires the review of long-lived assets and certain identifiable intangibles to be held and used for impairment wherever events or changes in circumstances indicate that the carrying amount of asset may not be recoverable. As of November 30, 2001 the Company determined the carrying costs of certain fixed asset tooling items were not recoverable because the Company has decided that it will no longer manufacture the products that this tooling was being used to produce. The impairment loss of $546,523 is presented as a separate component of cost of goods sold on the statement of operations for the year ended November 30, 2001.

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

      REVENUE RECOGNITION

      Revenue is recognized when risk of ownership passes to the buyer. This typically takes place when the product is shipped from the Company's premises.


	RESEARCH AND DEVELOPMENT

	Research and development costs are expensed when incurred. Such costs approximated $125,000, $302,000, and $310,000 for the years ended November 30, 2001, 2000, and 1999, respectively.

      LOSS PER SHARE

	Basic loss per common share is computed on the basis of weighted average number of common shares. Diluted loss per share is computed on the basis of weighted average number of common shares plus equivalent shares assuming exercise of stock options.

      The difference in shares utilized in calculating basic and diluted earnings per share represents the number of shares issued under the Company's stock option plans less shares assumed to be purchased with proceeds from the exercise of the stock options. Due to the net losses in 2001, 2000, and 1999, the anti-dilutive effect of the Company's stock option plans is not included in the calculation of diluted earnings per share for those periods.

      TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

      The Company has entered into an agreement whereby it can sell accounts receivable to a financial institution. The agreement provides for the Company to pay monthly interest on the face amount of each invoice at a rate of 2.75% over the prime rate from the date of the invoice for 180 days, or the date of customer payment, whichever occurs first. The buyer is responsible for servicing the receivables, and has recourse to the Company for receivables outstanding greater than 180 days. Under SFAS No.140, the sale of the receivables is reflected as a reduction of trade accounts receivable. At November 30, 2001 and 2000, there
	were $324,000 and $863,000, respectively, of receivables outstanding which the Company had sold relating to this agreement.

	STOCK BASED COMPENSATION

	The Company accounts for stock options in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Accordingly, the Company has not recognized compensation expense for its options granted in the years ended November 30, 2001,
      2000, and 1999. SFAS No. 123, Accounting for Stock-Based Compensation, permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. SFAS
      No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and income per share disclosure for employee stock option grants made in 1996 and future years, as if the fair-value-based method defined in SFAS
      No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123. See note 7 for
	additional discussion and pro-forma disclosures.

	USE OF ESTIMATES

	Management of the Company has made a number of estimates and assumptions related to the reported amount of assets and liabilities, reported amount of revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.


2.	INVENTORIES

        Major classes of inventory are:
                                          November 30,    November 30,
                                              2001           2000
          Raw materials                  $    749,544     $ 1,054,509
          Work in process                   1,181,870       2,070,323
          Finished goods                    2,758,594       4,059,492
             Total                       $  4,690,008     $ 7,184,324

3.	PROPERTY, PLANT, AND EQUIPMENT

        Major classes of property, plant,
         and equipment, are:              November 30,    November 30,
                                              2001            2000
        Land                               $  180,909     $  180,909
        Buildings and improvements          2,615,573      2,615,573
        Manufacturing machinery and
         equipment                          7,577,750      7,555,774
        Trucks and automobiles                 89,626        130,923
        Furniture and fixtures                119,882        119,882
           Total                         $ 10,583,740   $ 10,603,061

4.	ACCRUED EXPENSES

        Major components of accrued expenses are:
                                          November 30,    November 30,
                                             2001            2000
        Salaries, wages and commissions   $  294,961     $  419,941
        Accrued warranty expense              67,426        106,667
        Other                                271,919        460,728
            Total                         $  634,306     $  987,336

5.	LOAN AND CREDIT AGREEMENTS

	Line of Credit

	The Company has a credit agreement with a lending institution (lender) that provides for a revolving line of credit (credit facility) and a term loan. The credit facility allows for borrowings up to $4,500,000, subject to borrowing base percentages on the Company's accounts receivable and inventory, and allowing for letters of credit up to $100,000. At
      November 30, 2001, the Company has borrowed $2,073,704 and has $100,000 in outstanding letters of credit. At November 30, 2000, the Company had borrowed $2,552,183 and had $100,000 in out-standing letters of credit. At November 30, 2001 and 2000, $68,000 and $212,000 were available for borrowings, respectively. The interest rate is based on the lender's referenced rate and is variable based upon certain performance objectives. Under the terms of the agreement, the Company will not pay more than 4% over the reference rate, nor less than the refernece rate during the term of agreement. The outstanding borrowings bear interest at 9.00% at November 30, 2001.

      The term loan was for an original principal amount of $1,991,000. The principal amount is repayable in monthly installments of $23,700 with the remaining balance due on demand.

      All loans, advances and other obligations, liabilities, and indebtedness of the Company are secured by all present and future assets. The Company pays an unused line fee equal to three-eighths of one percent of the unused portion of the revolving line of credit. The Company's cash account has been restricted by the lender, such that any available cash is used to pay down on the credit facility.

      During 1999, the Company was notified by its lender that the Company does not fit the lender's customer profile and was requested to relocate its financing needs.

      At November 30, 2000 and 1999, the Company was in default of a loan covenant, the fixed maturity coverage ratio, of their credit facility and term loan. The lender notified the Company that the current loan agreement provided that the lender may, as a result of any event of default, accelerate the payment of all obligations. As a result, all term borrowings associated with this lender had been classified as current. The lender did not call for the acceleration of the payment of all obligations, but retained the right to do so at any time.

      The initial term of the loan agreement ended on August 31, 2000.
      In a letter dated May 26, 2000, the Company was notified that the lender did not intend to extend the term of the loan agreement beyond the termination date. Therefore, all of the obligations outstanding under the credit agreement and term loan amounting to $4,383,825 at August 31, 2000 were due and payable on August 31, 2000.

      During the period between August 31, 2000 and August 31, 2001, the loan agreement was amended several times to provide for extensions of various lengths from 30 days to 90 days. On September 1, 2001, the bank sold the loan to another lending institution (new lender). Under this arrangement, the Company continued to operate under the same terms as existed prior to the sale. The new lender granted extensions from September 1, 2001 through November 15, 2001, but has not granted an extension beyond this date.

      Although there is no documented extension, the new lender has submitted a financing proposal to the Company in regards to long-term financing. The final terms of the proposal are currently being negotiated.

      The Company believes a new credit facility will be obtained from the new lender and that it will be able to meet its obligations under the new credit agreement when completed. If the Company if unable to obtain a new credit agreement, it will be unable to pay its outstanding balance due upon foreclosure.

      Accounts payable at November 30, 2001 and 2000, includes book overdraft amounts of $43,323 and $86,615, respectively.

      A summary of the Company's term debt is as follows:

                                               November 30,    November 30,
                                                  2001             2000
        Installment term loan payable
        in monthly installments
	  of $23,700 plus interest at
	  four percent over the bank's
        national money market rate
        (9.00%), secured (a)                     $ 889,771     $ 1,280,000

        State of Iowa Community Development
        Block Grant promissory notes at
        zero percent interest, maturity
        2006 with quarterly payments
        of $11,111                                 211,111         255,556

        State of Iowa Community Development
        Block Grant local participation
        promissory notes at 4% interest,
        maturity 2006, with quarterly
        payments of $7,814                         133,491         164,076


                Total term debt                  1,234,373       1,699,632

       Less current portion of
         term debt                                 962,040       1,355,023

            Long-term debt, excluding
            current portion                      $  272,333     $  344,609

      (a) All borrowings under the installment note payable are secured by the cash, accounts receivable, inventories and property, plant, and equipment of the Company. The agreement requires the Company to maintain specified ratios, as defined, of debt-to-tangible net worth and net cash income to current maturities, and restricts the Company from issuing any dividends.


	A summary of the minimum maturities of term debt follows:

                               Year           Amount
                               2002          $962,040
                               2003           $72,536
                               2004           $72,812
					 2005		    $73,103
                               2006           $53,882


6.    EMPLOYEE BENEFIT PLANS

      The Company sponsors a defined contribution 401(k) savings plan which covers substantially all full-time employees who must meet eligibility requirements. Participating employees may contribute as salary reductions a minimum of 4% of their compensation up to the limit prescribed by the Internal Revenue Code. The Company may make matching contributions at a discretionary percent upon the approval from the Board of Directors. No contributions were made by the Company in the years ended November 30, 2001 and 2000. Company contributions were approximately $32,000 for the year ended November 30, 1999.

7.	STOCK OPTION PLANS

	Under the 2001 Director Option Plan, options may be granted to nonemployee directors at a price not less than fair market value at the date the options are granted. Nonemployee directors who have served for at least one year are automatically granted options to purchase 5,000 common shares. Options granted are nonqualified stock options. The option price, vesting period and term are set by the Compensation Committee of the Board of Directors of the Company. Options for an aggregate of 50,000 common shares may be granted under the Plan. Each option will be for a period of 10 years and may be exercised at a rate of 25% at the date of grant and 25% on the first, second and third anniversary date of the grant on a cumulative basis. At November 30, 2001, the Company had approximately 30,000 shares available for issuance pursuant to subsequent grants.

	A summary of changes in the stock option plans is as follows:

                                     Nov. 30,    Nov. 30,  Nov. 30,
                                       2001        2000     1999
       Options outstanding at
        beginning of period            46,500     51,500   103,078

       Granted                         40,000       -         -

       Canceled or other disposition  (25,000)    (5,000)  (51,578)

      Options outstanding at
       end of period                   61,500     46,500    51,500

      Options price range
       for the period                  $2.320     $6.000    $6.000
                                         to         to        to
                                       $6.750    $10.375   $10.375
      Options exercisable at end
        of period                      31,500     46,500    50,250

At November 30, 2001, 2000, and 1999, the weighted-average remaining contractual life of options outstanding was 7.0 years, 2.4 years and
3.2 years, respectively, and the weighted average exercise price was $3.89, $8.27 and $8.47, respectively. The weighted average exercise price for options exercisable at November 30, 2001 was $5.13.

The per share weighted-average fair value of stock options granted during the years ended November 30, 2001, 2000, and 1999, was $2.39, $4.73, and $4.64, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: November 30, 2001 - expected dividend yield 0.0%, risk-free interest rate of 4.92%, expected volatility factor of 29.25%, and an expected life of 10 years; November 30, 2000 - expected dividend yield 0.0%, risk-free interest rate of 5.65%, expected volatility factor of 29.36% and an expected life of 10 years;
November 30, 1999 - expected dividend yield 0.0%, risk-free interest rate of 6.10%, expected volatility factor of 37.02% and an expected life of 10 years.

Since the Company applies APB Opinion No. 25 in accounting for its plans, no compensation cost has been recognized for its stock options in the financial statements. Had the Company recorded compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

			           November 30,  November 30, November 30,
				         2001	   2000	    1999

    Net loss
             As reported    $(2,381,901)  $(2,165,986)   $(629,926)
		 Pro forma	    $(2,392,509)  $(2,169,855)   $(633,630)

    Diluted loss
     per share
	      As reported	       $(1.86)       $(1.72)       $(.50)
      	Pro forma	       $(1.87)       $(1.73)       $(.51)

8.   LEASES

	The Company has several noncancelable operating leases, primarily for warehouse facilities, that expire over the next three years. These leases generally contain renewal options for one-year periods. Rental expense for operating leases during 2001, 2000, and 1999 was $32,021, $34,192, and $25,959, respectively.

	Future minimum lease payments under noncancelable operating leases as of November 30, 2001 are:

	Year ending November 30,
		2002                       $4,417
            2003                        3,567
            2004                        1,486

     In the ordinary course of business, the Company expects to renew or replace these leases as they expire.


9.   INCOME TAXES

     Total income tax expense (benefit) for the years ended November 30, 2001, 2000, and 1999, consists of the following:

                              November 30, November 30, November 30,
                                 2001          2000        1999
           Current:
            Federal           $    -             -         (3,232)
            State                 2,276          -           -
                                  2,276          -         (3,232)

           Deferred:
            Federal              62,900       550,557     (105,015)
            State                  -             -            -
                                 62,900       550,557     (105,015)

                              $  65,176       550,557     (108,247)

     The reconciliation of the statutory Federal income tax rate and the effective tax rate are as follows:

                               November 30,  November 30, November 30,
                                 2001          2000         1999
    Statutory federal
      income tax rate           (34.0%)        (34.0%)    (34.0%)
    Increase (decrease) due to:
      Change in valuation
      allowance                  36.7           67.6       22.5
    Research, development
      and state tax credit         -              -        (1.0)
    Other-net                      -              .5       (2.2)
                                  2.7%          34.1%     (14.7%)

    Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability at November 30, 2001, and 2000, are presented below:

                            November 30,  November 30,
                               2001          2000
    Deferred tax assets:
     Net operating loss
      carryforwards         $1,325,218    $526,301
     Tax credits               150,969     150,969
     Accrued expenses           55,427     121,522
     Inventory
      capitalization           219,423     275,779
    Asset reserves             261,494     365,565
    Depreciation                95,473        -

        Total deferred
         tax assets          2,108,004   1,440,136
    Less valuation
      allowance              2,108,004   1,257,819
        Net deferred tax
         assets                   -        182,317

    Deferred tax liability:
     Depreciation                 -        119,417

        Net deferred
         tax assets               -       $ 62,900


    For tax purposes, the Company has available at November 30, 2001, net operating loss carryforwards of approximately $3,898,000 which will begin to expire in the year 2013. The Company also has approximately $110,000 of research and development credits and $41,000 of state tax credits which begin to expire in the year 2007 and 2008, respectively.

    The Company has established a deferred tax asset valuation allowance of approximately $2,108,000 at November 30, 2001, due to the uncertainty of realizing its deferred tax assets.
    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.


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

    The Company's sales to one major original equipment manufacturer were $2,213,054, $3,192,642, and $4,169,508 for the years ended
    November 30, 2001, 2000, and 1999, respectively. Accounts receivable from this customer are unsecured. Accounts receivable from this customer were $152,340, $217,180, and $637,798 at
    November 30, 2001, 2000, and 1999, respectively.

12. DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At
    November 30, 2001 and 2000, the carrying amount approximates fair value for cash and cash equivalents, accounts receivable, accounts payable, notes payable to lender, term debt and other current liabilities.

    The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, notes payable to lender, and accrued expenses approximates fair value because of the short maturity of these instruments. The fair values of each of the Company's term debt instruments also approximates fair value because the interest rate is variable as it is tied to the lender's national money market rate.

13. SUBSEQUENT EVENT

   The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in note 5, the Company has significant borrowings that are not covered by a documented loan extension agreement, and these same borrowings have a maturity date on demand by the lending institution.

   Although there is no documented extension, the new lender has submitted a financing proposal to the Company in regards to financing. The final terms of the proposal are currently being negotiated. The Company believes a new credit facility will be obtained from this lender and that it will be able to meet its obligations under the new credit agreement when completed. If the Company is unable to obtain a new credit agreement, it will be unable to pay its outstanding balance due upon foreclosure.

   On February 12, 2002, an Agreement was reached between J. Ward McConnell, Jr., a private investor, and the Company that allowed Mr. McConnell to purchase 640,000 shares of authorized and unissued stock from the Company for the sum of $800,000. The proceeds will be used for the repayment of current obligations and for the reduction of bank debt. Mr. McConnell has agreed that without prior approval of the Board of Directors, excluding himself and his son, he will not acquire as much as fifty percent (50%) of the Company's common stock and will not take the Company private.

   With the $800,000 capital infusion received from Mr. McConnell, the Company will use approximately $500,000 of the proceeds in paying down its aged outstanding payables to its suppliers. The Company is mindful of the necessity to continue to control its cost, as it intends to finance its working capital and pay down its debt through cash from operations. The Company believes the infusion of capital from Mr. McConnell will also enable it to successfully complete negotiations with its lender.





                                   Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 22, 2002.

ART'S-WAY MANUFACTURING CO., INC.


By: James L. Koley                 By: William T. Green
     Chairman of the Board            Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

______________________________                           February 22, 2002
     James L. Koley             Chairman of the Board         Date
                                     and Director

______________________________                           February 22, 2002
     David R. Castle                Director                 Date

______________________________                           February 22, 2002
    George A. Cavanaugh, Jr.        Director                 Date

______________________________                           February 22, 2002
    Donald A. Cimpl                 Director                 Date

______________________________                           February 22, 2002
    Douglas McClellan               Director                 Date

_____________________________                            February 22, 2002
 Marc H. McConnell, Jr.             Director                 Date



ART'S-WAY MANUFACTURING CO., INC.	                 Schedule VII
VALUATION AND QUALIFYING ACCOUNTS



	            Allowance for Doubtful Accounts


Balance, November 30, 1998                              $ 205,000

Additions:
    Charged to Operating Expenses         $ 64,000

Deduct:
    Accounts Charged Off                    45,304

Balance, November 30, 1999                                223,696

Additions:
    Charged to Operating Expenses          188,689

Deduct:
    Accounts Charged Off                   336,082

Balance, November 30, 2000                                 76,303

Additions:
    Charged to Operating Expenses           48,000

Deduct:
    Accounts Charged Off		        69,002

Balance, November 30, 2001                               $ 55,301