Form 10-Q
period 2002-02-28
ARTS WAY MANUFACTURING CO INC
filed 2002-04-16
CIK 7623

Appendix A to Item 601(c) of Regulation S-K
Commercial and Industrial Companies
Article 5 of Regulation S-X
Quarter Ended February 28, 2002

Item Number		Item Description			  Amount

5-02(1)		      Cash and cash items                        141,224
5-02(2)		      Marketable securities                         -
5-02(3)(a)(1)	      Notes and accounts receivable-trade      1,424,583
5-02(4)               Allowances for doubtful accounts            59,801
5-02(6)		      Inventory                                4,231,338
5-02(9)		      Total current assets                     5,784,731
5-02(13)              Property, plant and equipment           10,583,740
5-02(14)	      Accumulated depreciation                 9,560,300
5-02(18)	      Total assets                             6,808,171
5-02(21)	      Total current liabilities                4,038,213
5-02(22)	      Bonds, mortgages and similar debt        2,139,341
5-02(28)	      Preferred stock-mandatory redemption          0
5-02(29)	      Preferred stock-no mandatory redemption       0
5-02(30)	      Common stock                                19,382
5-02(31)	      Other stockholders' equity               2,496,334
5-02(32)	      Total liabilities and stockholders'
                          equity                               6,808,171
5-03(b)1(a)	      Net sales of tangible products           2,641,892
5-03(b)1	      Total revenues                           2,641,892
5-03(b)2(a)	      Cost of tangible goods sold              2,071,292
5-03(b)2	      Total costs and expenses applicable
                          to sales and revenues                  539,901
5-03(b)3	      Other costs and expenses                    14,111
5-03(b)5	      Provision for doubtful accounts
                            and notes                              4,500
5-03(b)8	      Interest and amortization of debt
                           discount                               60,589
5-03(b)10	      Loss before taxes and other items           48,501
5-03(b)11	      Income tax benefit                            -
5-03(b)14	      Loss continuing operations                  48,501
5-03(b)(15)	      Discontinued operations                       0
5-03(b)(17)	      Extraordinary items		            0
5-03(b)(18)	      Cumulative effect-changes in
                           accounting principles                    0
5-03(b)19	      Net loss                                    48,501
5-03(b)20	      Loss per share-primary                       0.03
5-03(b)20	      Loss per share-fully diluted                 0.03


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549
                          _________________________________

                                     FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended February 28, 2002        Commission File No. 0-5131


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
    Address of principal executive offices                Zip Code

     Registrant's telephone number, including area code: (712) 864-3131


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 5, 2002:

							 1,938,176
						      Number of Shares


                      ART'S-WAY MANUFACTURING CO., INC.
                      CONDENSED STATEMENTS OF OPERATIONS
	                        (Unaudited)

		                   Three Months Ended
	 	                February 28,  February 28,
		                   2002          2001

NET SALES	                $2,641,892    $2,990,487
COST OF GOODS SOLD               2,071,292     2,516,176
GROSS PROFIT                       570,600       474,311

EXPENSES:
   Engineering                      14,879        84,458
   Selling                         128,296        93,305
   General and
Administrative                     401,226       408,176
        Total                      544,401       585,939

INCOME LOSS) FROM
     OPERATIONS                     26,199     (111,628)

OTHER DEDUCTIONS:
    Interest expense               (60,589)     (122,824)
    Other                          (14,111)      (52,340)
        Other deductions           (74,700)     (175,164)

LOSS BEFORE
     INCOME TAXES                  (48,501)     (286,792)

INCOME TAX BENEFIT                    -             -

NET LOSS                          $(48,501)    $(286,792)

LOSS PER
      SHARE (NOTE 2):
    Basic                        $   (0.03)    $   (0.23)
    Diluted                      $   (0.03)    $   (0.23)

COMMON SHARES AND
   EQUIVALENT OUTSTANDING:
    Basic                         1,411,954    1,256,351
    Diluted                       1,411,954    1,256,351

See accompanying notes to financial statements.



                          ART'S-WAY MANUFACTURING CO., INC.
                              CONDENSED BALANCE SHEETS

 		                                 February 28,    November 30,
		                                    2002	    2001
		                                 (Unaudited)
               ASSETS
   CURRENT ASSETS
   Cash                                         $   141,224     $     4,375
   Accounts receivable-customers,
     net of allowance for doubtful accounts
     of $59,801 and $55,301 in February
     and November, respectively                   1,364,782         922,168
   Inventories                                    4,231,338       4,690,008
   Other current assets	                             47,387          54,157
       Total current assets                       5,784,731       5,670,708

PROPERTY, PLANT AND EQUIPMENT,
   at cost                                       10,583,740      10,583,740
      Less accumulated depreciation	          9,560,300       9,499,347
      Net property, plant and equipment           1,023,440       1,084,393

         TOTAL	                                 $6,808,171      $6,755,101


    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable to bank                       $   994,159    $ 2,073,704
    Current portion of long-term debt               890,940        962,040
    Accounts payable                                837,411        984,052
    Customer deposits                               625,197         64,449
    Accrued expenses                                690,506        634,306
       Total current liabilities                  4,038,213      4,718,551

LONG-TERM DEBT, excluding current portion           254,242        272,333

STOCKHOLDERS' EQUITY:
   Common stock - $.01 par value.  Authorized
   5,000,000 shares; issued 1,938,176 shares
   in February and 1,340,778 shares in November      19,382         13,408
   Additional paid-in capital                     1,634,954      1,249,611
   Retained earnings                                861,380        909,881
                                                  2,515,716      2,172,900

 Less cost of common shares in treasury of
   0 shares in February and 42,602 in November            0        408,683

       Total stockholders' equity                 2,515,716      1,764,217

         TOTAL	                                $ 6,808,171    $ 6,755,101

See accompanying notes to financial statements.

                        ART'S-WAY MANUFACTURING CO., INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

	 	                                      THREE MONTHS ENDED
		                                   February 28, February 28,
		                                      2002	   2001
CASH FLOW FROM OPERATIONS:
  Net Loss            	                        $   (48,501)  $   (286,792)
  Adjustment to reconcile net loss to
    net cash provided (used) by operating
    activities:
  Depreciation and amortization	                     60,953        128,062
  Changes in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                           (442,614)      (662,407)
     Inventories	                            458,670        461,839
     Other Assets                                     6,770          8,015
    Increase (Decrease) in:
     Accounts payable                              (146,641)       490,036
     Customer deposits	                            560,748         36,497
     Accrued expenses                                56,200       (222,521)


        Total adjustments                           554,086        239,521

        Net cash provided by (used in)
             operating activities                   505,585        (47,271)

CASH FLOWS FROM INVESTING ACTIVITIES -
     Purchases of property, plant and equipment        -              -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments of) notes
      payable to bank                             (1,079,545)      145,265
  Principal payments on term debt                    (89,191)     ( 90,063)
  Proceeds from issuance of common
      stock from treasury                             53,253          -
  Proceeds from issuance of common stock             746,747          -

      Net cash provided by (used in)
          financing activities                      (368,736)       55,202

Net increase in cash                                 136,849         7,931

Cash at beginning of period	                       4,375         4,375

Cash at end of period                           $    141,224   $    12,306

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                                     $    64,033    $  137,118
    Income taxes                                       4,032           330

See accompanying notes to financial statements.


                     ART'S-WAY MANUFACTURING CO., INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Statement Presentation

        The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended November 30, 2001. The results of operations for the first quarter ended February 28, 2002, are not necessarily indicative of the results for the fiscal year ending November 30, 2002.

2.	LOSS PER SHARE

        Basic loss per common share is computed on the basis of weighted average number of common shares. Diluted loss per share is computed on the basis of weighted average number of common shares plus equivalent shares assuming exercise of stock options.

	The difference in shares utilized in calculating basic and diluted loss per share represents the number of shares issued under the Company's stock option plans less shares assumed to be purchased with proceeds from the exercise of the stock options. Due to the net loss in 2002 and 2001, the anti-dilutive effect of the Company's stock option plans is not included in the calculation of diluted loss per share for those periods.

3.	INVENTORIES

        Major classes of inventory are:        February 28,    November 30,
                                                  2002             2001

             Raw material                     $   709,300      $   749,544
             Work-in-process                    1,029,893        1,181,870
             Finished goods                     2,492,145        2,758,594

                     Total                    $ 4,231,338      $ 4,690,008

4.	ACCRUED EXPENSES

       Major components of accrued expenses are:
                                               February 28,      November 30,
                                                  2002              2001

            Salaries, wages and commissions    $ 326,042        $ 294,961
            Accrued warranty expense              74,451           67,426
            Other                                290,013          271,919

                Total                          $ 690,506        $ 634,306

5.	LOAN AND CREDIT AGREEMENTS

        Line of Credit

        The Company has a credit agreement with a lending institution (lender) that provides for a revolving line of credit (credit facility) and a term loan. The credit facility allows for borrowings up to $4,500,000, subject to borrowing base limitations on the Company's accounts receivable and inventory, and allowing for letters of credit for $100,000. At February 28, 2002, the Company has borrowed $994,159 and has $100,000 in outstanding letters of credit. At November 30, 2001, the Company had borrowed $2,073,704 and had $100,000 in outstanding letters of credit. At February 28, 2002 and November 30, 2001, $802,000 and $68,000 were available for borrowings, respectively. The interest rate is based on the lender's referenced rate and is variable based upon certain performance objectives. Under the terms of the agreement, the Company will not pay more than 4% over the reference rate, nor less than the reference rate during the term of the agreement. The outstanding borrowings bear interest at 8.75% at February 28, 2002.

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

        During the period between August 31, 2000 and August 31, 2001, the loan agreement was amended several times to provide for extensions of various lengths from 30 days to 90 days. On September 1, 2001, the lender sold the loan to another lending institution (new lender). Under this arrangement, the Company continued to operate under the same terms as existed prior to the sale. The new lender granted an extension from September 1, 2001 through November 15, 2001, but has not granted an extension beyond this date.

        Although there is no documented extension, the new lender has submitted a financing proposal to the Company in regards to long-term financing. The final terms of the proposal are currently being negotiated.

        The Company believes a new credit facility will be obtained from the new lender and that it will be able to meet its obligations under the new credit agreement when completed, although there are no assurances of such. If the Company is unable to obtain a new credit agreement, it will be unable to pay its outstanding balance due upon foreclosure.

       	A summary of the Company's term debt is as follows:

                                              February 28,   November 30,
                                                 2002           2001
        Installment term debt payable in
	monthly installments of $23,700,
	plus interest at four percent
	over the bank's national money
	market rate (8.75%), secured
        by the cash, accounts receivable,
        inventories and property, plant
        and equipment                         $ 818,671       $ 889,771

        State of Iowa Community Development
	Block Grant promissory notes at zero
        percent interest, maturity 2006 with
        quarterly principal payments of
        $11,111                                 200,000         211,111

        State of Iowa Community Development
        Block Grant local participation
        promissory notes at 4% interest,
        maturity 2006, with quarterly
        payments of $7,814                      126,511         133,491


             Total term debt                  1,145,182       1,234,373

        Less current portion of
             term debt                          890,940         962,040

             Term debt, excluding
             current portion                $   254,242      $  272,333


                                    Item 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

(a)	Liquidity and Capital Resources

        The Company's main source of funds for the quarter ended February 28, 2002 included a reduction in inventory and an increase in payments received from customers for advance payments on sugar beet equipment to be delivered in the third quarter as well as the capital infusion by a private investor. These sources were offset by an increase in accounts receivable and payments on the Company's note payable and term debt. The increase in accounts receivable is comparable to one year ago and results from the high level of OEM sales in February 2002 which are sold on 30 day terms.

        The conditions existing in the agriculture economy, in addition to adversely impacting sales, have also resulted in a deterioration of the Company's accounts receivable. The Company believes it has provided an adequate reserve for uncollectible accounts based on currently available information.

        As of February 28, 2002, the Company had no material commitments for capital expenditures.

        See footnote 5 of the notes to the condensed financial statements for a discussion of the Company's credit facility.

        On February 13, 2002, the Company sold to J. Ward McConnell, Jr., a private investor, 640,000 shares of common stock for $800,000. The proceeds were used for the repayment of current obligations and for the reduction of bank debt. Mr. McConnell has agreed that without prior approval of the Board of Directors, excluding himself and his son, he will not acquire as much as fifty percent (50%) of the Company's common stock and will not take the Company private.

        The Company has used approximately $200,000 of the proceeds in paying down its aged outstanding payables to its suppliers. The Company is mindful of the necessity to continue to control its costs, as it intends to finance its working capital and pay down its debt through cash from operations. The Company believes that the infusion of capital from Mr. McConnell will also enable it to successfully complete negotiations with its lender, although there are no assurances of such.


(b)	Results of Operations

        Overall sales for the first quarter were approximately $2,642,000, or 12% lower than last year's first quarter sales of approximately $2,990,000. Sales of Art's-Way products were 26% higher and OEM sales were 33% lower than one year ago. OEM sales included products for three original equipment manufacturers. The reduction in sales reflects the continuing weakness in the farm economy, although demand for our feed processing and land maintenance equipment is significantly higher than the same period one year ago.

	Gross profit, as a percent of sales, was 22% for the quarter ended February 28, 2002, as compared to 16% for the same period in 2001. A combination of a favorable product mix in the current year and sales of distressed inventory at low margins in the prior year account for the improvement.

        Operating expenses were slightly below last year. As a percent of sales, operating expenses were 21% and 20% for the three months ended February 28, 2002 and 2001, respectively. As a result of cost reduction programs, engineering expenses decreased by $70,000. We currently expect these lower engineering costs to continue through-out fiscal year 2002.

        Other deductions decreased by $100,000 from the previous year. Reduction in bank borrowings combined with lower prime interest rate and reduced volume in our financed accounts receivable resulted in this reduction.

	The order backlog as of February 28, 2002 is $2,292,000, compared to $1,409,000 one year ago. These orders primarily will be delivered by the end of the third quarter of the current fiscal year. The current year backlog includes $771,000 in orders for beet equipment compared to $50,000 last year at this time. OEM backlog is $421,000 to be shipped in the third quarter.

   (c)  Quantitative and Qualitative Disclosures About Market Risks

        The Company does not have any additional market risk exposure other than what was outlined in the November 30, 2001, 10-K filing.

   (d)  Critical Accounting Policies

        The Company has identified the following accounting policies as critical to its operations.

        Revenue Recognition - Revenue is recognized when risk of ownership passes to the buyer. This generally occurs when the Company's product is shipped from its facility to the customer. Products delivered to dealers on a consignment basis are not recognized in revenue until the cash is collected from the dealer.

        Allowance for Bad Debts - In determining an allowance for receivables with potential collectibility issues, the Company considers the age of the receivable, the customer credit history and the reasons for non-payment.

        Inventory Valuation - The Company values its inventory based on a standard costing system which requires the inventory to be valued on the first in, first out method of valuing inventory. Any inventory product that has not moved within the past 3 years is considered significantly aged, and an appropriate reserve percentage is assigned to that inventory classification. As the agriculture industry changes inventory items can become outdated and the Company evaluates this on a regular basis. If a product is determined to be outdated, the Company will mark it down to its net realizable value and try and sell it at this discounted price.



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

                         ART'S-WAY MANUFACTURING CO., INC.


      Date     April 15, 2002          /s/William T. Green
                                    (William T. Green, Chief Financial Officer)

      Date     April 15, 2002          /s/John C. Breitung
                                    (John C. Breitung, President)