Form 10-Q
period 2002-05-31
ARTS WAY MANUFACTURING CO INC
filed 2002-07-05
CIK 7623

Appendix A to Item 601(c) of Regulation S-K
Commercial and Industrial Companies
Article 5 of Regulation S-X
Quarter Ended May 31, 2002

Item Number		Item Description			 Amount

5-02(1)		Cash and cash items            		         14,598
5-02(2)		Marketable securities                             -
5-02(3)(a)(1)	Notes and accounts receivable-trade             873,453
5-02(4)		Allowances for doubtful accounts                 53,609
5-02(6)		Inventory                                     4,481,747
5-02(9)		Total current assets                          5,617,318
5-02(13)        Property, plant and equipment                10,583,740
5-02(14)	Accumulated depreciation                      9,621,255
5-02(18)	Total assets                                  6,579,803
5-02(21)	Total current liabilities                     3,797,499
5-02(22)	Bonds, mortgages and similar debt             1,677,096
5-02(28)	Preferred stock-mandatory redemption              -
5-02(29)	Preferred stock-no mandatory redemption           -
5-02(30)	Common stock                                     19,382
5-02(31)	Other stockholders' equity                    2,526,798
5-02(32)	Total liabilities and stockholders'
                            equity                            6,579,803
5-03(b)1(a)	Net sales of tangible products                2,252,621
5-03(b)1	Total revenues                                2,252,621
5-03(b)2(a)	Cost of tangible goods sold                   1,611,101
5-03(b)2	Total costs and expenses applicable
                            to sales and revenues               540,534
5-03(b)3	Other costs and expenses                         31,796
5-03(b)5	Provision for doubtful accounts
                             and notes                            4,500
5-03(b)8	Interest and amortization of debt
                             discount                            34,225
5-03(b)10	Income before taxes and other items              30,464
5-03(b)11	Income tax benefit                                -
5-03(b)14	Income from continuing operations                30,464
5-03(b)(15)	Discontinued operations                           -
5-03(b)(17)	Extraordinary items			          -
5-03(b)(18)	Cumulative effect-changes in
                             accounting principles                -
5-03(b)19	Net income                                       30,464
5-03(b)20	Income per share-primary                           0.02
5-03(b)20	Income per share-fully diluted                     0.02


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549
                          _________________________________

                                     FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended May 31, 2002               Commission File No. 0-5131


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
 Address of principal executive offices                Zip Code

         Registrant's telephone number, including area code: (712) 864-3131


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 17, 2002:

							 1,938,176
						      Number of Shares


                      ART'S-WAY MANUFACTURING CO., INC.
                      CONDENSED STATEMENTS OF OPERATIONS
	                        (Unaudited)

		          Three Months Ended             Year To Date
	 	        May 31,      May 31,        May 31,        May 31,
		         2002         2001           2002           2001

NET SALES	      $2,252,621    $2,409,492     $4,894,513   $ 5,399,979
COST OF GOODS SOLD     1,611,101     1,772,782      3,682,393     4,288,958
GROSS PROFIT             641,520       636,710      1,212,120     1,111,021

EXPENSES:
   Engineering            15,758        55,643         30,637       140,102
   Selling               130,539       157,889        251,436       251,193
   General and
Administrative           398,738       340,047        807,363       748,223
        Total            545,035       553,579      1,089,436     1,139,518

INCOME (LOSS) FROM
     OPERATIONS           96,485        83,131        122,684       (28,497)

OTHER DEDUCTIONS:
    Interest expense     (34,225)     (106,884)       (94,814)     (229,708)
    Other	         (31,796)      (20,597)       (45,907)      (72,939)
       Other deductions  (66,021)     (127,481)      (140,721)     (302,647)

INCOME (LOSS) BEFORE
     INCOME TAXES         30,464       (44,350)       (18,037)     (331,144)

INCOME TAXS                 -             -              -             -

NET INCOME (LOSS)      $  30,464     $ (44,350)      $(18,037)    $(331,144)

INCOME (LOSS) PER
      SHARE (NOTE 2):
    Basic               $   0.02     $   (0.04)      $  (0.01)    $   (0.26)
    Diluted             $   0.02     $   (0.04)      $  (0.01)    $   (0.26)

COMMON SHARES AND
   EQUIVALENT OUTSTANDING:
    Basic	        1,938,176     1,265,443      1,677,956    1,260,947
    Diluted             1,944,368     1,265,443      1,677,956    1,260,947

See accompanying notes to financial statements.

                          ART'S-WAY MANUFACTURING CO., INC.
                              CONDENSED BALANCE SHEETS

 		                                   May 31,     November 30,
		                                    2002	   2001
		                                 (Unaudited)
               ASSETS

   CURRENT ASSETS
   Cash                 	                 $  14,598     $   4,375
   Accounts receivable-customers,
     net of allowance for doubtful accounts
     of $53,609 and $55,301 in May and November,
     respectively                                  819,844       922,168
   Inventories                                   4,481,747     4,690,008
   Other current assets	                           301,129        54,157
       Total current assets                      5,617,318     5,670,708

PROPERTY, PLANT AND EQUIPMENT,
   at cost                                      10,583,740    10,583,740
      Less accumulated depreciation	         9,621,255     9,499,347
      Net property, plant and equipment            962,485     1,084,393

       TOTAL	                               $ 6,579,803   $ 6,755,101

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable to bank                      $   621,132    $ 2,073,704
    Current portion of long-term debt              819,840        962,040
    Accounts payable                               829,203        984,052
    Customer deposits                              851,050         64,449
    Accrued expenses                               676,274        634,306
       Total current liabilities                 3,797,499      4,718,551

LONG-TERM DEBT, excluding current portion          236,124        272,333

STOCKHOLDERS' EQUITY:
   Common stock - $.01 par value.  Authorized
   5,000,000 shares; issued 1,938,176 shares
   in May and 1,340,778 shares in November          19,382         13,408
   Additional paid-in capital                    1,634,954      1,249,611
   Retained earnings                               891,844        909,881

                                                 2,546,180      2,172,900

Less cost of common shares in treasury of
   0 shares in May, 2002 and 42,602 shares
   in November, 2001                                 -            408,683

       Total stockholders' equity                2,546,180      1,764,217

         TOTAL	                               $ 6,579,803    $ 6,755,101

See accompanying notes to financial statements.

                        ART'S-WAY MANUFACTURING CO., INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

	 	                                    SIX MONTHS ENDED
		                                  May 31,       May 31,
		                                   2002	         2001
CASH FLOW FROM OPERATIONS:
  Net Loss            	                        $ ( 18,037)   $ (331,144)
  Adjustment to reconcile net loss to net
    cash provided by operations:
  Depreciation and amortization	                   121,908       255,760
  Changes in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                           102,324       555,788
     Inventories	                           208,261       204,221
     Sundry                                       (246,972)      (62,528)
    Increase (decrease) in:
     Accounts payable                             (154,849)      223,018
     Customer deposits	                           786,601        57,967
     Accrued expenses                               41,968      (303,997)

        Total adjustments                          859,241       930,229

        Net cash provided by operations            841,204       599,085



  CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of notes payable to bank            (1,452,572)     (497,035)
   Principal payments on term debt                (178,409)     (180,162)
   Proceeds from issuance of common stock
      from treasury                                 53,253        91,705
   Proceeds from issuance of common stock          746,747          -

        Net cash used in financing activities     (830,981)     (585,492)

Net increase in cash                                10,223        13,593

Cash at beginning of the period                      4,375         4,375

Cash at end of the period	               $    14,598    $   17,968

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                                   $    94,814    $  229,708
    Income taxes                                     4,032         4,276

See accompanying notes to financial statements.


                     ART'S-WAY MANUFACTURING CO., INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Statement Presentation

      The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended November 30, 2001. The results of operations for the second quarter and year to date ended May 31, 2002 are not necessarily indicative of the results for the fiscal year ending November 30, 2002.

2.	EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per common share are computed on the basis of weighted average number of common shares. Diluted earnings (loss) per share are computed on the basis of weighted average number of common shares plus equivalent shares assuming exercise of stock options.

      The difference in shares utilized in calculating basic and diluted loss per share represents the number of shares issued under the Company's stock option plans less shares assumed to be purchased with proceeds from the exercise of the stock options. Due to the net loss year to date May 31, 2002 and May 31, 2001, and for the quarter ended May 31, 2001, the anti-dilutive effect of the Company's stock option plans is not included in the the calculation of diluted loss per share for these periods. The only reconciling item between the shares used in the computation of basic and diluted earnings per share for the quarter ended May 31, 2002 is the effect of dilutive stock options of 6,192.

3.	INVENTORIES

        Major classes of inventory are:          May 31,       November 30,
                                                  2002             2001

             Raw material                       $  873,242       $  749,544

             Work-in-process                     1,157,924        1,181,870

             Finished goods                      2,450,581        2,758,594

                     Total                      $4,481,747       $4,690,008

4.	ACCRUED EXPENSES

       Major components of accrued expenses are:
                                                 May 31,       November 30,
                                                  2002             2001

            Salaries, wages and commissions     $  352,528        $ 294,961

            Accrued warranty expense                60,063           67,426

            Other                                  263,683          271,919

                Total                           $  676,274        $ 634,306

5.	LOAN AND CREDIT AGREEMENTS

        Line of Credit

        The Company has a credit agreement with a lending institution (lender) that provides for a revolving line of credit (credit facility) and a term loan. The credit facility allows for borrowings up to $4,500,000, subject to borrowing base limitations on the Company's accounts receivable and inventory, and allowing for letters of credit for $100,000.
At May 31, 2002, the Company has borrowed $621,132 and has
$100,000 in outstanding letters of credit. At November 30, 2001, the Company had borrowed $2,073,704 and had $100,000 in outstanding letters of credit. At May 31, 2002 and November 30, 2001, $917,000 and
$68,000 were available for borrowings, respectively. The interest rate is based on the lender's referenced rate and is variable based upon certain performance objectives. Under the terms of the agreement, the Company will not pay more than 4% over the reference rate, nor less than the reference rate during the term of the agreement. The outstanding borrowings bear interest at 8.75% at May 31, 2002.

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

        A summary of the Company's term debt is as follows:

                                                     May 31,    November 30,
                                                      2002         2001
        Installment term debt payable in
	monthly installments of $23,700,
	plus interest at four percent over
        the bank's national money market
        rate (8.750%), secured by the cash,
        accounts receivable, inventories
        and property, plant and equipment          $ 747,570      $  889,771

        State of Iowa Community Development
	Block Grant promissory notes at zero
        percent interest, maturity 2006, with
        quarterly principal payments of $11,111    $ 188,889      $  211,111

        State of Iowa Community Development
        Block Grant local participation
        promissory notes at 4% interest,
        maturity 2006, with quarterly
        payments of $7,814                         $  119,505      $  133,491


             Total term debt                       $1,055,964      $1,234,373

        Less current portion of term debt          $  819,840      $  962,040

             Term debt, excluding
                 current portion                   $  236,124      $  272,333




                                    Item 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

(a)	Liquidity and Capital Resources

        The Company's main source of funds for the six months ended
        May 31, 2002 included a reduction in inventory, a reduction in accounts receivable and an increase in payments received from customers for advance payments on sugar beet equipment to be delivered in the third quarter as well as the capital infusion by a private investor. These sources were offset by prepayments to vendors for material purchases, a reduction in accounts payable, and payments on the Company's note payable and term debt.

        The Company continues to operate under the terms and conditions of a credit agreement that expired November 15, 2001. Under the terms of the agreement, all cash received by the Company is applied to the bank indebtedness. Based upon levels of accounts receivable and inventory, the Company borrows funds necessary to meet current obligations. The amounts available for borrowing at May 31, 2002 and November 30, 2001, were $917,000 and $68,000, respectively.

        The Company is negotiating on terms with a lender in regards to a proposal for long-term financing. The proposed lender has indicated a sincere interest in consummating an agreement and the Company believes a new credit facility will be obtained, although there are no assurances of such.

        Also see footnote 5 of the notes to the condensed financial statements for a discussion of the Company's credit facility.

        As of May 31, 2002, the Company had no material commitments for capital expenditures.

        On February 13, 2002, the Company sold to J. Ward McConnell, Jr., a private investor, 640,000 shares of common stock for $800,000. The proceeds were used for the repayment of current obligations and for the reduction of bank debt. Mr. McConnell has agreed that without prior approval of the Board of Directors, excluding himself and his son, he will not acquire as much as fity percent (50%) of the Company's common stock and will not take the Company private.

        The Company is mindful of the necessity to continue to control its costs, as it intends to finance its working capital and pay down its debt through cash from operations. The Company believes that the infusion of capital from Mr. McConnell will also enable it to successfully complete negotiations with its lender, although there can be no assurances that these negotiations will be successfully concluded.


(b)     Results of Operations

        Fiscal year 2002 second quarter and year to date sales were 7% and 9%, respectively, lower than for the comparable periods one-year ago. The reduction in sales reflects the continuing weakness in the farm economy, although demand for our feed processing and land maintenance equipment is significantly higher than the same period one year ago.

	Gross profit, as a percent of sales, was 28% for the quarter ended May 31, 2002, as compared to 26% for the same period in 2001. Year to date through May 31, 2002, gross profit is 25% compared to 21% for the prior year. A combination of a favorable product mix in the current year and sales of distressed inventory at low margins in the prior year account for the improvement. The sale of distressed inventory in the prior year served to reduce gross profit by approximately 3% and 1% for the quarter and year-to-date ended
        May 31, 2001.

	Operating expenses were slightly below last year. As a percent of sales, operating expenses were 24% and 23% for the three months ended May 31, 2002 and 2001, respectively, and 22% and 21% year to date May 31, 2002 and 2001, respectively. As a result of cost reduction programs, engineering expenses decreased by $40,000 for the quarter and $109,000 year to date compared to the same periods of the previous year. We currently expect these lower engineering costs to continue throughout fiscal year 2002.

        Other deductions decreased by $61,000 for the quarter and $162,000 year to date from the previous year. Reduction in bank borrowings combined with lower prime interest rate and reduced volume in our financed accounts receivable resulted in this reduction.

        The order backlog as of May 31, 2002 is $2,994,000, compared to $1,600,000 one year ago. These orders primarily will be delivered by the end of the third quarter of the current fiscal year. The current year backlog includes $1,376,000 in orders for beet equipment compared to $310,000 last year at this time. OEM backlog is $662,000 to be shipped in the third quarter.

(c)     Quantitative and Qualitative Disclosures About Market Risk

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

        Allowance for Bad Debts - In determining an allowance for receivables with potential collectibility issues, the Company considers the age of the receivable, the cusstomer credit history and the reasons for non-payment.

        Inventory Valuation - The Company values its inventory based on a standard costing system which requires the inventory to be valued on the first in, first out method. Any inventory product that has not moved within the past 3 years is considered significantly aged, and is assigned to that inventory classification to write its value down to the Company's estimate of net realizable value. As the agriculture industry changes inventory items can become outdated and the Company evaluates this on a regular basis. If a product is determined to be outdated, the Company will mark it down to its net realizable value and try and sell it at this discounted price.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On April 23, 2002, the Company held an annual meeting of shareholders for the purpose of electing six (6) directors to serve until the next annual meeting of shareholders or until such time as their successors are elected and qualified and to consider and vote upon a proposal to ratify the appointment of KPMG LP as independent public accountants of the Company for the year ending November 30, 2002.

      The following information is submitted:

      (a)   An annual meeting was held on April 23, 2002.

      (b) The following directors were all of the nominees and were elected by the shareholders:

            J. Ward McConnell, Jr.                 David R. Castle
            George A. Cavanaugh, Jr.               James L. Koley
            Douglas McClellan                      Marc H. McConnell

      (c) The shareholders voted on a motion to ratify the selection of KPMG LP as independent public accountants for the year ending November 30, 2002.

            Total number of shares authorized to vote: 1,298,176
            Total number of shares voted in favor: 1,221,213
            Total number of shares voted against: 701
            Total number of abstentions: 725


                                    SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            ART'S-WAY MANUFACTURING CO., INC.


      Date     July 5, 2002        /s/William T. Green
                                (William T. Green, Chief Financial Officer)



      Date     July 5, 2002       /s/John C. Breitung
                                (John C. Breitung, President)