Form 10-Q
period 2002-08-31
ARTS WAY MANUFACTURING CO INC
filed 2002-10-15
CIK 7623

Appendix A to Item 601(c) of Regulation S-K
Commercial and Industrial Companies
Article 5 of Regulation S-X
Quarter Ended August 31, 2002

Item Number		Item Description			                 Amount

5-02(1)		Cash and cash items            		       27,314
5-02(2)		Marketable securities                             -
5-02(3)(a)(1)	Notes and accounts receivable-trade           1,061,846
5-02(4)		Allowances for doubtful accounts                 58,268
5-02(6)		Inventory                                     4,108,560
5-02(9)		Total current assets                          5,315,603
5-02(13)          Property, plant and equipment                10,614,924
5-02(14)	      Accumulated depreciation                      9,682,209
5-02(18) 	      Total assets                                  6,248,318
5-02(21)	      Total current liabilities                     3,218,671
5-02(22)	      Bonds, mortgages and similar debt             2,142,675
5-02(28)	      Preferred stock-mandatory redemption              -
5-02(29)	      Preferred stock-no mandatory redemption           -
5-02(30)	      Common stock                                     19,382
5-02(31)     	Other stockholders' equity                    2,792,265
5-02(32)	      Total liabilities and stockholders'
                              equity                            6,248,318
5-03(b)1(a)	      Net sales of tangible products                3,226,991
5-03(b)1	      Total revenues                                3,226,991
5-03(b)2(a)  	Cost of tangible goods sold                   2,379,772
5-03(b)2	      Total costs and expenses applicable
                              to sales and revenues               508,196
5-03(b)3	      Other costs and expenses                         24,995
5-03(b)5	      Provision for doubtful accounts
                               and notes                            4,500
5-03(b)8	      Interest and amortization of debt
                               discount                            44,060
5-03(b)10	      Income before taxes and other items             265,467
5-03(b)11	      Income tax benefit                                -
5-03(b)14	      Income from continuing operations               265,467
5-03(b)(15)	      Discontinued operations                           -
5-03(b)(17)       Extraordinary items			              -
5-03(b)(18)	      Cumulative effect-changes in
                               accounting principles                -
5-03(b)19	      Net income                                      265,467
5-03(b)20	      Income per share-primary                           0.14
5-03(b)20	      Income per share-fully diluted                     0.14


                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.   20549
                          _________________________________

                                     FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended August 31, 2002            Commission File No. 0-5131


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
 Address of principal executive offices                Zip Code

         Registrant's telephone number, including area code: (712) 864-3131


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 11, 2002:

							 1,938,176
						      Number of Shares


                      ART'S-WAY MANUFACTURING CO., INC.
                      CONDENSED STATEMENTS OF OPERATIONS
	                        (Unaudited)

		          Three Months Ended             Year To Date
	 	          August 31,    August 31,     August 31,     August 31,
		             2002         2001           2002           2001

NET SALES	          $3,226,991    $2,615,463     $8,121,504    $8,015,442
COST OF GOODS SOLD     2,379,773     2,102,054      6,062,166     6,391,012
GROSS PROFIT             847,218       513,409      2,059,338     1,624,430

EXPENSES:
   Engineering            19,203        33,776         49,840       173,878
   Selling               186,594       131,423        438,030       382,616
   General and
Administrative           306,899       337,036      1,114,262     1,085,259
        Total            512,696       502,235      1,602,132     1,641,753

INCOME (LOSS) FROM
     OPERATIONS          334,522        11,174        457,206       (17,323)

OTHER DEDUCTIONS:
    Interest expense     (44,060)      (95,953)      (138,874)     (325,661)
    Other	             (24,995)      (17,064)      ( 70,902)      (90,003)
       Other deductions  (69,055)     (113,017)      (209,776)     (415,664)

INCOME (LOSS) BEFORE
     INCOME TAXES        265,467      (101,843)       247,430      (432,987)

INCOME TAXES                 -             -              -             -

NET INCOME (LOSS)      $ 265,467     $(101,843)      $247,430     $(432,987)

INCOME (LOSS) PER
      SHARE (NOTE 2):
    Basic               $   0.14         (0.08)     $   0.14      $   (0.34)
    Diluted             $   0.14         (0.08)     $   0.14      $   (0.34)

COMMON SHARES AND
   EQUIVALENT OUTSTANDING:
    Basic	            1,938,176     1,298,176      1,765,330    1,273,447
    Diluted             1,943,186     1,298,176      1,767,955    1,273,447

See accompanying notes to financial statements.

                          ART'S-WAY MANUFACTURING CO., INC.
                              CONDENSED BALANCE SHEETS

 		                                 August 31,     November 30,
		                                      2002	    2001
		                                 (Unaudited)
               ASSETS

   CURRENT ASSETS
   Cash                 	                  $  27,314     $   4,375
   Accounts receivable-customers,
     net of allowance for doubtful accounts
     of $58,268 and $55,301 in August and November,
     respectively                                1,003,578       922,168
   Inventories                                   4,108,560     4,690,008
   Other current assets	                           176,151        54,157
       Total current assets                      5,315,603     5,670,708

PROPERTY, PLANT AND EQUIPMENT,
   at cost                                      10,614,924    10,583,740
      Less accumulated depreciation	             9,682,209     9,499,347
      Net property, plant and equipment            932,715     1,084,393

          TOTAL	                            $  6,248,318  $  6,755,101

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Notes payable to bank                      $ 1,175,935  $  2,073,704
    Current portion of term debt                   748,740       962,040
    Accounts payable                               512,620       984,052
    Customer deposits                               42,961        64,449
    Accrued expenses                               738,415       634,306
       Total current liabilities                 3,218,671     4,718,551

TERM DEBT, excluding current portion               218,000       272,333

STOCKHOLDERS' EQUITY:
   Common stock - $.01 par value.  Authorized
   5,000,000 shares; issued 1,938,176 shares in
   August and 1,340,778 shares in November          19,382        13,408
   Additional paid-in capital                    1,634,954     1,249,611
   Retained earnings                             1,157,311       909,881
                                                 2,811,647     2,172,900

Less cost of common shares in treasury of 0
   shares in August, 2002 and 42,602 shares
   in November, 2001                                 -           408,683

       Total stockholders' equity                2,811,647     1,764,217

         TOTAL	                             $ 6,248,318   $ 6,755,101

See accompanying notes to financial statements.

                        ART'S-WAY MANUFACTURING CO., INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

	 	                                    NINE MONTHS ENDED
		                                 August 31,   August 31,
		                                   2002	       2001
CASH FLOWS FROM OPERATIONS:
  Net income (loss)            	      $  247,430   $  (432,987)
  Adjustment to reconcile net income (loss)
  to net cash provided by operations:
  Depreciation and amortization	         182,862       383,458
  Changes in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                     (81,410)       59,755
     Inventories	                           581,448       282,447
     Sundry                                 (121,994)     (124,224)
    Increase (Decrease) in:
     Accounts payable                       (471,432)      457,132
     Customer deposits	                     (21,488)       (6,476)
     Accrued expenses                        104,109      (308,286)

        Total adjustments                    172,095       743,806

        Net cash provided by operations      419,525       310,819

  CASH USED IN INVESTING ACTIVITIES-
     Purchases of property, plant and
     equipment                               (31,184)      (58,534)

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Net repayments of notes payable
               to bank                      (897,769)      (63,344)
     Principal payments on term debt        (267,633)     (270,256)
     Proceeds from issuance of common stock
               from treasury                  53,253        91,705
     Proceeds from issuance of common stock  746,747          -
        Net cash used in financing
               activities                   (365,402)     (241,895)

Net increase in cash                          22,939        10,390

Cash at beginning of the period                4,375         4,375

Cash at end of the period	           $    27,314    $   14,765

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                             $   138,874    $  325,661
    Income taxes                               4,032         4,276

See accompanying notes to financial statements.


                     ART'S-WAY MANUFACTURING CO., INC.
                   NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Statement Presentation

      The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended November 30, 2001. The results of operations for the third quarter and year to date ended August 31, 2002 are not necessarily indicative of the results for the fiscal year ending November 30, 2002.

2.	EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per common share are computed on the basis of weighted average number of common shares. Diluted earnings (loss) per share are computed on the basis of weighted average number of common shares plus equivalent shares assuming exercise of stock options.

      The difference in shares utilized in calculating basic and diluted loss per share represents the number of shares issued under the Company's stock option plans less shares assumed to be purchased with proceeds from the exercise of the stock options. Due to the net loss year to date August 31, 2001, and for the quarter ended August 31, 2001, the anti-dilutive effect of the Company's stock option plans is not included in the calculation of diluted loss per share for these periods. The reconciling item between the shares used in the computation of basic and diluted earnings per share for the quarter and year to date ended August 31, 2002 is 5,010 and 2,625 equivalent shares, respectively, for the effect of dilutive stock options.

3.	INVENTORIES

        Major classes of inventory are:         August 31,      November 30,
                                                  2002              2001

             Raw material                      $  780,714       $   749,544

             Work-in-process                      967,321         1,181,870

             Finished goods                     2,360,525         2,758,594

                     Total                    $ 4,108,560       $ 4,690,008

4.	ACCRUED EXPENSES

       Major components of accrued expenses are:
                                                August 31,       November 30,
                                                   2002             2001

            Salaries, wages and commissions     $  395,421        $ 294,961

            Accrued warranty expense                54,100           67,426

            Other                                  288,894          271,919

                Total                           $  738,415        $ 634,306

5.	LOAN AND CREDIT AGREEMENTS

        Line of Credit

        The Company has a credit agreement with a lending institution
        (lender) that provides for a revolving line of credit (credit facility) and a term loan. The credit facility allows for borrowings up to $4,500,000, subject to borrowing base limitations based on the Company's accounts receivable and inventory, and allowing for letters of credit in the amount of $100,000. At
        August 31, 2002, the Company has borrowed $1,175,935 and has $100,000 in outstanding letters of credit. At November 30, 2001, the Company had borrowed $2,073,704 and had $100,000 in outstanding letters of credit. At August 31, 2002 and November 30, 2001, $642,000 and $68,000 were available for borrowings, respectively. The interest rate is based on the lender's referenced rate and is variable based upon certain performance objectives. Under the terms of the agreement, the Company will not pay more than 4% over the reference rate, nor less than the reference rate during the term of the agreement. The outstanding borrowings bear interest at 8.75% at August 31, 2002.

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

        A summary of the Company's term debt is as
        follows:
					                     August 31,    November 30,
                                                      2002            2001
        Installment term debt payable in
        monthly installments of $23,700,
	  plus interest at four percent over
        the bank's national money market
        rate (8.75%), secured by the cash,
        accounts receivable, inventories
        and property, plant and equipment          $  676,470      $ 889,771

        State of Iowa Community Development
	  Block Grant promissory notes at zero
        percent interest, maturity 2006, with
        quarterly principal payments of $11,111    $  177,778      $ 211,111

        State of Iowa Community Development
        Block Grant local participation
        promissory notes at 4% interest,
        maturity 2006, with quarterly
        payments of $7,814                         $  112,492      $ 133,491


             Total term debt                       $  966,740     $1,234,373

        Less current portion of term debt          $  748,740     $  962,040

             Term debt, excluding
                 current portion                   $  218,000     $  272,333

6.      RELATED PARTY TRANSACTION

        In February 2002, the Company sold common stock to an existing shareholder, Mr. J. Ward McConnell, Jr., at estimated fair value. Proceeds from the sale of common stock were $800,000. Mr. McConnell has agreed that without prior approval of the Board of Directors, excluding himself and his son, he will not acquire as much as fifty percent (50%) of the Company's common stock and will not take the company private. Immediately after the transaction, Mr. McConnell was elected as Chairman of the Board of Directors of the Company. His son, Marc McConnell, is also a Board Member.




                                    Item 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

(a)	Liquidity and Capital Resources

        For the nine months ended August 31, 2002, the Company has funded its working capital requirements through operations. The capital infusion by a private investor has allowed for payments on the note payable and term debt.

        The Company continues to operate under the terms and conditions of a credit agreement that expired November 15, 2001. Under the terms of the agreement, all cash received by the Company is applied to the bank indebtedness. Based upon levels of accounts receivable and inventory, the Company borrows funds necessary to meet current obligations. The amounts available for borrowing at August 31, 2002 and November 30,
                2001, were $642,000 and $68,000, respectively.

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

        As of August 31, 2002, the Company had no material commitments for capital expenditures.

        On February 12, 2002, the Company sold to J. Ward McConnell, Jr. a private investor, 640,000 shares of common stock for $800,000. The proceeds were used for the repayment of current obligations and for the reduction of bank debt. Mr. McConnell has agreed that without prior approval of the Board of Directors, excluding himself and his son, he will not acquire as much as fifty percent (50%) of the Company's common stock and will not take the Company private.

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


(b)     Results of Operations

        Fiscal year 2002 third quarter and year to date sales were 23% and 1%, respectively, higher than for the comparable periods one-year ago. This increase in sales reflects a stronger demand for our sugar beet harvesting equipment. Although there is a continuing weakness in the farm economy, demand for our feed processing and land maintenance equipment is above expectations and replacement parts sales remain srong.

        Gross profit, as a percent of sales, was 26% for the quarter ended August 31, 2002, as compared to 20% for the same period in 2001.
        Year to date through August 31, 2002, gross profit was 25% compared to 20% for the prior year. A combination of a favorable product mix in the current year and sales of distressed inventory at low margins in the prior year account for the improvement. The sale of distressed inventory in the prior year served to reduce gross profit by approximately 2% for both the quarter and year-to-date ended
        August 31, 2001.

        Operating expenses were comparable to last year. As a percent of sales, operating expenses were 16% and 19% for the three months ended August 31, 2002 and 2001, respectively, and 20% year to date August 31, 2002 and 2001. As a result of cost reduction programs, engineering expenses decreased by $15,000 for the quarter and $124,000 year to date compared to the same periods of the previous year. We currently expect these lower engineering costs to continue throughout fiscal year 2002. Sales costs increased $55,000 for the quarter and year to date due to commissions on the higher level of sales.

        Other deductions decreased by $44,000 for the quarter and $206,000 year to date from the previous year. Reduction in bank borrowings combined with lower prime interest rate and reduced volume in our financed acccounts receivable resulted in this reduction.

        The order backlog as of August 31, 2002 is $1,354,000, compared to $1,142,000 one year ago. These orders primarily will be delivered by the end of the fourth quarter of the current fiscal year.


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

        Inventory Valuation - The Company values its inventory based on a standard costing system and uses the first in, first out method. Slow moving inventory is evaluated on a quarterly basis, and is written down to the Company's estimate of net realizable value. As the agriculture industry changes, inventory items can become outdated and the Company evaluates this on a regular basis. If a product is determined to be outdated, the Company will mark it down to its net realizable value and attempt to sell it at a discounted price.



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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On June 14, 2002, the Company held a Special Meeting of stockholders for the purpose of ratifying the sale of 640,000 shares of our common stock to J. Ward McConnell, Jr. at a price of $1.25 per share.

      The following information is submitted:

      (a)     A special meeting was held on June 14, 2002.

      (b) The shareholders voted on a motion to ratify the sale of 640,000 shares of our common stock to J. Ward McConnell, Jr. at a price of $1.25 per share.

              Total number of shares authorized to vote: 1,162,976 Total number of shares voted in favor: 684,772
              Total number of shares voted against: 2,078
              Total number of abstentions: 1,637

ITEM 6. EXHIBITS

      99.     Certifications of Financial Statements


                                    SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            ART'S-WAY MANUFACTURING CO., INC.


      Date     October 15, 2002    /s/William T. Green
                      (William T. Green, Acting Chief Financial Officer)



      Date     October 15, 2002    /s/John C. Breitung
                                (John C. Breitung, President)


                        CERTIFICATION OF FINANCIAL STATEMENTS

           Pursuant to 18 U.S.C. 63 1350, the Chief Executive Officer and the Chief Financial Officer of Art's-Way Manufacturing Co., Inc. (the "Company"), hereby certify that this Form 10-Q and the financial statements thereto fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q and the financial statements thereto fairly present, in all material respects, the financial condition and results of operations of the Company.


       John C. Breitung                         William T. Green
       Chief Executive Officer                  Acting Chief Financial Officer

       October 15, 2002
       Date

       OM504758.1

                                  CERTIFICATIONS

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Public Law Number 107-204), the Chief Executive Officer of the Company certifies that:

       1)   I have reviewed this report;

       2) Based upon my knowledge, this report does not contain any untrue statement of a material fact, or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

       3) Based upon my knowledge, the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for, the period presented in this report;

       4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            b) evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days prior to the filing date of this report (the "Evaluation Date");

            c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company board of directors (or persons performing equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

       6) The Company's other certifying officers have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


           John C. Breitung
           Chief Executive Officer


           October 15, 2002
           Date


           OM504759.1

                                       CERTIFICATIONS

              Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Public Law Number 107-204), the Chief Financial Officer of the Company certifies that:

       1)  I have reviewed the report;

       2) Based upon my knowledge, this report does not contain any untrue statement of a material fact, or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

       3) Based upon my knowledge, the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations, and cash flows of the Company as of, and for, the period presented in this report;

       4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this report is being prepared;

           b) evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days prior to the filing date of this report (the "Evaluation Date");

           c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company board of directors (or persons performing equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

       6) The Company's other certifying officers have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



       William T. Green
       Acting Chief Financial Officer



       October 15, 2002
       Date

       OM504760.1