Form 10-K
period 2002-11-30
ARTS WAY MANUFACTURING CO INC
filed 2003-03-03
CIK 7623

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON D.C.   20549
                                      FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended November 30, 2002
                               Commission File No. 0-5131

                          ART'S-WAY MANUFACTURING CO., INC.

	            DELAWARE                     42-0920725
          _______________________          ________________________
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or informational statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2).  Yes        No  X

Aggregate market value of the voting stock held by non-affilates of the Registrant on May 31, 2002, end of second fiscal quarter: $3,446,547

Number of common shares outstanding on February 13, 2003:  1,938,176

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant's 2003 Annual Meeting of Stockholders to be filed within 120 days of November 30, 2002 are incorporated by reference into Part III.


                 Art's-Way Manufacturing Co., Inc.
                    Index to Annual Report
                      on Form 10-K
                                                         Page
Part I
Item 1 - Description of Business                       3 thru 5
Item 2 - Properties                                        5
Item 3 - Legal Proceedings                                 5
Item 4 - Submission of Matters to a Vote of
          Security Holders                                 5
Part II
Item 5 - Market for the Registrant's Common Stock
          and Related  Security Holder Matters             6
Item 6 - Selected Financial Statement Data                 7
Item 7 - Management's Discussion and Analysis of
          Financial Condition and Results
          of Operations                                7 thru 13
Item 7A Quantitative and Qualitative Disclosures
         About Market Risk                                13
Item 8 - Financial Statements and Supplemental Data       14
Item 9 - Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure          14

Part III
Item 10 - Directors and Executive Officers of the
           Registrant                                     15
Item 11 - Executive Compensation                          15
Item 12 - Security Ownership of Certain Beneficial
           Owners and Management                          15
Item 13 - Certain Relationships and Related
           Transactions                                   15
Item 14 - Controls and Procedures                         15

Part IV
Item 16 - Exhibits, Financial Statement Schedules
           and Reports on Form 8-K                        16


                                 PART I

Item 1.   Description of Business

(a)   General Development of Business

Art's-Way Manufacturing Co., Inc. (the "Company" or "Art's-Way") began operations as a farm equipment manufacturer in 1956. Its manufacturing plant is located in Armstrong, Iowa.

During the past five years, the business of the Company has remained substantially the same.

(b)  Recent Events

On February 25, 2003, the Company's secured lender granted the Company forbearance on the lender's ability to call the Company's debt in relation to the Company's past violations of the debt's financial covenants through December 1, 2003. The amendment and forbearance agreement waives the Company's requirements to comply with the financial covenants of the loan agreement through December 1, 2003. The lender has retained its rights and remedies under the loan agreement if an additional event of default occurs, if a material adverse change occurs as defined in the agreement, or if the Company fails to comply with any other parts of the loan agreement.

The amendment and forbearance agreement also reduces the maximum borrowings available under the revolving line of credit to $2,000,000. As of November 30, 2002, the Company had $1,038,000 of availability remaining on the revolving line of credit. The revolving line of credit is shown as a current liability in the Company's financial statements, as of November 30, 2002, as it is the Company's intention to pay the revolving line of credit within the next year.

(c)   Financial Information About Industry Segments

In accordance with accounting principles generally accepted in the United States of America, Art's-Way has only one industry segment, metal fabrication.

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

Private label manufacturing of farm equipment accounted for 26%, 30%, and 31% of total sales for the years ended November 30, 2002, 2001, and 2000, respectively.

Art's-Way labeled products are sold by farm equipment dealers throughout the United States. There is no contractual relationship with these dealers to distribute Art's-Way products, and dealers may sell a competitor's product line but are discouraged from doing so.

Raw materials are acquired from domestic sources and normally are readily available.

The Company maintains manufacturing rights on several of its products covering unique aspects of design and has trademarks covering product identification. The Company pays royalties for use of certain manufacturing rights. In the opinion of the Company, its trademarks and licenses are of value in securing and retaining business.

Sales of the Company's agricultural products are seasonal; however, through the development of mowers, shredders and beet harvesting machinery coupled with private labeled products, the impact of seasonality has been decreased because the peak periods occur at different times. The Company, similar to other manufacturers in the farm equipment industry, is affected by factors peculiar to the farm equipment field, including items such as fluctuations in farm income resulting from the change in commodity prices, crop damage caused by weather and insects, government farm programs, and other unpredictable variables such as interest rates.

The Company has an OEM supplier agreement with Case New Holland, Inc. (CNH). Under the OEM agreement the Company has agreed to supply CNH's requirements for certain feed processing, tillage equipment, and service parts under CNH's label. The agreement has no minimum requirements and can be cancelled upon certain
conditions.   For the years ended November 30, 2002, 2001, and
2000, sales to Case aggregated approximately 17%, 20%, and 22% of total sales, respectively.

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

Another important part of the Company's business is after market service parts that are available to keep its branded and OEM produced equipment operating to the satisfaction of the end user of the Company's products.

The backlog of orders on February 3, 2003 was approximately
$3,693,000 compared to approximately $1,750,000 a year ago.
The order backlog is expected to be shipped during the current fiscal year.

The Company currently does no business with any local, state, or federal government agencies.

The Company is engaged in experimental work on a continual basis to improve the present products and create new products. Research costs for the current fiscal year were primarily expended on the continuing development of beet harvesting equipment and mower decks. All research costs are expensed as incurred. Such costs approximated $12,000, $125,000, and $302,000 for the years ended November 30, 2002, 2001, and 2000, respectively. (See also note 1 to the Financial Statements).

The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of materials into the environment. The Company does not anticipate any future expenses or capital expenditures relating to compliance with such regulations.

During the year ended November 30, 2002, the Company had peak employment of 86 full-time employees, of which 72 were factory and production employees, 2 were engineers and engineering draftsman, 10 were administrative employees, and 2 were in sales and sales management. Employee levels tend to fluctuate based upon the seasonality of the product line.

The Company's employees are not unionized. There has been no work stoppage in the Company's history and no stoppage is, or has been, threatened. The Company believes its relationship with its employees is good.

(e)   Financial Information about Foreign and Domestic
      Operation and Export Sales

The Company has no foreign operations. Its export sales, primarily to Canada and Denmark, accounted for less than 1% of sales and less than 1% of operating income (loss) in the years ended November 30, 2002, 2001 and 2000.

Item 2.  Properties

The existing executive offices, production, and warehousing facilities of Art's-Way are built of hollow clay block/concrete and contain approximately 240,000 square feet of usable space. Most of these facilities have been constructed since 1965 and are in good condition. The
Company owns approximately 127 acres of land west of Armstrong, Iowa, which includes the factory and inventory storage space. The Company currently leases excess land to third parties for farming.

Item 3.  Legal Proceedings

Various legal actions and claims are pending against the Company consisting of ordinary routine litigation incidental to the business. In the opinion of management, adequate provisions have been made in the accompanying financial statements for all pending legal actions and other claims. (See also note 13 to the Financial Statements.)

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

                          PART II

Item 5.  Market for the Registrant's Common Stock and
         Related Security Holder Matters

(a)   Price Range of Common Stock

              Per Common Stock Bid Prices by Quarter

	            Year ended              Year ended
	         November 30, 2002	   November 30, 2001
		     High	  Low	           High	  Low
First Quarter    2.200   1.620	     3.188   2.750
Second Quarter   3.450   2.050           2.938   1.950
Third Quarter    3.300   2.250           2.340   2.000
Fourth Quarter   4.970   2.750           2.250	 1.870

The Common Stock trades on The NASDAQ Small Cap Stock Market under the symbol ARTW. The range of closing bid prices shown above are as reported by the Small Cap NASDAQ. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

(b)   Approximate Number of Equity Security Holders

                                Approximate number of
Title of Class	           Round Lot Shareholders as of
Common Stock, $.01                 February 5, 2003
  Par Value	                               340

(c)   Dividend Policy

Holders of Common Stock of the Company are entitled to a pro rata share of any dividends as may be declared, from time to time, from funds available and to share pro rata in any such
distributions available	for holders of Common Stock upon
liquidation of the Company. The Company has not paid a dividend during the past five years, and is currently restricted by its loan covenants from paying any dividends.

(d) Equity Compensation Plan Information

             Number of securities  Weighted-average      Number of securities
             to be issued upon     exercise price of     remaining available
             exercise of           outstanding options,  for future issuance
             outstanding options,  warrants and rights   under equity
             warrants and rights                         compensation plans
                                                         (excluding securities
                                                         reflected in
                                                         columns (a)
Plan Category

Equity               (a)                   (b)                  (c)
compensation
plans approved
by security
holders	        15,000	            $3.03	                 0
Equity
compensation
plans not
approved by
security holders	  25,000	            $2.406	        20,000
Total	              40,000                                    20,000

Item 6.  Selected Financial Statement Data

The following tables set forth certain information concerning the Statements of Operations and Balance Sheets of the Company and should be read in conjunction with the Financial Statements and the notes thereto appearing elsewhere in this Report.

(a) Selected Statement of Operations Data (In Thousands of Dollars, Except Per Share Amounts)

                   Year      Year       Year         Year       Year
                   Ended     Ended      Ended        Ended      Ended
                  November  November   November    November   November
                 30, 2002   30, 2001   30, 2000    30, 1999   30, 1998
Net Sales	     $10,900    $10,891     $14,229     $17,227    $23,633
Net Income
(Loss)             $ 569    $(2,382)    $(2,166)     $ (630)    $ (324)
Net Income
(Loss)
Per Share
 Basic	      $.31     $ (1.86)	  $ (1.72)    $  (.50)    $ (.26)
 Diluted 	      $.31	   $ (1.86)	  $ (1.72)    $  (.50)    $ (.26)
Common Shares
and Equivalents
Outstanding:
 Basic	   1,808,423   1,279,613  1,256,351  1,248,456  1,245,931
 Diluted       1,811,439   1,279,613  1,256,351  1,248,456  1,245,931

(a) Selected Balance Sheet Data (In Thousands of Dollars, Except Per Share Amounts)

	               November   November    November    November   November
                     30, 2002	 30, 2001	 30, 2000	 30, 1999	30, 1998
Total Assets      $    5,921	  $6,755	 $10,707	  $15,078	$16,854
Current Liabilities   $2,080	  $4,719     $ 6,308	  $ 8,438	$ 7,885
Long-Term Debt  	    $  521    $  272     $   345	  $   420	$ 2,160
Term Debt (Current
and Long-Term)        $1,197    $3,308     $ 4,252      $ 5,709   $ 6,888
Other Long-Term
Obligations           $  187      -           -            -         -
Dividends Per Share  $  .00     $  .00	 $   .00      $   .00	$   .00

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations may be deemed to include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risk and uncertainty. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved.
The important factors that could cause actual results to differ materially from those in the forward-looking statements below ("Cautionary Statements") include the Company's degree of financial leverage, the factors described in Item 1(a and b) of this report, risks associated with acquisitions and in the integration thereof, risks associated with supplier/OEM agreements, dependence upon the farm economy and the impact of competitive services and pricing, as well as other risks referenced from time to time in the Company's filings with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

The following discussion and analysis of financial condition and results of operations of the Company are based on the Financial Statements and the notes thereto included herein.

(a) and (b) Liquidity and Capital Resources

Twelve months ended November 30, 2002

The Company's main source of funds was sale of stock for $800,000 along with the reduction in accounts receivable and inventory. The reduction in accounts receivable can be attributed to the increased effort and efficiency of the Company's collection practices. The reduction in inventories resulted from building products to sold orders and the Company's concentrated efforts to reduce inventory levels.

The positive cash flow from operations of $1,525,000 was primarily used to reduce bank loans by $2,111,000. Capital expenditures for the year ended November 30, 2002 were $142,000.

Twelve months ended November 30, 2001

The Company's main source of funds was a reduction in accounts receivable and inventories. The reduction in accounts receivable resulted primarily from the lower sales volume. The reduction in inventories resulted from a combination of lower production activity necessitated by lower volume and an inventory writedown following an auction conducted in November 2001 to sell excess and obsolete inventory.

The positive cash flow from operations was used in part to reduce bank loans by $944,000. Capital expenditures for the year ended November 30, 2001 were $59,000.

Twelve months ended November 30, 2000

The Company's main source of funds was a reduction in accounts receivable and inventories. The accounts receivable decrease resulted primarily from the lower sales volume. The reduction in inventories resulted from the lower production activity necessitated by lower volume combined with the Company's concentrated efforts to reduce inventory levels. The positive cash flow from operations allowed for a reduction in bank borrowings. There were no capital expenditures during the fiscal year ended November 30, 2000.

Capital Resources

The Company has a credit agreement with a lending institution (lender) that provides for a revolving line of credit (credit facility) and a term loan, and expires December 1, 2003. The credit facility allows for borrowings subject to borrowing base percentages on the Company's account receivable and inventory, and allows for letters of credit up to $100,000. At November 30, 2002, the Company had borrowed $319,222 on the revolving line of credit, had $605,371 outstanding on the term loan and had $100,000 in outstanding letters of credit. At November 30, 2001, the Company had borrowed $2,073,704 on the revolving line of credit, had $889,771 outstanding on the term loan and had $100,000 in outstanding letters of credit. At November 30, 2002 and 2001, $1,038,000 and $68,000 were available for borrowings, respectively. The interest rate is based on the lender's referenced rate and is variable based upon certain performance objectives. Under the terms of the agreement, the Company will not pay more than 4% over the reference rate, nor less than the reference rate during the term of the agreement. The outstanding borrowings bear interest at 8.25% at November 30, 2002 and 9.00% at November 30, 2001.

The principal amount of the term loan is repayable in monthly installments of $23,700 with the remaining unpaid balance due on December 1, 2003.

All loans, advances and other obligations, liabilities, and indebtedness of the Company are secured by all present and future assets. The Company pays an unused line fee equal to three-eighths of 1% of the unused portion of the revolving line of credit. The Company's cash account has been restricted by the lender, such that any available cash is used to pay down on the credit facility.

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

During the period between August 31, 2000 and August 31, 2001, the loan agreement was amended several times to provide for extensions of various lengths from 30 days to 90 days. On September 1, 2001, the lender sold the loan to another lending institution (new lender). Under this arrangement, the Company continued to operate under the same terms as existed prior to the sale. The new lender granted extensions from September 1, 2001 through November 15, 2001. On February 25, 2003, the lender granted forbearance and waived its right to demand payment because of existing covenant defaults until December 1, 2003.
Therefore, the portion of the term loan not due until December 1, 2003 has been classified as long-term debt in the Company's financial statements at November 30, 2002.

The amendment and forbearance agreement also reduces the maximium borrowings available under the revolving line of credit to $2,000,000. As of November 30, 2002, the Company had $1,038,000 of availability remaining on the revolving line of credit. The revolving line of credit is shown as a current liability in the Company's financial statements, as of November 30, 2002, as it is the Company's intention to pay the revolving line of credit within the next year.

Management is continuing to evaluate alternative financing opportunities. Management believes alternative long-term financing can be obtained from different lenders on acceptable terms and that the Company will be able to meet its obligations under a new credit agreement when completed.

In February 2002, the Company sold 640,000 shares of common stock to an existing shareholder, Mr. J. Ward McConnell, Jr. at estimated fair value. Proceeds from the sale of the stock were $800,000.
Mr. McConnell has agreed that without prior approval of the Board of Directors, excluding himself and his son, he will not acquire as much as fifty percent (50%) of the Company's common stock and will not take the Company private. Immediately after the transaction, Mr. McConnell was elected as Chairman of the Board of Directors of the Company. His son, Mr. Marc McConnell is also a Board Member.

The stock sale proceeds were used to pay down accounts payable and term debt. The Company is mindful of the necessity to continue to control its costs. The Company intends to finance its working capital and pay down its debt through cash from operations and alternative financing sources assuming such negotiations are successful. The Company believes that the infusion of capital from Mr. McConnell allowed it to successfully complete negotiations with its current secured lender.

The Company's current ratio and its working capital are as shown in the following table:
                 November 30, 2002  November 30, 2001   November 30, 2000
Current Assets 	   $4,340,395	     $5,295,583	       $ 8,610,676
Current Liabilities   2,080,111	      4,718,551	         6,308,381
Working Capital	   $2,260,284          $  577,032	       $ 2,302,295

Current Ratio      	1.9                  1.1                  1.4

Current liabilities at November 2001 and 2000 include $605,371 and $995,600, respectively, of the Company's term debt as a result of the Company's noncompliance under its debt agreement with its secured lender.

The Company believes the funding expected to be generated from operations and its existing borrowing capacity will be sufficient to meet working capital and capital investment needs.

(c)Results of Operations

Twelve months ended November 30, 2002 compared to the twelve months ended November 30, 2001

Revenues of $10,900,000 for 2002 were comparable to 2001 revenues of $10,891,000. The Company recorded a net profit of $569,000 ($.31 per share) in 2002 compared to a net loss of $2,382,000 ($1.86 per share) in 2001. Revenue from Art's-Way branded products increased 3% while OEM sales decreased 10%. Although there is a continuing weakness in the farm economy, the demand for beet equipment increased as a result of higher beet prices. Sales for our feed processing and land maintenance equipment are above expectations and replacement parts sales remain strong.

Gross profit, as a percent of sales was 25% for 2002 compared to 5% for 2001. As is shown on the statement of operations for 2001, the Company experienced losses from disposition of excess and obsolete inventory of $1,082,000 and an asset impairment writedown on tooling related to product lines that have been abandoned of $547,000. The gross profit, as a percent of sales for 2001 would have been 19%, had these two losses not occurred. Futher cost cutting programs increased gross profit by $639,000 for 2002 as compared to 2001.

Operating expenses in 2002 decreased $441,000 from 2001.   As a percent of
sales, operating expenses were 18% and 22%, respectively, when comparing 2002 and 2001. Engineering expenses were $204,000 lower than in 2001 due to cost reduction programs. Selling expenses increased $23,000 in 2002 as a result of higher commissions and increased sales force when compared to 2001.

Other expenses decreased $173,000 in 2002 versus 2001. This was a result of lower bank borrowings combined with prime interest rate reductions.

Twelve months ended November 30, 2001 compared to the twelve months ended November 30, 2000

Revenues decreased 23% to $10,891,000 from $14,229,000 while the Company recorded a net loss of $2,382,000 ($1.86 per share) compared to a net loss of $2,166,000 ($1.72 per share) in 2000. Revenues from Art's-Way branded products were down 23% while OEM sales decreased 26%. The reduction in sales reflects the continuing weakness in the farm economy. The sugar beet industry continued to be in distress, with the processing plants moving from private ownership to co-operative ownership and due to increasing competition from foreign sugar producing sources. Demand for our feed processing and land maintenance equipment is above expectations and replacement parts sales remain strong.

Gross profit, as a percent of sales was 5% as compared to 17% for 2000.
As is shown on the statement of operations for 2001, the Company experienced losses from disposition of excess and obsolete inventory of $1,082,000 and an asset impairment writedown on tooling related to product lines that have been abandoned of $547,000. Had these two losses not occurred, the gross profit, as a percent of sales would have been 19%.

Operating expenses were down $860,000 from 2000 as a result of cost cutting efforts in January 2001. As a percent of sales, operating expenses were 22% and 23%, respectively, for 2001 and 2000.

Other expense decreased $306,000 from 2000. This was a result of lower bank borrowings combined with prime interest rate reductions.

Utilization of Deferred Tax Assets

The Company has established a deferred tax asset valuation allowance of approximately $1,913,000 at November 30, 2002, due to the uncertainty of realizing its deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

For tax purposes, the Company has available at November 30, 2002, net operating loss carryforwards of approximately $3,483,000 which will begin to expire in the year 2013. The Company also has approximately $110,000 of research and development credits and $41,000 of state tax credits which begin to expire in the years 2007 and 2008, respectively.

(d)  Critical Accounting Policies

The Company has identified the following accounting policies as critical to their operations.

Revenue Recognition - Revenue from sales of products is recognized when risk of ownership and title pass to the buyer.

Inventory Valuation Inventories are stated at the lower of cost or market, and cost is determined using the first-in, first-out (FIFO) method. Management monitors the carrying value of inventories using inventory control and review processes that include, but are not limited to, sales forecast review, inventory status reports, and inventory reduction programs. The Company records inventory writedowns to market based on expected usage information for raw materials and historical selling trends for finished goods. Writedowns of inventory create a new cost basis. Additional writedowns may be necessary if the assumptions made by management do not occur. The Company hasclassified inventories not expected to be consumed in its manufacturing process or its parts fulfillment business within the Company's normal operating cycle as a non-current asset in the accompanying balance sheets.

During the fourth quarter of 2001, the Company held an auction to sell excess and obsolete inventory that resulted in a loss of $1,082,441. The Company obtained better market information in regards to its aging inventory, leading to a writedown of inventory of approximately $300,000 in the fourth quarter of 2001.

Income Taxes Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is entirely dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

(e)  Effect of New Accounting Standards

During June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, replacing SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of. The Company is adopting the provisions of SFAS 144 during the first quarter of fiscal 2003, as required. The Company is currently evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual finacial statements about its obligations under guarantees. This Interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end.
The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating the impact of the adoption of this Interpretation and has not yet determined the effect of adoption on its financial positions and results of operations.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation Trasition and Disclosure. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 are effective for financial statements for fiscal years ending after December 15, 2002. The Company is currently evaluating the impact of adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in interest rates associated with the variable rates on its debt and its accounts receivable financing.


Item 8.  Financial Statements and Supplemental Data

Selected Quarterly Financial Data
(Unaudited) (all figures in thousands of dollars except per share amounts)

Quarter ending	             Feb'28      May 31     Aug'31      Nov'30
2002
Revenues    	             $2,642       2,253      3,227	  2,778
Gross Profit                      571	    642	   847          710
Income from Operations             26          96        335          345
Interest and Other Expense         75	     66         69           19
Income (Loss) before Taxes        (49)         30	   265          327
Income Tax Expense                  -           -          -            4
Net Income (Loss)                 (49)         30        265          323
Income (Loss) per Share	       $(0.03)	   0.02       0.14          .18

2001
Revenues			       $2,990       2,410	 2,615	   2,876
Gross Profit (Loss)		    474	    637	   513	  (1,130)
Income (Loss) from Operations	   (112)         84	    11        (1,898)
Interest and Other
(Income) Expense	                175         128 	   113           (14)
Loss before Taxes		 	   (287)        (44)	  (102)       (1,884)
Income Tax Expense                 -           -          -             65
Net Loss 				   (287)	    (44)	  (102)	  (1,949)
Loss per Share	 		 $(0.23)	  (0.04)	 (0.08)	   (1.50)

2000
Revenues			        $2,434	   4,232      4,162        3,401
Gross Profit (Loss)		     530	     985	  1,081	    (234)
Income (Loss) from Operations     (174)        332	    302       (1,367)
Interest and Other Expense         172         181        182          173
Income (Loss) before Taxes        (346)        151        120	  (1,540)
Net Income (Loss) 		    (346)	     151	    120       (2,091)
Income (Loss) per Share	        $(0.28)       0.12       0.10        (1.66)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

PART III

Item 10.   Directors and Executive Officers

The information required by Item 10 is incorporated by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after November 30, 2002 and is included as Exhibit 99.1 hereto and incorporated herein by this reference.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after November 30, 2002 and is included as Exhibit 99.1 hereto and incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after November 30, 2002 and is included as Exhibit 99.1 hereto and incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after November 30, 2002 and is included as Exhibit 99.1 hereto and incorporated herein by this reference.

Item 14.  Controls and Procedures

(a)Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Finance Manager.
Based upon that evaluation, the Chief Executive Officer along with the Finance Manager concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in Securities and Exchange Commission rules and forms.

(b)Changes in Internal Control.

There are no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect such internal controls subsequent to the date of the Company's evaluation of its internal controls.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

(a)   Index to Financial Statements and Schedules

See index to financial statements and supporting schedules on page F-1.

(b)   Reports on Form 8-K

No current Reports on Form 8-K have been filed during the last fiscal quarter of the period covered by this Report.

(c)   Index to Exhibits

Any exhibits filed with the Securities and Exchange Commission will be supplied upon written request to John C. Breitung, President, Art's-Way Manufacturing Co. Inc., Highway 9 West, Armstrong, Iowa 50514. A charge will be made to cover copying costs. See Exhibit Index below.

Exhibits Required to be Filed

Number	Exhibit Description

2      Agreement and Plan of Merger for Reincorporation of Company in
        Delaware. Incorporated by reference to Exhibit 2 of Annual Report on
        Form 10-K for the year ended May 27, 1989.
3	 Certificate of Incorporation and By-laws for Art's-Way Manufacturing Co.,
        Inc. Incorporated by reference to Exhibit 3 of Annual Report on Form
        10-K  for the year ended May 27, 1989.
10	 Incorporated by reference are the Material Contracts filed as Exhibit 10 of the Annual Report on Form 10-K for the fiscal year ended May 30, 1981.
10.1	 Art's-Way Manufacturing Co., Inc. 401 (k) Savings Plan.  Incorporated by
        reference to Exhibit 28 (a) to the Art's-Way Manufacturing Co., Inc. Registration Statement on Form S-8 filed on October 23, 1992.
10.2	 Art's-Way Manufacturing Co., Inc. Employee Stock Option Plan (1991).
        Incorporated by reference to Exhibit "A" to Proxy Statement for Annual Meeting of Stockholders held on October 15, 1991.
10.3.1 Incorporated by reference Art's-Way Manufacturing Co., Inc. Director
        Stock Option Plan (2001) as Exhibit 10.3.1 of the Annual Report on Form 10-K for the fiscal year ended November 30, 2002.
10.4	  Asset Purchase Agreement between the Company and J. Ward McConnell, Jr., and Logan Harvesters, Inc. Incorporated by reference to Current Report on Form 8-K dated September 6, 1996.
10.5	  Agreement dated February 12, 2002 between the Company and J. Ward
         McConnell, Jr., purchase of 640,000 shares of common stock.
         Incorporated by reference to Current Report on Form 8-K filed February
	   22, 2002.
99.1	  Proxy Statement for 2003 Annual Meeting to be filed on or before 120 days after November 30, 2002.


                           Independent Auditors' Report
The Board of Directors
Art's-Way Manufacturing Co., Inc.:

We have audited the accompanying financial statements of Art's-Way Manufacturing Co., Inc. (the Company) as listed in the accompanying table of contents on page F-1. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2002 and 2001, and the results of its operations and its cash flows for the years ended November 30, 2002, 2001, and 2000, in conformity with accounting principles generally accepted in the United States of America.

                               KPMG LLP

January 8, 2003, except as
to notes 7 and 17, which are
as of February 25, 2003
Omaha, Nebraska

                    ART'S-WAY MANUFACTURING CO., INC.
                          Table of Contents
                                                             Page
Statements of Operations
Years ended November 30, 2002, 2001, and 2000	              F-3
Balance Sheets
November 30, 2002 and 2001                                    F-4
Statements of Stockholders' Equity
Years ended November 30, 2002, 2001, and 2000                 F-5
Statements of Cash Flows
Years ended November 30, 2002, 2001, and 2000	              F-6
Notes to Financial Statements
Years ended November 30, 2002, 2001, and 2000	           F-7 - F-18

              ART'S-WAY MANUFACTURING CO., INC.
                 Statements of Operations
        Years ended November 30, 2002, 2001, and 2000
						   2002	     2001		  2000
Net sales				    $10,899,822     $10,891,398   $14,229,178
Cost of goods sold,
excluding items below	            8,130,059       8,768,676    11,867,404
Loss on inventory
disposition   -   1,082,441  -
Asset impairment writedown     -     546,523    -
Total cost of goods sold            8,130,059      10,397,640    11,867,404
        Gross profit    2,769,763           493,758      2,361,774
        Expenses:
        Engineering  4,283  208,378  439,511
Selling           			  552,107	      529,225       701,289
General and administrative  1,411,539  1,670,987  2,128,164
Total expenses	      	      1,967,929       2,408,590     3,268,964
Income (loss) from operations  801,834  (1,914,832)  (907,190)
Other income (expense):
Interest expense                     (170,260)       (411,101)     (559,785)
Other   (58,439)  9,208 (148,454)
Total other expense		        (228,699)      (401,893)     (708,239)
Income (loss) before
income taxes                           573,135     (2,316,725)   (1,615,429)
964:    Income tax expense  4,032  65,176   550,557
Net income (loss)   $569,103  $(2,381,901) $ (2,165,986)
Net income (loss) per share:
Basic    $ 0.31   (1.86)  (1.72)
Diluted   0.31    (1.86)  (1.72)
Common shares and equivalent outstanding:
970:   Basic    1,808,423   1,279,613  1,256,351
971:   Diluted 1,811,439  1,279,613  1,256,351
See accompanying notes to financial statements.

                     ART'S-WAY MANUFACTURING CO., INC.
                            Balance Sheets
                       November 30, 2002 and 2001
Assets							    	2002	     	2001
Current assets:
Cash 					                 $     75,358    $  4,375
Accounts receivable-customers,
net of allowance for doubtful
accounts of $50,000 and $55,301
983:    in 2002 and 2001, respectively  592,945  922,168
Inventories                                       3,576,707   4,314,883
985:    Other current assets  95,385  54,157
Total current assets  4,340,395  5,295,583
Property, plant, and equipment,
at cost                                          10,725,972  10,583,740
Less accumulated depreciation                     9,751,260   9,499,347
Net property, plant, and equipment                  974,712   1,084,393
Inventories, noncurrent  	                      430,509     375,125
992:   Other assets    175,849   -
Total assets                                    $ 5,921,465 $ 6,755,101
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable to bank   $ 319,222   $ 2,073,704
Current portion of term debt                        356,669     962,040
Accounts payable                                    523,492     984,052
Customer deposits 	                            249,756      64,449
1000:    Accrued expenses   630,972  634,306
1001:  Total current liabilities   2,080,111 4,718,551
1002:  Long-term liabilities  187,204    -
Term debt, excluding current portion                520,830     272,333
1004:    Total liabilities   2,788,145  4,990,884
Stockholders' equity:
Common stock  $0.01 par value.
Authorized 5,000,000 shares;
issued 1,938,176 and 1,340,778
shares in 2002 and 2001,
1010:    respectively   19,382  13,408
Additional paid-in capital                        1,634,954   1,249,611
1012:    Retained earnings  1,478,984   909,881
     3,133,320   2,172,900
Less cost of common shares in
treasury of 0 and 42,602 in 2002
and 2001, respectively                                      408,683
Total stockholders' equity  3,133,320  1,764,217
Total liabilities and stockholders'
equity                                          $ 5,921,465  $6,755,101

See accompanying notes to financial statements.

                ART'S-WAY MANUFACTURING CO., INC.
               Statements of Stockholders' Equity
          Years ended November 30, 2002, 2001, and 2000

				Additional
	Number of Stated/  paid-in   Retained  Treasury
	 shares  par value capital   earnings   stock    Total
Balance,November 30,1999
   1,256,351 $13,408 $1,559,037 $5,457,768 $(809,814)$6,220,399
Net loss
-     - (2,165,986)  -  (2,165,986)
Balance,November 30,2000
1,256,351  13,408  1,559,037 3,291,782  (809,814)  4,054,413
Net loss
 -       -     -     (2,381,901)  -  (2,381,901)
Shares reissued from tresury
1039:  41,825   -   (309,426)   -  401,131   91,705
Balance,November 30, 2001
   1,298,176  13,408 1,249,611    909,881   (408,683) 1,764,217
Net income
-      -     -    569,103 -  569,103
Shares issued from common stock
          597,398      5,974      740,774      -      -    746,748
          Shares reissued from treasury
42,602      -      (355,431)  -  408,683  53,252
Balance,November 30, 2002
1049:  1,938,176  $19,382  $1,634,954  $1,478,984  -  $3,133,320

See accompanying notes to financial statements.

               ART'S-WAY MANUFACTURING CO., INC.
                   Statements of Cash Flows
          Years ended November 30, 2002, 2001, and 2000

						 2002	       2001	     2000
Cash flows from operations:
Net income (loss)		           $ 569,103 (2,381,901) (2,165,986)
Adjustments to reconcile
net income (loss) to net cash
provided by operating activities:
Gain on sale of property, plant,
1064:    and equipment   -   (1,308)  (6,616)
Depreciation and amortization  251,913  453,603  517,462
Asset impairment writedown   -   546,523   -
Deferred income taxes     -    62,900   550,557
Changes in assets and liabilities:
(Increase) decrease in:
          Accounts receivable      329,223     409,140      1,130,194
Inventories			            682,792  2,494,316    1,890,488
Other current assets   (41,228) 36,512  10,011
          Other, net     11,355      -      -
Increase (decrease) in:
Accounts payable	                 (460,560)  (302,591)    (826,525)
Customer deposits   185,307  (62,747)  7,335
Accrued expenses			       (3,334)  (353,030)      70,908
Net cash provided by
1079:    operating activities    1,524,571  901,417  1,177,828
Cash flows from investing
activities:
Purchases of property,
plant, and equipment               (142,232)  	(58,534)
Proceeds from sale of
1085:    property, plant, and equipment   -   9,150  10,050
Net cash provided by (used in)
1087:    investing activities  (142,232)  (49,384)  10,050

Cash flows from financing
activities:
Payments of notes payable
to bank				   (1,754,482)   (478,479)(1,096,705)
Principal payments on
term debt				     (356,874)   (465,259)  (360,101)
Proceeds from issuance
of common stock                     800,000      91,705
Net cash used in
financing activities    (1,311,356)  (852,033)  (1,456,806)
           Net increase (decrease) in cash    70,983    -    (268,928)
Cash at the beginning of period   $4,375  4,375  273,303
Cash at  end of period   $75,358  4,375  4,375
Supplemental disclosures of
cash flow information:
Cash paid during the period for:
1105:    Interest  $170,260  411,101  559,785
1106:    Income taxes  4,032  2,276  4,790
See accompanying notes to financial statements.

(1)	Summary of Significant Accounting Policies

(a)	Nature of Business

The Company is primarily engaged in the fabrication and sale of metal products in the agricultural sector of the United States economy. Major product offerings include animal feed processing equipment, sugar beet and potato harvesting equipment, land maintenance equipment, finished mowing and crop shredding equipment, and seed planting equipment. A significant part of the Company's business is supplying tillage, hay blowers, and finish mowers to several original equipment manufacturers (OEMs). Another important part of the Company's business is after market service parts that are available to keep its branded and OEM produced equipment operating to the satisfaction of the end user of the Company's products.

(b)	Inventories

Inventories are stated at the lower of cost or market, and cost is determined using the first-in, first-out (FIFO) method. Management monitors the carrying value of inventories using inventory control and review processes that include, but are not limited to, sales forecast review, inventory status reports, and inventory reduction programs. The Company records inventory writedowns to market based on expected usage information for raw materials and historical selling trends for finished goods. Writedowns of inventory create a new cost basis. Additional writedowns may be necessary if the assumptions made by management do not occur. The Company has classified inventories not expected to be consumed in its manufacturing process or its parts fulfillment business within the Company's normal operating cycle as a non-current asset in the accompanying balance sheets.

(c)	Auction Sale of Inventory

During the fourth quarter of 2001, the Company held an auction to sell excess and obsolete inventory. The auction resulted in a loss of $1,082,441, and is included in cost of goods sold.

As a result of the inventory auction in the fourth quarter of 2001, the Company obtained better market information in regards to its aging inventory, leading to a writedown of inventory of approximately $300,000 in the fourth quarter of 2001.

(d)	Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Depreciation of plant and equipment is provided using the straight-line method, based on the estimated useful lives of the assets which range from three to thirty-three years.

(e)	Impairment of Long-lived Assets

Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets, requires the review of long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. As of November 30, 2001, the Company determined the carrying costs of certain fixed asset tooling items were not recoverable because the Company had decided that it will no longer manufacture the products that this tooling was being used to produce. The impairment loss of $546,523 is included in cost of goods sold. As of November 30, 2002, the Company determined that no additional impairments have occurred relating to the Company's long-lived assets.

(f)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is entirely dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

(g)	Revenue Recognition

Revenue from sales of products is recognized when risk of ownership and title pass to the buyer.

(h)	Research and Development

Research and development costs are expensed when incurred. Such costs approximated $12,000, $125,000, and $302,000 for the years ended November 30, 2002, 2001, and 2000, respectively.

(i)	Income (Loss) Per Share

Basic net income (loss) per common share has been computed on the basis of the weighted average number of common shares outstanding. Diluted net income
(loss) per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.

The difference in shares utilized in calculating basic and diluted net income per share in 2002 represents the number of shares issued under the Company's stock option plans less shares assumed to be purchased with proceeds from the exercise of the stock options. Due to the net losses in 2001 and 2000, the anti-dilutive effect of the Company's stock option plans is not included in the calculation of diluted earnings per share for those periods. The reconciling item between the shares used in the computation of basic and diluted earnings per share for 2002 is 3,016 equivalent shares for the effect of dilutive stock options.

(j)	Transfers and Servicing of Financial Assets and Extinguishments
of Liabilities

The Company has entered into an agreement whereby it can sell accounts receivable to a financial institution. The agreement provides for the Company to pay monthly interest on the face amount of each invoice at a rate of 2.75% over the prime rate (7.00% at November 30, 2002 and 8.25% at November 30, 2001) from the date of the invoice for 180 days, or the date of customer payment, whichever occurs first. The buyer is responsible for servicing the receivables, and has recourse to the Company for receivables outstanding greater than 180 days. The sale of the receivables has been reflected as a reduction of trade accounts receivable by the Company. At November 30, 2002 and 2001, there were approximately $182,000 and $324,000, respectively, of receivables outstanding which the Company had sold relating to this agreement. Interest paid to the financial institution was approximately $20,200, $24,200, and $94,700 for the years ended November 30, 2002, 2001, and 2000, respectively.

(k)	Stock Based Compensation

The Company accounts for stock options in accordance with the provisions of APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Accordingly, the Company has not recognized compensation expense for its options granted in the years ended November 30, 2002, 2001, and 2000. Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and income per share disclosure for employee stock option grants, as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123. See note 10 for additional discussion and pro forma disclosures.

(l)	Use of Estimates

Management of the Company has made a number of estimates and assumptions related to the reported amount of assets and liabilities, reported amount of revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with ccounting principles generally accepted in the United States of America. These estimates include the valuation of the Company's accounts receivable and inventories. Actual results could differ from those estimates.

(m)	Reclassifications

Certain 2001 financial statement amounts have been reclassified to conform with the current year presentation.

(n)	Recently Issued Accounting Pronouncements

During June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, replacing SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of. The Company is adopting the provisions of SFAS 144 during the first quarter of fiscal 2003, as required. The Company is currently evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This Interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantors fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating the impact of the adoption of this Interpretation and has not yet determined the effect of adoption on its financial position and results of operations.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 are effective for financial statements for fiscal years ending after December 15, 2002. The Company is currently evaluating the impact of adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

(2)	Liquidity

The Company is currently negotiating with various lenders to refinance the Company's debt (see note 17). The refinancing is intended to provide the Company with the needed funds to pay the Company's debt when due and to provide cash for the Company's ongoing operations. The Company plans to increase its sales and profits through expansion of its sales force and further development and promotion of its product lines. However, there can be no assurance as to whether additional debt funding will be obtained, or the terms of any such funding. Failure to obtain the additional funding on acceptable terms could result in the inability of the Company to implement its business plan or pay its debt if demanded on December 1, 2003.

(3)	Allowance for Doubtful Accounts

A summary of the Company's activity in the allowance for doubtful accounts is a follows:

Balance, November 30, 1999                         $ 223,696
Additions
Charged to operating expenses                        188,689
Deduct
Accounts charged off                                (366,082)
Balance, November 30, 2000                            76,303
Additions
Charged to operating expenses                         48,000
Deduct
Accounts charged off                                 (69,002)
Balance, November 30, 2001                            55,301
Additions
Charged to operating expenses                          5,799
Deduct
Accounts charged off                                 (11,100)
Balance, November 30, 2002                           $50,000

(4)	Inventories

Major classes of inventory are:                   November 30
                                              2002            2001
Raw material                              $ 1,065,166     $   749,544
Work in process                             1,209,007       1,181,870
Finished goods                              1,733,043       2,758,594
Total                                       4,007,216       4,690,008
Less Inventories classified as current      3,576,707       4,314,883
Inventories, noncurrent                   $   430,509     $   375,125

(5)	Property, Plant, and Equipment

Major classes of property, plant, and
equipment are:                                    November 30
                                                2002            2001
Land                                      $   180,909     $   180,909
Buildings and improvements                  2,621,795       2,615,573
Manufacturing machinery and equipment       7,713,760       7,577,750
Trucks and autombiles                          89,626          89,626
Furniture and fixtures                        119,882         119,882
Total                                     $10,725,972     $10,583,740

(6)	Accrued Expenses

Major components of accrued expenses are:          November 30
                                                2002            2001
Salaries, wages and commissions           $   294,220     $   294,961
Accrued warranty expense                       60,232          67,426
Other                                         276,520         271,919
Total                                      $  630,972      $  634,306

(7)	Loan and Credit Agreements

The Company has a credit agreement with a lending institution (lender) that provides for a revolving line of credit (credit facility) and a term loan, and expires December 1, 2003. The credit facility allows for borrowings up to $4,500,000, subject to borrowing base percentages on the Company's accounts receivable and inventory, and allowing for letters of credit up to $100,000. At November 30, 2002, the Company has borrowed $319,222 and has $100,000 in outstanding letters of credit. At November 30, 2001, the Company had borrowed $2,073,704 and had $100,000 in outstanding letters of credit. At November 30, 2002 and 2001, $1,038,000 and $68,000 were available for borrowings, respectively. The interest rate is based on the lender's referenced rate and is variable based upon certain performance objectives. Under the terms of the agreement, the Company will not pay more than 4% over the reference rate, nor less than the reference rate during the term of agreement. The outstanding borrowings bear interest at 8.25% at November 30, 2002 and 9.00% at November 30, 2001.

The term loan was for an original principal amount of $1,991,000. The principal amount is repayable in monthly installments of $23,700 with the remaining unpaid balance due on December 1, 2003.

All loans, advances and other obligations, liabilities, and indebtedness of the Company are secured by all present and future assets. The Company pays an unused line fee equal to three-eighths of 1% of the unused portion of the revolving line of credit. The Company's cash account has been restricted by the lender, such that any available cash is used to pay down on the credit facility.

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

During the period between August 31, 2000 and August 31, 2001, the loan agreement
was amended several times to provide for extensions of various lengths from 30 days to 90 days. On September 1, 2001, the bank sold the loan to another lending institution (new lender). Under this arrangement, the Company continued to operate under the same terms as existed prior to the sale. The new lender granted extensions from September 1, 2001 through November 15, 2001. On
February 25, 2003 (see note 17), the lender granted forbearance and waived its right to demand payment because of existing covenant defaults until December
1, 2003. Therefore, the portion of the term loan not due until December 1, 2003 has been classified as long-term debt in the accompanying balance sheet.

Management believes alternative long-term financing can be obtained from different lenders on acceptable terms and that the Company will be able to meet its obligations under a new credit agreement when completed.

Accounts payable at November 30, 2002 and 2001 includes book overdraft amounts of $0 and $43,323, respectively.

A summary of the Company's term debt is as follows:

                                                       2002          2001
Installment term loan payable in monthly
installments of $23,700 plus interest at 4% over
the bank's national money market rate (8.25%),
due on demand, secured (a)                         $ 605,371      $  889,771
State of Iowa Community Development Block
Grant promissory notes at 0% interest, maturity
2006 with quarterly principal payments of $11,111    166,667         211,111
State of Iowa Coummunity Development Block
Grant local participation promissory notes at 4%
interest, maturity 2006,with quarterly payments
of $7,007                                            105,461         133,491
Total term debt                                      877,499       1,234,373
Less current portion of term debt                    356,669         962,040
Term debt ,excluding current portion               $ 520,830     $   272,333

a.All borrowings under the installment term loan payable are secured by the cash,
accounts receivable, inventories, and property, plant, and equipment of the
          Company.
The agreement required the Company to maintain specified ratios, as defined, of debt-to-tangible net worth and net cash income to current maturities, and restricted
the Company from issuing any dividends. See note 17.

A summary of the minimum maturities of term debt follows for the years ending November 30:

         Year                                             Amount

         2003                                            $ 356,669
         2004                                              394,005
         2005                                               73,334
         2006                                               53,491


(8) Long-Term Liabilities

Under the agreement with a former manufacturer of one of the Company's product lines,
the Company is required to remit annual royalty payments through fiscal year
         2007
for the right to manufacture and sell the product line.The agreement calls for the
payment of royalties based on a percentage of the product line's annual sales, subject
to annual and aggregate minimums, as defined in the agreement. A summary of the minimum payments follows for the years ending November 30:

Year                                                       Amount
2003                                                    $  21,753
2004                                                       30,000
2005                                                       30,000
2006                                                       30,000
2007                                                      160,000
Total minimum royalty payments                            271,753
Less amount representing discount (9%)                     62,796
Present value of minimum royalty payments                 208,957
Less current portion, classified as accrued expensed       21,753
Long-term liabilities                                   $ 187,204

(9)	Employee Benefit Plans
The Company sponsors a defined contribution 401(k) savings plan which covers substantially all full-time employees who meet eligibility requirements. Participating employees may contribute as salary reductions a minimum of 4% of their compensation up to the limit prescribed by the Internal Revenue Code. The Company may make matching contributions at a discretionary percent upon approval from the Board of Directors. No contributions were made by the Company in the years ended November 30, 2002, 2001, and 2000.

(10)	Stock Option Plans
Under the 2001 Director Option Plan, stock options may be granted to non-employee directors to purchase shares of common stock of the Company at a price not less than fair market value at the date the options are granted. Nonemployee directors who have served for at least one year are automatically granted options to purchase 5,000 shares of common stock.
Options granted are nonqualified stock options. The option price, vesting period, and term are set by the Compensation Committee of the Board of Directors of the Company. Options for an aggregate of 50,000 common shares may be granted under the Plan. Each option will be for a period of 10 years and may be exercised at a rate of 25% at the date of grant and 25% on the first, second, and third anniversary date of the grant on a cumulative basis. At November 30, 2002, the Company had approximately 20,000 shares available for issuance pursuant to subsequent grants under the 2001 Director Option Plan.

Under the 1991 Employee Stock Option Plan, stock options may be granted to key employees to purchase shares of common stock of the Company at a price not less than fair market value at the date the options are granted. Options granted may be either nonqualified or incentive stock options. The option price, vesting period, and term are set by the Compensation Committee of the Board of Directors of the Company. Options for an aggregate of 100,000 common shares may be granted. Each option will be for a period of 10 years and may be exercised at a rate of 25% at the date of grant and 25% on the first, second, and third anniversary date of the grant on a cumulative basis. Effective
April 2001, the period available for option grants under the 1991 Employee Stock Option Plan expired, and as a result, 0 shares are available for issuance pursuant to subsequent grants under the 1991 Employee Stock Option Plan.

A summary of changes in the stock option plans is as follows:
                                                          November 30
                                                  2002       2001       2000
Options outstanding at beginning of period       61,500     46,500     51,500
Granted                                           5,000     40,000       -
Canceled                                        (26,500)   (25,000)    (5,000)
Options outstanding at the end of period         40,000     61,500     46,500
Options price range for the period               $2.320     $2.320     $6.000
                                                   to         to         to
                                                 $3.030     $6.750    $10.375
Options exercisable at end of period             18,750     31,500     46,500

At November 30, 2002, 2001, and 2000, the weighted-average remaining contractual life of options outstanding was 8.6 years, 7.0 years, and 2.4 years, respectively, and the weighted-average exercise price was $2.64, $3.89, and $8.27, respectively. The weighted-average exercise price for options exercisable at November 30, 2002 was $2.63.

The per share weighted-average fair value of stock options granted during the years ended November 30, 2002, 2001, and 2000, was $1.74, $2.39, and $4.73,
respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: November 30, 2002 expected dividend yield 0.0%, risk-free interest rate 4.19%, expected volatility factor of 31.59%, and an expected life of 10 years; November
30, 2001 expected dividend yield 0.0%, risk-free interest rate of 4.92%, expected volatility factor of 29.25%, and an expected life of 10 years; November 30, 2000 expected dividend yield 0.0%, risk-free interest rate of 5.65%, expected volatility factor of 29.36%, and an expected life of 10 years.

Since the Company applies APB Opinion No. 25 in accounting for its plans, no compensation cost has been recognized for its stock options in the financial statements. Had the Company recorded compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                      November 30
                                              2002         2001        2000
Net income(loss)
As reported                               $ 569,103   (2,381,901)  (2,165,986)
Proforma                                    557,602   (2,392,509)  (2,169,855)
Basic net income(loss)per share
As reported                               $    0.31        (1.86)       (1.72)
Proforma                                       0.31        (1.87)       (1.73)
Diluted net income (loss) per share
As reported                               $    0.31        (1.86)       (1.72)
Proforma                                       0.31        (1.87)       (1.73)

(11)	Leases

The Company has a single noncancelable-operating lease that expires in 2004. Rental expense for operating leases during 2002, 2001, and 2000 was $27,740, $32,021, and $34,192, respectively.

Future minimum lease payments under the noncancelable-operating lease as of November 30, 2002 are:

Year ending November 30,                                     Amount
2003                                                         $3,567
2004                                                          1,486
In the ordinary course of business, the Company expects to renew or replace this lease as it expires.

(12)	Income Taxes

Total income tax expense (benefit) for the years ended November 30, 2002, 2001, and 2000 consists of the following:

                                                      November 30

                                              2002         2001        2000
Current
Federal                                       $ -            -           -
State                                         4,032        2,276         -
                                              4,032        2,276         -

Defered
Federal                                         -         62,900      550,577
State                                           -           -            -
                                                -         62,900      550,577
                                             $4,032      $65,176     $550,577

The reconciliation of the statutory Federal income tax rate and the effective tax rate are as follows:

                                                        November 30
                                                2002         2001        2000
Statutory federal income tax rate             34.0%       (34.0)%     (34.0)%
Increase (decrease) due to:
Change in valuation allowance                  (34.0)        36.7        67.6
Other-net                                        0.7          0.0         0.5
                                                 0.7%         2.7%       34.1%

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets at November 30, 2002 and 2001 are presented below:

                                                          November 30
                                                     2002             2001
Deferred tax assets:
Net operating loss carryforwards                $1,184,343          $1,325,218
Tax credits                                        150,969             150,969
Accrued expenses                                    65,869              55,427
Inventory capitalization                           126,297             219,423
Asset reserves                                     295,188             261,494
Property, plant and equipment                       90,343              95,473

      Total deferred tax assets                  1,913,009           2,108,004
Less valuation allowance                         1,913,009           2,108,004

      Net deferred tax assets                         -                   -

For tax purposes, the Company has available at November 30, 2002, net operating loss carryforwards of approximately $3,483,000 which will begin to expire in the year 2013. The Company also has approximately $110,000 of research and development
credits and $41,000 of state tax credits which begin to expire in the years 2007 and 2008, respectively.

The Company has established a deferred tax asset valuation allowance of approximately $1,913,000 at November 30, 2002, due to the uncertainty of realizing its deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

(13)	Litigation and Contingencies

Various legal actions and claims are pending against the Company. In the opinion of management, adequate provisions have been made in the accompanying financial statements for all pending legal actions and other claims.

(14)	Credit Concentration

The Company' sales to one major OEM were $1,827,465, $2,213,054, and $3,192,642 for the years ended November 30, 2002, 2001, and 2000, respectively. Accounts receivable from this customer are unsecured, and were $58,755 and $152,340 at November 30, 2002 and 2001, respectively.

(15)	Disclosures About the Fair Value of Financial Instruments

SFAS 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At November 30, 2002 and 2001, the carrying amount approximates fair value for cash and cash equivalents, accounts receivable, accounts payable, notes payable to bank, term debt, and other current and long-term liabilities. The carrying amounts approximate fair value because of the short maturity of these instruments. The fair value of the Company's installment term loan payable also approximates fair value because the interest rate is variable as it is tied to the lender's national money market rate.

(16)	Related Party Transaction

In February 2002, the Company sold 640,000 shares of common stock to an existing shareholder, Mr. J. Ward McConnell, Jr., at estimated fair value. Proceeds from the sale of the stock were $800,000. Mr. McConnell has agreed that without prior approval of the Board of Directors, excluding himself and his son, he will not acquire as much as fifty percent (50%) of the Company's common stock and will not take the Company private. Immediately after the transaction, Mr. McConnell was elected as Chairman of the Board of Directors of the Company. His son, Mr. Marc McConnell, is also a Board Member.

(17)	Subsequent Event

On February 25, 2003, the Company's secured lender granted the Company forbearance on the lender's ability to call the Company's debt in relation to the Company's past violations of the debt's financial covenants through December 1, 2003. The amendment and forbearance agreement waives the Company's requirements to comply with the financial covenants of the loan agreement through December 1, 2003. The lender has retained its rights and remedies under the loan agreement if an additional event of default occurs, if a material adverse change occurs as defined in the agreement, or if the Company fails to comply with any other parts of the loan agreement.

As a result of this amendment and forbearance, $320,971 of the term loan is classified as term debt, excluding current portion, at November 30, 2002 in the accompanying balance sheet. This amount will be shown as a current liability in the Company's financial statements subsequent to November 30, 2002 as the due date will be within one year of the date of any subsequent financial statements to be issued by the Company.

The amendment and forbearance agreement also reduces the maximum borrowings available under the revolving line of credit to $2,000,000. As of November
30, 2002, the Company had $1,038,000 of availability remaining on the revolving line of credit. The revolving line of credit is shown as a current liability, as of November 30, 2002, as it is the Company's intention to pay the revolving line of credit within the next year.

                                  Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 22, 2003 ART'S-WAY MANUFACTURING CO., INC.

  By: J. Ward McConnell	  	             By:  John Breitung
      Chairman of the Board		            President

	         					 By:  Seth LaBore
		      					Finance Manager



 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




J. Ward McConnell, Jr.	 Chairman of the Board   	January 22,2003
	                     and Director		          Date
David R. Castle         	Director          	January 22, 2003
		                                              Date
George A. Cavanaugh, Jr	      Director	      	January 22, 2003
	                                                    Date
James L. Koley	            Director                January 22, 2003
                                                          Date
Douglas McClellan	            Director			January 22, 2003
	                                                    Date
Marc H. McConnell             Director          	January 22, 2003
	                                                    Date

CERTIFICATION OF FINANCIAL STATEMENTS

Pursuant to 18 U.S.C. 63 1350, the Chief Executive Officer and the Finance Manager of Art's-Way Manufacturing Co., Inc. (the "Company"), hereby certify that this Form 10-K and the financial statements thereto fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-K and the financial statements thereto fairly present, in all material respects, the financial condition and results of operations of the Company.

John C. Breitung					Seth F. LaBore
Chief Executive Officer				Finance Manager

February 28, 2003                         February 28, 2003
Date							Date



                                   Certifications
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Public Law Number107-204), the Chief Executive Officer of the Company certifies that:

1)	I have reviewed this report;

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

_____________________________
John C. Breitung
Chief Executive Officer

February 28, 2003
Date

                                   Certifications
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Public Law Number107-204), the Chief Executive Officer of the Company certifies that:

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


Seth LaBore
Finance Manager

February 28, 2003
Date


                                 Exhibit 10.3.1
                         ART'S-WAY MANUFACTURING CO., INC.
                         DIRECTOR STOCK OPTION PLAN (2001)
                APPROVED BY THE BOARD OF DIRECTORS JULY 24, 2001

                         ART'S-WAY MANUFACTURING CO., INC.
                         DIRECTOR STOCK OPTION PLAN (2001)

                                     CONTENTS

         SUBJECT                                         PAGE
1.       Purpose                                           1
2.       Administration                                    1
3.       Eligibility                                       1
4.       Common Stock                                      1
5.       Required Terms and Conditions of Options          2
6.       Expiration of Option                              3
7.       Method of Exercise                                3
8.       Adjustments                                       4
9.       Option Agreements                                 5
10.      Legal and Other Requirements                      5
11.      Nontransferability                                5
12.      Indemnification of Committee                      6
13.      Termination and Amendment of Plan                 6
14.      Effective Date of Plan                            6



                       ART'S-WAY MANUFACTURING CO., INC.
                       DIRECTOR STOCK OPTION PLAN (2001)

1.  Purpose

The purpose of Art's-Way Manufacturing Co., Inc. Director Stock Option Plan (2001) (the "Plan"), as hereinafter set forth, is to enable
Art's-Way Manufacturing Co., Inc., a Delaware corporation (the "Company"), to attract, retain and reward nonemployee Directors and to foster a widespread sense of ownership and commitment by offering them an opportunity to have long-term compensation and a greater proprietary interest in and closer identity with the Company and with its financial success. Options granted under this Plan will be nonstatutory Options and, as such, are not intended to qualify as Incentive Stock Options as defined by Section 422A of the Internal Revenue Service Code of 1986, as amended. Proceeds of cash or property received by the Company from the sale of Common Stock pursuant to Options granted under the Plan will be used for general corporate purposes.

2.  Administration

The Plan shall be administered by the Executive Committee (the "Committee") of the Board of Directors of the Company (the "Board"). Subject to the express provisions of the Plan, the Committee may interpret the Plan, prescribe, amend and rescind rules and regulations relating to it and make such other determinations as it deems necessary or advisable for the administration of the Plan. The decisions of the Committee on matters within their jurisdiction under the Plan shall be conclusive and binding. No member of the Board or the Committee shall be liable for any action taken or determination made in good faith.

3.  Eligibility

Options may be granted under this Plan only to nonemployee Directors of the Company who have served as a member of the Board of Directors for at least one (1) year.

4.  Common Stock

Options may be granted for a number of shares not to exceed, in the aggregate, fifty thousand (50,000) shares of Common Stock of the Company, except as such number of shares shall be adjusted in accordance with the provisions of Section 8 hereof. Such shares may be either authorized but unissued shares or treasury shares. In the event that any Option granted under the Plan expires unexercised, or is surrendered by a participant for cancellation, or is terminated, or ceases to be exercisable for any other reason without having been fully exercised prior to the end of the period during which Options may be granted under the Plan, the shares theretofore subject to such Option, or to the unexercised portion thereof, shall again become available for new Options to be granted under the Plan to any eligible nonemployee Director (including the holder of such former option) at an Option price determined in accordance with Section 5(b) hereof, which price may then be greater or less than the Option price of such former Option.

5.  Required Terms and Conditions of Options

    The Options granted under the Plan shall be in the following form:

    (a)  Shares Under Option

         Each non-employee Director who has served as a member of the Board of Directors for at least one (1) year as of the date of adoption of this plan shall automatically be granted an Option to purchase five thousand (5,000) shares of Common Stock. Each new non-employee Director shall, on the first anniversary of such individual becoming a Director, automatically be granted an Option to purchase five thousand (5,000) shares of Common Stock.

   (b)  Option Price

        The Option price of each Option to purchase Common Stock shall be one hundred percent (100%) of the Fair Market
        Value of the stock on the day of grant.

   (c)  Maximum Term

        No Option shall be exercisable after the expiration of ten (10) years from the date it is granted.

   (d)  Time of Exercise

        Options granted under the Plan shall be exercisable as to 1,250 shares of common stock commencing on the date of grant and 1,250 shares on the second, third and fourth anniversaries. Exercisable options may be exercised until 5:00 p.m. on the last day of the tenth anniversary from the date of grant.

6.  Expiration of Option

   (a)  General Rule

        Each Option shall expire on the earlier of the date set forth in Section 5 (c) of this Plan, or, if earlier, on the applicable date specified in the following subsections of this Section 6.

   (b) Each Option shall expire ninety (90) days after the date that the directorship of the optionee with the Company terminates for any reason other than disability, death, retirement or cause.

   (c)  Expiration Following Disability or Death

        If the optionee ceases to be a Director of the Company by reason of disability (as determined by the Committee) or by reason of death, his or her Options, if any, shall expire on the first anniversary of such termination of directorship.

   (d)  Expiration Following Retirement

        If the optionee ceases to be a Director of the Company due to retirement with the consent of the Company, his or her Options, if any, shall expire ninety (90) days after the date of such termination of directorship. If an optionee who has so retired dies prior to exercising in full an Option which has not expired pursuant to the preceding sentence, then notwithstanding the preceding sentence, his or her Options shall expire on the first anniversary of the date of the optionee's death.

   (e)  Expiration for Cause

        If the optionee ceases to be a Director of the Company for cause, his or her Options, if any, shall expire on the date of termination. For purposes of the Plan, termination "for cause" shall mean termination because the optionee engaged in dishonest or fraudulent conduct in the performance of his or her duties for the Company.

7.  Method of Exercise

Options may be exercised by giving written notice to the Secretary of the Company stating the number of shares of Common Stock with respect to which the Option is being exercised and tendering payment therefor. Payment for Common Stock, whether in cash or other shares of Common Stock, shall be made in full at the time that an Option, or any part thereof, is exercised.

8.  Adjustments

   (a) The aggregate number of shares of Common Stock with respect to which Options may be granted hereunder, the number of shares of Common Stock subject to each outstanding Option and the Option price per share for each such Option may all be appropriately adjusted, as the Committee may determine, for any increase or decrease in the number of shares of issued Common
        Stock of the Company resulting from a subdivision or consolidation of shares whether through reorganization, payment of a share dividend or other increase or decrease in the number of such shares outstanding effected without receipt of consideration by the Company.

   (b) Subject to any required action by the stockholders, if the Company shall be a party to a transaction involving a sale of substantially all its assets, a merger or a consolidation, any Option granted hereunder shall pertain to and apply to the securities to which a holder of the number of shares of Common Stock subject to the Option would have been entitled if the participant actually owned the stock subject to the Option immediately prior to the time any such transaction became effective; provided, however, that all unexercised Options under the Plan may be cancelled by the Company as of the effective date of any such transaction by giving notice to the holders thereof of its intention to do so and by permitting the exercise, during the thirty (30) day period preceding the effective date of such transaction, of all partly or wholly unexercised Options in full (without regard to installment exercise limitations), provided that the participant is not terminated for cause as defined in Section 6 (e).

   (c) On the basis of information known to the Company, the Board or the Committee shall make all determinations under this Section 8, including whether a transaction involves a sale of substantially all the Company's assets, and all such determinations shall be conclusive and binding.

9.  Option Agreements

Each optionee shall agree to such terms and conditions in connection with the exercise of an Option, including restrictions on the disposition of the Common Stock acquired upon the exercise thereof, as the Committee may deem appropriate. The certificates evidencing the shares of Common Stock acquired upon exercise of an Option may bear a legend referring to the terms and conditions contained in the respective Option agreement and the Plan, and the Company may place a stop transfer order with its transfer agent against the transfer of such shares.
If requested to do so by the Committee at the time of exercise of an Option, each optionee shall execute a certificate indicating that he or she is purchasing the Common Stock under such Option for investment and not with any present intention to sell the same. Upon the grant or exercise of an Option, the Company shall have the right to deduct from any cash payments otherwise due to the optionee any amounts required to be withheld under any Federal, state or local income tax laws.

10.  Legal and Other Requirements

The obligation of the Company to sell and deliver Common Stock under Options granted under the Plan shall be subject to all applicable laws, regulations, rules and approvals, including, but not by way of limitation, the effectiveness of a registration statement under the Securities Act of 1933, if deemed necessary or appropriate by the Board, of the Common Stock reserved for issuance upon exercise of Options. A participant shall have no rights as a stockholder with respect to any shares covered by an Option granted to or exercised by the participant until the date of delivery of a stock certificate for such shares. No adjustment other than pursuant to Section 8 hereof shall be made for dividends or other rights for which the record date is prior to the date such stock certificate is delivered.

11.  Nontransferability

During the lifetime of a participant, any Option granted shall be exercisable only by the participant or the participant's guardian or legal representative. No Option shall be assignable or transferable, except by a beneficiary designated in a document filed by the participant with the Company or, in the absence of such document, by will or by the laws of descent and distribution. The granting of an Option shall impose no obligation upon the optionee to exercise such Option or right.

12. Indemnification of Committee

In addition to such other rights of indemnification as they may have as Directors or as members of the Committee, the members of the Committee shall be indemnified by the Company against the reasonable expenses, including attorneys' fees actually and necessarily incurred with the defense of any action, suit or proceeding (or in connection with any appeal therein), to which they or any of them may be a party by reason of any action taken or failure to act under or in connection with the Plan or any Option granted hereunder, and against all amounts paid by them in settlement thereof or paid by them in satisfaction of a judgment in any such action, suit or proceeding, so long as such Committee member acted in good faith, received no improper benefit, believed his conduct was in the best interest of the Company and, in the case of a criminal proceeding, had no reasonable cause to believe his or her conduct was unlawful. Indemnification may take the form of paying attorneys' fees and expenses as they accrue and advancing attorneys' fees and expenses to the affected Committee member.

13.  Termination and Amendment of Plan

No Options shall be granted under the Plan more than ten (10) years after the date the Plan was adopted by the Board. The Board, acting by a majority of its members without further action on the part of the stockholders, may from time to time alter, amend or suspend the Plan or any Option granted hereunder or may at any time terminate the Plan; provided, however, the Board may not:

   (a) Except as provided in Section 8 hereof, change the total number of shares of Common Stock available for Options under the Plan;

   (b)  Extend the duration of the Plan;

   (c)  Increase the maximum term of Options;

   (d) Decrease the minimum Option price or otherwise materially increase the benefits accruing to participants under the Plan; or

   (e) Materially modify the eligibility requirements of the Plan;

and provided further that no such action shall materially and adversely affect any outstanding Options without the consent of the respective optionees.

14.  Effective Date of Plan

The Plan shall become effective upon adoption by the Board of Directors.