Form 10-Q
period 2003-02-28
ARTS WAY MANUFACTURING CO INC
filed 2003-04-14
CIK 7623

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549


                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 2003        Commission File No. 0-5131

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2).
Yes  __  No  X

Number of common shares outstanding as of March 21, 2003:  1,938,176


                  ART'S-WAY MANUFACTURING CO., INC.

                  CONDENSED STATEMENT OF OPERATIONS

                              (Unaudited)

                                                 Three Months Ended
                                              February 28,   November 30,
                                                  2003           2002



Net Sales                                    $ 2,508,877     $ 2,641,892
Cost of goods sold                             1,870,449       2,071,292
  Gross Profit                                   638,428         570,600

Expense
  Engineering                                     18,923          14,879
  Selling                                        128,193         128,296
  General and administravtive                    352,428         401,226
    Total expenses                               499,544         544,401


      Income from operations                     138,884          26,199


Other expenses:
  Interest expense                                17,979          60,589
  Other                                            6,065          14,111
    Total other expenses                          24,044          74,700

      Income (loss) before income taxes          114,840         (48,501)


Income tax expense                                 2,031            -

     Net Income (loss)                       $   112,809     $   (48,501)

Net income (loss) per share:
   Basic                                     $      0.06     $     (0.03)
   Diluted

Common shares and equivalent outstanding:
   Basic                                       1,938,176       1,411,954
   Diluted                                     1,947,272       1,411,954

See accompanying notes to financial statements.


                     ART'S-WAY MANUFACTURING CO., INC.

                        CONDENSED BALANCE SHEETS

                               (Unaudited)

                                              February 28,   November 30,
                                                  2003           2002
              ASSETS
Current Assets
Cash                                         $     76,396   $    75,358
Accounts receivable-customers,
net of allowance for doubtful accounts
of $54,500 and $50,000 in February and
November,respectively                           1,651,416       592,945
Inventories                                     3,567,581     3,576,707
Other current assets                              115,613        95,385
   Total current assets                         5,411,006     4,340,395

Property, plant and equipment, at cost         10,725,972    10,725,972
Less accumalated depreciation                   9,821,130     9,751,260
   Net property, plant and equipment              904,842       974,712


Inventories, noncurrent                           430,509       430,509
Other assets                                      175,849       175,849
   Total Assets                               $ 6,922,206  $  5,921,465



    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable to bank                         $   172,818   $   319,222
Current portion of long-term debt                 356,669       356,669
Accounts payable                                  661,198       523,492
Customer deposits                               1,086,408       249,756
Accrued expenses                                  780,210       630,972
  Total current liabilities                     3,057,303     2,080,111

Long-term liabilities                             187,204       187,204
Long-term debt, excluding current portion         431,570       520,830
  Total liabilities                            $ 3,676,077  $ 2,788,145

Stockholders' Equity
Common stock - $.01 par value.  Authorized
5,000,000 shares; issued 1,938,176 shares
in February and in November                       19,382         19,382
Additional paid-in capital                     1,634,954      1,634,954
Retained earnings                              1,591,793      1,478,984
  Total stockholders' equity                   3,246,129      3,133,320

    Total liabilities and stockholders'
    equity                                   $ 6,922,206    $ 5,921,465

See accompanying notes to financial statements.

                     ART'S-WAY MANUFACTURING CO., INC.

                     CONDENSED STATEMENTS OF CASH FLOWS

                            (Unaudited)
                                                   Three Months Ended
                                               February 28,    February 28,
                                                   2003           2002
CASH FLOW FROM OPERATIONS:
Net income (loss)                              $   112,809      $  (48,501)
Adjustment to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization                       69,870          60,953
Changes in working capital components:
(Increase) decrease in:
Accounts receivable                             (1,058,471)       (442,614)
Inventories                                          9,126         458,670
Other current assets                               (20,228)          6,770
Increase (decrease) in:
Accounts payable                                   137,706        (146,641)
Customer deposits                                  836,652         560,748
Accrued expenses                                   149,238          56,200
Net cash provided by operating activities          236,702         505,585

CASH FLOW FROM INVESTING ACTIVITIES:                  0               0



CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments of) notes payable
to bank                                          (146,404)     (1,079,545)
Principal payments on term debt                   (89,260)        (89,191)
Proceeds from issuance of common stock from
treasury                                             0             53,253
Proceeds from issuance of common stock               0            746,747
Net cash used in financing activities            (235,664)       (368,736)

Net increase in cash                                1,038         136,849

Cash at beginning of period                        75,358           4,375
Cash at end of period                          $   76,396      $  141,224

Supplemental disclosures of cash flow
information:
Cash paid during the year for:
Interest                                        $  17,979      $   64,033
Income taxes                                        3,301           4,032

See accompanying notes to financial statements.


                   ART'S-WAY MANUFACTURING CO., INC.

                 NOTES TO CONDENSED FINANCIAL STATEMENTS

                             (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Statement Presentation

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended November 30, 2002. The results of operations for the first quarter ended February 28, 2003 are not necessarily indicative of the results for the fiscal year ending November 30, 2003.

2.  INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is computed on the basis of weighted average number of common shares outstanding. Diluted net income (loss) per share has been computed on the basis of weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.

The difference in shares utilized in calculating basic and diluted net income (loss) per share represents the number of shares issued under the Company's stock option plans less shares assumed to be purchased with proceeds from the exercise of the stock options. Due to the net loss for the quarter ended February 28, 2002, the anti-dilutive effect of the Company's stock option plans is not included in the calculation of diluted loss per share for that period. The reconciling item between the shares used in the computation of basic and diluted earnings per share for the first quarter ended February 28, 2003 is 9,096 equivalent shares for the effect of dilutive stock options.


3.  INVENTORIES

Major classes of inventory are:           February 28,   November 30,
                                              2003           2002

     Raw material                        $   906,731      $ 1,065,166

     Work-in-process                       1,401,327        1,209,007

     Finished goods                        1,690,032        1,733,043

          Total                          $ 3,998,090      $ 4,007,216

     Less inventories classified
     as noncurrent                           430,509          430,509

          Inventories, current            $3,567,581       $3,576,707


4.  ACCRUED EXPENSES

    Major components of accrued          February 28,     November 30,
    expenses are:                            2003             2002

    Salaries, wages and commissions       $ 298,414        $ 294,220

    Accrued warranty expense                 55,612           60,232

    Other                                   426,184          276,520

      Total                               $ 780,210        $ 630,972


5.  LOAN AND CREDIT AGREEMENTS

    Line of Credit

    The Company has a credit agreement with a lending institution (lender) that provides for a revolving line of credit (credit facility) and a term loan and expires December 1, 2003. The credit facility allows for borrowings up to $4,500,000, subject to borrowing base percentages on the Company's accounts receivable and inventory, and allowing for letters of credit for $100,000.
    At February 28, 2003, the Company has borrowed $172,818 and has $100,000 in outstanding letters of credit. At November 30, 2002, the Company had borrowed $319,222 and had $100,000 in outstanding letters of credit. At February 28, 2003 and November 30, 2002, $1,741,000 and $1,038,000 were available for borrowings, respectively. The interest rate is based on the lender's referenced rate and is variable based upon certain performance objectives. Under the terms of the agreement, the Company will not pay more than 4% over the reference rate, nor less than the reference rate during the term of the agreement. The outstanding borrowings bear interest at 8.25% at February 28, 2003.

    The term loan was for an original principal amount of $1,991,000. The principal amount is repayable in monthly installments of $23,700 with the remaining balance due on December 1, 2003.

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

    During the period between August 31, 2000 and August 31, 2001, the loan agreement was amended several times to provide for extensions of various lengths from 30 days to 90 days. On September 1, 2001, the lender sold the loan to another lending institution (new lender). Under this arrangement, the Company continued to operate under the same terms as existed prior to the sale. The new lender granted an extension from September 1, 2001 through November 15, 2001. On February 25, 2003, the lender granted forbearance and waived its right to demand payment because of existing covenant defaults until December 1, 2003. Therefore, the portion of the term loan not due until December 1, 2003 has been classified as long-term debt in the accompanying balance sheet.

    Management believes alternative long-term financing can be obtained from different lenders on acceptable terms and that the Company will be able to meet its obligations under a new credit agreement when completed.

    A summary of the Company's term debt is as follows:



                                            February 28,      November 30,
                                                2003              2002

Installment term debt payable in monthly
installments of $23,700, plus interest
at four percent over the bank's national
money market rate (8.25%), due on demand,
secured (a)                                  $ 534,271         $ 605,371

State of Iowa Community Development
Block Grant promissory notes at zero
percent interest, maturity 2006, with
quarterly principal payments of $11,111       155,556            166,667

State of Iowa Community Development
Block Grant local participation
promissory notes at 4% interest,
maturity 2006, with quarterly payments
of $7,007                                      98,412           105,461

       Total term debt                        788,239           877,499

Less current portion of term debt             356,669           356,669

      Term debt, excluding current portion  $ 431,570         $ 520,830

(a)All borrowings under the installment term loan payable are secured by the cash, accounts receivable, inventories, and property, plant, and equipment of the Company. The agreement required the Company to maintain specified ratios, as defined, of debt-to-tangible net worth and net cash income to current maturities, and restricted the Company from issuing any dividends.

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


                                   Item 2

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

(a)  Liquidity and Capital Resources

The Company's main source of funds for the quarter ended February 28, 2003 were payments received from customers for advance payments on sugar beet equipment to be delivered in the second and third quarter. These sources were offset by an increase in accounts receivable and payments on the Company's note payable and term debt. The increase in accounts receivable results from the high level of OEM sales in February 2003 which are sold on 30 day terms.

The positive cash flow from operations of $236,702 was used to reduce bank notes by $235,664. As of February 28, 2003, the Company had no material commitments for capital expenditures.

See footnote 5 of the notes to the condensed financial statements for a discussion of the Company's credit facility.

The Company is mindful of the necessity to continue to control its costs, as it intends to finance its working capital and pay down its debt through cash from operations.

(b)  Results of Operations

Overall sales for the first quarter of fiscal 2003 were approximately $2,509,000, or 5% lower than last year's first quarter sales of approximately $2,642,000. Sales of Art's-Way products were 21% lower and OEM sales were 12% higher than one year ago. OEM sales included products for two original equipment manufacturers. The reduction in sales reflects the continuing weakness in the farm economy.

Gross profit, as a percent of sales, was 25% for the quarter ended February 28, 2003, as compared to 22% for the same period in 2002.

Operating expenses in the first quarter 2003 decreased $45,000 from 2002. This decrease is primarily due to changing the health insurance plan
offered to the employees.   As a percent of sales, operating expenses
were 20% and 21% for the three months ended February 28, 2003 and 2002, respectively.

Other expenses decreased by $51,000 from the previous year. Reduction in bank borrowings combined with lower interest rates and reduced volume in our financed accounts receivable resulted in this reduction.

The order backlog as of February 28, 2003 is $2,916,000, compared to $2,292,000 one year ago. These orders primarily will be delivered in the second and third quarter of the current fiscal year. The current year backlog includes $1,187,000 in orders for beet equipment compared to $771,000 last year at this time. OEM backlog is $731,000 to be shipped in the second and third quarter.

(c)  Critical Accounting Policies

The Company's critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of February 28, 2003, have remained unchanged from November 30, 2002. These policies involve revenue recognition, inventory valuation and income taxes. Disclosure of these critical accounting policies is incorporated by reference under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's Annual report on Form 10-K for the year ended November 30, 2002.


                                  Item 3

                   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                             ABOUT MARKET RISKS

The Company does not have any additional market risk exposure other than what was outlined in the November 30, 2002, 10-K filing.


                                   Item 4

                   DISCLOSURE CONTROLS AND PROCEDURES

Within 90 days of the filing date of this quarterly report, the Company's Chief Executive Officer and Finance Manager have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15(d)-14(c)) and, based on their evaluation, have concluded that the disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

                         Part II - Other Information

ITEM 1. LITIGATION AND CONTINGENCIES

Various legal actions and claims are pending against the Company. In the opinion of management, adequate provisions have been made in the accompanying financial statements for all pending legal actions and other claims.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits:

          10.6      Forbearance Agreement
          99.1      Certification of Financial Statements

  (b)    Reports on Form 8-K:

         None



                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    ART'S-WAY MANUFACTURING CO., INC.



Date   April 14, 2003               By:  /s/John C. Breitung
                                           (John C. Breitung, President)




                                    By:  /s/Seth LaBore
Date   April 14, 2003                    (Seth LaBore, Finance Manager)


                               CERTIFICATIONS

I, John C. Breitung, certify that:

1.I have reviewed this quarterly report on Form 10-Q of Art's-Way
Manufacturing Co., Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quartely report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and rocedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    April 14, 2003
								/s/  John C. Breitung
								 President and Chief
                                                 Executive Officer


OM504759.1

                                CERTIFICATIONS

I, Seth F. La Bore, certify that:

1.I have reviewed this quarterly report on Form 10-Q of Art's-Way
Manufacturing Co., Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quartely report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and rocedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    April 14, 2003
								/s/  Seth F. LaBore
                                                     Finance Manager

OM504760.1