Form 10-Q
period 2003-05-31
ARTS WAY MANUFACTURING CO INC
filed 2003-07-15
CIK 7623

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549

                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2003                 Commission File No. 0-5131

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

		               Three Months Ended             Year to Date
		              May 31,       May 31,        May 31,      May 31,
			         2003          2002            2003        2002

Net Sales               $ 2,432,516   $ 2,252,621    $ 4,941,393  $ 4,894,513
Cost of goods sold        1,634,639     1,611,101      3,505,088    3,682,393
Gross Profit          797,877       641,520      1,436,305    1,212,120
Operating Expenses:
Engineering                  15,256        15,758         34,179       30,637
Selling                     152,041       130,539        280,235      251,436
General and administrative  327,402       398,738        679,829      807,363
Total expenses          494,699       545,035        994,243    1,089,436
Income from operations    303,178        96,485        442,062      122,684
Other expenses:
Interest expense             30,994        34,225         48,973       94,814
Total other expenses         40,776        66,021         64,820      140,721

Income (loss) before
income taxes                262,402        30,464        377,242      (18,037)
Income tax expense	       -             -	           2,031         -
Net income (loss)	       $  262,402    $   30,464     $  375,211   $  (18,037)
Net income (loss) per share:
Basic			       $     0.14    $     0.02     $     0.19   $    (0.01)
Diluted			 $     0.13    $     0.02     $     0.19   $    (0.01)

Common shares and equivalent outstanding:
Basic	                    1,938,176     1,938,176      1,938,176     1,677,956
Diluted		        1,950,438     1,944,368      1,948,646     1,677,956

See accompanying notes to financial statements.

                         ART'S-WAY MANUFACTURING CO., INC.
				    CONDENSED BALANCE SHEETS
				         (Unaudited)

			 	      	   May 31,		November 30,
					          2003		    2002
    ASSETS
Current Assets
Cash		        	           $    979,783 	$     75,358
Accounts receivable-customers,
net of allowance for doubtful
accounts of $59,000 and $50,000
in May and November, respectively       973,483 	      592,945
Other Receivables		                110,000 	         -
Inventories			              4,155,119           3,576,707
Other current assets	                 70,516 	       95,385
    Total current assets	        6,388,901 	    4,340,395

Property, plant and equipment,
at cost                              10,725,972          10,725,972
Less accumalated depreciation	        9,891,000 	    9,751,260
Net property, plant and equipment	    834,972 	      974,712

Inventories, noncurrent			    430,509 	      430,509
Other assets			          211,515             175,849
    Total Assets                  $   7,865,897        $  5,921,465

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable to bank		     $      -  		 $   319,222
Current portion of long-term debt	  122,254 		     356,669
Accounts payable			        252,352 		     523,492
Customer deposits			        984,267 		     249,756
Accrued expenses			        733,376 		     630,972
    Total current liabilities		2,092,249 		   2,080,111

Long-term liabilities			  159,777              187,204
Long-term debt, excluding
current portion				2,105,340              520,830
    Total liabilities		      4,357,366            2,788,145

    Stockholders' Equity
Common stock - $.01 par value.
Authorized 5,000,000 shares; issued
1,938,176 shares in May and
in November                            19,382               19,382
Additional paid-in capital		1,634,954 	         1,634,954
Retained earnings			      1,854,195 		   1,478,984
    Total stockholders' equity	3,508,531 		   3,133,320
    Total liabilities and
    stockholders' equity	    $	7,865,897 	       $ 5,921,465

See accompanying notes to financial statements.


                        CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

					                   Six  Months  Ended
				       	           May 31,	    May 31,
					                  2003	           2002
CASH FLOW FROM OPERATIONS:
Net income (loss)	  	                  $   375,211 	$   (18,037)
Adjustment to reconcile net income
(loss) to net cash
provided by operating activities:
Depreciation and amortization		          139,740           121,908
Changes in working capital components:
(Increase) decrease in:
Accounts receivable	                     (380,538)          102,324
Other receivables			               (110,000)	       -
Inventories			                     (578,412)	    208,261
Other current assets		                (75,131)	   (246,972)
Other, Net                                    (35,666)	       -
Increase (decrease) in:
Accounts payable			               (271,140)	   (154,849)
Customer deposits			                734,511 	    786,601
Accrued expenses			                102,404 	     41,968
Net cash provided by (used in)
operating activities		                (99,021)          841,204

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment       - 	             -

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from (payments of) notes payable
to bank                                     1,322,668        (1,452,572)
Principal payments on term debt		   (319,222)         (178,409)
Proceeds from issuance of common stock
from treasury				             -               53,253
Proceeds from issuance of common stock 	       -    	    746,747
Net cash provided by (used in) financing
activities                                   1,003,446         (830,981)
Net increase in cash 			           904,425           10,223
Cash at beginning of period		            75,358 	      4,375
Cash at end of period	 		      $    979,783 	 $   14,598

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest				            $     48,973      $     94,814
Income taxes					       3,301             4,032

See accompanying notes to financial statements.



                       ART'S-WAY MANUFACTURING CO., INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Statement Presentation

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended November 30, 2002.
The results of operations for the second quarter and year to date ended May 31, 2003 are not necessarily indicative of the results for the fiscal year ending November 30, 2003.

2.   INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is computed on the basis of weighted average number of common shares outstanding. Diluted net income (loss) per share has been computed on the basis of weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.

The difference in shares utilized in calculating basic and diluted net income
(loss) per share represents the number of shares issued under the Company's stock option plans less shares assumed to be purchased with proceeds from the exercise of the stock options. The reconciling item between the shares used in the computation of basic and diluted earnings per share is 12,262 for the second quarter ended May 31, 2003; 6,192 for the second quarter ended May 31, 2002; and 10,470 for the year to date period ended May 31, 2003 equivalent shares for the effect of dilutive stock options. Due to the net loss for the year to date period ended May 31, 2002, the anti-dilutive effect of the Company's stock option plans is not included in the calculation of diluted loss per share for that period.

3.  INVENTORIES

Major classes of inventory are:           May 31,2003	   November 30, 2002

Raw material                              $   931,564         $ 1,065,166
Work-in-process	                          1,653,737	          1,209,007
Finished goods                              2,000,327           1,733,043
Total	                                    $ 4,585,628         $ 4,007,216
Less inventories classified as noncurrent     430,509		      430,509
Inventories, current	                  $ 4,155,119	        $ 3,576,707

4.   ACCRUED EXPENSES

Major components of accrued expenses are: May 31,2003	   November 30, 2002

Salaries, wages and commissions             $ 356,244		$ 294,220

Accrued warranty expense                       59,495          60,232

Other                                         317,637	        276,520

Total                                      $  733,376		$ 630,972

5.   LOAN AND CREDIT AGREEMENTS

On April 25, 2003 the Company obtained long-term financing through West Des Moines State Bank (West Bank), West Des Moines, Iowa. Credit facilities consist of two loan agreements totaling $5,500,000.

Facility #1 is a revolving line of credit for $2,500,000 with advances funding the working capital, letter of credit and corporate credit card needs. It renews annually with a maturity date of February 28, 2004. The interest rate will be West Bank's prime interest rate plus 1% adjusted daily. Monthly interest only payments will be required and the unpaid principal due on the maturity date. In addition an annual fee of $12,500 will be paid for the use of this credit facility. Collateral consists of a first position on assets owned by the Company including, but not limited to inventories, accounts receivable, machinery and equipment.

Facility #2 is long-term financing for up to $3,000,000 that is supported by a guarantee issued by the United States Department of Agriculture (USDA) for 75% of the loan amount outstanding. The loan refinanced existing debt to UPS Capital (approximately $1,500,000), finance equipment (approximately $250,000), provide permanent working capital (approximately $500,000) and satisfy closing costs (approximately $50,000). Approximately $700,000 will be reserved for future acquisitions. Maturity date is March 31, 2023. The variable interest rate will be West Bank's prime interest rate plus 1.5% adjusted daily. Monthly principal and interest payments will be amortized over 20 years, at which time the loan will mature. A one-time origination fee of 1% was also required. Collateral for Facility #2 is primarily real estate with a second position on assets of Facility #1. The USDA subordinates collateral rights in all assets other than real estate in an amount equal to West Bank's other credit commitments.

J. Ward McConnell, Jr. was required to personally guarantee Facility #1 and Facility #2 on an unlimited and unconditional basis. The guarantee of Facility #2 shall then be reduced after the first three years to a percentage representing his ownership of the Company. Mr. McConnell's guarantee shall be removed from Facility #2 in the event that his ownership interest in the Company is reduced to a level less than 20% after the first three years of the loan. The Company will compensate Mr. McConnell for his personal guarantee at an annual percentage rate of 2% of the outstanding balance to be paid monthly.

Other terms and conditions are providing monthly internally prepared financial reports including accounts receivable aging schedules and borrowing base certificates and year-end audited financial statements. The borrowing bases shall limit advances from Facility #1 to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and 50% of work-in-process inventory plus 40% of appraisal value of machinery and equipment. Covenants include debt service coverage ratio, debt/tangible net worth ratio, current ratio, limit capital expenditures, and maintain a minimum tangible net worth.

On April 25, 2003 the Company borrowed $2,000,000 against Facility #2. $1,528,775 was used to payoff UPS Capital with $110,000 being held in reserve for a letter of credit ($100,000) and any additional fees. The balance of $471,225 was used as working capital. As of May 31, 2003, the Company has not borrowed against Facility #1.

A summary of the Company's term debt is as follows:

                                          May 31,             November 30,
	                                     2003	                 2002
West Bank real estate loan payable in
monthly Installments of $17,776
including interest at Bank's prime
rate plus 1.5% (5.75%)                 $ 1,991,807	      $      -

Installment term debt payable in
monthly Installments of $23,700, plus
interest at four percent over the
bank's national money market rate
due on demand, secured	              $      -               $    605,371

State of Iowa Community Development
Block Grant promissory notes at zero
percent interest, maturity 2006,
with quarterly principal payments
of $11,111	                         $   144,444	       $   166,667

State of Iowa Community Development
Block Grant local participation
promissory notes at 4% interest,
Maturity 2006, with quarterly
payments of $7,007                   $    91,343	       $   105,461

Total term debt                      $ 2,227,594	       $   877,499
Less current portion of term debt    $   122,254	       $   356,669
Term debt, excluding current portion $ 2,105,340             $   520,830

6.	RELATED PARTY TRANSACTION

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

                                     Item 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

(a)  Liquidity and Capital Resources

The Company's main source of funds for the six months ended May 31, 2003 came by securing long-term financing (see footnote 5 of the notes to the condensed financial statements) and from receiving advance payments from customers on sugar beet equipment to be delivered in the third quarter.

These sources were offset by increases of the accounts receivable, other receivables and inventories. The increase in accounts receivable results from the sales of sugar beet equipment and parts stock orders in May 2003. Other receivables of $110,000 is monies held in reserve for a letter of credit that expired May 31, 2003 and additional fees associated with the UPS Capital payoff. Current production of sugar beet harvesters, the biggest single piece of equipment produced, and finished goods in stock, mainly grinder/mixers, defoliators and graders, are the reason for inventories increase.
Other offsets include the reduction of accounts payable.

The net cash from financing activities of $1,003,446 combined with the negative cash flow from operation of $99,021 had a net increase in cash of $904,425 for the six months ended May 31, 2003. The Company had no material commitments for capital expenditures.

On July 14, 2003 Art's-Way announced that it entered into an agreement to purchase OBECO Incorporated, a manufacturer of steel truck bodies located in Cherokee, Iowa. The agreement includes the purchase of real estate, all inventory, intellectual materials, machinery, tooling, fixtures and the company name. The name of the Company will change to Cherokee Truck Bodies, Incorporated, but the truck bodies will continue to be sold under the recognized name OBECO. The company will continue to be located in Cherokee, Iowa.

The United States Bankruptcy Court has approved the sale and the anticipated closing date for the acquisition is set for July 25, 2003. It is anticipated that this transaction will cost approximately $500,000.

This acquisition fits in with Art's-Way metal fabrication capability and provides diversification to its agricultural implement product offerings. We believe this action will facilitate growing the business and improving shareholder value.

(b) Results of Operations

Fiscal year 2003 second quarter and year to date net sales were 8% and 1%, respectively, higher than for the comparable periods one-year ago. The sales mix of Art's-Way products and OEM products shifted. OEM sales increased and Art's-Way brand sales decreased by 15% when comparing second quarter 2003 to 2002 and 11% for the year to date 2003 and 2002.

Gross profit, as a percent of sales, was 33% for the quarter ended May 31, 2003, as compared to 28% for the same period in 2002. Year to date through May 31, 2003, gross profit was 29% compared to 25% for the prior year. The increase of labor efficiency by 15 points and continued cost reduction programs has resulted in this increase.

Operating expenses were lower than last year. As a percent of sales, operating expenses were 20% and 24% for the three months ended May 31, 2003 and 2002, respectively. Year to date ended May 31, 2003 and 2002, operating expenses were 20% and 22%, respectively. Selling expenses increased by $21,502 for the quarter and $28,799 year to date compared to the same periods of the previous year. The Company has increased exposure of Art's-Way products both regionally and nationally through advertisement, direct mailing and trade shows. General and administrative expenses decreased $71,336 for the quarter and $127,534 year to date compared to the same periods of the previous year. The decrease is primarily due to changing the health insurance plan offered to the employees.

Other expenses decreased by $25,245 for the quarter and $75,901 year to date from the previous year. Reduction in bank borrowings combined with lower interest rates and reduced volume in our financed accounts receivable resulted in this reduction.

The order backlog as of May 31, 2003 is $2,798,000, compared to $2,994,000 one year ago. These orders primarily will be delivered in the third quarter of the current fiscal year. The current year backlog includes $1,232,000 in orders for beet equipment compared to $1,376,000 last year at this time. Potato harvester is $329,000 and OEM backlog is $284,000 to be shipped in the third quarter.

(c)	Critical Accounting Policies

The Company's critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of May 31, 2003 have remained unchanged from November 30, 2002. These policies involve revenue recognition, inventory valuation and income taxes. Disclosure of these critical accounting policies is incorporated by reference under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's Annual report on Form 10-K for the year ended November 30, 2002.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 24, 2003, the Company held an annual meeting of shareholders for the purpose of: (1) to elect seven (7) directors to serve until the next annual meeting of shareholders or until such time as their successors are elected and qualified; 2) to consider and vote upon a proposal to approve the 2001 Director Stock Option Plan; and 3) to consider and vote upon a proposal to ratify the appointment of McGladrey & Pullen, LLP as independent public accountants of the Company for the year ending November 30, 2003.

The following information is submitted:

(a) An annual meeting was held on April 24, 2003.

(b) The following directors were all of the nominees and were elected by the shareholders:
David R. Castle			George A. Cavanaugh, Jr.
James L. Koley			Douglas McClellan
J. Ward McConnell, Jr.		Marc H. McConnell
Thomas E. Buffamante

(c) The shareholders voted on a motion to approve the 2001 Directors Stock Option Plan.
Total number of shares authorized to vote: 1,938,176
Total number of shares voted in favor: 1,625,872
Total number of shares voted against: 33,906
Total number of abstentions: 14,721

(d) The shareholders voted on a motion to ratify the selection of McGladrey & Pullen, LLP as independent public accountants for the year ending November 30, 2003.
Total number of shares authorized to vote: 1,938,176
Total number of shares voted in favor: 1,668,350
Total number of shares voted against: 5,849
Total number of abstentions: 300

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.7 Long-term financing agreements, mortgage note and guarantee for both loans with West Bank
99.1	Certification of Financial Statements

(b) Reports on Form 8-K:
Long-term financing filed 5/2/03

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ART'S-WAY MANUFACTURING CO., INC.


Date:	April 14, 2003			By:	 /s/  John C. Breitung

						      John C. Breitung
					  President and Chief Executive Officer


Date:	April 14, 2003 			By:	/s/  Seth F. LaBore

			                             Seth F. LaBore
						     Finance Manager

	                       CERTIFICATIONS

I, John C. Breitung, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Art's-Way Manufacturing Co., Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:    July 14, 2003
								/s/  John C. Breitung

						   President and Chief Executive Officer

OM504759.1

	                           CERTIFICATIONS

I, Seth F. LaBore, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Art's-Way
Manufacturing Co., Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:    July 14, 2003
								/s/  Seth F. LaBore
                                                  Finance Manager
OM504760.1