Form 10-Q
period 2003-08-31
ARTS WAY MANUFACTURING CO INC
filed 2003-10-16
CIK 7623

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended August 31, 2003            Commission File No. 0-5131

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2). Yes __ No X

Number of common shares outstanding as of September 24, 2003:  1,938,176

                      ART'S-WAY MANUFACTURING CO., INC
                    CONSOLIDATED STATEMENTS OF OPERATIONS
					CONDENSED
                                             (Unaudited)

			     	  Three Months Ended	          Year to Date
			   August 31,       August 31,     August 31,    August 31,
			     2003	          2002	       2003	         2002

Net Sales	         $ 3,726,583    $ 3,226,991     $ 8,667,976    $ 8,121,504
Cost of goods sold     2,706,793      2,379,773 	6,211,881      6,062,166
Gross Profit           1,019,790        847,218       2,456,095      2,059,338

Operating Expenses
Engineering		        95,600         19,203         129,779         49,840
Selling		       219,263        186,594  	  499,497        438,030
General and
administrative           325,301        306,899       1,005,131      1,114,262
Total expenses		 640,164        512,696 	1,634,407      1,602,132

Income from operations   379,626        334,522         821,688        457,206

Other expenses
Interest expense          39,889        44,060           88,862        138,874
Other			        16,542 	    24,995           32,389         70,902
Total other expenses      56,431        69,055          121,251        209,776

Income before
 income taxes            323,195       265,467          700,437        247,430

Income tax expense         -	            -		    2,031           -

Net income           $   323,195   $   265,467       $  698,406     $  247,430

Net income per share
Basic	               $	  0.17      $     0.14       $     0.36     $     0.14
Diluted		   $    0.17      $     0.14       $     0.36	  $     0.14

Common shares and
equivalent
outstanding:
Basic			    1,938,176       1,938,176        1,938,176       1,765,330
Diluted		    1,954,279       1,943,186        1,950,712       1,767,955

See accompanying notes to financial statements.

                            ART'S-WAY MANUFACTURING CO., INC.
                                CONSOLIDATED BALANCE SHEET
                                        CONDENSED

                                          (Unaudited)
			 		             August 31,			November 30,
                                             2003			   2002
    ASSETS
Current Assets
Cash		                               $    402,913     	$    75,358
Accounts receivable-customers,
net of allowance for doubtful accounts
of $63,700 and $50,000 in August
and November, respectively		          1,275,250 		    592,945
Other Receivables			                   14,370 		       -
Inventories			                      3,910,248 	        3,576,707
Other current assets				      131,429 		     95,385
        Total current assets	                5,734,210 	        4,340,395

Property, plant and equipment, at cost       10,944,845            10,725,972
Less accumalated depreciation		          9,962,870             9,751,260
Net property, plant and equipment	            981,975               974,712

Inventories, noncurrent		                  430,509               430,509
Real Estate Loan Receivable                     165,725                  -
Other Assets                                    234,565               175,849
	Total Assets                         $  7,546,984          $  5,921,465


     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable to bank		           $       -               $    319,222
Current portion of long-term debt		     114,023 	          356,669
Accounts payable			                 429,698                523,492
Customer deposits			                  49,112 	          249,756
Accrued expenses			                 891,489                630,972
     Total current liabilities	         1,484,322              2,080,111

Long-term liabilities                         159,777                 187,204
Long-term debt, excluding current
portion	                                2,071,159                 520,830
     Total liabilities		              3,715,258               2,788,145

Stockholders' Equity
Common stock - $.01 par value.  Authorized
5,000,000 shares; issued 1,938,176 shares
in August and in November			    19,382 	                 19,382
Additional paid-in capital	             1,634,954                1,634,954
Retained earnings			             2,177,390 	              1,478,984
Total stockholders' equity	             3,831,726                3,133,320

   Total liabilities and
stockholders' equity                    $  7,546,984 	          $   5,921,465

See accompanying notes to financial statements.

                        ART'S-WAY MANUFACTURING CO., INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
			               CONDENSED
			                                     (Unaudited)
								  Nine  Months  Ended
								August 31,		August 31,
							        2003      	   2002
CASH FLOW FROM OPERATIONS:
Net income 			                 	     $  698,406 	     $  247,430
Adjustment to reconcile net income
to net cash provided by operating
activities:
Depreciation and amortization				  211,610           182,862
Changes in working capital components:
(Increase) decrease in:
Accounts receivable		                 	(682,305)           (81,410)
Other receivables		                         (14,370)              -
Inventories			                         (83,190)           581,448
Other current assets		                 	 (36,044)          (121,994)
Other		                                   	 (58,716)              -
Increase (decrease) in:
Accounts payable		                         (93,794)          (471,432)
Customer deposits		                        (200,644)           (21,488)
Accrued expenses		                         260,517            104,109
Net cash provided by (used in)
operating activities	                           1,470            419,525

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment     	(113,226)           (31,184)
Purchases of assets of Obeco, Inc.              (521,723)              -
   Net cash (used in) investing activities	(634,949)           (31,184)


CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from (payment of)
notes payable to bank                          2,538,789            (897,769)
Principal payments on term debt
and long-term liabilities                     (1,577,755)           (267,633)
Proceeds from issuance of common
stock from treasury                                -	                53,253
Proceeds from issuance of common
stock 		                                 -                 746,747
  Net cash provided by (used in)
financing activities     	                  961,034             (365,402)
Net increase in cash 			            327,555               22,939
Cash at beginning of period	                   75,358                4,375
Cash at end of period		               $  402,913         $     27,314

Supplemental disclosures of cash
flow information:
Cash paid during the year for:
		Interest			         $    88,862 	    $    138,874
		Income taxes			         2,031               4,032

See accompanying notes to financial statements.

                           ART'S-WAY MANUFACTURING CO., INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    CONDENSED

                                  (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Statement Presentation

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended November 30, 2002. The results of operations for the third quarter and year to date ended August 31, 2003 are not necessarily indicative of the results for the fiscal year ending November 30, 2003.

Acquisition

On July 14, 2003 Art's-Way announced that it entered into an agreement to purchase from bankruptcy the assets of Obeco Incorporated, a manufacturer of steel truck bodies located in Cherokee, Iowa. The agreement includes the purchase of a real estate loan, all inventory, intellectual materials, machinery, tooling, fixtures and the company name. Art's-Way formed a new subsidiary called Cherokee Truck Bodies, Incorporated. The truck bodies will continue to be sold under the recognized name OBECO. The company will continue to be located in Cherokee, Iowa.

The United States Bankruptcy Court approved the sale and the closing date for the acquisition was July 28, 2003. Operations of Cherokee Truck Bodies are included in the results of operations since that date. Total cost of acquisition includes all inventory, $250,351; machinery and equipment, $105,647; real estate loan, $165,725 for a total of $521,723. Securing long term financing allowed for the acquisition of Obeco.

2.  INCOME PER SHARE

Basic net income per common share is computed on the basis of weighted average number of common shares outstanding. Diluted net income per share has been computed on the basis of weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.

The difference in shares utilized in calculating basic and diluted net income per share represents the number of shares issued under the Company's stock option plans less shares assumed to be purchased with proceeds from the exercise of the stock options. The reconciling item between the shares used in the computation of basic and diluted earnings per share is 16,103; for the third quarter ended August 31,2003; 5,010 for the third quarter ended August 31, 2002; 12,536 for the year to date period ended August 31, 2003; and 2,625 for year to date period ended August 31, 2002 equivalent shares for the effect of dilutive stock options.

3.INVENTORIES

Major classes of inventory are:          August 31, 2003    November 30, 2002
Raw material	                        $   980,258          $ 1,065,166
Work-in-process                             1,375,587            1,209,007
Finished goods	                          1,984,912	           1,733,043
Total	                                    $ 4,340,757          $ 4,007,216
Less inventories classified as noncurrent     430,509              430,509
	          Inventories, current      $ 3,910,248          $ 3,576,707

4.  ACCRUED EXPENSES

Major components of accrued expenses are:	August 31, 2003 	November 30, 2002
Salaries, wages and commissions             $ 413,283	         $ 294,220
Accrued warranty expense                       97,111             60,232
Other	                                        381,095	           276,520
Total	                                      $ 891,489          $ 630,972


5.	LOAN AND CREDIT AGREEMENTS

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

On April 25, 2003 the Company borrowed $2,000,000 against Facility #2. $1,528,775 was used to payoff UPS Capital with $110,000 being held in reserve for a letter of credit ($100,000) and any additional fees. The balance of $471,225 was used as working capital. As of August 31, 2003, the Company has not borrowed against Facility #1.

 	A summary of the Company's term debt is as follows:

	                                                August 31,   November 30,
	                                                  2003            2002
West Bank real estate loan payable in monthly
Installments of $17,776 including interest at
Bank's prime rate plus 1.5% (5.50%)                 $ 1,967,590     $    -

Installment term debt payable in monthly
Installments of $23,700, plus interest at four
Percent over the bank's national money market rate
due on demand, secured                              $      -        $  605,371

State of Iowa Community Development Block Grant
 promissory notes at zero percent interest, maturity
2006, with quarterly principal payments of $11,111   $ 133,333      $  166,667

State of Iowa Community Development Block Grant
local participation promissory notes at 4% interest,
Maturity 2006, with quarterly payments of $7,007      $ 84,259      $  105,461

      Total term debt                              $ 2,185,182      $  877,499

Less current portion of term debt	                 $ 114,023      $  356,669

      Term debt, excluding current portion         $ 2,071,159      $  520,830

6.	RELATED PARTY TRANSACTION

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

On July 14, 2003 Art's-Way announced that it entered into an agreement to purchase from bankruptcy the assets of Obeco Incorporated, a manufacturer of steel truck bodies located in Cherokee, Iowa. The agreement includes the purchase of a real estate loan, all inventory, intellectual materials, machinery, tooling, fixtures and the company name. Art's-Way formed a new subsidiary called Cherokee Truck Bodies, Incorporated. The truck bodies will continue to be sold under the recognized name OBECO. The company will continue to be located in Cherokee, Iowa.

The United States Bankruptcy Court approved the sale and the closing date for the acquisition was July 28, 2003. Operations of Cherokee Truck Bodies are included in the results of operations since that date. Total cost of acquisition includes all inventory, $250,351; machinery and equipment, $105,647; real estate loan, $165,725 for a total of $521,723. Securing long term financing allowed for the acquisition of Obeco.

The Company's main source of funds for the nine months ended August 31, 2003 came by securing long-term financing (see footnote 5 of the notes to the consolidated financial statements) and net income.

These sources were offset by increases of the accounts receivable, other receivables, inventories and other assets. The increase in accounts receivable results from the sales of truck bodies, sugar beet equipment, potato harvesters, and parts stock orders prior to the quarter end and within the normal terms of the Company. Other offsets include the reduction of accounts payable and customer deposits. The Company's capital expenditures are the acquisition of Obeco assets listed above and equipment overhauls during the quarter.

(b)	Results of Operations

Fiscal year 2003 third quarter and year to date net sales were 15% and 7%, respectively, higher than for the comparable periods one-year ago. The increase in net sales for the third quarter and year to date resulted from the increase in sales of potato harvesters and Cherokee Truck Bodies sales of $153,646 in the third quarter.

Gross profit, as a percent of sales, was 27% for the quarter ended August 31, 2003, as compared to 26% for the same period in 2002. Year to date through August 31, 2003, gross profit was 28% compared to 25% for the prior year. Increased labor efficiency and continued cost reduction programs throughout the year have resulted in the increase.

As a percent of sales, operating expenses were 17% and 16%, respectively, for the three months ended August 31, 2003 and 2002. For the year to date period ended August 31, 2003 and 2002, operating expenses were 19% and 20%, respectively. Operating expenses for the quarter and year to date periods ended August 31, 2003 includes approximately $70,000 in research and development expenditures related to the development of a new sugar beet harvester. This machine is projected to increase productivity substantially as compared to current machines on the market. The Company anticipates that the prototype will have additional research and development expenditures in the fourth quarter and it will be ready in the fall of 2003 with production scheduled in 2004.

Other expenses continue to decrease for the quarter and for the year to date when compared to the same periods of the previous year.

Third quarter and nine months ended August 31, 2003 net income as a percent increased 22% and 182%, respectively, when compared to the same periods of the previous year.

The order backlog at August 31, 2003 was $955,000 compared to $1,354,000 one year ago. August 31, 2002 backlog included an OEM plow order that was shipped in the fourth quarter. This year the shipment was in the third quarter that was the primary reason for the decrease.

The Company reached a new exclusive licensing agrement with Case Corporation to produce and market moldboard plows and service parts. This will allow the Company to sell direct to dealers and should generate higher revenues in 2004. The previous arrangement generated $1,009,000 of OEM revenue in 2003.

(c)	Critical Accounting Policies

The Company's critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of August 31, 2003 have remained unchanged from November 30, 2002. These policies involve revenue recognition, inventory valuation and income taxes. Disclosure of these critical accounting policies is incorporated by reference under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's Annual report on Form 10-K for the year ended November 30, 2002.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.8	Agreement to purchase assets of Obeco, Inc. by Cherokee Truck
Bodies, Inc., a wholly owned subsidiary of Art's-Way Manufacturing Co., Inc. effective July 28, 2003.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002 made by  John C. Breitung, Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002 made by Seth F. LaBore, Finance Manager

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by John C. Breitung, Chief Executive Officer

32.2	Certification pursuant to 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 made by Seth F. LaBore, Finance Manager

(b)	Reports on Form 8-K:

Form 8-K filed 7/18/03, Item # 5, announcing OBECO agreement.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ART'S-WAY MANUFACTURING CO., INC.


	Date:	October 15, 2003	       By:	 /s/  John C. Breitung

                                            John C. Breitung
					 President and Chief Executive Officer


	Date:	October 15, 2003		By:	/s/  Seth F. LaBore

				                 	  Seth F. LaBore
					              Finance Manager

                                  Exhibit 31.1

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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


Date:    October 15, 2003
						/s/  John C. Breitung

						President and Chief Executive Officer


                                Exhibit 31.2

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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


Date:    October 15, 2003

								/s/  Seth F. LaBore
								Finance Manager



                                  Exhibit 32.1

                     CERTIFICATION OF FINANCIAL STATEMENTS

	Pursuant to 18 U.S.C. 63 1350, the President/Chief Executive Officer of Art's-Way Manufacturing Co., Inc. (the "Company"),hereby certify that this Form 10-Q and the financial statements thereto fullycomply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q and the financial statements thereto fairly present, in all material respects, the financial condition and results of operations of the Company.


By:        /s/    John C. Breitung

Name:             John C. Breitung
President and Chief Executive Officer
October 15, 2003


                                  Exhibit 32.2

                     CERTIFICATION OF FINANCIAL STATEMENTS

	Pursuant to 18 U.S.C. 63 1350, the Finance Manager of Art's-Way Manufacturing Co., Inc. (the "Company"), hereby certify that this Form 10-Q and the financial statements thereto fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-Q and the financial statements thereto fairly present, in all material respects, the financial condition and results of operations of the Company.


By:        /s/    Seth F. LaBore

Name:           Seth F. LaBore
                Finance Manager
October 15, 2003