Form 10-K
period 2003-11-30
ARTS WAY MANUFACTURING CO INC
filed 2004-03-01
CIK 7623

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON D.C.   20549

                                 FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the Fiscal Year Ended November 30, 2003
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

Aggregate market value of the voting stock held by non-affiliates of the Registrant on May 31, 2003, end of second fiscal quarter: $ 4,069,156

Number of common shares outstanding on February 3, 2004:  1,938,176


DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant's 2004 Annual Meeting of Stockholders to be filed within 120 days of November 30, 2003 are incorporated by reference into Part III.


                       Art's-Way Manufacturing Co., Inc.

                          Index to Annual Report
                              on Form 10-K

                                                               Page
Part I

Item 1 - Description of Business	                     3 thru 6

Item 2 - Properties	                                         5

Item 3 - Legal Proceedings	                                 6

Item 4 - Submission of Matters to a Vote of Security Holders     6

Part II

Item 5 - Market for the Registrant's Common Stock and Related
         Security Holder Matters                               	 7

Item 6 - Selected Financial Statement Data	                 8

Item 7 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations  	              8 thru 13

Item 7A Quantitative and Qualitative Disclosures About
        Market Risk                                     	13

Item 8 - Financial Statements and Supplemental Data	        13

Item 9 - Changes in and Disagreements with Accountants on	14
             Accounting and Financial Disclosure

Item 9A Controls and Procedures       	                        14

Part III

Item 10 - Directors and Executive Officers of the Registrant	15

Item 11 - Executive Compensation	                        15

Item 12 - Security Ownership of Certain Beneficial Owners and 	15
               Management

Item 13 - Certain Relationships and Related Transactions	15

Item 14 - Principal Accountant Fees and Services	        15

Part IV

Item 16 - Exhibits, Financial Statement Schedules          16 thru 17
          and Reports on Form 8-K


                               PART I

Item 1.   Description of Business

	(a)   General Development of Business

Art's-Way Manufacturing Co., Inc. (the "Company" or "Art's-Way") began operations as a farm equipment manufacturer in 1956. Its manufacturing plant is located in Armstrong, Iowa.

On July 28, 2003, the Company purchased the assets of Obeco, Inc.; a manufacturer of steel truck bodies located in Cherokee, Iowa and changed the name to Cherokee Truck Bodies, Inc. The purchase included all inventory, intellectual materials, machinery, tooling, fixtures and the company name. The Company also acquired the real estate loan.

On October 9, 2003, Art's-Way entered into an agreement with Case Corporation for an exclusive license to produce and market moldboard plows and service parts.

(b)  Recent Events

None

(c)   Financial Information About Industry Segments

In accordance with accounting principles generally accepted in the United States of America, Art's-Way has only one industry segment, metal fabrication.

(d)   Narrative Description of Business

The Company manufactures specialized farm machinery under its own and private labels and steel truck bodies under the label of Cherokee Truck Bodies.

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

Starting in fiscal 2004, the Company will manufacture moldboard plows under its own label as per a license agreement with Case Corporation. Prior to fiscal 2004, the moldboard plow was under a private label.

Private label manufacturing of farm equipment accounted for 24%, 26%, and 30% of total sales for the years ended November 30, 2003, 2002, and 2001, respectively.

Art's-Way labeled products are sold by farm equipment dealers throughout the United States. There is no contractual relationship with these dealers to distribute Art's-Way products, and dealers may sell a competitor's product line.

Automotive and other dealers throughout the United States sell Cherokee Truck Bodies labeled products.

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

Sales of truck bodies are usually not seasonal, but are affected by the cold months of winter when sales do decrease.

The Company has an OEM supplier agreement with Case New Holland, Inc. (CNH). Under the OEM agreement the Company has agreed to supply CNH's requirements for certain feed processing, tillage equipment, and service parts under CNH's label. The agreement has no minimum requirements and can be cancelled upon
certain conditions.   For the years ended November 30, 2003, 2002, and 2001,
sales to Case aggregated approximately 17%, 17%, and 20% of total sales, respectively.

The Company had sales to one major dealership of approximately $1,399,000 during fiscal year 2003, or approximately 12% of total sales. Accounts receivable from this customer are unsecured.

The feed processing products, including private labeled units, compete with similar products of many other manufacturers. There are estimated to be more than 15 competitors producing similar products, although total market statistics are not available. The Company's products are competitively priced with greater diversity than most competitor product lines. Beet harvesting equipment is manufactured by three companies that have a significant impact on the market. The Company's share of this market is estimated to be about 45%. Other products such as mowers, shredders, and grain drills are manufactured by approximately 20 other companies; however, the Company believes its products are competitively priced with above average quality and performance, in a market where price, product performance, and quality are principal elements.

Another important part of the Company's business is after market service parts that are available to keep its branded and OEM produced equipment operating to the satisfaction of the end user of the Company's products.

The backlog of orders on February 3, 2004 was approximately $2,212,000 compared to approximately $3,693,000 a year ago. The approximate order backlog for Art's-Way is $2,138,000 and Cherokee Truck Bodies is $74,000. The reduction in order backlog is primarily an issue of timing. The backlog of 2003 contained our OEM Blower dollars that were completed and invoiced by the end of January 2004. This represented $561,000 of backlog that was completed in January of 2004 verses February of 2003. The sugar beet harvester and defoliator early order program represents approximately $1,600,000 that will fall into our backlog in mid February 2004 that was represented in the February 2003 backlog.

The Company currently does no business with any local, state, or federal government agencies.

The Company is engaged in experimental work on a continual basis to improve the present products and create new products. Research costs for the current fiscal year were primarily expended on the continuing development of beet harvesting equipment and the grinder mixer. All research costs are expensed as incurred. Such costs include engineering and other expenses and approximated $417,000, $12,000, and $125,000 for the years ended November 30, 2003, 2002, and 2001, respectively. (See also note 1 to the Financial Statements).

The Company is subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of materials into the environment. Art's-Way is in the process of purchasing and installing a different paint system. This paint system will be located in a new location within the plant. The Company is obtaining permits that will allow it to change the paint system and remain in compliance with the laws and regulations.

During the year ended November 30, 2003, the Company had peak employment of 107 full-time and 12 part-time employees, of which 94 were factory and production employees, 2 were engineers and engineering draftsman, 13 were administrative employees, and 3 were in sales and sales management. Employee levels tended to fluctuate based upon the seasonality of the product line.

The Company's employees are not unionized. There has been no work stoppage in the Company's history and no stoppage is, or has been, threatened. The Company believes its relationship with its employees is good.

(e)   Financial Information about Foreign and Domestic Operation and Export
Sales

The Company has no foreign operations. Its export sales, primarily to Canada and Denmark, accounted for less than 1% of sales and less than 1% of operating income (loss) in the years ended November 30, 2003, 2002 and 2001.

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

Cherokee Truck Bodies is located in rented property on the northeast edge of Cherokee, Iowa on approximately 17 acres. The plant consists of one building, built in 1979-80, containing 42,000 square feet of production and 3,000 square feet of office space. Cherokee Truck Bodies holds the real estate mortgage on this property.

Item 3.  Legal Proceedings

The Company from time to time is a party to various legal actions arising in the normal course of business. The Company believes that there is no threatened or pending proceedings against the Company that if determined adversely, would have a material adverse effect on the business or financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

	Not Applicable.

                           PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

(a)   Price Range of Common Stock
                                  Per Common Stock Bid Prices by Quarter
                        	     Year ended	          Year ended
		                 November 30, 2003     November 30, 2002
	                           High	    Low	         High	  Low
	First Quarter	           3.980    2.700	 2.200	  1.620
	Second Quarter	           4.100    3.400	 3.450	  2.050
	Third Quarter              5.240    3.700   	 3.300	  2.250
	Fourth Quarter	           5.250    4.400	 4.970	  2.750

The Common Stock trades on The NASDAQ Small Cap Stock Market under the symbol ARTW. The range of closing bid prices shown above are as reported by the Small Cap NASDAQ. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

(b) Approximate Number of Equity Security Holders

	                    Approximate number of
  Title of Class	    Round Lot Shareholders as of February 6, 2004
Common Stock, $.01
Par Value                                      404

(c)   Dividend Policy

Holders of Common Stock of the Company are entitled to a pro rata share of
any dividends as may be	declared, from time to time, from funds available
and to share pro rata in any such distributions available for holders of Common Stock upon liquidation of the Company. The Company has not paid a dividend during the past five years, and future dividend payments are restricted by its loan covenants.

(d) Equity Compensation Plan Information

        Number of securities     Weighted-average      Number of securities
        to be issued upon        exercise price of     remaining available
        exercise of outstanding  Outstanding options,  for future issuance
        options, warrants        Warrants and rights   under equity
        and rights                                     compensation plans
                                                       (excluding securities
                                                       reflected in
                                                       columns (a))
Plan Category

Equity compensation (a)                  (b)                   (c)
plans approved by
security holders    45,000	         $2.736               20,000
Equity compensation
plans not approved
by security holders   -                                          -
Total	            45,000		                      20,000

Item 6.  Selected Financial Statement Data

The following tables set forth certain information concerning the Statements of Operations and Balance Sheets of the Company and should be read in conjunction with the Financial Statements and the notes thereto appearing elsewhere in this Report.

(a) Selected Statement of Operations Data (In Thousands of Dollars, Except Per Share Amounts)

                    Year       Year         Year          Year        Year
                    Ended      Ended        Ended         Ended       Ended
                   November   November    November        November   November
                   30, 2003   30, 2002    30, 2001       30, 2000    30, 1999
Net Sales	   $11,411    $10,900	  $  10,891	$  14,229    $ 17,227
Net Income (Loss)  $ 1,664    $   569	  $ (2,382)	$  (2,166)   $   (630)
Net Income (Loss)
Per Share
Basic	          $    .86    $   .31	  $  (1.86)	$   (1.72)   $   (.50)
Diluted 	  $    .85    $   .31     $  (1.86)	$   (1.72)   $   (.50)
Common Shares
and Equivalents
Outstanding:
Basic	          1,938,176  1,808,423	  1,279,613	1,256,351    1,248,456
Diluted           1,954,408  1,811,439    1,279,613	1,256,351    1,248,456

(a) Selected Balance Sheet Data (In Thousands of Dollars, Except Per Share Amounts)


                       November  November   November   November    November
                       30, 2003  30, 2002   30, 2001   30, 2000    30, 1999
Total Assets	        $7,962	  $5,921     $ 6,755   $10,707     $15,078
Current Liabilities	$1,018	  $2,080     $ 4,719   $ 6,308	   $ 8,438
Long-Term Debt  	$1,972	  $  521     $   272   $   345     $   420
Total Debt
Current and Long-Term	$2,150	  $1,197     $ 3,308   $ 4,252	   $ 5,709
Other Long-Term
Obligations           	$  175	  $  187         -         -	       -
Dividends Per Share	$  .00    $  .00     $   .00	$  .00	   $   .00



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

(a) and (b) Liquidity and Capital Resources

Twelve months ended November 30, 2003

The Company's main sources of funds were obtained from long-term financing and improved profitability. Funds from long-term financing were used to payoff existing debt, with the balance used towards working capital.

The positive cash flow from operations were used for the acquisition of the assets of Obeco, Inc. and its real estate loan. Capital expenditures for the year ended November 30, 2003 were $218,000.

Twelve months ended November 30, 2002

The Company's main source of funds was from the $800,000 sale of stock, along with the reduction in accounts receivable and inventory. The reduction in accounts receivable can be attributed to the increased effort and efficiency of the Company's collection practices. The reduction in inventories resulted from building products to sold orders and the Company's concentrated efforts to reduce inventory levels.

The positive cash flow from operations of $1,525,000 and $586,000 from sale of stock were primarily used to reduce bank loans by $2,111,000. Capital expenditures for the year ended November 30, 2002 were $142,000.

Twelve months ended November 30, 2001

The Company's main source of funds was from a reduction in accounts receivable and inventories. The reduction in accounts receivable resulted primarily from the lower sales volume. The reduction in inventories resulted from a combination of lower production activity necessitated by lower volume and an inventory writedown following an auction conducted in November 2001 to sell excess and obsolete inventory.

The positive cash flow from operations was used in part to reduce bank loans
by $944,000.  Capital 	expenditures for the year ended November 30, 2001
were $59,000.

Capital Resources

On April 25, 2003 the Company obtained long-term financing through West Bank. Credit facilities consist of two loan agreements totaling $5,500,000. Facility #1 is a revolving line of credit for $2,500,000 with advances funding the working capital, letter of credit and corporate credit card needs that matures on February 28, 2004. On February 17, 2004 the revolving line of credit was renewed and matures on February 28, 2005. The interest rate is West Bank's prime interest rate plus 1%, adjusted daily. Monthly interest only payments are required and the unpaid principal is due on the maturity date. In addition, an annual fee of $12,500 is paid for the use of this credit facility. Collateral consists of a first position on assets owned by the Company including, but not limited to inventories, accounts receivable, machinery and equipment. As of November 30, 2003, the Company has not borrowed against Facility #1.

Facility #2 is long-term financing for up to $3,000,000 that is supported by a guarantee issued by the United States Department of Agriculture (USDA) for 75% of the loan amount outstanding. The loan refinanced existing debt to UPS Capital (approximately $1,500,000), finance equipment (approximately $250,000), provide permanent working capital (approximately $500,000) and satisfy closing costs (approximately $50,000). Approximately $700,000 will be reserved for future acquisitions. Maturity date is March 31, 2023. The variable interest rate is West Bank's prime interest rate plus 1.5%, adjusted daily. Monthly principal and interest payments are amortized over 20 years, at which time the loan matures. Collateral for Facility #2 is primarily real estate with a second position on assets of Facility #1. The USDA subordinates collateral rights in all assets other than real estate in an amount equal to West Bank's other credit commitments.

J. Ward McConnell, Jr. was required to personally guarantee Facility #1 and Facility #2 on an unlimited and unconditional basis. The guarantee of Facility #2 shall be reduced after the first three years to a percentage representing his ownership of the Company. Mr. McConnell's guarantee shall be removed from Facility #2 in the event that his ownership interest in the Company is reduced to a level less than 20% after the first three years of the loan. The Company compensates Mr. McConnell for his personal guarantee at an annual percentage rate of 2% of the outstanding balance to be paid monthly. Guarantee fee payments to Mr. McConnell were approximately $26,000, none and none for the years ended November 30, 2003, 2002, and 2001, respectively.

Other terms and conditions include providing monthly internally prepared financial reports including accounts receivable aging schedules and borrowing base certificates and year-end audited financial statements. The borrowing bases shall limit advances from Facility #1 to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and 50% of work-in-process inventory plus 40% of appraisal value of machinery and equipment. Covenants include, but are not limited to, restrictions on debt service coverage ratio, debt/tangible net worth ratio, current ratio, limit capital expenditures, and tangible net worth. During the year ended November 30, 2003, the Company violated certain debt covenants that were waived.

On April 25, 2003 the Company borrowed $2,000,000 against Facility #2. $1,528,775 was used to payoff UPS Capital with $110,000 being held in reserve for a letter of credit ($100,000) and any additional fees. The balance of $471,225 was used as working capital.

The Company's current ratio and its working capital are as shown in the following table:

		  November 30, 2003    November 30, 2002    November 30, 2001
Current Assets 	     $5,565,838	           $4,340,395          $5,295,583
Current Liabilities   1,018,055	            2,080,111	        4,718,551
Working Capital      $4,547,783	           $2,260,284	       $  577,032

Current Ratio	         5.5	               2.1                  1.1

(c) Results of Operations

Twelve months ended November 30, 2003 compared to the twelve months ended November 30, 2002

Art's-Way's revenue of $10,940,000 for 2003 combined with Cherokee Truck Bodies revenue of $471,000 for the 4 months of operation during 2003 increased revenue by 4.7% when compared to $10,900,000 for 2002. Art's-Way's branded products increased by $160,000 while OEM sales decreased by $120,000. The farm economy still remained weak during 2003. The sales of feed processing equipment and land maintenance equipment are down 17% and 14%, respectively. However, sugar beet and potato harvesting equipment are up 23%. Mowers, stalk shredders and grain drill equipment demand is higher than a year ago and replacement parts sales remain strong. Gross profit, as a percent of sales was 30% for 2003 compared to 25% for 2002. The agricultural markets we serve are generally forecasted to remain depressed in 2004, yet we anticipate that our sales and profits for 2004 will generally equal the sales and profit numbers demonstrated for 2003. The sales and profits from our acquisition of Cherokee Truck Bodies will modestly improve our total sales and profit performance for 2004.

Operating expenses in 2003 increased $366,000 from 2002. As a percent of sales, operating expenses were 19% and 18%, respectively, when comparing 2003 and 2002. The Company put into the field new prototype sugar beet harvesters with the introduction of the industry's first 12 row harvesting capability. The Company also invested in a major revision to the grinder mixer product offering by increasing capacity and reducing the feed batch cycle time by 50%. The increase of engineering expenses for 2003 of $306,000 compared to 2002 allows the Company new product offerings for 2004 and continued improvements in revenue and earnings. Selling expenses also increased $134,000 for 2003 from 2002. The company has attended many more farm and industry trade shows during the year to regain visibility of Art's-Way branded products. The Company has increased the sales force for both Art's-Way and Cherokee Truck Bodies. The added sales force will represent new regions and increased sales. General and administrative expenses decreased by $74,000 due to cost reduction programs.

The Company experienced a 22% decline in interest and other expenses in 2003 compared to 2002. By completing a long-term financing package in early 2003 with West Bank, the Company has been able to decrease payments combined with lower interest rates. The new loan agreement along with the USDA guarantee allowed a secured position for West Bank and the Company to be in compliance.

Income before income tax was $290,000 higher than 2002 representing a 51% increase. The recording of a deferred tax benefit resulted in a total tax benefit for 2003 of $801,000, raising net income to $1,644,000.

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

Gross profit, as a percent of sales was 25% for 2002 compared to 5% for 2001. As is shown on the statement of operations for 2001, the Company experienced losses from disposition of excess and obsolete inventory of $1,082,000 and an asset impairment writedown on tooling related to product lines that have been abandoned of $547,000. The gross profit, as a percent of sales for 2001 would have been 19%, had these two losses not occurred. Further cost cutting programs increased gross profit by $639,000 for 2002 as compared to 2001.

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

Utilization of Deferred Tax Assets

The Company had established a deferred tax asset valuation allowance of approximately $1,913,000 at November 30, 2002, due to the uncertainty of realizing its deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At year end November 30, 2003, the Company reduced the deferred tax assets valuation allowance by $818,000 because management believes it is more likely than not that this portion will be realized as a quarter and year end adjustment.

For tax purposes, the Company has available at November 30, 2003, net operating loss carryforwards of approximately $2,600,000 which will begin to expire in the year 2013. The Company also has approximately $118,000 of research and development credits and $42,000 of state tax credits which begin to expire in the years 2007 and 2008, respectively.

(d)  Critical Accounting Policies

The Company has identified the following accounting policies as critical to their operations.

Revenue Recognition - Revenue from sales of products is recognized when risk of ownership and title pass to the buyer.

Inventory Valuation - Inventories are stated at the lower of cost or market, and cost is determined using the first-in, first-out (FIFO) method. Management monitors the carrying value of inventories using inventory control and review processes that include, but are not limited to, sales forecast review, inventory status reports, and inventory reduction programs. The Company records inventory writedowns to market based on expected usage information for raw materials and historical selling trends for finished goods. Writedowns of inventory create a new cost basis. Additional writedowns may be necessary if the assumptions made by management do not occur. The Company has classified inventories not expected to be consumed in its manufacturing process or its parts fulfillment business within the Company's normal operating cycle as a non-current asset in the accompanying balance sheets.

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is entirely dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk primarily from changes in interest rates associated with the variable rates on its debt and its accounts receivable financing.

Item 8.  Financial Statements and Supplemental Data

Selected Quarterly Financial Data
(Unaudited) (all figures in thousands of dollars except per share amounts)

Quarter ending		        Feb 28     May 31     Aug 31 	Nov 30
2003
Revenues		        $2,509	    2,433      3,726	 2,743
Gross Profit			   638	      798      1,020	   920
Income from Operations		   139	      303        379	   220
Interest and Other Expense	    24	       41         56        57
Income before Taxes		   115	      262        323	   163
Income Tax Expense (Benefit)         2         -          -       (803)
Net Income 			   113	      262	 323	   966
Income per Share	       $  0.06	     0.14	0.17	  0.50

2002
Revenues		       $ 2,642      2,253	3,227    2,778
Gross Profit			   571	      642         847	   710
Income from Operations		    26	       96         335	   345
Interest and Other Expense	    75	       66          69	    19
Income (Loss) before Taxes	   (49)	       30         265	   327
Income Tax Expense                  -          -           -         4
Net Income (Loss) 		   (49)	       30	  265	   323
Income (Loss) per Share	       $ (0.03)	     0.02	 0.14	  0.18

2001
Revenues		       $ 2,990	     2,410       2,615   2,876
Gross Profit (Loss)		   474	       637	   513	(1,130)
Income (Loss) from Operations	 (112)	        84	    11	(1,898)
Interest and Other (Income)
Expense	                          175	       128	   113	   (14)
Loss before Taxes		 (287)	       (44)	  (102)	(1,884)
Income Tax Expense		   -   	        -  	     -      65
Net Loss 			 (287)	       (44)	  (102)	(1,949)
Loss per Share		      $ (0.23)	     (0.04)	 (0.08)	 (1.50)

The information appearing on pages F1 through F19 is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 5, 2003, Art's-Way Manufacturing Co., Inc dismissed KPMG LLP ("KPMG") as the Company's principal accountants and engaged McGladrey & Pullen, LLP as the principal accountants. The decision to change principal accountants was recommended by the Audit Committee and approved by the Board of Directors.

In connection with the audits of the two fiscal years ended November 30, 2002, and 2001, and the subsequent interim period through March 5, 2003, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or an auditing scope or procedure, which disagreement, if not resolved to KPMG's satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement in connection with its reports.

The audit reports of KPMG on the financial statements of the Company as of and for the years ended November 30, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to audit scope or accounting principles.

On March 5, 2003 the Company engaged McGladrey & Pullen, LLP as the Company's new principal accountants for the fiscal year 2003. The Registrant did not consult with McGladrey & Pullen LLP regarding any matters prior to its engagement.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures
(as defined in Exchange Act Rule240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial
Officer has concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Security Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                 PART III

Item 10.   Directors and Executive Officers

The information required by Item 10 is incorporated by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after November 30, 2003 and is included as Exhibit 99.1 hereto and incorporated herein by this reference.

The Company does not have an audit committee financial expert serving on its Audit Committee. The Board of Directors believes that, at this time, the three members of the Audit Committee collectively have all of the attributes of a financial expert as set forth in Item 401(h) to Regulation S-K except experience in preparing and auditing financial statements. The Board of Directors believes that the experience and financial attributes possessed by the existing Audit Committee Members is sufficient to fulfill all of the requirements and duties set forth in the Audit Committee Charter. The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller. The Code of Ethics is contained as Exhibit 14 referenced in Item 15 of this Form 10-K.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after November 30, 2003 and is included as Exhibit 99.1 hereto and incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after November 30, 2003 and is included as Exhibit 99.1 hereto and incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after November 30, 2003 and is included as Exhibit 99.1 hereto and incorporated herein by this reference.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after November 30, 2003 and is included as Exhibit 99.1 hereto and incorporated herein by this reference.

                           PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K:

(a)   Index to Financial Statements and Schedules

See index to financial statements and supporting schedules on page F-1.

(b)   Reports on Form 8-K

No current Reports on Form 8-K have been filed during the last fiscal quarter of the period covered by this Report.

(c)   Index to Exhibits

Any exhibits filed with the Securities and Exchange Commission will be supplied upon written request to John C. Breitung, President, Art's-Way Manufacturing Co., Inc., Highway 9 West, Armstrong, Iowa 50514. A charge will be made to cover copying costs. See Exhibit Index below.

Exhibits Required to be Filed

Number	Exhibit Description

2	Agreement and Plan of Merger for Reincorporation of Company in
        Delaware. Incorporated by reference to Exhibit 2 of Annual Report on Form 10-K for the year ended May 27, 1989.
3	Certificate of Incorporation and By-laws for Art's-Way Manufacturing
        Co., Inc.  Incorporated by reference to Exhibit 3 of Annual Report on
         Form 10-K for the year ended May 27, 1989.
10	Incorporated by reference are the Material Contracts filed as Exhibit
        10 of the Annual Report on Form 10-K for the fiscal year ended May 30, 1981.
10.1	Art's-Way Manufacturing Co., Inc. 401 (k) Savings Plan.  Incorporated
        by reference to Exhibit 28 (a) to the Art's-Way Manufacturing Co.,
        Inc.  Registration Statement on Form S-8 filed on October 23, 1992.
10.2	Art's-Way Manufacturing Co., Inc. Employee Stock Option Plan (1991).
        Incorporated by reference to Exhibit "A" to Proxy Statement for Annual Meeting of Stockholders held on October 15, 1991.
10.3.1	Art's-Way Manufacturing Co., Inc. Director Stock Option Plan (2001).
        Incorporated by reference as Exhibit 10.3.1 of the Annual Report on Form 10-K for the fiscal year ended November 30, 2002.
10.4	Asset Purchase Agreement between the Company and J. Ward McConnell,
        Jr., and Logan Harvesters, Inc. Incorporated by reference to Current Report on Form 8-K dated September 6, 1996.
10.5	Agreement dated February 12, 2002 between the Company and J. Ward
        McConnell, Jr., purchase of 640,000 shares of common stock. Incorporated by reference to Current Report on Form 8-K filed February 22, 2002.
10.6	Forbearance Agreement and Fifteenth Amendment to Loan and Security
        Agreement dated January 31, 2003 between the Company and UPS Capital Corporation. Incorporated by reference to Current Report on Form 10-Q filed on April 14, 2003.
10.7	Long-term Financing Agreement dated April 25, 2003 between the Company and West Des Moines State Bank. Incorporated by reference to Current Report on Form 10-Q filed on July 15, 2003.
10.8	Asset Purchase Agreement between the Company and Obeco Truck Body, Inc.
        Incorporated by reference to Current report on Form 10-Q filed on October 16, 2003.
14      Code of Ethics
23.1    Consent of McGladrey & Pullen, LLP
23.2    Consent of KPMG LLP
31.1 Certification of Chief Executive Officer under the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer under the Section 302 of the Sabanes-Oxley Act of 2002.
32.1 Certification of Chief Executive Officer under the Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Chief Financial Officer under the Section 906 of the Sabanes-Oxley Act of 2002.
99.1 Proxy Statement for 2004 Annual Meeting to be filed on or before 12 days after November 30, 2003.


                       INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Art's-Way Manufacturing Co., Inc.
Armstrong, Iowa

We have audited the accompanying consolidated balance sheet of Art's-Way Manufacturing Co., Inc. and subsidiary as of November 30, 2003, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Art's-Way Manufacturing Co., Inc. and subsidiary as of November 30, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                    /s/ McGladrey & Pullen LLP
Des Moines, Iowa
January 9, 2004

                  INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Art's-Way Manufacturing Co., Inc.

We have audited the accompanying balance sheet of Art's-Way Manufacturing Co., Inc. (the Company) as of November 30, 2002, and the related statements of operations, stockholders's equity, and cash flows for the years ended November 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit inclues examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2002, and the results of its operations and its cash flows for the years ended November 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

                                     /s/  KPMG LLP

January 8, 2003, except as
to note 7, which is
as of February 25, 2003
Omaha, Nebraska

                       ART'S-WAY MANUFACTURING CO., INC.

                             Table of Contents
								Page
Statements of Operations -
    Years ended November 30, 2003, 2002, and 2001                F-3

Balance Sheets -
     November 30, 2003 and 2002 				 F-4

Statements of Stockholders' Equity -
     Years ended November 30, 2003, 2002, and 2001               F-5

Statements of Cash Flows -
     Years ended November 30, 2003, 2002, and 2001               F-6

Notes to Financial Statements -
     Years ended November 30, 2003, 2002, and 2001           F-7 - F-19

                    ART'S-WAY MANUFACTURING CO., INC.
                  Consolidated Statements of Operations
        Years ended November 30, 2003, 2002, and 2001
			       2003                2002	         2001
Net Sales                  $ 11,411,376        $10,899,822     $10,891,398
Cost of goods sold, excluding
items below                   8,035,414         8,130,059        8,768,76
Loss on inventory disposition     -                  -           1,082,441
Asset Impairment writedown        -	            -              546,523
Total cost of goods sold      8,035,414          8,130,059      10,397,640
Gross profit                  3,375,962          2,769,763         493,758
Expenses:
Engineering                     310,715              4,283         208,378
Selling                         686,148            552,107        529,225
General and administrative    1,337,662          1,411,539        1,670,987
Total expenses                2,334,525          1,967,929        2,408,590
Income (loss) from operations 1,041,437            801,834      (1,914,832)
Other income (expense):
Interest expense              (156,113)           (170,260)        (411,101)
Other                          (22,119)            (58,439)           9,208
Total other expense(          (178,232)           (228,699)        (401,893)
Income (loss) before income
taxes                          863,205             573,135        (2,316,725)
Income tax expense (benefit)  (800,643)              4,032            65,176
Net income (loss)          $ 1,663,848          $  569,103       $(2,381,901)
Net income (loss) per share:
Basic                      $     0.86           $     0.31       $    (1.86)
Diluted                          0.85                 0.31            (1.86)

See accompanying notes to consolidated financial statements.

                          Consolidated Balance Sheets
                          November 30, 2003 and 2002
Assets					    2003		2002
Current assets:
Cash                                    $   800,052        $    75,358
Accounts receivable-customers,
net of allowance for doubtful
accounts of $39,250 and $50,000
in 2003 and 2002,respectively,              885,890            592,945
Inventories, net                          3,446,711          3,576,707
Deferred taxes                              283,000               -
Other current assets                        150,185             95,385
Total assets                            $ 7,961,831          4,340,395
Property, plant, and equipment, net       1,018,910            974,712
Inventories, noncurrent                     483,432            430,509
Real estate loan receivable                 165,725               -
Deferred taxes                              535,000               -
Other assets                                192,932            175,849
Total assets                            $ 7,961,837       $  5,921,465
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable to bank                   $     -           $	319,222
Current protion of term debt               178,508              356,669
Accounts payable                            83,874              523,492
Customer deposits                           53,556              249,756
Accrued expenses                           702,117              630,972
Total current liabilities                1,018,055            2,080,111
Long-term liabilities                      174,766              187,204
Term debt, excluding current portion     1,971,848              520,830
Total liabilities			 3,164,669            2,788,145
Stockholders' equity:
Common stock - $0.01 par value.
Authorized 5,000,000 shares;
issued 1,938,176 shares in 2003
and 2002                                    19,382               19,382
Additional paid-in capital               1,634,954            1,634,954
Retained earnings                        3,142,832            1,478,984
Total stockholders' equity               4,797,168            3,133,320
Total liabilities and
stockholders' equity                   $ 7,961,837          $ 5,921,465
See accompanying notes to consolidated financial statements.


                      ART"S-WAY MANUFACTURING CO., INC.
               Consolidated Statements of Stockholders' Equity
                  Years ended November 30, 2003, 2002, and 2001
				     Additional
		  Number of  Stated/   paid-in   Retained   Treasury
		    shares   par value  capital  earnings    stock	Total
Balance,
November 30, 2000

            1,256,351   $13,408  $1,559,037 $3,291,782  $(809,814) $ 4,054,413
Net loss        -          -          -     (2,381,901)	     -      (2,381,901)
Shares reissued
from treasury  41,825      -      (309,426)      -        401,131       91,705
Balance,
November 30,
2001        1,298,176   13,408    1,249,611    909,881   (408,683)   1,764,217
Net income      -         -           -        569,103       -         569,103
Shares issued
from common
stock        597,398     5,974      740,774       -          -         746,748
Shares reissued
from treasury 42,602      -        (355,431)      -       408,683       53,252
Balance,
November 30,
2002      1,938,176     19,382    1,634,954   1,478,984      -       3,133,320
Net income    -           -           -       1,663,848      -       1,663,848
Balance,
November 30,
2003      1,938,176    $19,382   $1,634,954 $3,142,832    $  -	    $4,797,168
See accompanying notes to consolidated financial statements.


                       ART'S-WAY MANUFACTURING CO., INC.
                      Consolidated Statements of Cash Flows
                   Years ended November 30, 2003, 2002, and 2001
                                           2003          2002	    2001
Cash flows from operations:
Net income (loss)                      $1,663,848    $  569,103  $(2,381,901)
Adjustments to reconcile net
 income (loss) to net cash
 provided by operating activities:
  (Gain) on sale of property, plant,
  and equipment                             -              -	      (1,308)
  Depreciation and amortization         278,962         251,913       453,603
  Asset impairment writedown               -               -          546,523
  Deferred income taxes                (818,000)           -           62,900
  Changes in assets and liabilities,
   net of Obeco acquisition:
  (Increase) decrease in:
   Accounts receivable                 (292,945)        329,223       409,140
   Inventories                          327,424         682,792      2,494,316
   Other current assets                 (54,800)	(41,228)        36,512
   Other, net                           (29,521)         11,355           -
   Increase (decrease) in:
   Accounts payable                    (439,618)       (460,560)      (302,591)
   Customer deposits                   (196,200)        185,307        (62,747)
   Accrued expenses                      71,145          (3,334)      (353,030)
     Net cash provided by operating
      activities                        510,295        1,524,571       901,417
Cash flows from investing activities:
  Purchases of property, plant,
  and equipment                        (217,513)        (142,232)      (58,534)
  Purchase of assets of Obeco, Inc.    (355,998)            -	          -
  Purchase of real estate loan         (165,725)            -	          -
  Proceeds from sale of property,
  plant, and equipment                     -                - 	         9,150
   Net cash (used in) investing
   activities                          (739,236)       (142,232)       (49,384)
Cash flows from financing activities:
  Payments of notes payable to bank    (319,222)     (1,754,482)      (478,479)
  Principal payments on term debt
    and long-term liabilities         (727,143)        (356,874)      (465,259)
  Proceeds from term debt            2,000,000             -	          -
  Proceeds from issuance of
  common stock                            -             800,000         91,705
    Net cash provided by (used in)
     financing activities               953,635       (1,311,356)     (852,033)
    Net increase in cash                724,694           70,983          -
Cash at beginning of period              75,358            4,375         4,375
Cash at end of period                $  800,052      $    75,358    $    4,375

Supplemental disclosures of
 cash flow information:
Cash paid during the period for:
    Interest                         $  136,568      $   170,260    $  411,101
    Income taxes                          5,841            4,032         2,276

Supplemental disclosures of
  noncash investment and
  financing activities:
    Obeco acquisition:
    Inventories                      $  250,351      $      -       $     -
    Property, plant and equipment       105,647             -             -
                                     $  355,998      $      -       $     -
See accompanying notes to consolidated financial statements.

(1)	Summary of Significant Accounting Policies

(a)     Nature of Business

Art's Way Manufacturing Co., Inc. and subsidiary (the Company) are primarily engaged in the fabrication and sale of metal products in the agricultural sector of the United States economy. Major product offerings include animal feed processing equipment, sugar beet and potato harvesting equipment, land maintenance equipment, finished mowing and crop shredding equipment, seed planting equipment and truck bodies. A significant part of the Company's business is supplying tillage, hay blowers, and finish mowers to several original equipment manufacturers (OEMs). Another important part of the Company's business is after market service parts that are available to keep its branded and OEM produced equipment operating to the satisfaction of the end user of the Company's products.

(b)     Principles of Consolidation

The consolidated financial statements include the accounts of Art's-Way Manufacturing Co., Inc. and its wholly-owned subsidiary, Cherokee Truck Bodies, Inc., which was formed during the year ended November 30, 2003. All material intercompany accounts and transactions are eliminated in consolidation.

(c)     Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written-off when deemed uncollectible. Recoveries of accounts receivable previously written-off are recorded when received. Accounts receivable are considered past due 60 days past invoice date.

(d)     Inventories

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

(e)	Auction Sale of Inventory

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

(f)	Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Depreciation of plant and equipment is provided using the straight-line method, based on the estimated useful lives of the assets which range from three to thirty-three years.

(g)	Impairment of Long-lived Assets Statement of Financial Accounting

Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, requires the review of long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. As of November 30, 2001, the Company determined the carrying costs of certain fixed asset tooling items were not recoverable because the Company had decided that it will no longer manufacture the products that this tooling was being used to produce. The impairment loss of $546,523 is included in cost of goods sold. As of November 30, 2003 and 2002, the Company determined that no additional impairments have occurred relating to the Company's long-lived assets.

(h)	Income Taxes

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

(i) Revenue Recognition

Revenue from sales of products is recognized when risk of ownership and title pass to the buyer.

(j)	Research and Development

Research and development costs are expensed when incurred. Such costs approximated $417,000, $12,000, and $125,000 for the years ended November 30,
2003, 2002, and 2001, respectively. (k)	Income (Loss) Per Share Basic net
income (loss) per common share has been computed on the basis of the weighted average number of common shares outstanding. Diluted net income (loss) per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options. Basic and diluted earnings per common share have been computed based on the following as of November 30, 2003, 2002 and 2001:

(k)	Income (Loss) Per Share

Basic net income (loss) per common share has been computed on the basis of the weighted average number of common shares outstanding. Diluted net income (loss) per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options. Basic and diluted earnings per common share have been computed based on the following as of November 30, 2003, 2002 and 2001:

                                    2003           2002	        2001

Basic:
Numerator, net income (loss)  	$1,663,848     $  569,103   $(2,381,901)

Denominator, average
number of common
shares	outstanding	         1,938,176      1,808,423     1,279,613

Basic income (loss)
per common share	        $     0.86     $     0.31   $     (1.86)

Diluted:
Numerator,net income (loss)     $1,663,848     $ 569,103    $(2,381,901)

Denominator:
Average number of common
shares outstanding               1,938,176     1,808,423      1,279,613
Effect of dilutive
convertible preferred               16,232         3,016          -
Average number of common
shares outstanding used	to
calculate diluted
earnings per common share        1,954,408     1,811,439      1,279,613

Diluted income (loss) per
common share	               $      0.85    $     0.31    $     (1.86)

(l)	Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities

The Company has entered into agreements whereby it can sell accounts receivable to financial institutions. The agreement provides for the Company to pay monthly interest on the face amount of each invoice at an average rate of 3.375% over the prime rate (7.375% at November 30, 2003 and 7.00% at November 30, 2002) from the date of the invoice for 180 days, or the date of customer payment, whichever occurs first. The buyer is responsible for servicing the receivables, and has recourse to the Company for receivables outstanding greater than 180 days. The sale of the receivables has been reflected as a reduction of trade accounts receivable by the Company. At November 30, 2003, and 2002, there were approximately $131,000, and $182,000, respectively, of receivables outstanding which the Company had sold relating to this agreement. Interest paid to the financial institution was approximately $19,400, $20,200, and $24,200 for the years ended November 30, 2003, 2002, and 2001, respectively.

(m)	Stock Based Compensation

The Company accounts for stock options in accordance with the provisions of APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Accordingly, the Company has not recognized compensation expense for its options granted in the years ended November 30, 2003, 2002, and 2001. Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, permits entities to recognize as expense over the vesting period by the fair value of all stock-based awards on the date of grant. SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and income per share disclosure for employee stock option grants, as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

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

						   November 30
 					2003		2002	     2001
Net income (loss):
	As reported		    $1,663,848     $   569,103   $(2,381,901)
	Pro forma		     1,650,516         557,602    (2,392,509)
Basic net income (loss) per share:
	As reported	            $	0.86   	   $	0.31   	 $  (1.86)
	Pro forma			0.85   		0.31   	    (1.87)
Diluted net income (loss) per share:
	As reported		    $	0.85   	   $	0.31   	 $  (1.86)
	Pro forma			0.84   		0.31   	    (1.87)

(n)	Use of Estimates

Management of the Company has made a number of estimates and assumptions related to the reported amount of assets and liabilities, reported amount of revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. These estimates include the valuation of the Company's accounts receivable, inventories and realizability of the deferred tax assets. Actual results could differ from those estimates.


(o) Recently Issued Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS amends and clarifies accounting for derivative instruments and hedging activities under Statement 133. In addition, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company adopted this Statement and it did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). The Company adopted SFAS 150 on July 1, 2003 and such adoption did not have a material effect on its financial position or results of operations. The effective date of SFAS No. 150 has been indefinitely deferred by the FASB for certain mandatorily redeemable instruments when certain criteria are met. The Company has no instruments subject to these provision.

FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, (FIN 46) establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) which clarified certain implementation issues and revised implementation dates for VIEs created before January 31, 2003. Under the new guidance, special effective date provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of the revised Interpretation. Otherwise, application of FIN 46R (or FIN 46) is required in financial statements of public entities that have interests in special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs is required in financial statements for periods ending after March 15, 2004.

The Company's real estate loan receivable of $165,725 is due from an entity that may be considered a VIE. Accordingly, the Company may be required to consolidate this entity. Management is currently attempting to obtain the necessary information to complete their evaluation of the impact FIN 46 may have on the reporting of their relationship with this entity. At this time, the potential impact is unknown.

The interpretations of FIN 46 and its application to various transaction types and structures are evolving. Management continuously monitors emerging issues related to FIN 46, some of which could potentially impact the Company's financial statements.

(2)	Allowance for Doubtful Accounts

A summary of the Company's activity in the allowance for doubtful accounts is as follows:
			         	  2003        2002        2001

Balance, beginning	               $ 50,000     $ 55,301   	$ 76,303
	Provision charged to expense	 18,800        5,799   	  48,000
	Less amounts charged-off	(29,550)     (11,100)    (69,002)
Balance, ending			       $ 39,250     $ 50,000   	$ 55,301

 (3)	Inventories

Major classes of inventory are:
 						     November 30
				                 2003		 2002
Raw materials				     $   744,549     $ 1,065,166
Work in process					 805,142       1,209,007
Finished goods                                 2,380,452       1,733,043
					       3,930,143       4,007,216
Less inventories classified as noncurrent        483,432         430,509
Inventories				     $ 3,446,711     $ 3,576,707

Inventories as of November 30, 2003 and 2002 are stated net of a reserve for obsolete and slow moving inventory of approximately $954,000 and $671,000, respectively.

(4)	Property, Plant, and Equipment

Major classes of property, plant, and equipment are:

                                                      November 30
                                                  2003           2002
Land                                        $    180,909     $	  180,909
Buildings and improvements		       2,639,416   	2,621,795
Manufacturing machinery and equipment	       8,019,299        7,713,760
Trucks and automobiles				  89,626           89,626
Furniture and fixtures			         119,882          119,882
					      11,049,132       10,725,972
Less accumulated depreciation		      10,030,222        9,751,260
Property, plant and equipment	            $  1,018,910     $    974,712


(5)	Accrued Expenses

Major components of accrued expenses are:
						      November 30
						  2003		 2002
Salaries, wages, and commissions	     $	 366,842     $	294,220
Accrued warranty expense			  59,207         60,232
Other				                 276,068	276,520
                                             $   702,117     $  630,972

(6)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is 1 year from date of purchase. The Company's warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary.

Changes in the Company's product warranty liability for the years ended November 30, 2003, 2002 and 2001 are as follows:

					2003		2002	      2001

Balance, beginning		     $	60,232       $	67,426    $  106,667
 Settlements made in cash or in-kind  (113,705)       (147,591)     (120,480)
 Warranties issued		       112,680         140,397 	      81,239
Balance, ending			     $  59,207       $  60,232    $   67,426

(7)	Loan and Credit Agreements

On April 25, 2003 the Company obtained long-term financing through West Bank. Credit facilities consist of two loan agreements totaling $5,500,000.

Facility #1 is a revolving line of credit for $2,500,000 with advances funding the working capital, letter of credit and corporate credit card needs that matures on February 28, 2004. The interest rate is West Bank's prime interest rate plus 1%, adjusted daily. Monthly interest only payments are required and the unpaid principal is due on the maturity date. In addition, an annual fee of $12,500 is paid for the use of this credit facility. Collateral consists of a first position on assets owned by the Company including, but not limited to inventories, accounts receivable, machinery and equipment. As of November 30, 2003, the Company has not borrowed against Facility #1.

Facility #2 is long-term financing for up to $3,000,000 that is supported by a guarantee issued by the United States Department of Agriculture (USDA) for 75% of the loan amount outstanding. The loan refinanced existing debt to UPS Capital (approximately $1,500,000), financed equipment (approximately $250,000), provided permanent working capital (approximately $500,000) and satisfied closing costs (approximately $50,000). Approximately $700,000 will be reserved for future acquisitions. Maturity date is March 31, 2023. The variable interest rate will be West Bank's prime interest rate plus 1.5%, adjusted daily. Monthly principal and interest payments are amortized over 20 years, at which time the loan matures. Collateral for Facility #2 is primarily real estate with a second position on assets of Facility #1. The USDA subordinates collateral rights in all assets other than real estate in an amount equal to West Bank's other credit commitments.

J. Ward McConnell, Jr. was required to personally guarantee Facility #1 and Facility #2 on an unlimited and unconditional basis. The guarantee of Facility #2 shall be reduced after the first three years to a percentage representing his ownership of the Company. Mr. McConnell's guarantee shall be removed from Facility #2 in the event that his ownership interest in the Company is reduced to a level less than 20% after the first three years of the loan. The Company compensates Mr. McConnell for his personal guarantee at an annual percentage rate of 2% of the outstanding balance to be paid monthly. Guarantee fee payments to Mr. McConnell were approximately $26,000, none and none for the years ended November 30, 2003, 2002, and 2001, respectively.

Other terms and conditions include providing monthly internally prepared financial reports including accounts receivable aging schedules and borrowing base certificates and year-end audited financial statements. The borrowing bases shall limit advances from Facility #1 to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and 50% of work-in-process inventory plus 40% of appraisal value of machinery and equipment. Covenants include, but are not limited to, restrictions on debt service coverage ratio, debt/tangible net worth ratio, current ratio, limit capital expenditures, and tangible net worth. During the year ended November 30, 2003, the Company violated certain debt covenants that were waived.

On April 25, 2003 the Company borrowed $2,000,000 against Facility #2. $1,528,775 was used to payoff UPS Capital with $110,000 being held in reserve for a letter of credit ($100,000) and any additional fees. The balance of $471,225 was used as working capital.

The Company had a credit agreement as of November 30, 2002 with a lending institution (lender) that provided for a revolving line of credit (credit facility) and a term loan, and expired on December 1, 2003. The credit facility was paid off and terminated in April 2003. The credit facility allowed for borrowings up to $4,500,000, subject to borrowing base percentages on the Company's accounts receivable and inventory, and allowed for letters of credit up to $100,000. At November 30, 2002 the Company had borrowed $319,222 and had $100,000 in outstanding letters of credit. At November 30, 2002 $1,038,000 was available for borrowings. The interest rate was based on the lender's referenced rate and was variable based upon certain performance objectives. Under the terms of the agreement, the Company would not pay more than 4% over the reference rate nor less than the reference rate during the term of agreement. The outstanding borrowings bear interest at 8.25% at November 30, 2002.

The term loan was for an original principal amount of $1,991,000. The principal amount was repayable in monthly installments of $23,700 with the remaining unpaid balance due on December 1, 2003. The term loan was paid off in April 2003.

All loans, advances and other obligations, liabilities and indebtedness of the Company were secured by all present and future assets. The Company paid an unused line fee equal to three-eights of 1% of the unused portion of the revolving line of credit. The Company's cash account was restricted by the lender, such that any available cash was used to pay down on the credit facility.

On February 25, 2003, the Company's secured lender granted the Company forbearance on the lender's ability to call the Company's debt in relation to the Company's past violations of the debt's financial covenants through December 1, 2003. The amendment and forbearance agreement waived the Company's requirements to comply with the financial covenants of the loan agreement through December 1, 2003. The lender retained its rights and remedies under the loan agreement if an additional event of default occurred, if a material adverse change occurred as defined in the agreement, or if the Company failed to comply with any other part of the loan agreement.

As a result of this amendment and forbearance, $320,971 of the term loan is classified as term debt, excluding current portion at November 30, 2002 in the accompanying balance sheet.

The amendment and forbearance agreement also reduced the maximum borrowings available under the revolving line of credit to $2,000,000. As of November 30, 2002 the Company had $1,038,000 of availability remaining on the revolving line of credit. The revolving line of credit is shown as a current liability, as of November 30, 2002, as it is the Company's intention to pay the revolving line of credit within the next year.

A summary of the Company's term debt is as follows:

					        November 30
					    2003	   2002
West Bank Facility #2 loan payable
  in monthly installments of $17,776
  including interest at Bank's
  prime rate plus 1.5% (5.5%)            $ 1,950,975   	$     -
Installment term loan payable in
  monthly installments of $23,700
  plus interest at 4% over the bank's
  national money market rate (8.25%),
  due on demand					-   	  605,371
State of Iowa Community Development
Block Grant promissory notes at 0%
  interest, maturity 2006 with quarterly
  principal payments of $11,111             122,223       166,667
State of Iowa Community Development
  Block Grant local participation
  promissory notes at 4% interest,
  maturity 2006, with quarterly
  payments of $7,007                         77,158       105,461
Total term debt	                          2,150,356       877,499
Less current portion of term debt	    178,508       356,669
Term debt, excluding current portion  	$ 1,971,848   	$ 520,830

A summary of the minimum maturities of term debt follows for the years ending November 30:

					Amount
	Year:
		2004		     $	 178,508
		2005			 184,758
		2006			 170,721
		2007			 124,349
		2008			 131,363
		Thereafter	       1,360,657
				      $2,150,356

 (8)	Long-Term Liabilities

Under an agreement with a former manufacturer of one of the Company's product lines, the Company is required to remit annual royalty payments through fiscal year 2007 for the right to manufacture and sell the product line. The agreement calls for the payment of royalties based on a percentage of the product line's annual sales, subject to annual and aggregate minimums, as defined in the agreement. A summary of the minimum payments follows for the years ending November 30:

							Amount
Year:
     2004					     $	30,000
     2005						30,000
     2006						30,000
     2007					       160,000
  Total minimum royalty payments     		       250,000
Less amount representing discount (9%)			45,234
  Present value of minimum royalty payments	       204,766
Less current portion, classified as accrued expenses	30,000
  Long-term liabilities		                     $ 174,766


(9)	Employee Benefit Plans

The Company sponsors a defined contribution 401(k) savings plan which covers substantially all full-time employees who meet eligibility requirements. Participating employees may contribute as salary reductions a minimum of 4% of their compensation up to the limit prescribed by the Internal Revenue Code. The Company may make matching contributions at a discretionary percent upon approval from the Board of Directors. No contributions were made by the Company in the years ended November 30, 2003, 2002, and 2001.

(10)	Stock Option Plans
Under the 2001 Director Option Plan, stock options may be granted to non-employee directors to purchase shares of common stock of the Company at a price not less than fair market value at the date the options are granted. Nonemployee directors who have served for at least one year are automatically granted options to purchase 5,000 shares of common stock. Options granted are nonqualified stock options. The option price, vesting period, and term are set by the Compensation Committee of the Board of Directors of the Company. Options for an aggregate of 50,000 common shares may be granted under the Plan. Each option will be for a period of 10 years and may be exercised at a rate of 25% at the date of grant and 25% on the first, second, and third anniversary date of the grant on a cumulative basis. At November 30, 2003, the Company had approximately 20,000 shares available for issuance pursuant to subsequent grants under the 2001 Director Option Plan.

Under the previously effective 1991 Employee Stock Option Plan, stock options were granted to key employees to purchase shares of common stock of the Company at a price not less than fair market value at the date the options are granted. Options granted were either nonqualified or incentive stock options. The option price, vesting period, and term were set by the Compensation Committee of the Board of Directors of the Company. Each option was for a period of 10 years and could be exercised at a rate of 25% at the date of grant and 25% on the first, second, and third anniversary date of the grant on a cumulative basis. Effective April 2001, the period available for option grants under the 1991 Employee Stock Option Plan expired, and as a result, no shares are available for issuance pursuant to subsequent grants under the 1991 Employee Stock Option Plan.

A summary of changes in the stock option plans is as follows:
						 November 30
					2003		2002		2001
Options outstanding at beginning
of period			      40,000           61,500          46,500
Granted				       5,000   		5,000          40,000
Canceled			        -   	      (26,500)        (25,000)
Options outstanding at end of period  45,000           40,000          61,500
Options price range for the period     $2.32 		$2.32 		$2.32
					 to		  to		  to
				       $3.50 		$3.03 		$6.75
Options exercisable at end of period  30,000	       18,750	       31,500

At November 30, 2003, 2002, and 2001, the weighted-average remaining contractual life of options outstanding was 7.8 years, 8.6 years, and 7.0 years, respectively, and the weighted-average exercise price was $2.74, $2.64, and $3.89, respectively. The weighted-average exercise price for options exercisable at November 30, 2003 was $2.67.

The per share weighted-average fair value of stock options granted during the years ended November 30, 2003, 2002, and 2001, was $1.80, $1.74, and $2.39, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: November 30, 2003 - expected dividend yield 0.0%, risk-free interest rate 4.25%, expected volatility factor of 30.01%, and an expected life of 10 years; November 30, 2002 - expected dividend yield 0.0%, risk-free interest rate of 4.19%, expected volatility factor of 31.59%, and an expected life of 10 years; November 30, 2001 - expected dividend yield 0.0%, risk-free interest rate of 4.92%, expected volatility factor of 29.25%, and an expected life of 10 years.

(11)	Income Taxes

Total income tax expense (benefit) for the years ended November 30, 2003, 2002, and 2001 consists of the following:

 					     November 30
				  2003		2002		2001
Current:
	Federal		      $     -        $	  -   	    $	 -
	State			  17,357         4,032          2,276
				  17,357         4,032 		2,276
Deferred:
	Federal			(818,000)         -   	       62,900
	State			    -             -              -
				(818,000)  	  -            62,900
			      $	(800,643)    $	 4,032 	    $   65,176

The reconciliation of the statutory Federal income tax rate and the effective tax rate are as follows:

					     November 30
				  2003		2002		2001
Statutory federal income tax
 rate				  34.0%		34.0%  	       (34.0)%
Increase (decrease) due to:
  Change in valuation
    allowance 		        (126.8)        (34.0) 		36.7
  Other-net                        0.0           0.7             0.0
				(92.8)%	  	 0.7%  		 2.7%

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets at November 30, 2003 and 2002 are presented below:

						November 30
					   2003	              	2002
Deferred tax assets:
  Net operating loss carryforwards     $  880,000           $ 1,184,343
  Tax credits				  160,000   		150,969
  Accrued expenses 			   57,000   		 65,869
  Inventory capitalization		  160,000   		126,297
  Asset reserves			  339,000   		295,188
  Property, plant, and equipment	   40,000   		 90,343
  Total deferred tax assets		1,636,000   	      1,913,009
  Less valuation allowance		  818,000   	      1,913,009
  Net deffered tax assets              $  818,000           $      -

For tax purposes, the Company has available at November 30, 2003, net operating loss carryforwards of approximately $2,600,000 which will begin to expire in the year 2013. The Company also has approximately $118,000 of research and development credits and $42,000 of state tax credits which begin to expire in the years 2007 and 2008, respectively.

The Company has established a deferred tax asset valuation allowance of approximately $818,000 and $1,913,009 at November 30, 2003 and 2002,
respectively due to the uncertainty of realizing its deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

(12)	Credit Concentration

The Company's sales to one major OEM were $1,517,747, $1,827,465, and $2,213,054 for the years ended November 30, 2003, 2002, and 2001, respectively. Accounts receivable from this customer are unsecured, and were $56,262 and $58,755 at November 30, 2003 and 2002, respectively. The Company's sales to one major dealership were $1,398,898, $879,020, and $406,740 for the years ended November 30, 2003, 2002, and 2001, respectively. Accounts receivable from this customer are unsecured, and were $157,162 and ($5,532) at November 30, 2003 and 2002, respectively.

(13)	Disclosures About the Fair Value of Financial Instruments

SFAS 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At November 30, 2003 and 2002, the carrying amount approximates fair value for cash and cash equivalents, accounts receivable, accounts payable, notes payable to bank, term debt, and other current and long-term liabilities. The carrying amounts approximate fair value because of the short maturity of these instruments. The fair value of the Company's installment term loan payable also approximates fair value because the interest rate is variable as it is tied to the lender's national money market rate.

(14)	Related Party Transaction

In February 2002, the Company sold 640,000 shares of common stock to an existing shareholder, Mr. J. Ward McConnell, Jr., at estimated fair value. Proceeds from the sale of the stock were $800,000. Mr. McConnell has agreed that without prior approval of the Board of Directors, excluding himself and his son, he will not acquire as much as fifty percent (50%) of the Company's common stock and will not take the Company private. Immediately after the transaction, Mr. McConnell was elected as Chairman of the Board of Directors of the Company. His son, Mr. Marc McConnell, is also a Board Member. Also, see
Note 6 regarding Mr. J. Ward McConnell, Jr.'s guarantee of Company debt and a related fee paid to Mr. McConnell.

(15)	Litigation and Contingencies

Various legal actions and claims are pending against the Company. In the opinion of management adequate provisions have been made in the accompanying financial statements for all pending legal actions and other claims.

                           Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 22, 2004

                   ART'S-WAY MANUFACTURING CO., INC.



By:                                           By:
     /s/ J. Ward McConnell, Jr.	              /s/ John C. Breitung
     J. Ward McConnell, Jr.		      John C. Breitung
     Chairman of the Board		      President
					      Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ J. Ward Mc Connell, Jr 		             January 22, 2004
J. Ward McConnell, Jr. 	  Chairman of the Board 	   Date
	                     and Director


/s/ David R. Castle             		     January 22, 2004
David R. Castle         	Director	           Date


/s/s George A Cavanaugh     	                     January 22, 2004
George A. Cavanaugh, Jr	        Director	                   Date


/s/ James L. Koley                                   January 22, 2004
James L. Koley	                Director	           Date


/s/ Douglas McClellan              		     January 22, 2004
Douglas McClellan	        Director	           Date


/s/ Marc H. McConnell                                January 22, 2004
Marc H. McConnell	        Director	           Date


/s/ Thomas E. Buffamante                             January 22, 2004
Thomas E. Buffamante	        Director	           Date