Form 10QSB
period 2004-02-29
ARTS WAY MANUFACTURING CO INC
filed 2004-04-13
CIK 7623

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                  FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Quarter Ended February 29, 2004     Commission File No. 0-5131

                    ART'S-WAY MANUFACTURING CO., INC.
       (Exact name of small business issuer as specified in its charter)

            DELAWARE                         42-0920725
      State of Incorporation           I.R.S. Employer Identification No.

       Hwy 9 West, Armstrong, Iowa              50514
 Address of principal executive offices        Zip Code

Issuer's telephone number, including area code: (712) 864-3131

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months, and
(2) has been subject to such filing requirements for the past 90 days.
Yes X No __

Number of common shares outstanding as of March 22, 2004: 1,938,176


                       ART'S-WAY MANUFACTURING CO., INC.
                     Consolidated Statement of Operations
                                 Condensed
                                (Unaudited)

                                             Three Months Ended
                                       February 29,        February 28,
                                           2004                2003

Net Sales                             $  2,892,293         $ 2,579,161
Cost of goods sold                       2,196,469           1,975,097
Gross Profit                               695,824             604,064

Expenses:
  Engineering                               54,790              18,923
  Selling                                  121,709              93,829
  General and administrative               400,297             352,428
  Total expenses                           576,796             465,180

Income from operations                     119,028             138,884

Other expenses (income):
  Interest expense                          36,025              17,979
  Other, net                                (3,200)              6,065
   Total other expenses                     32,825              24,044

Income before income taxes                  86,203             114,840

Income tax expense                             -                 2,031

Net income                            $     86,203         $   112,809
Net income per share:
  Basic                               $       0.04         $      0.06
  Diluted                             $       0.04         $      0.06

Common shares and equivalent outstanding:
  Basic                                  1,938,176           1,938,176
  Diluted                                1,958,196           1,947,272

See accompaning notes to financial statements.


                       ART'S-WAY MANUFACTURING CO., INC.
                        Consolidated  Balance Sheets
                                  Condensed
                                 (Unaudited)

                                           February 29,      November 30,
                                              2004               2003
                      ASSETS
Current Assets
  Cash                                   $  2,090,709       $     800,052
  Accounts receivable-customers,
    net of allowance for doubtful
    accounts of $44,350 and $39,250 in
    February and November, respectively     1,333,414             885,890
  Inventories                               3,898,679           3,446,711
  Deferred taxes                              283,000             283,000
  Other current assets                        152,996             150,185
      Total current assets                  7,758,798           5,565,838

Property, plant and equipment, at cost     11,319,249          11,049,132
  Less accumulated depreciation            10,094,332          10,030,222
      Net property, plant and equipment     1,224,917           1,018,910

Inventories, noncurrent                       272,400             483,432
Real estate loan receivable                   165,725             165,725
Deferred taxes                                535,000             535,000
Other assets                                  178,067             192,932
      Total Assets                       $ 10,134,907        $  7,961,837

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Current portion of long-term debt            183,820             178,508
 Accounts payable                             393,814              83,874
 Customer deposits                          1,935,449              53,556
 Accrued expenses                             622,033             702,117
      Total current liabilities             3,135,116           1,018,055

Long-term liabilities                         204,766             174,766
Long-term debt, excluding current portion   1,911,654           1,971,848
      Total liabilities                     5,251,536           3,164,669

Stockholders' Equity
  Common stock - $.01 par value.  Authorized
    5,000,000 shares; issued 1,938,176 shares
    in February and in November                19,382              19,382
  Additional paid-in capital                1,634,954           1,634,954
  Retained earnings                         3,229,035           3,142,832
      Total stockholders' equity            4,883,371           4,797,168

      Total liabilities and stockholders'
        equity                           $ 10,134,907         $ 7,961,837

See accompanying notes to financial statements.

                      ART'S-WAY MANUFACTURING CO., INC.
                    Consolidated Statements of Cash Flow
                                Condensed
                               (Unaudited)
                          Three Months Ended
                                          February 29,       February 28,
                                              2004               2003
CASH FLOW FROM OPERATIONS:
  Net income                              $     86,203       $    112,809
  Adjustment to reconcile net income to
    net cash provided by operating
    activities:
      Depreciation and amortization             64,110             69,870
      Changes in working capital
       components:
(Increase) decrease in:
Accounts receivable                           (447,524)        (1,058,471)
Inventories                                   (240,936)             9,126
Other current assets                            12,054            (20,228)
     Increase (decrease) in:
Accounts payable                               309,940            137,706
Customer deposits                            1,881,893            836,652
Accrued expenses                               (50,085)           149,238
          Net cash provided by operating
           activities                        1,615,655            236,702

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment  (270,117)              -

CASH FLOW FROM FINANCING ACTIVITIES:
  Principal payments on notes payable to lender   -               (146,404)
  Principal payments on term debt              (54,881)            (89,260)
     Net cash used in financing activities     (54,881)           (235,664)
     Net increase in cash                    1,290,657               1,038
Cash at beginning of period                    800,052              75,358
Cash at end of period                     $  2,090,709        $     76,396

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
  Interest                                $     32,835        $     17,979
  Income taxes                                  13,441               3,301

See accompanying notes to financial statements.


                        ART'S-WAY MANUFACTURING CO., INC.

                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                (Unaudited)


1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Statement Presentation

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended November 30, 2003. The results of operations for the first quarter ended February 29, 2004 are not necessarily indicative of the results for the fiscal year ending November 30, 2004.

Reclassifications

Certain 2003 financial statement amounts related to shipping costs have been reclassified to conform with the current year presentation.

2.INCOME PER SHARE

Basic net income per common share is computed on the basis of weighted average number of common shares outstanding. Diluted net income per share has been computed on the basis of weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.

The difference in shares utilized in calculating basic and diluted net income per share represents the number of shares issued under the Company's stock option plans less shares assumed to be purchased with proceeds from the exercise of the stock options. The reconciling item between the shares used in the computation of basic and diluted earnings per share for the first quarter ended February 29, 2004 is 20,020 equivalent shares for the effect of dilutive stock options.

3.INVENTORIES

Major classes of inventory are:       February 29,      November 30,
                                           2004             2003

Raw material                           $ 1,027,568       $  744,549

Work-in-process                          1,272,213          805,142

Finished goods                           1,871,298        2,380,452

  Total                                $ 4,171,079      $ 3,930,143
Less inventories classified
 as noncurrent                            272,400           483,432
  Inventories, current                $ 3,898,679       $ 3,446,711



4.ACCRUED EXPENSES

Major components of accrued
  expenses are:                       February 29,      November 30,
                                           2004            2003
  Salaries, wages and commissions       $ 323,793        $ 366,842
  Accrued warranty expense                 53,943           59,207
  Other                                   244,297          276,068

    Total                               $ 622,033        $ 702,117

5.Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from date of purchase. The Company's warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. Changes in the Company's product warranty liability for the three months ended February 29, 2004 and February 28, 2003 are as follows:
                                             2004        2003
Balance, beginning                         $  59,207   $  60,232
  Settlements made  in cash or in-kind       (31,791)    (29,530)
  Warranites issued                           26,527      28,505
Balance, ending                            $  53,943   $  59,207

6.LOAN AND CREDIT AGREEMENTS

Line of Credit

The Company has financing through West Bank consisting of two loan agreements totaling $5,500,000. Facility #1 is a revolving line of credit for $2,500,000 with advances funding the working capital, letter of credit and corporate credit card needs that matures on February 28, 2005. The interest rate is West Bank's prime interest rate plus 1%, adjusted daily. Monthly interest only payments are required and the unpaid principal is due on the maturity date. In addition, an annual fee of $12,500 is paid for the use of this credit facility. Collateral consists of a first position on assets owned by the Company including, but not limited to inventories, accounts receivable, machinery and equipment. As of February 29, 2004, the Company has not borrowed against Facility #1.

Facility #2 is long-term financing for up to $3,000,000 that is supported by a guarantee issued by the United States Department of Agriculture (USDA) for 75% of the loan amount outstanding. The loan refinanced existing debt to UPS Capital (approximately $1,500,000), finance equipment (approximately $250,000), provide permanent working capital (approximately $500,000) and satisfy closing costs (approximately $50,000). Approximately $700,000 will be reserved for future acquisitions. The variable interest rate is West Bank's prime interest rate plus 1.5%, adjusted daily. Monthly principal and interest payments are amortized over 20 years, with final maturity at March 31, 2023. Collateral for Facility #2 is primarily real estate with a second position on assets of Facility #1. The USDA subordinates collateral rights in all assets other than real estate in an amount equal to West Bank's other credit commitments.

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

Other terms and conditions include providing monthly internally prepared financial reports including accounts receivable aging schedules and borrowing base certificates and year-end audited financial statements. The borrowing bases shall limit advances from Facility #1 to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and 50% of work-in-process inventory plus 40% of appraisal value of machinery and equipment. Covenants include, but are not limited to, restrictions on debt service coverage ratio, debt/tangible net worth ratio, current ratio, limit capital expenditures and tangible net worth. During the year ended November 30, 2003, the Company violated certain debt covenants that were waived.

On April 25, 2003 the Company borrowed $2,000,000 against Facility #2, $1,528,775 was used to pay off other borrowings with $110,000 being held in reserve for a letter of credit ($100,000) and any additional fees. The balance of $471,225 was used as working capital. A summary of the Company's term debt is as follows:


                                         February 29,   November 30,
                                             2004          2003
West Bank Facility #2 payable in
monthly Installments of $17,776
including interest at Bank's prime
rate plus 1.5% (5.50%)                   $ 1,914,324     $ 1,950,975

State of Iowa Community Development
Block Grant promissory notes at zero
percent interest, maturity 2006,with
quarterly principal payments of $11,111   $  111,112     $   122,223

State of Iowa Community Development
Block Grant local participation
promissory notes at 4% interest,
Maturity 2006, with quarterly payments
of $7,007                                  $ 70,151      $   77,158

  Total term debt                      $ 2,095,474      $ 2,150,356

Less current portion of term debt        $ 183,820        $ 178,508

Term debt, excluding current portion  $ 1,911,654       $ 1,971,848



7.RELATED PARTY TRANSACTION

In February 2002, the Company sold common stock to an existing shareholder, Mr. J. Ward McConnell, Jr., at estimated fair value. Proceeds from the sale of the stock were $800,000. Mr. McConnell has agreed that without prior approval of the Board of Directors, excluding himself and his son, he will not acquire as much as fifty percent (50%) of the Company's common stock and will not take the Company private. Immediately after the transaction, Mr. McConnell was elected Chairman of the Board of Directors of the Company. His son, Marc McConnell, is also a Board Member.
Item 2

       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)Liquidity and Capital Resources

The Company's main source of funds for the quarter ended February 29, 2004 was payments received from customers for advance payments on sugar beet equipment to be delivered in the second and third quarters. The increase in account receivable results from the OEM sales in February 2004, which are sold on 30-day terms.

The positive cash flow from operations of $1,616,000 was used to fund capital expenditures of $270,000 and the remainder retained by the company. During the first quarter ended February 29, 2004, the Company's capital expenditures were the purchase and installation of a new paint system.

See footnote 5 of the notes to the condensed financial statements for a discussion of the Company's credit facility.

The Company is mindful of the necessity to continue to control its costs.

(b)Results of Operations

Revenue of $2,892,000 for the first quarter of 2004 is 12.17% higher when compared to $2,579,000 for the same period in 2003. First quarter 2004 revenues included $260,000 from the truck body line acquired in July 2003. Art's-Way's branded products increased by $382,000 while OEM sales decreased by $249,000. The farm economy has remained weak during this portion of 2004.

Gross profit, as a percent of sales was 24% for the quarter ended
February 29, 2004, as compared to 23% for the same period in 2003.

Operating expenses in first quarter of 2004 increased $112,000 from 2003. As a percent of sales, operating expenses were 20% and 18%, respectively, when comparing 2004 and 2003. The increased operating expense was due to the continuing developmental expenses for new products and expenses for our truck body line. The Company has introduced a new sugar beet harvester with the industry's first 12 row harvesting capability. We are also prototyping a new generation grinder-mixer with increased capacity and reduced operating cycle times. The increase of engineering expenses for 2004 of $36,000 compared to 2003 allows the Company to introduce new product offerings for 2004 that will continue to improve revenue and earnings. Selling expenses also increased $28,000 for 2004 from 2003. The Company is attending more farm and industry trade shows during the year to regain visibility of Art's-Way and Cherokee Truck Bodies branded products. General and administrative expenses increased by $48,000 due to additional expenses related to the truck body line acquired in July 2003.

The Company experienced a 37% increase in interest and other expenses in 2004 compared to 2003. On February 29, 2004 the term debt was $2,095,000 compared to $788,000 in 2003. The larger term debt is a result of a long term financing agreement made with West Bank in April of 2003.

The order backlog as of February 29, 2004 is $4,060,000, compared to $2,916,000 one year ago. These orders primarily will be delivered in the second and third quarter of the current fiscal year. The current year backlog includes $2,745,000 in orders for beet equipment compared to $1,187,000 last year at this time. We have no OEM backlog as a result of a license agreement with Case New Holland, Inc. (CNH), to manufacture moldboard plows under its own label in spring of 2004. This will allow the Company to sell direct to dealers.

(c)  Critical Accounting Policies

The Company's critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of February 29, 2004 have remained unchanged from November 30, 2003. These policies involve revenue recognition, inventory valuation and income taxes. Disclosure of these critical accounting policies is incorporated by reference under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's Annual report on Form 10-K for the year ended November 30, 2003.


Item 3

CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Since that evaluation process was complete there have been no significant changes in disclosure controls or in other factors that could significantly affect these controls.

Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS

Various legal actions and claims resulting from the ordinary course of business are pending against the Company. In the opinion of management, adequate provisions have been made in the accompanying financial statements for all pending legal actions and other claims.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

31.1 Certification of Chief Executive Officer under the section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer under the section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer under the section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Chief Financial Officer under the section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

Form 8-K filed on January 29, 2004, regarding fourth quarter and year end results.

                             SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               ART'S-WAY MANUFACTURING CO., INC.


  Date: April 13, 2004                By: /s/  John C. Breitung
                                         John C. Breitung
                               President and Chief Executive Officer


 Date: April 13, 2004                By:/s/  John C. Breitung
                                        John C. Breitung
                                      Chief Financial Officer