Form 10QSB
period 2004-05-31
ARTS WAY MANUFACTURING CO INC
filed 2004-07-14
CIK 7623

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                        FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended May 31, 2004          Commission File No. 0-5131

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Number of common shares outstanding as of June 15, 2004: 1,938,176

            ART'S-WAY MANUFACTURING CO., INC.

           CONDENSED STATEMENTS OF OPERATIONS

                     (Unaudited)

                           Three Months Ended          Year to Date
                          May 31,      May 31,      May 31,      May 31,
                           2004         2003         2004         2003

Net sales               $2,917,125   $2,510,444    $5,809,417   $5,068,118
Cost of goods sold       1,991,203    1,744,509     4,187,671    3,698,119
Gross profit               925,922      765,935     1,621,746    1,369,999

Operating expenses:
Engineering                 40,058       15,256        94,848       34,179
Selling                    200,168      120,099       321,878      213,929
General and administrative 496,915      327,402       897,212      679,829
Total expenses             737,141      462,757     1,313,938      927,937

Income from operations     188,781      303,178       307,808      442,062

Other expenses:
Interest expense            44,805       30,994        80,830       48,973
Other                      (11,999)       9,782       (15,200)      15,847
Total other expenses        32,806       40,776        65,630       64,820

Income before income taxes 155,975      262,402       242,178      377,242

Income tax exp(benefit)   (100,000)           0      (100,000)       2,031

Net income                $255,975     $262,402      $342,178     $375,211

Net income per share:
Basic                        $0.13        $0.14         $0.18         $.19
Diluted                      $0.13        $0.13         $0.17        $0.19

Common shares and equivalent outstanding:
Basic                    1,938,176    1,938,176     1,938,176    1,938,176
Diluted                  1,959,639    1,950,438     1,958,896    1,948,646

See accompanying notes to condensed financial statements.

                    ART'S-WAY MANUFACTURING CO., INC.

                         CONDENSED BALANCE SHEETS

                                (Unaudited)

                                                May 31,     November 30,
                                                 2004        2003
ASSETS
Current Assets
Cash                                          $1,113,634      $800,052
Accounts receivable-customers,
   net of allowance for doubtful accounts
   of $36,866 and $39,250 in May and
   November, respectively                      1,083,697       885,890
Inventories                                    5,987,362     3,446,711
Deferred taxes                                   283,000       283,000
Other current assets                              90,061       150,185
Total current assets                           8,557,754     5,565,838

Property, plant and equipment, at cost        11,476,767    11,049,132
Less accumulated depreciation                 10,158,442    10,030,222
Net property, plant and equipment              1,318,325     1,018,910

Inventories, noncurrent                          314,727       483,432
Real estate loan receivable                      165,725       165,725
Deferred taxes                                   635,000       535,000
Other assets                                     166,332       192,932
Total assets                                 $11,157,863    $7,961,837

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt               $185,351      $178,508
Accounts payable                                 857,894        83,874
Customer deposits                              2,104,947        53,556
Accrued expenses                                 782,904       702,117
Total current liabilities                      3,931,096     1,018,055

Long-term liabilities                            212,963       174,766
Long-term debt, excluding current portion      1,874,458     1,971,848
Total liabilities                              6,018,517     3,164,669

Stockholders' Equity
Common stock - $.01 par value. Authorized
  5,000,000 shares; issued 1,938,176 shares
  in May and in November                          19,382        19,382
Additional paid-in capital                     1,634,954     1,634,954
Retained earnings                              3,485,010     3,142,832
Total stockholders' equity                     5,139,346     4,797,168
Total liabilities and stockholders' equity   $11,157,863    $7,961,837

See accompanying notes to condensed financial statements.

                      ART'S-WAY MANUFACTURING CO., INC.

                     CONDENSED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                                                  Six Months Ended
                                                 May 31,      May 31,
                                                  2004         2003
CASH FLOW FROM OPERATIONS:
Net income                                      $342,178      $375,211
Adjustment to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                    128,220       139,740
Deferred income taxes                           (100,000)            0
Changes in working capital components:
(Increase) decrease in:Accounts receivable      (197,807)     (380,538)
Other receivables                                      0      (110,000)
Inventories                                   (2,371,946)     (578,412)
Other current assets                              60,124       (75,131)
Other                                             64,797       (35,666)
Increase (decrease) in:
Accounts payable                                 774,020      (271,140)
Customer deposits                              2,051,391       734,511
Accrued expenses                                  80,787       102,404
Net cash provided by (used in)
operating activities                             831,764       (99,021)

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of property, plant and
equipment                                       (427,635)            0

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from (payments of)
notes payable to bank                                  0     1,322,668
Principal payments on long term debt             (90,547)     (319,222)
Net cash provided by (used in) financing
activities                                       (90,547)    1,003,446
Net increase in cash                             313,582       904,425
Cash at beginning of period                      800,052        75,358
Cash at end of period                         $1,113,634      $979,783

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest                                         $80,830       $48,973
Income taxes                                      17,321         3,301

See accompanying notes to condensed financial statements.

                   ART'S-WAY MANUFACTURING CO., INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS

                            (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Statement Presentation

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended November 30, 2003. The results of operations for the second quarter and year to date ended May 31, 2004 are not necessarily indicative of the results for the fiscal year ending November 30, 2004.

Reclassifications

Certain 2003 financial statement amounts related to shipping costs have been reclassified to conform to the current year presentation.

2.  INCOME PER SHARE

Basic net income per common share is computed on the basis of weighted average number of common shares outstanding. Diluted net income per share has been computed on the basis of weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.

The difference in shares utilized in calculating basic and diluted net income per share represents the number of shares issued under the Company's stock option plans less shares assumed to be purchased with proceeds from the exercise of the stock options. The reconciling item between the shares used in the computation of basic and diluted earnings per share for the second quarter ended May 31, 2004 is 21,463 equivalent shares, 20,720 shares year to date, for the effect of dilutive stock options.

3.  INVENTORIES

Major classes of inventory are:                May 31,        November 30,
                                                2004              2003

Raw material                                 $2,456,051         $744,549

Work-in-process                               1,402,360          805,142

Finished goods                                2,443,678        2,380,452

Total                                        $6,302,089       $3,930,143

Less inventories classified as noncurrent       314,727          483,432

Inventories, current                         $5,987,362       $3,446,711

4.  ACCRUED EXPENSES

Major components of accrued expenses are:       May 31,        November 30,
                                                 2004             2003

Salaries, wages and commissions                $391,063         $366,842

Accrued warranty expense                         72,283           59,207

Other                                           319,558          276,068

Total                                          $782,904         $702,117

5. Product Warranty The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from date of purchase. The Company's warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary.

Changes in the Company's product
warranty liability for the three and six months ended May 31, 2004 and May 31, 2003 are as follows:

                               Three Months ended      Six Months ended
                              May 31,      May, 31    May 31,     May, 31
                               2004         2003       2004        2003

Balance, beginning            $53,943      59,207    $59,207       60,232
Settlements made in cash
or in-kind                    (19,721)    (28,625)   (51,512)     (58,155)
Warranties issued              38,061      28,914     64,588       57,419
Balance, ending               $72,283      59,496    $72,283       59,496

6.  LOAN AND CREDIT AGREEMENTS

Line of Credit

The Company has financing through West Bank consisting of two loan agreements totaling $5,500,000.

Facility #1 is a revolving line of credit for $2,500,000 with advances funding the working capital, letter of credit and corporate credit card needs that mature on February 28, 2005. The interest rate is West Bank's prime interest rate plus 1%, adjusted daily. Monthly interest only payments are required and the unpaid principal is due on the maturity date. Collateral consists of a first position on assets owned by the Company including, but not limited to inventories, accounts receivable, machinery and equipment. As of May 31, 2004, the Company has not borrowed against Facility #1.

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

Other terms and conditions include providing monthly internally prepared financial reports including accounts receivable aging schedules and borrowing base certificates and year-end audited financial statements.
The borrowing bases limit advances from Facility #1 to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and 50% of work-in-process inventory plus 40% of appraisal value of machinery and equipment. Covenants include restrictions on debt service coverage ratio, debt/tangible net worth ratio, current ratio, limit capital expenditures and tangible net worth. During the year ended November 30, 2003, the Company violated certain debt covenants that were waived.

On April 25, 2003 the Company borrowed $2,000,000 against
Facility #2, $1,528,775 was used to pay off other borrowings with $110,000 being held in reserve for a letter of credit ($100,000) and any additional fees. The balance of $471,225 was used as working capital. The outstanding balance on Facility #2 at May 31, 2004 was $1,896,910.

J. Ward McConnell, Jr. was required to personally guarantee Facility #1 and Facility #2 on an unlimited and unconditional basis. The guarantee of Facility #2 shall be reduced after the first three years to a percentage representing his ownership of the Company. Mr. McConnell's guarantee shall be removed from Facility #2 in the event that his ownership interest in the Company is reduced to a level less than 20% after the first three years of the loan. The Company compensates Mr. McConnell for his personal guarantee at an annual percentage rate of 2% of the outstanding balance paid monthly. As a result of the outstanding balance on Facility #2 Mr. McConnell received $6,323, for the second qarter, under this compensation agreement.

A summary of the Company's term debt is as follows:

                                             May 31,        November 30,
                                              2004             2003
West Bank Facility #2 payable in
monthlyInstallments of $17,776
including interest at Bank's prime
rate plus 1.5% (5.50%)                     $1,896,910        $1,950,975

State of Iowa Community Development
Block Grant promissory notes at zero
percent interest, maturity 2006,
with quarterly principal payments
of $11,111                                   $100,000          $122,223

State of Iowa Community Development
Block Grant local participation
promissory notes at 4% interest,
Maturity 2006, with quarterly payments
of $7,007                                     $62,899           $77,158

Total term debt                            $2,059,809        $2,150,356

Less current portion of term debt            $185,351          $178,508

Term debt, excluding current portion       $1,874,458        $1,971,848

7.  RELATED PARTY TRANSACTION

On January 22, 2004, at an Executive Session of the Board of Directors, an incentive fee of $55,000 was authorized for J. Ward McConnell.
Subsequently, Mr. McConnell relinquished his rights to that bonus and therefore, no expense has been recorded.

                              Item 2

    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)    Liquidity and Capital Resources

The Company's main source of funds for the six months ended May 31, 2004 was payments received from customers for advance payments on sugar beet equipment to be delivered in the third quarter. The increase in accounts receivable resulted from the shipments of beet sl terms.ervice parts in the second quarter of 2004, which are sold on special terms.

The positive cash flow from operations of $ 832,000 was used to fund capital expenditures of $428,000 including the purchase and installation of a new paint system, and fixturing for the new beet harvester. Long term debt was paid down by $91,000 and the remaining $313,000 was retained for future needs.

See footnote 5 of the notes to the condensed financial statements for a discussion of the Company's credit facility.

The Company is mindful of the necessity to continue to control its costs.

(b)    Results of Operations

The second quarter and year to date net sales were 16% and 15% respectively, higher than for the comparable periods one-year ago. First six months of 2004 revenues included $522,000 from the truck body line acquired in July 2003. Art's-Way's branded products increased by $921,000 while OEM sales decreased by $763,000. Art's-Way products with increased sales are land planes ($329,000), grinder mixers ($331,000) and plows ($260,000). The plow sales increase is off-set by the OEM decrease, due to the licensing agreement with Case New Holland, Inc., to sell the plows directly to dealers. In 2003 Case placed large orders that were filled in the first six months of the year. We expect sales in 2004 to be spread more evenly throughout the year now that we are selling directly to the dealers. We expect a spike in OEM sales in the first quarter of 2005, when we produce a year's supply of OEM products.

Gross profit, as a percent of sales was 32% for the quarter ended May 31, 2004, compared to 31% for the same period in 2003. Year to date through May 31, 2004, gross profit was 28% compared to 27% for the prior year. Increased steel prices decreased our gross profit by $109,000 in the second quarter.

Operating expenses are higher than last year. As a percent of sales, operating expenses were 25% and 18% for the three months ended May 31, 2004 and 2003, respectively. Year to date operating expenses were 23% and 18%, respectively. The increased operating expenses are due to our continuing developmental expenses for new products and expenses for the truck body line, including the move from Cherokee to Armstrong, Iowa. We introduced a new sugar beet harvester with the industry's first 12 row harvesting capability. We are also introducing, in the fourth quarter, a new generation grinder-mixer with increased capacity and reduced operating cycle times. The increase of engineering expenses for 2004 of $61,000 compared to 2003 allows us to introduce new product offerings for 2004 that we believe will continue to improve revenue and earnings. Year to date selling expenses also increased $108,000 for 2004 from 2003 as increased sales led to increased commissions ($83,000). Advertising expenses were also up $16,000 due to additional expenses for the truck body line. We are attending more farm and industry trade shows during the year to regain visibility of Art's-Way and Cherokee Truck Bodies branded products. Year to date general and administrative expenses increased by $217,000, due to additional expenses related to the truck body line acquired in July 2003.

Interest and other expenses remained stable in 2004.

See (c) below for a discussion on the utilization of deferred tax assets.

The order backlog as of May 31, 2004 is $3,936,000, compared to $2,798,000 one year ago. These orders primarily will be delivered in the third quarter of the current fiscal year. The current year backlog includes $2,587,000 in orders for beet equipment compared to $1,232,000 last year at this time. We have no OEM backlog as a result of a license agreement with Case New Holland, Inc., to manufacture moldboard plows under our own label in spring of 2004. This will allow us to sell direct to dealers.

(c)    Utilization of Deferred Tax Assets

We had established a deferred tax asset valuation allowance of approximately $1,913,000 at November 30, 2002, due to the uncertainty of realizing deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At year end November 30, 2003, we reduced the deferred tax asset valuation allowance by $818,000. At the end of the second quarter we reduced the deferred tax asset valuation allowance by another $100,000.

(d)    Critical Accounting Policies

The Company's critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of May 31, 2004 have remained unchanged from November 30, 2003. These policies involve revenue recognition, inventory valuation and income taxes. Disclosure of these critical accounting policies is incorporated by reference under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" in our Annual report on Form 10-K for the year ended November 30, 2003.

                            Item 3

                    CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and the Chief Financial Manager, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and the Chief Financial Manager concluded that the Company's disclosure controls and procedures are effective. Since that evaluation process was complete there have been no significant changes in disclosure controls or in other factors that could significantly affect these controls.

                  Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS

Various legal actions and claims resulting from the ordinary course of business are pending against the Company. In the opinion of management, adequate provisions have been made in the accompanying financial statements for all pending legal actions and other claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the April 22, 2004 annual meeting of shareholders, the following directors were elected, with the following votes in favor of election:

                David R. Castle               1,848,459
                George A. Cavanaugh, Jr.      1,849,959
                James L. Koley                1,849,959
                Douglas McClellan             1,849,959
                J. Ward McConnell, Jr.        1,849,959
                Marc H. McConnell             1,849,959
                Thomas E. Buffamante          1,849,959

The shareholders also ratified the selection of McGladrey & Pullen, LLP as independent public accountants for the year ending November 30, 2004.

                Total number of shares authorized to vote: 1,938,176 Total number of shares voted in favor: 1,849,434
                Total number of shares voted against: 100
                Total number of abstentions: 675

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        3.0 Certificate of Incorporation and Bylaws for Art's-Way Manufacturing, Inc. (incorporated by reference to Exhibit 3 to the Annual report on form 10-K for the year ended
                May 27, 1989.

        3.1 Amendments to Bylaws of Art's-Way Manufacturing, Inc. adopted as of February 27th, 2004 (filed herewith).

        31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of Chief Financial Manager (Principal Financial Officer) under Section 302 of the
                Sarbanes-Oxley Act of 2002.

        32.1    Certification of Chief Executive Officer under 18
                U.S.C. Section 1350.

        32.2 Certification of Chief Financial Manager (Principal Financial Officer) under 18 U.S.C. Section 1350.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   ART'S-WAY MANUFACTURING CO., INC.

    Date:  July 14, 2004      By:   /s/ John C. Breitung
                                    John C. Breitung
                                    President and Chief Executive Officer

    Date:  July 14, 2004      By:   /s/ Carrie L. Majeski
                                    Carrie L. Majeski Chief
                                    Financial Manager
                                    (Principal Financial Officer)