Form 10QSB
period 2004-08-31
ARTS WAY MANUFACTURING CO INC
filed 2004-10-14
CIK 7623

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                  _________________________________

                              FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended August 31, 2004      Commission File No. 0-5131

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Number of common shares outstanding as of October 14, 2004: 1,938,176



                   ART'S-WAY MANUFACTURING CO., INC.

                   CONDENSED STATEMENTS OF OPERATIONS

                           (Unaudited)

                             Three Months Ended	          Year to Date
                            August 31,  August 31,    August 31,  August 31,
                              2004	  2003	        2004         2003

Net sales	          $3,398,683   $3,808,199     $9,208,100    $8,876,316
Cost of goods sold	   2,484,402    2,854,715      6,672,073     6,579,412
    Gross profit             914,281      953,484      2,536,027     2,296,904

Operating expenses:
  Engineering                 57,026       95,600        151,874       129,779
  Selling                    162,566      219,263        484,444       499,497
  General and administrative 393,633      258,995      1,290,845       845,940
    Total expenses           613,225      573,858      1,927,163     1,475,216

    Income from operations   301,056      379,626        608,864       821,688

Other expenses:
  Interest expense            48,204       39,889        129,034        88,862
  Other                      (32,444)	   16,542        (47,644)       32,389
    Total other expenses      15,760       56,431         81,390       121,251

Income before income taxes   285,296      323,195        527,474       700,437

Income tax expense (benefit)(200,000)           0       (300,000)        2,031

    Net income              $485,296     $323,195       $827,474      $698,406

Net income per share:
  Basic                        $0.25        $0.17          $0.43         $0.36
  Diluted                      $0.25        $0.17          $0.42         $0.36

Common shares and equivalent outstanding:
  Basic                    1,938,176    1,938,176      1,938,176     1,938,176
  Diluted                  1,958,243    1,954,279      1,958,574     1,950,712

See accompanying notes to condensed financial statements.


                       ART'S-WAY MANUFACTURING CO., INC.

                          CONDENSED BALANCE SHEETS

                                  (Unaudited)

                                              August 31,        November 30,
                                                2004                2003
          ASSETS
Current Assets
  Cash                                         $83,343            $800,052
  Accounts receivable-customers,
    net of allowance for doubtful
    accounts of $43,966 and $39,250
    in August and November, respectively       969,923             885,890
  Inventories                                6,417,893           3,446,711
  Deferred taxes                               283,000             283,000
  Other current assets                          69,701             150,185
     Total current assets                    7,823,860           5,565,838

Property, plant and equipment, at cost      11,544,685          11,049,132
  Less accumulated depreciation             10,226,945          10,030,222
    Net property, plant and equipment        1,317,740           1,018,910

Inventories, noncurrent	                       323,384             483,432
Real estate loan receivable                    165,725             165,725
Deferred taxes                                 835,000             535,000
Other assets                                   158,261             192,932
    Total assets                           $10,623,970          $7,961,837

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable to bank                       $842,285                  $0
  Current portion of long-term debt            199,258             178,508
  Accounts payable                             389,838              83,874
  Customer deposits	                       786,466              53,556
  Accrued expenses                             738,115             702,117
    Total current liabilities                2,955,962           1,018,055

Long-term liabilities                          218,428             174,766
Long-term debt, excluding current portion    1,824,938           1,971,848
    Total liabilities                        4,999,328           3,164,669

Stockholders' Equity
  Common stock - $.01 par value. Authorized
    5,000,000 shares; issued 1,938,176 shares
    in May and in November                      19,382              19,382
  Additional paid-in capital                 1,634,954           1,634,954
  Retained earnings                          3,970,306           3,142,832
     Total stockholders' equity              5,624,642           4,797,168

Total liabilities and stockholders' equity $10,623,970          $7,961,837

See accompanying notes to condensed financial statements.


                       ART'S-WAY MANUFACTURING CO., INC.

                      CONDENSED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                                  Nine Months Ended
                                              August 31,        August 31,
                                                 2004              2003
CASH FLOW FROM OPERATIONS:
  Net income                                     $827,474          $698,406
  Adjustment to reconcile net income to
    net cash provided by operatingactivities:
      Depreciation and amortization               196,723           211,610
      Deferred income tax                        (300,000)                0
      Changes in working capital components:
         (Increase) decrease in:
           Accounts receivable                    (84,033)         (682,305)
           Other receivables                            0           (14,370)
           Inventories                         (2,811,134)          (83,190)
           Other current assets                    80,484           (36,044)
           Other                                   78,333           (58,716)
        Increase (decrease) in:
           Accounts payable                       305,964           (93,794)
           Customer deposits                      732,910          (200,644)
           Accrued expenses                        35,998           260,517
              Net cash provided by (used in)
              operating activities               (937,281)	      1,470

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment	 (495,553)         (113,226)
  Purchase of assets of Obeco Inc.                      0          (521,723)
     Net cash provided by (used in)
     investing activities                        (495,553)	   (634,949)

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from (payments of)
    notes payable to bank                         842,285         2,538,789
  Principal payments on long term debt           (126,160)       (1,577,755)
      Net cash provided by (used in)
      financing activities                        716,125           961,034
Net increase in cash                             (716,709)          327,555
Cash at beginning of period                       800,052            75,358
Cash at end of period                             $83,343          $402,913

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                   $129,034           $88,862
      Net Income taxes	                           12,643             2,031

See accompanying notes to condensed financial statements.



                      ART'S-WAY MANUFACTURING CO., INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                               (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Statement Presentation

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation ofthe financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended November 30, 2003. The results of operations for the third quarter and year to date ended August 31, 2004 are not necessarily indicative of the results for the fiscal year ending November 30, 2004.

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

The difference in shares utilized in calculating basic and diluted net income per share represents the number of shares issued under the Company's stock option plans less shares assumed to be purchased with proceeds from the exercise of the stock options. The reconciling item between the shares used in the computation of basic and diluted earnings per share for the third quarter ended August 31, 2004 is 20,067 equivalent shares, 20,398 shares year to date, for the effect of dilutive stock options.


3.   INVENTORIES

Major classes of inventory are:	        August 31, 2004      November 30, 2003

    Raw material                           $1,803,636              $744,549

    Work-in-process                         2,470,610               805,142

    Finished goods                          2,467,031             2,380,452

      Total                                $6,741,277             3,930,143

  Less inventories classified
  as noncurrent                               323,384               483,432

      Inventories, current                 $6,417,893            $3,446,711


4.   ACCRUED EXPENSES

Major components of accrued expenses are:
                                        August 31, 2004	     November 30, 2003

   Salaries, wages and commissions           $378,725              $366,842

   Accrued warranty expense                   112,710                59,207

   Other                                      246,680               276,068

     Total                                   $738,115              $702,117


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

Changes in the Company's product warranty liability for the three and nine months ended August 31, 2004 and August 31, 2003 are as follows:

                             Three Months ended          Nine Months ended
                            August 31,  August, 31     August 31,  August, 31
                              2004        2003            2004       2003

Balance, beginning          $72,283       59,496       $59,207      60,232

  Settlements made in
  cash or in-kind           (12,852)     (17,036)      (64,364)    (75,191)

  Warranties issued          53,279       54,262       117,867     111,681

Balance, ending            $112,710       96,722      $112,710      96,722


6.   LOAN AND CREDIT AGREEMENTS

Line of Credit

The Company has financing through West Bank consisting of two loan agreements totaling $5,500,000.

Facility #1 is a revolving line of credit for $2,500,000 with advances funding the working capital, letter of credit and corporate credit card needs that mature on February 28, 2005. The interest rate is West Bank's prime interest rate plus 1%, adjusted daily. Monthly interest only payments are required and the unpaid principal is due on the maturity date. Collateral consists of a first position on assets owned by the Company including, but not limited to inventories, accounts receivable, machinery and equipment. The draw on the line of credit financed 20 completed beat harvesters into inventory. As of August 31, 2004, the Company had borrowed $842,285 against Facility #1.

Facility #2 is long-term financing for up to $3,000,000 that is supported by a guarantee issued by the United States Department of Agriculture (USDA) for 75% of the loan amount outstanding. The loan refinanced existing debt to UPS Capital (approximately $1,500,000), finance equipment (approximately $250,000), provide permanent working capital
(approximately $500,000) and satisfy closing costs (approximately
$50,000). Approximately $700,000 will be reserved for future acquisitions. The variable interest rate is West Bank's prime interest rate plus 1.5%, adjusted daily. Monthly principal and interest payments are amortized over 20 years, with final maturity at March 31, 2023. Collateral for Facility #2 is primarily real estate with a second position on assets of Facility #1. The USDA subordinates collateral rights in all assets other than real estate in an amount equal to West Bank's other credit commitments. As of August 31, 2004, the outstanding balance on Facility #2 was $1,879,560.

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

J. Ward McConnell, Jr. was required to personally guarantee Facility #1 and Facility #2 on an unlimited and unconditional basis. The guarantees of Facility #1 and Facility #2 shall be reduced after the first three years to a percentage representing his ownership of the Company. Mr. McConnell's guarantees shall be removed from Facility #1 and Facility #2 in the event that his ownership interest in the Company is reduced to a level less than 20% after the first three years of the loan. The Company compensates Mr. McConnell for his personal guarantees at an annual percentage rate of 2% of the outstanding balances paid monthly. As a result of the outstanding balances on Facility #1 and Facility #2 Mr. McConnell received $11,519 under this compensation agreement, for the three months ended August 31, 2004.

A summary of the Company's term debt is as follows:

                                             August 31,        November 30,
                                               2004               2003
   West Bank Facility #2 payable
   in monthly Installments of $17,776
   including interest at Bank's prime
   rate plus 1.5% (5.75%)	            $1,879,560         $1,950,975

   State of Iowa Community Development
   Block Grant promissory notes at zero
   percent interest, maturity  2006,
   with quarterly principal payments
   of $11,111                                  $88,889           $122,223

   State of Iowa Community Development
   Block Grant local participation
   promissory notes at 4% interest,
   Maturity 2006, with quarterly payments
   of $7,007                                   $55,747            $77,158

      Total term debt                       $2,024,196         $2,150,356

Less current portion of term debt             $199,258           $178,508

Term debt, excluding current portion        $1,824,938         $1,971,848


                                   Item 2
        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Financial results discussed in Item 2, Management's Discussion and Analysis or Plan of Operation, are rounded to the nearest thousands from those reported on the financial statements.

(a)   Liquidity and Capital Resources

The Company's main source of funds for the three months ended
August 31, 2004 was payments received from customers for advance payments on sugar beet equipment to be delivered in the third and fourth quarters. The increase in accounts receivable resulted from the shipments of beet service parts and beet equipment delivered in the third quarter of 2004, which are sold on special terms.

These funds were offset by a lag in production, resulting in increased inventory. The negative cash flow from operations of ($937,000) was offset through financing, specifically draws on the line of credit through West Bank, totaling $842,000. Investing activities totaled $496,000, for the purchase and installation of a new paint system, and fixturing for a new beet harvester. Long term debt was paid down by $144,000 and the remaining $83,000 was retained for future needs.

See footnote 5 in the notes to the condensed financial statements for a discussion of the Company's credit facilities.

The Company is mindful of the necessity to continue to control its costs.

(b)   Results of Operations

The third quarter net sales decreased by 11%, as compared to the same period one-year ago. This decrease was due to timing of delivery of sugar beet equipment. Last year the majority of the equipment was delivered in the third quarter, whereas this year, the majority will be delivered in the fourth quarter. Year to date net sales have increased 4%. The first nine months of 2004 revenues included increased sales from the truck body line acquired in July 2003, of $458,000, and Art's-Way's branded products of $969,000. These increases were offset by a decrease in OEM sales of $1,095,000. Art's-Way products with increased sales include land planes ($422,000), grinder mixers ($318,000), beet equipment ($15,000) and plows ($316,000), offset by various decreases in other Art's-Way Products. The increased Art's-Way sales, offset by the OEM decrease is due to a licensing agreement with Case New Holland, Inc., to sell the plows directly to dealers. In 2003 Case placed large orders that were filled in the first six months of the fiscal year. In 2004 these orders have been, and we expect them to continue to be, spread more evenly throughout the year now that the Company is selling plows directly to the dealers.

Gross profit, as a percent of sales was 27% for the quarter ended August 31, 2004 compared to 25% for the same period in 2003. Year to date through August 31, 2004, gross profit was 28% compared to 26% for the prior year. Our beet harvesting equipment was sold on a contractual basis prior to the steel price increases, consequently our gross profit suffered, as we had to absorb the steel price increase of approximately $225,000. Increasing steel prices have now been offset through Art's-Way product price increases.

We are starting to see a decline in operating expenses, as we expected, due to the consolidation of the Cherokee Truck Bodies operation into the Art's-Way manufacturing facility. Operating expenses as a percentage of sales, for the third quarter of 2004, were 18% compared to 15% for the same period of 2003. Year to date 2004, operating expenses were 21% compared to 17% for the same period of 2003. We expect the percentage of operating expenses, year to date 2004, to continue to decline in the fourth quarter. The increased operating expenses year to date in 2004, over the same period in 2003, are due to our continued developmental expenses for new products, which we expect to continue to materially increase sales. We also experienced one time expenses as a result of the physical move of Cherokee Truck Bodies, to Armstrong, Iowa.

We introduced a new sugar beet harvester with the industry's first 12 row harvesting capabilities, the units delivered in the third quarter are currently in the fields, and we have received positive customer responses, in regards to overall performance. We will also begin shipments of our next generation grinder-mixer in the fourth quarter of 2004. This new grinder-mixer has an increased capacity and a significant reduction in cycle time per feed batch. The increase in engineering expenses of $22,000 for 2004 compared to 2003, has allowed us to introduce these new product offerings that we expect to continue to improve our revenue and earnings.

Year to date selling expenses have decreased by $15,000 compared to the same period in 2003, as a result of decreased commissions for our Cherokee Truck Bodies line of products. The reduction in commissions paid has been offset somewhat through increased show expenses, as we have been attending more trade shows in the farm industry. It is our goal to enhance visibility for our Art's-Way and Cherokee Truck Bodies branded products through the strategic participation in selected trade shows.

Our year to date general and administrative expenses increased by $445,000, due to additional expenses related to the truck body line acquired in July 2003. Our operating expenses, year to date 2004, are higher when compared to the same period in 2003, in part because the 2003 results only contained two months of operations for our newly acquired truck body line.

Interest expense has increased year to date compared to 2003, by $40,000. This increase is due to the line of credit and the long term financing secured in the second quarter of 2003. Increased long term financing and the line of credit draw has allowed Art's-Way to invest in new equipment and to build inventory of key products. Other income has increased year to date by $80,000, as a result of a settlement with Agri-Dynamics, and interest income.

See (c) below for a discussion on the utilization of deferred tax assets.

The order backlog as of August 31, 2004 is $2,564,000, compared to $782,000 one year ago. Current year back log remains high in part due to beet equipment yet to be delivered; and increased sales in grinder mixers. The majority of the increase in current year backlog is the result of $1,193,000 in orders for beet equipment compared to $115,000 last year at this time, and $537,000 in feed grinders compared to $14,000 last year at this time.

(c)   Utilization of Deferred Tax Assets

At year ending November 30, 2003, we had established a deferred tax asset valuation allowance of approximately $818,000. In assessing our deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the second and third quarters of 2004 we reduced the deferred tax asset valuation allowance by $100,000, and $200,000 respectively. We also utilized another $200,000 of the deferred tax related to income before income taxes, leaving a remaining deferred tax asset valuation of approximately $318,000.

(d)   Critical Accounting Policies

The Company's critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of August 31, 2004 have remained unchanged from November 30, 2003. These policies involve revenue recognition, inventory valuation and income taxes. Disclosure of these critical accounting policies is incorporated by reference under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" in our Annual Report on Form 10-K for the year ended November 30, 2003.

                                 Item 3

                       CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation process, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Since that evaluation process was complete there have been no significant changes in disclosure controls or in other factors that could significantly affect these controls.

                    Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS

Various legal actions and claims resulting from the ordinary course of business are pending against the Company. In the opinion of management, adequate provisions have been made in the accompanying financial statements for all pending legal actions and other claims.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits:

         3.0 Certificate of Incorporation and Bylaws for Art's-Way Manufacturing, Inc. (incorporated by reference to Exhibit 3 to the Form 10-K for the year ended May 27, 1989.)
         3.1 Amendments to Bylaws of Art's-Way Manufacturing, Inc. adopted as of February 27, 2004 (incorporated by reference to Exhibit 3.1 to the Form 10-QSB for the quarter ended May 31, 2004).
        31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
        31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
        32.1   Certification of Chief Executive Officer under 18 U.S.C.
               Section 1350.
        32.2   Certification of Chief Financial Officer under 18 U.S.C.
               Section 1350.

  (b)	Reports on Form 8-K:

        Form 8-K filed July 27, 2004; Item 5, announcing change in corporate officer

        Form 8-K filed October 14, 2004; Item 8.01, regarding press release with financial information on the Company's quarter ended
        August 31, 2004