Form 10KSB
period 2004-11-30
ARTS WAY MANUFACTURING CO INC
filed 2005-02-28
CIK 7623

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON D.C.   20549

                            FORM 10-KSB
(Mark one)

[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended November 30, 2004

[ ] Transition report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from ______ to _______

Commission File No. 0-5131

                     ART'S-WAY MANUFACTURING CO., INC.
               (Name of Small Business Issuer In Its Charter)

           DELAWARE                                 42-0920725
       _________________                       ____________________
  (State or Other Jurisdiction of                (I.R.S. Employee
   Incorporation or Organization)               Identification No.)

         5556 Highway 9                               50514
        Armstrong, Iowa
       __________________                      ____________________
    (Address of Principal                           (Zip Code)
      Executive Offices)

                             (712) 864-3131
            (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

                                                            None

Securities registered pursuant to Section 12(g) of the Act:

                                                Common stock $.01 par value

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ x ]

State issuer's revenues, for its most recent fiscal year: $12,784,396.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of a specified date written the past 60 days:
$12,733,816.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of February 3, 2005, 1,938,176 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the Registrant's 2005 Annual Meeting of Stockholders to be filed within 120 days of November 30, 2004, are incorporated by reference into Part III of this form 10-KSB.


                      Art's-Way Manufacturing Co., Inc.
                          Index to Annual Report
                             on Form 10-KSB


                                                                    Page
Part I

Item 1 - Description of Business                                  3 thru 5

Item 2 - Description of Property                                      5

Item 3 - Legal Proceedings                                            5

Item 4 - Submission of Matters to a Vote of Security Holders          5

Part II

Item 5 - Market for Common Equity, Related Stockholder Matters        6
and Small Business Issuers Purchases of Equity Securities

Item 6 - Management's Discussion and Analysis or                  7 thru 12
Plan of Operation

Item 7 - Financial Statements                                         12

Item 8 - Changes in and Disagreements with Accountants                13
on Accounting and Financial Disclosure

Item 8A - Controls and Procedures                                     13

Item 8B - Other Information                                           13

Part III

Item 9 - Directors and Executive Officers of the Registrant      14

Item 10 - Executive Compensation                                      14

Item 11 - Security Ownership of Certain Beneficial Owners
and Management And Related Stockholder Markets                      14

Item 12 - Certain Relationships and Related Transactions              14

Item 13 - Exhibits, Financial Statement Schedules and
Reports on Form 8-K                                              14 thru 15

Item 14 - Principal Accountant Fees & Services                        15




PART I

Item 1.   Description of Business

   (a)   Business Development

Art's-Way Manufacturing Co., Inc. began operations as a farm equipment manufacturer in 1956. Our manufacturing plant is located in Armstrong, Iowa.

On July 28, 2003, we purchased the assets of Obeco, Inc., a manufacturer of steel truck bodies located in Cherokee, Iowa, and changed the name to Cherokee Truck Bodies, Inc. The purchase included all inventory, intellectual materials, machinery, tooling, fixtures and the company name. We also acquired the real estate loan in the amount of $165,725.

In May 2004, we moved the Cherokee Truck Bodies operation from Cherokee Iowa, to the facility in Armstong. The move reduced overhead significantly and enables us to focus on sales growth.

In August 2004, we delivered our new 6812 Sugar Beet Harvester. Sales were strong, as we introduced the industry's only 12 row harvester. End users were excited about the overall performance. In 2005 we will bring an updated model to market to enhance customer satisfaction.

In November 2004, we launched a second new product offering, our 5165 Grinder Mixer, with faster cycle times and increased capacity. Sales exceeded our expectations and we are expecting a favorable first quarter of 2005 as a result.

   (b)   Business of Issuer

We manufacture specialized farm machinery under our own and private labels and steel truck bodies under the label of Cherokee Truck Bodies.

Equipment manufactured by the Company under our own label includes: portable & stationary animal feed processing equipment and related attachments used to mill and mix feed grains into custom animal feed rations; a high bulk mixing wagon to mix animal feeds containing silage, hay, and grain; a line of mowers and stalk shredders; sugar beet and potato harvesting equipment; and a line of land maintenance equipment, edible bean equipment, moldboard plows and grain drill equipment.

Starting in fiscal 2004 we manufactured moldboard plows under our own label as per a license agreement with Case New Holland, Inc. (CNH).

Private label manufacturing of farm equipment accounted for 13% and 24% of total sales for the years ended November 30, 2004 and 2003, respectively.

Art's-Way labeled products are sold by farm equipment dealers throughout the United States. There is no contractual relationship with these dealers to distribute our products, and dealers may sell a competitor's product line.

Automotive and other dealers throughout the United States sell Cherokee Truck Bodies labeled products.

Raw materials are acquired from domestic and foreign sources and normally are readily available.

We maintain manufacturing rights on several products covering unique aspects of design and have trademarks covering product identification. We pay royalties for use of certain manufacturing rights. Our two material royalty's agreements are with CNH and Landstar, Inc. The agreement with CNH will run through September 2006, on moldboard plows. The agreement with Landstar was to run through 2007, however in February 2005 we settled for a one-time cash payment of $130,000. In our opinion, our trademarks and licenses are of value in securing and retaining business.

Sales of our agricultural products are seasonal; however, through the development of mowers, shredders and beet harvesting machinery coupled with private labeled products, the impact of seasonality has been decreased because the peak periods occur at different times. Similar to other manufacturers in the farm equipment industry, we are affected by factors peculiar to the farm equipment field, including items such as fluctuations in farm income resulting from the change in commodity prices, crop damage caused by weather and insects, government farm programs and other unpredictable variables such as interest rates.

Sales of truck bodies are somewhat seasonal, being affected by the cold months of winter when sales tend to decrease.

We have an OEM supplier agreement with CNH. Under the OEM agreement we have agreed to supply CNH's requirements for certain feed processing and service parts under CNH's label. The agreement has no minimum requirements and can be cancelled upon certain conditions. For the years ended November 30, 2004 and 2003, sales under the CNH label aggregated approximately 8% and 17%, of total sales, respectively. In 2004 the licensing agreement was changed which resulted in moldboard plow sales being shifted from CNH label to Art's-Way branded product.

Our feed processing products, including private labeled units, compete with similar products of many other manufacturers. We estimated that there are more than 15 competitors producing similar products although total market statistics are not available. Our products are competitively priced with greater diversity than most competitor product lines. Beet harvesting equipment is manufactured by three companies that have a significant impact on the market. Our share of the domestic market is estimated to be about 35%. Other products such as mowers, shredders, and grain drills are manufactured by approximately 20 other companies. We believe our products are competitively priced with above average quality and performance, in a market where price, product performance and quality are principal elements.

Another important part of our business is after market service parts that are available to keep our branded and OEM produced equipment operating to the satisfaction of the end user.

The backlog of orders booked in February 2005, was approximately $4,730,000 compared to approximately $2,212,000 a year ago. The 2003 number did not include harvester orders or blower orders. Included in the current backlog are $1,264,000 in beet equipment and $1,336,000 in blower orders. Increased sales of our new grinders pushed the production of our blowers back, and as a result the blowers remain in our backlog as opposed to 2003. Overall we are looking forward to increased sales in the first quarter.

We currently do no business with any local, state, or federal government agencies.

We are engaged in research and development work on a continual basis to improve the present products and create new products. Research and development costs for the current fiscal year were down as we moved from prototype into production. In 2005 we are expecting research and development costs to increase as we develop another beet harvester, targeted for foreign markets, and new beet defoliating equipment. All research and development costs are expensed as incurred. Such costs amounted to approximately $10,000 and $417,000 for the years ended November 30, 2004 and 2003, respectively. (See also note 1 to the financial statements).

We are subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of materials into the environment. We are in the process of installing a different paint system. This new paint system will significantly improve the quality of our paint, in terms of luster, hardness and longevity. The paint system will be located in a new location within the plant, as we redesign our workflow to optimize productivity. We are obtaining permits that will allow us to change the paint system and remain in compliance with the laws and regulations.

During the year ended November 30, 2004, we had peak employment of 86 full-time and 23 part-time employees, of which 82 were factory and production employees, 4 were engineers and engineering draftsman, 18 were administrative employees, and 5 were in sales and sales management. Employee levels fluctuate based upon the seasonality of the product line.

Our employees are not unionized. There has been no work stoppage in our history and no stoppage is, or has been, threatened. We believe our relationship with our employees is good.

Item 2. Description of Property

Our existing executive offices, production, and warehousing facilities are built of hollow clay block/concrete and contain approximately 240,000 square feet of usable space. Most of these facilities have been constructed since 1965 and are in good condition. We own approximately 127 acres of land west of Armstrong, Iowa, which includes the factory and inventory storage space. We currently lease excess land to third parties for farming.

In May 2004, the Cherokee Truck Bodies operation was relocated into excess warehousing space at our facility in Armstrong Iowa. Prior to that time, the Cherokee Truck Bodies operation was located in rented property on the northeast edge of Cherokee, Iowa, on approximately 17 acres. The plant consisted of one building, built in 1979-80, containing 42,000 square feet of production and 3,000 square feet of office space. We still held the real estate mortgage on this property, as of November 30, 2004, however in December of 2004, we settled for approximately $205,000, and we will recognize a gain on that settlement of approximately $12,000.

Item 3. Legal Proceedings

We are from time to time a party to various legal actions arising in the normal course of business. We believe that there are no threatened or pending proceedings against us that if determined adversely, would have a material adverse effect on the business or financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

   (a) Market Information

                                Per Common Stock Bid Prices by Quarter
                                    Year ended          Year ended
                                November 30, 2004    November 30, 2003
                                 High       Low       High       Low
   First Quarter                5.360      4.530     3.980      2.700
   Second Quarter               5.600      4.990     4.100      3.400
   Third Quarter                5.360      4.620     5.240      3.700
   Fourth Quarter               6.240      4.290     5.250      4.400


Our common stock trades on The NASDAQ Small Cap Stock Market under the symbol "ARTW." The range of closing bid prices shown above, are as reported by NASDAQ. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

   (b) Holders

There were approximately 461 stockholders of our common stock as of February 6, 2005.

   (c) Dividends

We have not paid a dividend during the past five years, and do not have any current plans to pay a dividend in the future. Future dividend payments are restricted by our loan covenants and will depend upon circumstances relevant at that time, including our results of operations, capital requirements and financial conditions.

   (d) Security Authorization for Issuance Under Equity Compensation Plans.

                         Number of      Weighted-average        Number of
                        securities       exercise price         securities
                       to be issued      of Outstanding     remaining available
                      upon exercise     options, Warrants       for future
                      of outstanding       and rights         issuance under
                    options, warrants                       equity compensation
                        and rights                     plans (excluding
                                                           securities reflected
                                                     in columns (a))

Equity compensation
plans approved by
security holders      (a) 45,000          (b) $2.736            (c) 20,000
Equity compensation
by security holders         --                  --                    --

Total                  45,000                --                  20,000



Item 6. Management's Discussion and Analysis or Plan of Operation

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Form 10-KSB. The matters discussed herein contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, which involve risks and uncertainties. All statements other than statements of historical information provided herein may be deemed to be forward-looking statements. Without limiting the foregoing the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include our degree of financial leverage, the factors described in Item 1 of this Form 10-KSB, risks associated with acquisitions and in the integration thereof, risks associated with supplier/OEM agreements, dependence upon the farm economy and the impact of competitive services and pricing, as well as other risks referenced from time to time in our filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

   (a) Plan of Operation

In 2005 we plan to continue growth through new product development and acquisition. In December, of fiscal year 2005, we started working with an outside engineering firm to develop a new exportable sugar beet harvester. Other projects include updating our defoliator and a self propelled sugar beet harvester. We will continue to attempt to improve our efficiencies, and to battle labor demand, through the implementation of lean manufacturing processes.

   (b) Management's Discussion and Analysis of Financial Condition and Results of Operations

   (b)(i) Critical Accounting Policies

We have identified the following accounting policies as critical to our operations.

Revenue Recognition - Revenue is recognized when risk of ownership and title pass to the buyer, generally upon the shipment of the product. In very limited circumstances, and only upon a written customer agreement, we recognize revenue upon the production and invoicing of the products.

Inventory Valuation - Inventories are stated at the lower of cost or market, and cost is determined using the first-in, first-out (FIFO) method. Management monitors the carrying value of inventories using inventory control and review processes that include, but are not limited to, sales forecast review, inventory status reports, and inventory reduction programs. We record inventory write downs to market based on expected usage information for raw materials and historical selling trends for finished goods. Write downs of inventory create a new cost basis. Additional write downs may be necessary if the assumptions made by management do not occur. We classified inventories not expected to be consumed in its manufacturing process or its parts fulfillment business within our normal operating cycle as a non-current asset in the accompanying balance sheets.

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

   (b)(ii) Results of Operations

Twelve months ended November 30, 2004 compared to the twelve months ended November 30, 2003

Our revenue of $12,784,000 for 2004 represents an 8.9% increase when compared to $11,741,000 for 2003. Our branded products increased by $1,828,000 while OEM sales decreased by $990,000. The sales of Cherokee Truck Bodies, potato harvesters and UFT products were down 61%, 100% and 27%, respectively. However, sugar beet equipment, land planes, vegetation cutting equipment, grinders, plows and ag scales were up 26%, 79%, 103%, 34%, 100% and 111%, respectively. Mills, land maintenance, and supramix equipment along with replacement parts demand remained steady. In June 2004 we had a 6.5% price increase or whole goods and another 8.0% increase in September 2004. These price increases were to offset increased steel prices and to remain competitive.

Gross profit, as a percent of sales was 28% for 2004 compared to 27% for 2003. The agricultural markets we serve are generally forecasted to remain constant in 2005, yet we anticipate that our sales and profits before tax for 2005 will increase slightly as we bring new or improved products to market.

Operating expenses in 2004 increased $325,000 from 2003. As a percent of sales, operating expenses were 20% and 19%, respectively, when comparing 2004 and 2003. In 2004 we began to produce the industries first 12 row sugar beet harvesters and a new grinder mixer with increased capacity and reduced feed batch cycle time. The transition to production of these two new products resulted in a shift from engineering expenses related to research and development to production. In 2003, we were working with an outside engineering firm, to develop the new beet harvester. Again in 2005 we will be developing new product offerings, and as a result will have increased expenses for research and development.

Selling expenses increased $202,000 from 2004 to 2003. Commissions increased commensurate with sales and accounted for 59% of the increase, or $119,000. We also attended many more farm and industry trade shows during 2004 to regain visibility of our branded products, in addition to increasing national advertising, which resulted in a $26,000 increase from 2003. We also increased the sales force for both Art's-Way and Cherokee Truck Bodies, which represents another 13% of the increased costs, or $26,000. The added sales force will represent new regions, and we believe, increase sales. As we introduced our new sugar beet harvester, we also incurred additional expenses for manuals, customer meetings to discus performance and improvements to the new machine which resulted in additional expenses over 2003 of $20,000. Travel expenses also increased $10,000, as we traveled overseas to further explore export sales.

General and administrative expenses increased by $244,000. The largest portion of the increase was related to Cherokee Truck Bodies. Cherokee Truck Bodies wage expense has increased by $48,000, however that is comparing 12 month of wages in 2004 to only 5 months in 2003. The move of Cherokee Truck Bodies cost $59,000. These two items equated to 44% of the increase. We also incurred additional engineering expenses that accounted for $53,000.

We experienced a 5% decrease in interest and other expenses in 2004 compared to 2003. Interest expense was up due to higher average loan balances by 15%, compared to 2003. This increase was offset by a 20% increase in other income due primarily to high customer deposits that we earned interest on.

Income before tax in 2004 was up 7% to 924,000 compared to 863,000 in 2003. We continue to strive to reduce costs, and are moving to a lean manufacturing environment. Profits, although higher in 2004 versus 2003, were negatively impacted in 2004 by high steel prices which were only partially absorbed by price increases, the costs associated with the consolidation of the Cherokee Truck Body's operation to Armstrong, and continued investment in more efficient manufacturing processes in our facility.

Net income of $1,402,000 year to date for 2004 compares to $1,664,000 in 2003. The decline in our net income is the result of the reduced impact in 2004 of the deferred tax valuation allowance adjustment that was recognized in 2004 versus 2003. Such adjustments accounted for $507,000 and $818,000 of the income tax benefit recognized in 2004 and 2003 respectively. At November 30, 2004, our deferred tax valuation allowance was reduced to $41,000.

We believe as of 2004, our overall company has strengthened significantly through the consolidation of manufacturing facilities and new product offerings. Our backlog is $4,730,000 as of February 2005, representing a 114% increase over the same period a year ago. The increase is driven primarily from orders of sugar beet equipment and feed grinders. We are expecting an improved first half of 2005 due to the increased backlog, as well as improvements related to the initiatives to improve our operations as discussed above.

(b)(iii) Liquidity and Capital Resources

Twelve months ended November 30, 2004

Our main sources of funds were obtained from our line of credit with West Bank. These funds were used to purchase fixed assets, with the balance used towards working capital. Capital expenditures for the year ended November 30, 2004 were $563,000 consisting mainly of two major expenditures. We purchased a new paint line costing $330,000 and are in the installation process. We also invested $113,000 in tooling for the new 6812 sugar beet harvester. These two items totaled 80% of our capital expenditures in 2004.

Inventories increased significantly over the last year; $6,298,000 compared to $3,447,000 in 2003. This was partially due to the significant increase in steel price during 2004. Nearly our entire inventory is steel based; we estimate that 20% of the increase was driven by steel prices. We are also carrying approximately $1,000,000 of inventory related to our sugar beet harvesters. We had intended for a large build in 2004, however as we moved our new harvester from prototype to production, we ran into typical transition issues. We will consume all carry over inventory in the 2005 build of harvesters. At the end of 2004 we also purchased large amounts of raw steel for our grind mixer build, the build was delayed slightly and the units were not shipped until 2005. We will work to bring down our inventory value in 2005. This demand on cash was partially offset by the increase in accounts payable related to these inventory purchases.

Accrued expenses are up as a result of rising insurance costs and increased commissions' payable due to increased sales in November.

Twelve months ended November 30, 2003

Our main sources of funds were obtained from long-term financing and improved profitability. Funds from long-term financing were used to payoff existing debt, with the balance used towards working capital.

The positive cash flow from operations was used for the acquisition of the assets of Obeco, Inc. and its real estate loan. Capital expenditures for the year ended November 30, 2003 were $218,000.

Capital Resources

We have long-term financing through West Bank. Credit facilities consist of two loan agreements totaling $5,500,000.

Facility #1 is a revolving line of credit for $2,500,000 with advances funding the working capital, letter of credit and corporate credit card needs that mature on March 31, 2005, however, we are in the process of securing an extension for an additional year. The interest rate is West Bank's prime interest rate plus 1%, adjusted daily. Monthly interest only payments are required and the unpaid principal is due on the maturity date. Collateral consists of a first position on assets owned by the Company including, but not limited to inventories, accounts receivable, machinery and equipment. The draw on the line of credit financed part of the increase in inventory. As of November 30, 2004 and 2003, the Company had borrowed $870,071 and $0, respectively, against Facility #1.

Facility #2 is long-term financing for up to $3,000,000 that is supported by a guarantee issued by the United States Department of Agriculture (USDA) for 75% of the loan amount outstanding. The loan for $2,000,000 refinanced existing debt to UPS Capital (approximately $1,500,000), financed equipment (approximately $250,000), provided permanent working capital (approximately $500,000) and satisfied closing costs (approximately $50,000). Approximately $700,000 will be reserved for future acquisitions. The variable interest rate is West Bank's prime interest rate plus 1.5%, adjusted daily, monthly principle and interest payments are amortized over 20 years with final maturity date of March
31, 2023. We have an additional $1,000,000 which at November 30, 2004, had not been drawn on, we did draw this amount in January, 2005. We intend to use it for new product development. Collateral for Facility #2 is primarily real estate with a second position on assets of Facility #1.
The USDA subordinates collateral rights in all assets other than real estate in an amount equal to West Bank's other credit commitments. As of November 30, 2004 the outstanding balance on Facility #2 was $1,836,565 compared to $1,950,975 at November 30, 2003.

J. Ward McConnell, Jr. was required to personally guarantee Facility #1 and Facility #2 on an unlimited and unconditional basis. The guarantees of Facility #1 and Facility #2 shall be reduced after the first three years to a percentage representing his ownership of the Company. Mr. McConnell's guarantees shall be removed from Facility #1 and Facility #2 in the event that his ownership interest in the Company is reduced to a level less than 20% after the first three years of the loan. The Company compensates Mr. McConnell for his personal guarantees at an annual percentage rate of 2% of the outstanding balances paid monthly. Guarantee fee payments to Mr. McConnell were approximately $47,000 and $26,000, for the years ended November 30, 2004, and 2003, respectively.

Other terms and conditions of both facilities include providing monthly internally prepared financial reports including accounts receivable aging schedules and borrowing base certificates and year-end audited financial statements. The borrowing bases shall limit advances from Facility #1 to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and 50% of work-in-process inventory plus 40% of appraisal value of machinery and equipment. Covenants include, but are not limited to, restrictions on debt service coverage ratio, debt/tangible net worth ratio, current ratio, capital expenditures, and tangible net worth. During the year ended November 30, 2004, we violated the restriction on capital expenditures. Under our loan agreement the lender would have the right to call the loan and/or increase the interest rate by three percentage points. As stated above, we provide West Bank with monthly financial statements, the cash flow statement was supplied to them on a monthly basis, they were fully aware of the amount of capital expenditures we had incurred throughout the year. The bank views this spending favorably, and waived the covenant.



   Contractual Obligations

                                       Payments due by period
                      Total     < 1 yr    1-3 yrs   3-5 yrs    >5 yrs
Long-term debt            1,962,916   174,674   275,664   252,216   1,260,362
Capital lease obligation            0         0         0         0           0
Operating lease obligation     10,800     3,600     7,200         0           0
Purchase Obligations           80,000    80,000         0         0           0
Other                               0         0         0         0           0
Total                       2,053,716   258,274   282,864   252,216   1,260,362

Our current ratio and its working capital are as shown in the following table:

                    November 30, 2004       November 30, 2003
Current Assets                $7,946,007              $5,565,838
Current Liabilities             2,513,444               1,018,055
Working Capital                $5,432,563              $4,547,783

Current Ratio                      3.2                     5.5


   (b)(iv)Utilization of Deferred Tax Assets

At November 30, 2004 and 2003, we had established a deferred tax asset valuation allowance of approximately $41,000 and $818,000, respectively. In assessing our deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In 2004 and 2003 we utilized a portion of our net operating loss carry forward. Beginning in fiscal 2005, we anticipate that our financial results will reflect the accrual of income tax expenses, as opposed to 2004 and 2003 when we recorded a net tax benefit.

For tax purposes, we had available at November 30, 2004, net operating loss carry forwards of approximately $1,581,000 which will begin to expire in the year 2013. We also had approximately $128,000 of research and development credits and $41,000 of state tax credits which begin to expire in the 2012 and 2007, respectively. We also had $28,000 in AMT credits that will not expire.

   (b)(v) Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

   (b)(vi) See recently issued accounting pronouncements discussed in Item
7, F-10

   (b)(vii) Quarterly Data

Although not required by Form 10-KSB, we are providing a quarterly data table in Note 15 to the accompanying financial statements describing a shift in sales and income between our first and second quarters in 2004 and 2003.
This restatement does not affect yearly results and has the effect of shifting earning per share from the first to the second quarter of three cents per share.

Item 7 Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Art's-Way Manufacturing Co., Inc.
Armstrong, Iowa

We have audited the accompanying consolidated balance sheets of Art's-Way Manufacturing Co., Inc. and subsidiary as of November 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Art's-Way Manufacturing Co., Inc. and subsidiary as of November 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.


Des Moines, Iowa
January 7, 2005

McGladrey & Pullen, LLP is an independent member firm of RSM
International, an affiliation of separate and independent legal entities.


                      ART'S-WAY MANUFACTURING CO., INC.

                            Table of Contents


                                                                      Page

Statements of Operations -
    Years ended November 30, 2004 and 2003                            F-3

Balance Sheets -
     November 30, 2004 and 2003                       F-4

Statements of Stockholders' Equity -
     Years ended November 30, 2004 and 2003                           F-5

Statements of Cash Flows -
     Years ended November 30, 2004 and 2003                      F-6

Notes to Financial Statements -
     Years ended November 30, 2004 and 2003                        F-7 - F-18





                             ART'S-WAY MANUFACTURING CO., INC.
                           Consolidated Statements of Operations
                          Years ended November 30, 2004 and 2003

                                                   2004                     2003
Net sale                              $12,784,396    $11,741,478
Cost of goods sold                9,186,971        8,519,896
Gross profit                              3,597,425        3,221,582
Expenses:
    Engineering                            189,587              310,715
    Selling                                      734,141            531,769
    General and administrative       1,581,458         1,337,662
Total expenses                        2,505,186         2,180,146
Income from operations       1,092,239          1,041,437
Other income (expense):
                Interest expense          (180,013)           (156,113)
                Other                              11,416              (22,119)
Total other expense                     (168,597)            (178,232)
Income before income taxes       923,642            863,205
Income tax (benefit)                      (478,631)           (800,643)
Net income                                 $1,402,273      $1,663,848
Net income per share:
         Basic                                   $0.72                $0.86
         Diluted                                   0.72                   0.85



See accompanying notes to consolidated financial statements.



                            ART'S-WAY MANUFACTURING CO., INC.
                               Consolidated Balance Sheets
                               November 30, 2004 and 2003

Asset                         2004                        2003
Current assets:
Cash                               $116,001            $800,052
Accounts receivable-customers,
net of allowance for doubtful
accounts of $30,417 and $39,250
in 2004 and 2003, respectively                 737,008               885,890
Inventories, net                   6,298,049              3,446,711
Deferred taxes                         539,000               283,000
Real estate loan receivable                 165,725                      -
Other current assets               90,224                 150,185
    Total current assets                        7,946,007            5,565,838
Property, plant, and equipment, net      1,308,088            1,018,910
Inventories, noncurrent                          459,792               483,432
Real estate loan receivable            -                       165,725
Deferred taxes                           786,000               535,000
Other assets                        146,006                192,932
    Total assets                      $10,645,893          $7,961,837
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable to bank               $870,071                 $    -
Current portion of term debt                   174,674              178,508
Accounts payable                       536,929                 83,874
Customer deposits                  77,975                  53,556
Accrued expenses                  853,795               702,117
    Total current liabilities           2,513,444            1,018,055
Long-term liabilities                   144,766                174,766
Term debt, excluding current portion         1,788,242             1,971,848
    Total liabilities                     4,446,452            3,164,669
Stockholders equity:
Common stock  $0.01 par value.
Authorized 5,000,000 shares;
issued 1,938,176 shares in 2003
and 2002                                   19,382                   19,382
Additional paid-in capital           1,634,954              1,634,954
    Retained earnings                4,545,105              3,142,832
    Total stockholders equity        6,199,441              4,797,168
    Total liabilities and
    stockholders equity           $10,645,893              $7,961,837

See accompanying notes to consolidated financial statements.

                             ART'S-WAY MANUFACTURING CO., INC.
                            Statements of Stockholders Equity
                          Years ended November 30, 2004 and 2003

                                        Additional
                 Number of  Stated/    paid-in   Retained  Treasury
                  shares   par value   capital   earnings   stock     Total
Balance, November 30, 2002
                1,938,176  $19,382  $1,634,954  $1,478,984   $-  $3,133,320
Net income              -        -          -  1,663,848    -     1,663,848
Balance,  November 30, 2003
                1,938,176  19,382  1,634,954 3,142,832    -     4,797,168
Net income              -        -     -   1,402,273    -     1,402,273
Balance, November 30, 2004
                1,938,176 $19,382 $1,634,954 $4,545,105 $-     $6,199,441



See accompanying notes to consolidated financial statements.


                             ART'S-WAY MANUFACTURING CO., INC.
                            Consolidated Statements of Cash Flows
                           Years ended November 30, 2004 and 2003

                                              2004                     2003
Cash flows from operations:
Net income                             $1,402,273         $1,663,848
Adjustments to reconcile net
  income to net cash
  provided by operating activities:
  Loss on sale of property, plant,
  and equipment                            7,134                     -
  Depreciation and amortization            311,314            278,962
  Deferred income taxes                (507,000)         (818,000)
  Changes in assets and liabilities,
  net of Obeco acquisition:
  (Increase) decrease in:
  Accounts receivable                   148,882            (292,945)
  Inventories                              (2,827,698)            327,424
  Other current assets               59,961              (54,800)
  Other, net                                   (30,000)             (29,521)
  Increase (decrease) in:
  Accounts payable                  453,055            (439,618)
  Customer deposits                    24,419            (196,200)
  Accrued expenses                  151,678               71,145
    Net cash provided by/(used in) operating
      activities                     (805,982)           510,295
Cash flows from investing activities:
  Purchases of property, plant, and equipment     (563,116)          (217,513)
  Purchase of assets of Obeco, Inc.          -            (355,998)
  Purchase of real estate loan           -              (165,725)
  Proceeds from sale of property,
  plant, and equipment           2,416              -
   Net cash (used in) investing
   activities               (560,700)          (739,236)
Cash flows from financing activities:
  Proceeds from Line of Credit              870,071              -
  Payments of notes payable to bank           (187,440)          (319,222)
  Principal payments on term debt                    -                  -
    and long-term liabilities                   -              (727,143)
  Proceeds from term debt              -                     2,000,000
    Net cash provided by
    financing activities                  682,631              953,635
    Net increase/(decrease) in cash          (684,051)           724,694
Cash at beginning of period                       800,052               75,358
Cash at end of period                   $116,001           $800,052

Supplemental disclosures of
  cash flow information:
Cash paid/(received) during the period for:
    Interest                     $177,049           $136,568
    Income taxes                     (8,323)                5,841

Supplemental disclosures of
  noncash investment and
  financing activities:
    Obeco acquisition:
    Inventories                                   $ -              $250,351
    Property, plant and equipment                   -               105,647
                                                 $ -              $355,998

See accompanying notes to consolidated financial statements.


(1)Summary of Significant Accounting Policies

(a) Nature of Business

Art's-Way Manufacturing Co., Inc. and subsidiary (the Company) are primarily engaged in the fabrication and sale of metal products in the agricultural sector of the United States economy. Major product offerings include animal feed processing equipment, sugar beet and potato harvesting equipment, land maintenance equipment, finished mowing and crop shredding equipment, seed planting equipment and truck bodies. A significant part of the Company's business is supplying hay blowers to several original equipment manufacturers (OEMs). Another important part of the Company's business is after market service parts that are available to keep its branded and OEM produced equipment operating to the satisfaction of the end user of the Company's products.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of Art's-Way Manufacturing Co., Inc. and its wholly-owned subsidiary, Cherokee Truck Bodies, Inc., which was formed during the year ended November 30, 2003. All material inter-company accounts and transactions are eliminated in consolidation.

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

(d) Inventories

Inventories are stated at the lower of cost or market, and cost is determined using the first-in, first-out (FIFO) method. Management monitors the carrying value of inventories using inventory control and review processes that include, but are not limited to, sales forecast review, inventory status reports, and inventory reduction programs. The Company records inventory write downs to market based on expected usage information for raw materials and historical selling trends for finished goods. Additional write downs may be necessary if the assumptions made by management do not occur. The Company has classified inventories not expected to be consumed in its manufacturing process or its parts fulfillment business within the Company's normal operating cycle as a non-current asset in the accompanying balance sheets. Non-current assets are those inventory items which have had very little or no activity in the last three years. These non-current assets consist primarily of manufactured and purchased parts.

(e) Property, Plant, and Equipment

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

(g) Revenue Recognition

Revenue is recognized when risk of ownership and title pass to the buyer, generally upon the shipment of the product. In very limited circumstances, and only upon a written customer agreement, we recognize revenue upon the production and invoicing of the products.

(h) Research and Development

Research and development costs are expensed when incurred. Such costs approximated $10,000 and $417,000 for the years ended November 30, 2004, and 2003, respectively.

(i) Income Per Share

Basic net income per common share has been computed on the basis of the weighted average number of common shares outstanding. Diluted net income per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.


Basic and diluted earnings per common share have been computed based on the following as of November 30, 2004 and 2003:

                                         2004           2003

Basic:
  Numerator, net income              $ 1,402,273    $ 1,663,848
  Denominator, average
   number of common shares
   outstanding                         1,938,176      1,938,176
  Basic earnings per common share    $    0.72    $      0.86
Diluted
  Numerator, net income              $ 1,402,273    $ 1,663,848
  Denominator, average
   number of common
   outstanding                         1,938,176      1,938,176

Effect of dilutive stock options          20,281         16,232
                                       1,958,457      1,954,408
Diluted earnings per common share    $    0.72    $      0.85


(j) Stock Based Compensation

The Company accounts for stock options in accordance with the provisions of APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Accordingly, the Company has not recognized compensation expense for its options granted. Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, permits entities to recognize as expense over the vesting period by the fair value of all stock-based awards on the date of grant. SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and income per share disclosure for employee stock option grants, as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123. Since the Company applies APB Opinion No. 25 in accounting for its plans, no compensation cost has been recognized for its stock options in the financial statements. Had the Company recorded compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                              November 30,        November 30,
                                 2004                2003

Net income:
   As reported                $ 1,402,273        $ 1,663,848
Deduct: Total stock-based
 employee compensation
 expense determined under
 fair value based method
 for all awards, net of
 related tax effects          (13,332)           (13,332)
   Pro forma                    1,388,941          1,650,516

Basic earnings per share:
   As reported                $      0.72        $      0.86
   Pro forma                         0.72               0.85
Diluted earnings per share:
   As reported              $      0.72        $      0.85
   Pro forma                         0.71               0.84

See Note 10 for disclosure of significant assumptions used to determine pro forma stock-based employee compensation expenses.

(k) Use of Estimates

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

(l) Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). The Company adopted SFAS 150 on July 1, 2003 and such adoption did not have a material effect on its financial position or results of operations. The effective date of SFAS No. 150 has been indefinitely deferred by the FASB for certain mandatory redeemable instruments when certain criteria are met. The Company has no instruments subject to these provisions.

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

The interpretations of FIN 46 and its application to various transaction types and structures are evolving. Management continuously monitors emerging issues related to FIN 46, some of which could potentially impact the Company's financial statements. We are not aware of any VIEs.

The Financial Accounting Standards Board (FASB) has issued Statement No. 123 (Revised), Share-Based Payment (FAS 123(R)). This Statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments, or that may be settled by the issuance of those equity instruments. Statement No. 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. FAS 123(R) replaces existing requirements under FASB Statement No. 123, Accounting for Stock-Based Compensation, and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees. For the Company, the Statement is effective as of the first interim or annual reporting period that begins after December 15, 2005. The Company is assessing the effects of FAS 123(R).

The Financial Accounting Standards Board (FASB) has issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement clarifies that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs should be classified as current-period charges, regardless of whether they meet the criterion of "so abnormal." Also, this Statement requires the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. The Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are assessing the effects of FAS 151.

(2) Allowance for Doubtful Accounts

A summary of the Company's activity in the allowance for doubtful accounts is as follows:

                                     2004           2003

Balance, beginning                $ 39,250       $ 50,000
  Provision charged to expense      16,100         18,800
  Less amounts charged-off         (24,933)       (29,550)
Balance, ending                   $ 30,417       $ 39,250


(3) Inventories

Major classes of inventory are:

                                     2004            2003
Raw materials                    $ 2,867,914    $   744,549
Work in process                    1,495,985        805,142
Finished goods                     2,393,942      2,380,452
                                 $ 6,757,841$ 3,930,143

Inventories as of November 30, 2004 and 2003 are stated net of a reserve for slow moving inventory of approximately $1,071,000 and $954,000, respectively.

(4) Property, Plant, and Equipment Major classes of property, plant, and equipment are:

                                         2004             2003
Land                                  $   180,909     $   180,909
Buildings and improvements        2,679,055       2,639,416
Manufacturing machinery and equipment   8,516,686       8,019,299
Trucks and automobiles                    104,016          89,626
Furniture and fixtures                    119,882         119,882
                                       11,600,548      11,049,132
Less accumulated depreciation          10,292,460      10,030,222
Property, plant and equipment         $1,308,088     $1,018,910

(5) Accrued Expenses Major components of accrued expenses are:

                                             November 30,
                                         2004          2003
Salaries, wages, and commissions      $ 412,663       $ 366,842
Accrued warranty expense                119,912          59,207
Other                                   321,220         276,068
                                      $853,795       $ 702,117

(6) Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is 1 year from date of purchase. The Company's warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. Changes in the Company's product warranty liability for the years ended November 30, 2004, and 2003 are as follows:

                                        2004            2003
Balance, beginning                   $  59,207         $  60,232
Settlements made in cash or in-kind   (158,216)         (113,705)
Warranties issued                      218,921           112,680
Balance, ending                      $ 119,912         $  59,207

(7) Loan and Credit Agreements

We have long-term financing through West Bank. Credit facilities consist of two loan agreements totaling $5,500,000.

Facility #1 is a revolving line of credit for $2,500,000 with advances funding the working capital, letter of credit and corporate credit card needs that mature on March 31, 2005. The interest rate is West Bank's prime interest rate plus 1%, adjusted daily. Monthly interest only payments are required and the unpaid principal is due on the maturity date. Collateral consists of a first position on assets owned by the Company including, but not limited to inventories, accounts receivable, machinery and equipment. The draw on the line of credit financed part of the increase in inventory. As of November 30, 2004 and 2003, the Company had borrowed $870,071 and $0, respectively, against Facility #1.

Facility #2 is long-term financing for up to $3,000,000 that is supported by a guarantee issued by the United States Department of Agriculture (USDA) for 75% of the loan amount outstanding. The loan for $2,000,000 refinanced existing debt to UPS Capital (approximately $1,500,000), financed equipment (approximately $250,000), provided permanent working capital (approximately $500,000) and satisfied closing costs (approximately $50,000). Approximately $700,000 will be reserved for future acquisitions. The variable interest rate is West Bank's prime interest rate plus 1.5%, adjusted daily, monthly principle and interest payments are amortized over 20 years with final maturity date of March 31, 2023. We have an additional $1,000,000 which at November 30, 2004, had not been drawn on. The variable interest rate will be West Bank's prime interest rate plus 1.5%, adjusted daily. Monthly principal and interest payments are amortized over 20 years, at which time the loan matures. Collateral for Facility #2 is primarily real estate with a second position on assets of Facility #1. The USDA subordinates collateral rights in all assets other than real estate in an amount equal to West Bank's other credit commitments. As of November 30, 2004 the outstanding balance on Facility #2 was $1,836,565 compared to $1,950,975 at November 30, 2003.

J. Ward McConnell, Jr. was required to personally guarantee Facility #1 and Facility #2 on an unlimited and unconditional basis. The guarantee of Facility #2 shall be reduced after the first three years to a percentage representing his ownership of the Company. Mr. McConnell's guarantee shall be removed from Facility #2 in the event that his ownership interest in the Company is reduced to a level less than 20% after the first three years of the loan. The Company compensates Mr. McConnell for his personal guarantee at an annual percentage rate of 2% of the outstanding balance to be paid monthly. Guarantee fee payments to Mr. McConnell were approximately $47,000 and $26,000, for the years ended November 30, 2004, and 2003, respectively.

Other terms and conditions of both facilities include providing monthly internally prepared financial reports including accounts receivable aging schedules and borrowing base certificates and year-end audited financial statements. The borrowing bases shall limit advances from Facility #1 to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and 50% of work-in-process inventory plus 40% of appraisal value of machinery and equipment. Covenants include, but are not limited to, restrictions on debt service coverage ratio, debt/tangible net worth ratio, current ratio, limitation on capital expenditures, and tangible net worth. During the year ended November 30, 2004, and 2003, the Company violated certain debt covenants that were waived.

A summary of the Company's term debt is as follows:

                                          2004             2003
West Bank Facility #2 loan payable
in monthly installments of $17,776
including interest at Bank's prime
rate plus 1.5%                      $ 1,836,565      $ 1,950,975

State of Iowa Community Development
Block Grant promissory note at 0%
interest, maturity 2006 with quarterly
principal payments of $11,111              77,778          122,223

State of Iowa Community Development
Block Grant local participation
promissory notes at 4% interest,
maturity 2006, with quarterly payments
of $7,007                                  48,573           77,158

Total term debt                        1,962,916        2,150,356
Less current portion of term debt         174,674          178,508
Term debt, excluding current portion  $ 1,788,242      $ 1,971,848

A summary of the minimum maturities of term debt follows for the years ending November 30:

              Year:                Amount
              2005                  $   174,674
              2006                      160,869
              2007                      114,795
              2008                      122,179
              2009                      130,037
           Thereafter                 1,260,362
                                    $ 1,962,916

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

             Year:                                Amount
             2005                              $  60,000
             2006                                 30,000
             2007                                160,000
     Total minimum royalty payments              250,000
     Less amount representing discount (9%)       45,234
     Present value of minimum royalty payments   204,766
     Less current portion, classified as
          accrued expenses                  60,000
     Long-term liabilities                     $ 144,766


(9) Employee Benefit Plans

The Company sponsors a defined contribution 401(k) savings plan which covers substantially all full-time employees who meet eligibility requirements. Participating employees may contribute as salary reductions a minimum of 4% of their compensation up to the limit prescribed by the Internal Revenue Code. The Company may make matching contributions at a discretionary percent upon approval from the Board of Directors. No contributions were made by the Company in the years ended November 30, 2004 and 2003.

(10)Stock Option Plans

Under the 2001 Director Option Plan, stock options may be granted to non-employee directors to purchase shares of common stock of the Company at a price not less than fair market value at the date the options are granted. Non-employee directors who have served for at least one year are automatically granted options to purchase 5,000 shares of common stock. Options granted are nonqualified stock options. The option price, vesting period, and term are set by the Compensation Committee of the Board of Directors of the Company. Options for an aggregate of 50,000 common shares may be granted under the Plan. Each option will be for a period of 10 years and may be exercised at a rate of 25% at the date of grant and 25% on the first, second, and third anniversary date of the grant on a cumulative basis. At November 30, 2004, the Company had approximately 20,000 shares available for issuance pursuant to subsequent grants under the 2001 Director Option Plan.

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

A summary of changes in the stock option plans is as follows:

                                                 November 30
                                                2004       2003
Options outstanding at beginning of period     45,000     40,000
Granted                                             -      5,000
Options outstanding at end of period           45,000     45,000
Options price range for the period             $ 2.32     $ 2.32
                                                  to         to
                                               $ 3.50     $ 3.50
Options exercisable at end of period           41,250     30,000

At November 30, 2004, and 2003, the weighted-average remaining contractual life of options outstanding was 6.4 years and, 7.8 years respectively, and the weighted-average exercise price was $2.74, respectively. The weighted-average exercise price for options exercisable at November 30, 2004 was $2.69.

The per share weighted-average fair value of stock options granted in the year ended November 30, 2003, was $2.30, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0.0%, risk-free interest rate
4.25%, expected volatility factor of 30.01%, and an expected life of 10 years.

(11) Income Taxes

Total income tax (benefit) for the years ended
November 30, 2004, and 2003 consists of the following:

                                          November 30
                                       2004          2003
Current:
   Federal                         $  10,589             -
   State                              17,780        17,357
                                      28,369        17,357

Deferred:
   Federal                          (507,000)     (818,000)
   State                                   -             -
                                    (507,000)     (818,000)
                                  $ (478,631)     (800,643)


The reconciliation of the statutory Federal income tax rate and the effective tax rate are as follows:

                                           November 30
                                        2004          2003
Statutory federal income tax rate       34.0 %        34.0 %
(Decrease) due primarily to change
 in valuation allowance               (85.9)       (126.8)
                                       (51.9)%       (92.8)%

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets at November 30, 2004 and 2003 are presented below:

                                           November 30
                                        2004          2003
Deferred tax assets:
  Net operating loss carry forwards  $ 538,000   $ 880,000
  Tax credits                          197,000       160,000
  Accrued expenses                     101,000        57,000
  Inventory capitalization             155,000       160,000
  Asset reserves                       375,000       339,000
  Property, plant, and equipment     -        40,000
      Total deferred tax assets      1,366,000     1,636,000
  Less valuation allowance              41,000       818,000
      Net deferred tax assets      $ 1,325,000   $ 818,000


For tax purposes, the Company has available at November 30, 2004, net operating loss carry forwards of approximately $1,581,000 which will begin to expire in the year 2020.

The Company has approximately $128,000 of research and development credits, $41,000 of state tax credits, and $28,000 of ATM credits. The R&D and state tax credits will begin to expire in 2012 and 2007, respectively. The Company has established a deferred tax asset valuation allowance of approximately $41,000 and $818,000 at November 30, 2004 and 2003, respectively, due to the uncertainty of realizing its deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

(12) Credit Concentration

The Company's sales to one major OEM were $980,728 and $1,517,747 for the years ended November 30, 2004, and 2003, respectively. Accounts receivable from this customer are unsecured, and were $95,027 and $56,262 at November 30, 2004 and 2003, respectively. The Company's sales to one major dealership were $914,482 and $1,398,898 for the years ended November 30, 2004, and 2003, respectively. Accounts receivable from this customer are unsecured, and were $0 and $157,162 at November 30, 2004 and 2003, respectively.

(13) Disclosures About the Fair Value of Financial Instruments

SFAS 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At November 30, 2004 and 2003, the carrying amount approximates fair value for cash and cash equivalents, accounts receivable, accounts payable, notes payable to bank, term debt, and other current and long-term liabilities. The carrying amounts approximate fair value because of the short maturity of these instruments. The fair value of the Company's installment term loan payable also approximates fair value because the interest rate is variable as it is tied to the lender's national money market rate.

(14) Litigation and Contingencies

Various legal actions and claims are pending against the Company. In the opinion of management adequate provisions have been made in the accompanying financial statements for all pending legal actions and other claims.

(15) Quarterly Data Table (unaudited)

Presented below is restated information related to our results for the first and second quarters of fiscal 2004 and 2003.

In early 2005 we discovered an error in our first quarter revenue recognition related to a sales arrangement with a specific customer. These sales were recorded in the first quarter of both 2004 and 2003; however, the sales should have been recorded in the second quarter in each of those years. This matter affects only the results between the first and second quarters and does not affect results for fiscal years 2004 and 2003.

The table below presents sales, net income and diluted earnings per share as originally reported on form 10-QSB and restated amounts revised for the matter described in the previous paragraph. For 2004, sales between the quarters are adjusted by $268,000, net income by $62,000 and earnings per share by $0.03. For 2003 the amounts are adjusted by $274,000, $72,000 and $0.03, respectively.

Fiscal year 2004                Quarter 1    Quarter 2   Quarter 3   Quarter 4

Sales as originally reported   $ 2,892,000   2,917,000   3,399,000   3,576,000
Sales as revised               $ 2,624,000   3,185,000   3,399,000   3,576,000

Net Income as
originally reported            $    86,000     256,000     485,000     575,000
Net Income as revised          $    24,000     318,000     485,000     575,000

Earnings per share as
originally reported            $      0.04        0.13        0.25        0.29
Earnings per share as revised  $      0.01        0.16        0.25        0.29

Fiscal year 2003

Sales as originally reported   $ 2,579,000   2,510,000   3,808,000   2,844,000
Sales as revised               $ 2,305,000   2,784,000   3,808,000   2,844,000

Net Income as
originally reported            $   113,000     262,000   323,000     966,000
Net Income as revised          $    41,000     334,000   323,000     966,000

Earnings per share as
originally reported            $      0.06        0.13        0.17        0.49
Earnings per share as revised  $      0.03        0.16        0.17        0.49

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 8A. Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

Not Applicable

                           PART III

Item 9. Directors and Executive Officers of the Registrant.

The information required by Item 9 is incorporated by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after November 30, 2004.

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller. A copy of the Code of Ethics may be obtained free of charge by writing to us at the following address:
                  Art's-Way Manufacturing Co., Inc.
                          5556 Highway 9
                        Armstong, IA 50514

Item 10. Executive Compensation.

The information required by Item 10 is incorporated by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after November 30, 2004.

Item 11. Security Ownership of Certain Beneficial Owners & Management and Related Stockholder Markets.

The information required by Item 11 is incorporated by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after November 30, 2004.

Item 12. Certain Relationships and Related Transactions.

The information required by Item 12 is incorporated by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after November 30, 2004.

Item 13. Exhibits.

Index to Exhibits

NumberExhibit Description

2     Agreement & Plan of Merger for Reincorporation of Art's-Way
      Manufacturing Co., Inc., in Delaware. Incorporated by reference to
      Exhibit 2 of Annual Report on Form 10-K for the year ended May 27, 1989.
3     Certificate of Incorporation and By-laws for Art's-Way
      Manufacturing Co., Inc. Incorporated by reference to Exhibit 3 of Annual Report on Form 10-K for the year ended May 27, 1989.
3.1   Amendments to Bylaws of Art's-Way Manufacturing Co., Inc. Incorporated
      by reference to Exhibit 3.1 to the Form 10-QSB for the quarter ended
      May 31, 2004
10 Incorporated by reference to the material contracts filed as Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended May 30, 1991.
10.1 Art's-Way Manufacturing Co., Inc. 401(k) Savings Plan. Incorporated by reference to Exhibit 28 (a) to the Art's-Way Manufacturing Co., Inc. Registration Statement on Form S-8 filed on October 23, 1992.
10.2 Art's-Way Manufacturing Co., Inc. Employee Stock Option Plan (1991). Incorporated by reference to Exhibit "A" to Proxy Statement for
      Annual Meeting of Stockholders held on October 15, 1991.
10.3 Art's-Way Manufacturing Co., Inc. Director Stock Option Plan (2001). Incorporated by reference as Exhibit 10.3.1 of the Annual Report on Form 10-K for the fiscal year ended November 30, 2002.
10.4 Asset Purchase Agreement between the Company and J. Ward McConnell, Jr., and Logan Harvesters, Inc. Incorporated by reference to Current Report on Form 8-K dated September 6, 1996.
10.5 Agreement dated February 12, 2002 between the Company and J. Ward McConnell, Jr., purchase of 640,000 shares of common stock. Incorporated by reference to Current Report on Form 8-K filed February 22, 2002.
10.6 Forbearance Agreement and Fifteenth Amendment to Loan and Security Agreement dated January 31, 2003 between the Company and UPS Capital Corporation. Incorporated by reference to the Form 10-Q for the quarter ended February 28, 2003.
10.7 Long-term Financing Agreement dated April 25, 2003 between the Company and West Des Moines State Bank. Incorporated by reference to the Form 10-Q for the quarter ended May 31, 2003.
10.8 Asset Purchase Agreement between the Company and Obeco Truck Body, Inc. Incorporated by reference to the Form 10-Q filed for the quarter ended August 31, 2003.
23    Consent of McGladrey & Pullen, LLP
31.1 Certification of Chief Executive Officer under the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer under the Section 302 of the Sabanes-Oxley Act of 2002.
32.1  Certification of Chief Executive Officer under 18 U.S.C. Section 1350.
32.2  Certification of Chief Financial Officer under 18 U.S.C. Section 1350.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after November 30, 2004.

                   Art's-Way Manufacturing Co., Inc.
                              Exhibit Index


Exhibit 23 - Consent of McGladrey & Pullen, LLP.

Exhibit 31.1 - Certification of Chief Executive Officer under the Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2 - Certification of Chief Financial Officer under the Section 302 of the Sabanes-Oxley Act of 2002.
Exhibit 32.1 - Certification of Chief Executive Officer under 18 U.S.C.
               Section 1350.
Exhibit 32.2 - Certification of Chief Financial Officer under 18 U.S.C.
               Section 1350.

                                 Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ART'S-WAY MANUFACTURING CO., INC.

By: _________________________________By:________________________________
    John C. Breitung                       Carrie L. Majeski
    Chief Executive Officer                Chief Financial Officer
    Date:____________________________      Date:___________________________


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

______________________________           February 28, 2005
J. Ward McConnell, Jr.                           Date
Chairman of the Board and Director

______________________________           February 28, 2005
David R. Castle                                  Date
Director

______________________________           February 28, 2005
George A. Cavanaugh, Jr.                         Date
Director

______________________________           February 28, 2005
James L. Koley                                   Date
Director

______________________________           February 28, 2005
Douglas McClellan                                Date
Director

_____________________________           February 28, 2005
Marc H. McConnell                                Date
Director

_____________________________           February 28, 2005
Thomas E. Buffamante                             Date
Director