Form 10QSB
period 2005-02-28
ARTS WAY MANUFACTURING CO INC
filed 2005-04-08
CIK 7623

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                    _________________________________

                              FORM 10-QSB

     (Mark One)

[x]  Quarterly report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934	For the quarter ended February 28, 2005

[ ]  Transition report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934 For the transition period from ______ to
______

                      Commission File No. 0-5131

                   ART'S-WAY MANUFACTURING CO., INC.
   (Exact Name of Small Business Issuer as Specified in Its Charter)

         DELAWARE                                 42-0920725
 (State or Other Jurisdiction         I.R.S. Employer Identification No.
of Incorporation or Organization)

                  Hwy 9 West, Armstrong, Iowa 50514
              (Address of Principal Executive Offices)

                           (712) 864-3131
           Issuer's Telephone Number, Including Area Code

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Number of common shares outstanding as of April 7, 2005: 1,938,176

Transitional Small Business Disclosure Format (check one): Yes _ No X


                      ART'S-WAY MANUFACTURING CO., INC.

                     Consolidated Statement of Operations
                                  Condensed
                                 (Unaudited)

                                             Three Months Ended
                                      February 28,             February 29,
                                         2005                      2004

Net Sales                            $ 3,591,843                $ 2,624,293
Cost of goods sold                     2,336,859                  1,990,469
Gross Profit                           1,254,984                    633,824

Expenses:
   Engineering                           128,920                     54,790
   Selling                               216,872                    121,709
   General and administrative            377,822                    400,297
      Total expenses                     723,614                    576,796

Income from operations                   531,370                     57,028

Other expenses (income):
   Interest expense                       50,207                     36,025
   Other, net	                         (38,371)                    (3,200)
      Total other expenses                11,836                     32,825

Income before income taxes               519,534                     24,203

Income tax expense                       176,642                          0

Net income                           $   342,892                $    24,203

Net income per share:
Basic                                $      0.18                $      0.01
Diluted                              $      0.17                $      0.01

Common shares and equivalent outstanding:
Basic                                  1,938,176                  1,938,176
Diluted	                               1,964,784                  1,958,196

See accompaning notes to financial statements.



                      ART'S-WAY MANUFACTURING CO., INC.

                       Consolidated Balance Sheets
                               Condensed
                              (Unaudited)

                                       February 28,              November 30,
                                          2005                       2004

           ASSETS
Current Assets
   Cash	                             $ 1,766,714                $     116,001
   Accounts receivable-customers,
     net of allowance for doubtful accounts
     of $36,522 and $30,417 in February
     and November, respectively        1,185,605                      737,008
   Inventories                         6,508,948                    6,298,049
   Deferred taxes                        539,000                      539,000
   Real estate loan receivable                 0                      165,725
   Other current assets	                 116,441                       90,224
         Total current assets         10,116,708                    7,946,007

Property, plant and equipment,
   at cost                            11,612,460                   11,600,548
Less accumulated depreciation	      10,353,802                   10,292,460
   Net property, plant
     and equipment                     1,258,658                    1,308,088

Inventories, noncurrent	                 434,079                      459,792
Deferred taxes	                         607,814                      786,000
Other assets                              76,623                      146,006
          Total Assets              $ 12,493,882                 $ 10,645,893

       LIABILITIES AND
     STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable to bank                       0                      870,071
   Current portion of long-term debt     251,409                      174,674
   Accounts payable                      386,505                      536,929
   Customer deposits                   1,664,070                       77,975
   Accrued expenses                      849,952                      853,795
   Landstar payable                      130,000                            0
        Total current liabilities      3,281,936                    2,513,444

Long-term liabilities                          0                      144,766
Long-term debt, excluding current
   portion                             2,669,613                    1,788,242
         Total liabilities             5,951,549                    4,446,452

Stockholders' Equity
   Common stock - $.01 par value.
     Authorized 5,000,000 shares;
     issued 1,938,176 shares in
     February and in November             19,382                       19,382
   Additional paid-in capital          1,634,954                    1,634,954
   Retained earnings                   4,887,997                    4,545,105
        Total stockholders'
           equity                      6,542,333                    6,199,441

          Total liabilities and
            stockholders' equity     $12,493,882                 $ 10,645,893

See accompanying notes to financial statements.





                      ART'S-WAY MANUFACTURING CO., INC.

                    Consolidated Statements of Cash Flow
                                Condensed
                               (Unaudited)

                                             Three Months Ended
                                        February 28,           February 29,
                                           2005                   2004
CASH FLOW FROM OPERATIONS:
   Net income                            $ 342,892              $ 24,203
   Adjustment to reconcile net
    income to net cash provided
    by operating activities:
       Depreciation and amortization        74,509                64,110
       Deferred income taxes               178,186                     0
       Changes in working capital
         components: (Increase) decrease in:
         Accounts receivable              (448,597)             (179,524)
         Inventories                      (185,186)             (446,936)
         Other current assets              (26,217)               12,054
         Other                             165,725                     0
      Increase (decrease) in:
         Accounts payable                 (150,424)              309,940
         Customer deposits               1,586,095             1,881,893
         Accrued expenses                   56,157               (50,085)
  Net cash provided by
    operating activities                 1,593,140             1,615,655

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of property, plant and
     equipment                             (11,912)             (270,117)

CASH FLOW FROM FINANCING ACTIVITIES:
   Principal payments on line of
     credit                               (870,071)                    0
   Proceeds from notes payable           1,000,000                     0
   Principal payments on term debt         (41,894)              (54,881)
   Loan origination fees paid	           (18,550)                    0
      Net cash used in financing
         activities                         69,485               (54,881)

Net increase in cash                     1,650,713             1,290,657
Cash at beginning of period	           116,001               800,052
Cash at end of period                  $ 1,766,714           $ 2,090,709

Supplemental disclosures of cash flow information:
   Cash paid during
     the period for:
       Interest                        $    50,207           $    32,835
       Income taxes                         14,498                13,441

See accompanying notes to financial statements.


ART'S-WAY MANUFACTURING CO., INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Statement Presentation

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2004. The results of operations for the first quarter ended February 28, 2005 are not necessarily indicative of the results for the fiscal year ending November 30, 2005.

Restatement

In Form 10-KSB for the year ended November 30, 2004, we restated our 2004 first and second quarter results to correct the accounting for a sales arrangement with a specific customer. The fiscal 2004 first quarter income statement presented herein reflects those corrections and has been restated from the amounts originally filed on Form 10-QSB for the quarter ended February 29, 2004. The restatement has the effect of decreasing sales by $268,000, net income by $62,000 and earnings per share by $0.03 for the quarter ended February 29, 2004 and will increase sales, net income and earnings per share by those same amounts in the quarter ended May 31, 2004.

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

                                 February 30,            February 30,
                                    2005                     2004

Net income:
   As reported                  $  342,892               $ 24,203
Deduct:
   Total stock-based employee
    compensation expense
    determined under fair value
    based method for all awards,
    net of related tax effects      (1,898)                (6,823)
Pro forma                          340,994                 17,380

Basic earnings per share:
   As reported                  $     0.18               $   0.01
   Pro forma                          0.18                   0.01
Diluted earnings per share:
   As reported                  $     0.17               $   0.01
   Pro forma                          0.17                   0.01


3.    INVENTORIES

Major classes of inventory are:
                           February 28, 2005        November 30, 2004

Raw material                  $ 2,526,515               $ 2,867,914

Work-in-process	                1,530,200                 1,495,985

Finished goods                  2,886,312                 2,393,942

Total                         $ 6,943,027	          6,757,841

Less inventories classified
  as noncurrent	                  434,079                   459,792

Inventories, current           $6,458,948                $6,298,049



4.    ACCRUED EXPENSES

Major components of accrued expenses are:
                           February 28, 2005        November 30, 2004

Salaries, wages and
    commissions	              $ 421,055                 $ 412,663

Accrued warranty expense        155,934                   119,912

Other                           272,963                   321,220

Total	                      $ 849,952                 $ 853,795


5.    Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from date of purchase. The Company's warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. Changes in the Company's product warranty liability for the three months ended February 28, 2005 and February 29, 2004 are as follows:

                                    2005                  2004
Balance, beginning              $ 119,912               $ 59,207
Settlements made in
  cash or in-kind                 (23,697)               (31,791)
Warranties issued                  59,719                 26,527
Balance, ending                 $ 155,934               $ 53,943


6.    LOAN AND CREDIT AGREEMENTS

Line of Credit

The Company has financing through West Bank consisting of two loan agreements totaling $6,500,000. On March 14th, 2005, we renewed our financing agreements with West Bank. The terms below are based on this renewal.

Facility #1 is a revolving line of credit for $3,500,000 with advances funding the working capital, letter of credit and corporate credit card needs that mature on March 31, 2006. The interest rate is West Bank's prime interest rate adjusted daily. Monthly interest only payments are required and the unpaid principal is due on the maturity date. Collateral consists of a first position on assets owned by the Company including, but not limited to inventories, accounts receivable, machinery and equipment.
As of February 28, 2005, the Company had no borrowings against Facility #1.

Facility #2 is long-term financing for up to $3,000,000 that is supported by a guarantee issued by the United States Department of Agriculture (USDA) for 75% of the loan amount outstanding. In 2003 the loan refinanced existing debt to UPS Capital (approximately $1,500,000), finance equipment (approximately $250,000), provide permanent working capital (approximately $500,000) and satisfy closing costs (approximately $50,000). Approximately $700,000 was reserved for future acquisitions. The variable interest rate is West Bank's prime interest rate plus 1.5%, adjusted daily. Our initial borrowing of $2,000,000 requires monthly principal and interest payments over 20 years with a final maturity date of March 31, 2023. We borrowed an additional $1,000,000 on this facility in January 2005, which is amortized over 10 years with a final maturity date of March 31, 2015. Collateral for Facility #2 is primarily real estate with a second position on assets of Facility #1. The USDA subordinates collateral rights in all assets other than real estate in an amount equal to West Bank's other credit commitments. As of February 28, 2005, the total outstanding balance on Facility #2 was $2,812,901.

Other terms and conditions include providing monthly internally prepared financial reports including accounts receivable aging schedules and borrowing base certificates and year-end audited financial statements. The borrowing bases limit advances from Facility #1 to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and 50% of work-in-process inventory plus 40% of appraisal value of machinery and equipment. Covenants include restrictions on debt service coverage ratio, debt/tangible net worth ratio, current ratio, limit capital expenditures and tangible net worth. We are in compliance with debt covenants.

J. Ward McConnell, Jr. is required to personally guarantee $2,500,000 on Facility #1 and all of Facility #2 on an unlimited and unconditional basis. The guarantees of Facility #1 and Facility #2 shall be reduced after the first three years to a percentage representing his ownership of the Company. Mr. McConnell's guarantees shall be removed from Facility #1 and Facility #2 in the event that his ownership interest in the Company is reduced to a level less than 20% after the first three years of the loan. The Company compensates Mr. McConnell for his personal guarantees at an annual percentage rate of 2% of the outstanding balances paid monthly. As a result of the outstanding balances on Facility #1 and Facility #2 Mr. McConnell received $9,795 and $9,618 under this compensation agreement, for the three months ended February 28, 2005 and 2004, respectively.

A summary of the Company's term debt is as follows:

                                 February 28,	        November 30,
                                   2005	                   2004
West Bank Facility #2
payable in monthly
installments of $17,776
including interest at Bank's
prime rate plus 1.5%             $ 1,812,901            $ 1,836,565

West Bank Facility #2 payable
in monthly installments of
$10,000 including interest
at Bank's prime rate plus 1.5%	 $  1,000,000            $         0

State of Iowa Community
Development Block Grant
promissory notes at zero
percent interest, maturity
September 2006, with quarterly
principal payments of $11,111	 $    66,667	        $    77,778

State of Iowa Community
Development Block Grant	local
participation promissory notes
at 4% interest, maturity September
2006, with quarterly payments
of $ 7,007                       $    41,454            $    48,573

Total term debt	                 $ 2,921,022	        $ 1,962,916

Less current portion
   of term debt	                 $   251,409            $   174,674

Term debt, excluding
   current portion               $ 2,669,613            $ 1,788,242



7.    Income taxes

Beginning in this fiscal quarter, we have recognized income tax expense as compared to the first fiscal quarter of 2004 when the calculated income tax expense was offset by a reduction in the valuation allowance for deferred tax assets. At November 30, 2004 we eliminated all but $41,000 of our deferred tax valuation allowance and we will record income tax expense each quarter as we earn income. As of February 28, 2005, we have net operating loss carry forwards for federal tax purposes of approximately $3,120,000 and so we will not be required to make cash tax payments until we have utilized those net operating loss carry forwards.

                             Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this document. Management's discussion and analysis contains forward-looking statements that involve risks and uncertainties, including but not limited to, quarterly fluctuations in results; customer demand for our products; economic conditions; the achievement of lower costs and expenses; the continued availability of financing in the amount and on the terms required to support future business; and other risks detailed from time to time in our other Securities and Exchange Commission filings. Actual results may differ materially from management's expectations.

(a)    Plan of Operation

In the current fiscal year we plan to continue growth through new product development and acquisition. In December, of fiscal year 2005, we started working with an outside engineering firm to develop a new exportable sugar beet harvester. Other projects include updating our defoliator and a self propelled sugar beet harvester. We will continue to attempt to improve our efficiencies, and to battle labor demand, through the implementation of lean manufacturing processes.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

   (i)   Critical Accounting Policies

The Company's critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of February 28, 2005 have remained unchanged from November 30, 2004. These policies involve revenue recognition, inventory valuation and income taxes. Disclosure of these critical accounting policies is incorporated by reference under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" in our annual report on Form 10-KSB for the year ended November 30, 2004.

   (ii)   Results of Operations

Revenue of $3,592,000 for the first quarter of 2005 is 37% higher when compared to $2,624,000 for the same period in 2004. First quarter 2005 Art's-Way branded whole goods revenue increased by approximately $1,443,000. The two product lines that showed the greatest increase was grinder mixers and land planes. OEM sales decreased by approximately $532,000 due to a delay in the timing of the blower built in 2005 compared to last year. OEM sales are expected to be up in the second quarter of 2005 as the delayed production is completed.

Gross profit, as a percent of sales was 35% for the quarter ended February 28, 2005, as compared to 24% for the same period in 2004. The shift in the product lines from OEM to Art's-Way branded product effect the gross profit as Art's-Way branded products typically obtain a higher gross profit as compared to OEM products. Also during the first quarter of 2004 we started to experience price increases on steel and at that time we were unable to pass along those increases, thus bringing down our gross profit. We have now been able to partially pass on price increases for transportation and raw materials to our customers, while decreasing our manufacturing expenses through the consolidation of our manufacturing facilities.

Operating expenses in first quarter of 2005 increased $147,000 from 2004. As a percent of sales, operating expenses were approximately 20% and 22%, respectively, when comparing 2005 and 2004. General and administrative expenses are down $23,000 due to the consolidation of manufacturing facilities. This decrease was offset by continuing new product development, expenses of $94,000 reflected in engineering expenses which is an $84,000 increase over 2004. This increase allows us to introduce new product offerings for 2005 and beyond that will continue to improve revenue and earnings. Selling expenses also increased $95,000 over 2005 from 2004, primarily due to an increase in commission of $76,000. We also have an additional salesperson compared to a year ago. These wages along with increased travel and meal expenses also contributed to the increase. We continue to attend more farm and industry trade shows to regain visibility of Art's-Way and Cherokee Truck Bodies branded products.

We experienced an increase in interest expense in the first quarter of 39% as a result of increased borrowings and a rise in the prime interest rate. Other income increased as the result of the repayment of the real estate loans receivable.

The order backlog as of March 2005 is $4,104,000, compared to $4,060,000 one year ago. These orders primarily will be delivered in the second and third quarters of the current fiscal year.

   (iii)   Liquidity and Capital Resources

Our main source of funds for the quarter ended February 28, 2005 was customer deposits received for advance payments on sugar beet equipment sales to be delivered in the second and third quarters. These customer deposits are unique to our sugar beet equipment line and are seasonal in nature. The increase in account receivable results from the OEM sales in February 2005, which were sold on 30-day terms.

The positive cash flow from operations of $1,593,000, a result of customer deposits mentioned above, increased our cash balance which will be used for general operating needs.

See footnote 5 of the notes to the consolidated condensed financial statements for a discussion of the Company's credit facility.

                                 Item 3

                        CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (b) recorded, processed, summarized and reported, within the time specified in the SEC's rules and forms. Since that evaluation process was completed there have been no significant changes in our disclosure controls or in other factors that could significantly affect these controls.

There were no changes in our internal control over financial reporting, identified in connection with this evaluation that occurred during the period covered by this report that materially affected, this reasonably likely to materially affect, our internal control over financial reporting.

                       Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS

During the period covered by this report, we were not a party to any legal action or claim which was other than routine litigation incidental to our business.

ITEM 6. EXHIBITS

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
                  31.1	Certification of Chief Executive Officer pursuant
                        to Rule 13a-14(a).
                  31.2	Certification of Chief Financial Officer pursuant
                        to Rule 13a-14(a).
                  32.1	Certification of Chief Executive Officer under 18
                        U.S.C. Section 1350.
                  32.2 Certification of Chief Financial Officer under 18 U.S.C. Section 1350.