Form 10QSB
period 2005-05-31
ARTS WAY MANUFACTURING CO INC
filed 2005-07-14
CIK 7623

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                   _________________________________

                              FORM 10-QSB

(Mark One)

[x]	Quarterly report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934	For the quarterly period ended May 31,
2005

[ ]	Transition report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934 For the transition period from ______ to
______

                      Commission File No. 0-5131

                   ART'S-WAY MANUFACTURING CO., INC.
      (Exact Name of Small Business Issuer as Specified in Its Charter)

             DELAWARE                               42-0920725
   (State or Other Jurisdiction of        I.R.S. Employer Identification No.
    Incorporation or Organization)

                         Hwy 9 West, Armstrong, Iowa
                                  50514
                  (Address of Principal Executive Offices)

                            (712) 864-3131
               Issuer's Telephone Number, Including Area Code

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Number of common shares outstanding as of July 14, 2005: 1,958,176

Transitional Small Business Disclosure Format (check one): Yes _ No X




                   ART'S-WAY MANUFACTURING CO., INC.

                  CONDENSED STATEMENTS OF OPERATIONS

                             (Unaudited)


                                Three Months Ended	      Year to Date
                             May 31,       May 31,       May 31,      May 31,
                              2005          2004          2005          2004

Net sales                 $ 3,799,873   $ 3,185,125   $ 7,391,716  $ 5,809,417
Cost of goods sold          2,776,938     2,197,203     5,113,797    4,187,671
Gross profit                1,022,935       987,922     2,277,919    1,621,746

Operating expenses:
   Engineering                150,367        40,058       279,287       94,848
   Selling                    118,231       200,168       335,103      321,878
   General and administrative 432,248       496,915       810,070      897,212
     Total expenses           700,846       737,141     1,424,460    1,313,938

       Income from operations 322,089       250,781       853,459      307,808

Other expenses:
   Interest expense            80,087        44,805       130,294       80,830
   Other                       (6,510)      (11,999)      (44,881)     (15,200)
     Total other expenses      73,577        32,806        85,413
Net income per share:
   Basic                    $    0.08     $    0.16     $    0.25    $    0.18
   Diluted                  $    0.08     $    0.16     $    0.25    $    0.17
   65,630

Income before income taxes    248,512       217,975       768,046      242,178

Income tax expense (benefit)   98,754      (100,000)      275,396     (100,000)

  Net income                $ 149,758     $ 317,975     $ 492,650    $ 342,178

Common shares and
 equivalent outstanding:
   Basic                    1,944,385     1,938,176     1,941,280    1,938,176
   Diluted                  1,966,405     1,959,639     1,965,566    1,950,438

See accompanying notes to condensed financial statements.



                   ART'S-WAY MANUFACTURING CO., INC.

                      CONDENSED BALANCE SHEETS

                            (Unaudited)

                                                     May 31,       November 30,
                                                      2005             2004
                 ASSETS
Current Assets
   Cash                                           $ 2,175,798       $ 116,001
   Accounts receivable-customers,
     net of allowance for doubtful accounts
     of $46,385 and $30,417 in May and November,
     respectively                                     859,396         737,008
   Inventories                                      6,834,976       6,298,049
   Deferred taxes                                     539,000         539,000
   Real estate loan receivable                   	    0         165,725
   Other current assets               	              147,278          90,224
         Total current assets	                   10,556,448       7,946,007

Property, plant and equipment, at cost             11,675,878      11,600,548
     Less accumulated depreciation                 10,415,144      10,292,460
         Net property, plant and equipment          1,260,734       1,308,088

Inventories, noncurrent                               387,992         459,792
Deferred taxes                                        523,228         786,000
Other assets                                           73,705         146,006
         Total assets	                         $ 12,802,107    $ 10,645,893

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable to bank                         $          0    $    870,071
   Current portion of long-term debt                  240,041         174,674
   Accounts payable                                   518,184         536,929
   Customer deposits                                1,836,277          77,975
   Accrued expenses                                   821,379         853,795
          Total current liabilities                 3,415,881       2,513,444

Long-term liabilities                                       0         144,766
Long-term debt, excluding current portion           2,637,085       1,788,242
         Total liabilities                          6,052,966       4,446,452

Stockholders' Equity
   Common stock - $.01 par value. Authorized
     5,000,000 shares; issued 1,958,176 shares
     in May and 1,938,176 in November                  19,582          19,382
   Additional paid-in capital                       1,691,804       1,634,954
   Retained earnings                                5,037,755       4,545,105
         Total stockholders' equity                 6,749,141       6,199,441

Total liabilities and stockholders' equity	 $ 12,802,107    $ 10,645,893

See accompanying notes to condensed financial statements.



                   ART'S-WAY MANUFACTURING CO., INC.

                  CONDENSED STATEMENTS OF CASH FLOWS

                             (Unaudited)

                                                     Six Months Ended
                                                  May 31,           May 31,
                                                   2005              2004
CASH FLOW FROM OPERATIONS:
   Net income                                    $    492,650      $  342,178
   Adjustment to reconcile net income to net
     cash provided by operating activities:
	Depreciation and amortization                 125,612         128,220
        Deferred income tax                           262,772        (100,000)
        Changes in working capital components:
          (Increase) decrease in:
             Accounts receivable                     (122,388)       (197,807)
             Other receivables                              0               0
             Inventories                             (465,127)     (2,371,946)
             Other current assets                     (57,054)         60,124
             Other                                    108,883          64,797
          Increase (decrease) in:
             Accounts payable                         (18,745)        774,020
             Customer deposits                      1,758,302       2,051,391
             Accrued expenses                         (32,416)         80,787
               Net cash provided by
                 operating activities               2,052,488         831,764

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment         (75,330)       (427,635)

CASH FLOW FROM FINANCING ACTIVITIES:
   Principal payments on line of credit              (870,071)              0
   Proceeds from notes payable                      1,000,000               0
   Principal payments on long term debt               (85,790)        (90,547)
   Loan origination fees paid                         (18,550)              0
   Proceeds from the exercises of stock options        57,050               0
               Net cash provided by (used in)
                 financing activities                  82,639         (90,547)
Net increase in cash                                2,059,797         313,582
Cash at beginning of period                           116,001         800,052
Cash at end of period                            $  2,175,798     $ 1,113,634

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                   $    104,980     $    80,830
      Income taxes                                     12,624          17,321

See accompanying notes to condensed financial statements.




                    ART'S-WAY MANUFACTURING CO., INC.

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Statement Presentation

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2004. The results of operations for the second quarter and year to date ended May 31, 2005 are not necessarily indicative of the results for the fiscal year ending November 30, 2005.

Restatement

In Form 10-KSB for the year ended November 30, 2004, we restated our 2004 first and second quarter results to correct the accounting for a sales arrangement with a specific customer. The fiscal 2004 second quarter income statement presented herein reflects those corrections and has been restated from the amounts originally filed on Form 10-QSB for the quarter ended May 31, 2004. The restatement has the effect of increasing sales by $268,000, net income by $62,000 and earnings per share by $0.03 for the quarter ended May 31, 2004. This restatement has no effect on the year to date statement of operations for the six months ended May 31, 2004.

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

Since the Company applies APB Opinion No. 25 in accounting for its plans, no compensation cost has been recognized for its stock options in the financial statements. The impact on net income and earnings per share is insignificant, had the Company recorded compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123.


3.   INVENTORIES

Major classes of inventory are:
                              May 31, 2005     November 30, 2004

     Raw material             $ 2,925,584        $ 2,867,914

     Work-in-process            1,279,457          1,495,985

     Finished goods             3,017,933          2,393,942

        Total                 $ 7,222,968        $ 6,757,841

     Less inventories classified
         as noncurrent            387,992            459,792

     Inventories, current     $ 6,834,976        $ 6,298,049



4.   ACCRUED EXPENSES

Major components of accrued expenses are:
                              May 31, 2005     November 30, 2004

     Salaries, wages and
       commissions              $ 420,245          $ 412,663

     Accrued warranty expense     115,993            119,912

     Other                        285,141            321,220

        Total                   $ 821,379          $ 853,795


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

Changes in the Company's product warranty liability for the three and six months ended May 31, 2005 and 2004 are as follows:

                         Three Months Ended           Six Months Ended
                         May 31,      May 31,       May 31,     May, 31
                          2005         2004          2005        2004

Balance, beginning     $ 155,934     $ 53,943     $ 119,912     $ 59,207
 Settlements made

in cash or in-kind      (224,556)     (19,721)     (248,253)     (51,512)

 Warranties issued       184,615       38,061       244,334       64,588

Balance, ending        $ 115,993     $ 72,283     $ 115,993     $ 72,283


6.   LOAN AND CREDIT AGREEMENTS

Line of Credit

The Company has financing through West Bank consisting of two loan agreements totaling $6,500,000.

Facility #1 is a revolving line of credit for $3,500,000 with advances funding the working capital, letter of credit and corporate credit card needs that will mature on March 31, 2006. The interest rate is West Bank's prime interest rate adjusted daily. Monthly interest only payments are required and the unpaid principal is due on the maturity date. Collateral consists of a first position on assets owned by the Company including, but not limited to inventories, accounts receivable, machinery and equipment. As of May 31, 2005, the Company had no borrowings against Facility #1.

Facility #2 is long-term financing for up to $3,000,000 that is supported by a guarantee issued by the United States Department of Agriculture (USDA) for 75% of the loan amount outstanding. In 2003 the loan refinanced existing debt to UPS Capital (approximately $1,500,000), finance equipment (approximately $250,000), provide permanent working capital (approximately $500,000) and satisfy closing costs (approximately $50,000). Approximately $700,000 was reserved for future acquisitions. The variable interest rate is West Bank's prime interest rate plus 1.5%, adjusted daily. The Company's initial borrowing of $2,000,000 requires monthly principal and interest payments over 20 years with a final maturity date of March 31, 2023. The Company borrowed an additional $1,000,000 on this facility in January 2005, which is amortized over 10 years with a final maturity date of March 31, 2015. Collateral for Facility #2 is primarily real estate with a second position on assets securing Facility #1. The USDA subordinates collateral rights in all assets other than real estate in an amount equal to West Bank's other credit commitments. As of May 31, 2005, the total outstanding balance on Facility #2 was $2,787,406.

Other terms and conditions include providing monthly internally prepared financial reports including accounts receivable aging schedules and borrowing base certificates and year-end audited financial statements. The borrowing bases limit advances from Facility #1 to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and 50% of work-in-process inventory plus 40% of appraisal value of machinery and equipment. Covenants include restrictions on debt service coverage ratio, debt/tangible net worth ratio, current ratio, limit capital expenditures and tangible net worth. We are compliant with all debt covenants.

J. Ward McConnell, Jr. is required to personally guarantee $2,500,000 on Facility #1 and all of Facility #2 on an unlimited and unconditional basis. The guarantees of Facility #1 and Facility #2 shall be reduced after the first three years to a percentage representing his ownership of the Company. Mr. McConnell's guarantees shall be removed from Facility #1 and Facility #2 in the event that his ownership interest in the Company is reduced to a level less than 20% after the first three years of the loan. The Company compensates Mr. McConnell for his personal guarantees at an annual percentage rate of 2% of the outstanding balances paid monthly. As a result of the outstanding balances on Facility #1 and Facility #2 Mr. McConnell received $23,778 and $19,103 under this compensation agreement, for the six months ended May 31, 2005 and 2004, respectively.

A summary of the Company's term debt is as follows:

                                        May 31,  	November 30,
                                         2005              2004

West Bank Facility #2 payable
in monthly installments of $17,776
including interest at Bank's prime
rate plus 1.5%                        $ 1,791,792      $ 1,836,565

West Bank Facility #2 payable
in monthly installments of $10,000
including interest at Bank's prime
rate plus 1.5%                          $ 995,614              $ 0

State of Iowa Community Development
Block Grant promissory notes at zero
percent interest, maturity September
2006, with quarterly principal
payments of $11,111                      $ 55,556         $ 77,778

State of Iowa Community Development
Block Grant local participation
promissory notes at 4% interest,
maturity September 2006, with
quarterly payments of $7,007             $ 34,164         $ 48,573

   Total term debt                    $ 2,877,126      $ 1,962,916

Less current portion of term debt       $ 240,041        $ 174,674

Term debt, excluding current portion  $ 2,637,085      $ 1,788,242


7.   Income taxes

Beginning in the first fiscal quarter of 2005, the Company began recognizing income tax expense as compared to the fiscal year 2004 when the calculated income tax expense was offset by a reduction in the valuation allowance for deferred tax assets. At November 30, 2004 the Company eliminated all but $41,000 of our deferred tax valuation allowance and we will record income tax expense each quarter as we earn income. As of May 31, 2005, the Company has net operating loss carry forwards for federal tax purposes of approximately $1,090,000 and accordingly the Company will not be required to make cash tax payments until it has utilized those net operating loss carry forwards.

                                  Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Management's discussion and analysis contains forward-looking statements that involve risks and uncertainties, including but not limited to, quarterly fluctuations in results; customer demand for our products; economic conditions; the achievement of lower costs and expenses; the continued availability of financing in the amount and on the terms required to support future business; and other risks detailed from time to time in our other Securities and Exchange Commission filings. Actual results may differ materially from management's expectations.

(a)   Plan of Operation

In the current fiscal year we plan to continue growth through new product development and when appropriate acquisition. In December, of fiscal year 2005, we started working with an outside engineering firm to develop a new exportable sugar beet harvester. We continue to look for new and better way to improve our product offerings for our end users. We persist in our attempt to improve our efficiencies, through the implementation of lean manufacturing processes.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

(i)   Critical Accounting Policies

The Company's critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of May 31, 2005 have remained unchanged from November 30, 2004. These policies involve revenue recognition, inventory valuation and income taxes. Disclosure of these critical accounting policies is incorporated by reference under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" in our annual report on Form 10-KSB for the year ended November 30, 2004.

(ii)   Results of Operations

The second quarter and year to date net sales were 19% and 27% respectively, higher than for the comparable periods one year ago. The first six months of 2005 revenues of $7,392,000 included increased sales of grinder mixers, vegetation cutting, and OEM equipment. We credit part of the increase to changes in our sales force which increased sales in certain regions significantly.

Gross profit, as a percent of sales, was 27% for the quarter ended May 31, 2005, as compared to 31% for the same period in 2004; this was due to a product mix shift. Gross profit as a percent of sales in the first quarter was 34% as compared to 24% in first quarter 2004. In the first quarter of our fiscal year we typically bill out a high percent of OEM equipment at low margins. In 2005 a majority of those sales were pushed back into the second quarter; bringing our gross profit as a percent of sales down slightly for the quarter. Year to date gross profit as a percent of sales is 31% which is a 3% increase over last year.

Operating expenses year to date increased $111,000 from 2004, however, as a percent of sales; operating expenses went from 23% in 2004 to only 19% in 2005. General and administrative expenses were down $87,000 due to the consolidation of manufacturing facilities. This decrease was offset by increased engineering expenses. Engineering expenses have increased $184,000 over the same period in 2004. This entire increase is due to new product development expenses. It is our belief that continuing to bring new products to market will enhance our growth and overall income, and improve the overall performance of the Company. Selling expenses remain relatively consistent.

We experienced an increase in interest expense in the first six months of $49,000 as a result of increased borrowings and a rise in the prime interest rate.

The order backlog as of May 31, 2005 is $3,042,000 compared to $3,936,000 one year ago. In 2004 our backlog started going up significant due to the introduction of our new 6812 sugar beet harvester. The introduction of the 6812 was soon followed by our new 5165 grinder mixer and we were able to maintain the order backlog for about a year. Now we are seeing our backlog falling back into our cyclical trend. We will have two new product offerings in 2006 and expect the backlog to peak again at that time. Our current order backlog consists primarily of sugar beet equipment.

(iii)	Liquidity and Capital Resources

Our main source of funds for the six months ended May 31, 2005 was customer deposits received for advance payments on sugar beet equipment sales to be delivered in the third quarter. These customer deposits are unique to our sugar beet equipment line and are seasonal in nature. They accounted for $1,758,000 of the $2,053,000 in cash flow from operations.

See footnote 5 of the notes to the consolidated condensed financial statements for a discussion of our credit facilities.

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

There were no changes in our internal control over financial reporting, identified in connection with this evaluation that occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                       Part II - Other Information

ITEM 1. LEGAL PROCEEDINGS

During the period covered by this report, we were not a party to any legal action or claim which was other than routine litigation incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held April 19, 2005, the following individuals were re-elected to our Board of Directors to hold office until the next annual meeting or until their successors are elected and qualified, with the following votes in favor of election:

                                FOR         WITHHELD
David R. Castle              1,738,512      140,549
George A. Cavanaugh, Jr.     1,868,812       10,249
James L. Koley               1,871,312        7,749
Douglas McClellan            1,875,812        3,249
J. Ward McConnell, Jr.       1,875,812        3,249
Marc H. McConnell            1,873,312        5,749
Thomas E. Buffamante         1,873,312        5,749

The stockholders also ratified the selection of McGladrey & Pullen, LLP as independent public accountants for the year ending November 30, 2005.

Total number of shares voted in favor: 1,877,836
Total number of shares voted against:  600
Total number of abstentions: 625
Total number of broker non-votes:  0

ITEM 6. EXHIBITS

See exhibit index on page 15.



                             SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ART'S-WAY MANUFACTURING CO., INC.

By: _____________________________       By:____________________________
John C. Breitung                        Carrie L. Majeski
Chief Executive Officer                 Chief Financial Officer
Date:____________________________       Date:__________________________




                         Exhibits Index


31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1    Certification of Chief Executive Officer under 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350.