Form 10QSB
period 2005-08-31
ARTS WAY MANUFACTURING CO INC
filed 2005-10-14
CIK 7623

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                    _________________________________

                               FORM 10-QSB

(Mark One)

[x]  Quarterly report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934	For the quarterly period ended August
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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Number of common shares outstanding as of October 14, 2005: 1,963,176

Transitional Small Business Disclosure Format (check one): Yes _ No X



                     ART'S-WAY MANUFACTURING CO., INC.

                    CONDENSED STATEMENTS OF OPERATIONS

                              (Unaudited)

                              Three Months Ended             Year to Date
                            August 31,   August 31,     August 31,   August 31,
                              2005          2004          2005          2004

Net sales                 $ 4,190,253   $ 3,398,683   $ 11,581,969 $ 9,208,100
Cost of goods sold          3,121,725     2,484,402      8,235,522   6,672,073
  Gross profit              1,068,528       914,281      3,346,447   2,536,027

Operating expenses:
  Engineering                  95,932        57,026        375,219     151,874
  Selling                     181,718       162,566        516,822     484,444
  General and administrative  336,722       393,633      1,146,792   1,290,845
    Total expenses            614,372       613,225      2,038,833   1,927,163

     Income from operations   454,156       301,056      1,307,614     608,864

Other expenses:
  Interest expense             71,553        48,204        198,922     129,034
  Other                        (9,603)      (32,444)       (51,560)    (47,644)
    Total other expenses       61,950        15,760        147,362      81,390

  Income before income taxes  392,206       285,296      1,160,252     527,474

Income tax expense (benefit)  133,365      (200,000)       408,761    (300,000)

Net income                  $ 258,841     $ 485,296      $ 751,491   $ 827,474

Net income per share:
  Basic                     $    0.13     $    0.25      $    0.39   $    0.43
  Diluted                   $    0.13     $    0.25      $    0.38   $    0.42

Common shares and
 equivalent outstanding:
    Basic                   1,958,611     1,938,176      1,947,009   1,938,176
    Diluted                 1,974,656     1,958,243      1,968,595   1,958,574

See accompanying notes to condensed financial statements.


                     ART'S-WAY MANUFACTURING CO., INC.

                        CONDENSED BALANCE SHEETS

                              (Unaudited)

                                           August 31,    November 30,
                                              2005           2004
             ASSETS
Current Assets
  Cash                                  $    921,869    $    116,001
  Accounts receivable-customers,
    net of allowance for doubtful
    accounts of $46,385 and $30,417
    in August and November,
    respectively                           1,064,753         737,008
  Acquisitions Deposits                      150,015               0
  Inventories                              6,066,269       6,298,049
  Deferred taxes                             539,000         539,000
  Real estate loan receivable                      0         165,725
  Other current assets                        46,809          90,224
     Total current assets                  8,788,715       7,946,007

Property, plant and equipment, at cost    11,787,748      11,600,548
  Less accumulated depreciation           10,476,485      10,292,460
     Net property, plant and equipment     1,311,263       1,308,088

Inventories, noncurrent	                     350,095         459,792
Deferred taxes                               399,151         786,000
Other assets                                  72,964         146,006
     Total assets                       $ 10,922,187    $ 10,645,893

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable to bank                 $          0    $    870,071
  Current portion of long-term debt          238,766         174,674
  Accounts payable                           326,110         536,929
  Customer deposits                           46,051          77,975
  Accrued expenses                           701,901         853,795
    Total current liabilities              1,312,828       2,513,444

Long-term liabilities                              0         144,766
Long-term debt, excluding current
portion	                                   2,589,777       1,788,242
   Total liabilities                       3,902,605       4,446,452

Stockholders' Equity
  Common stock - $.01 par value.
    Authorized 5,000,000 shares;
    issued 1,963,176 shares in May
    and 1,938,176 in November                 19,632          19,382
  Additional paid-in capital               1,703,354       1,634,954
  Retained earnings                        5,296,596       4,545,105
     Total stockholders' equity            7,019,582       6,199,441

      Total liabilities and
        stockholders' equity            $ 10,922,187    $ 10,645,893

See accompanying notes to condensed financial statements.


                     ART'S-WAY MANUFACTURING CO., INC.

                    CONDENSED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                                                 Nine Months Ended
                                            August 31,       August 31,
                                               2005             2004
CASH FLOW FROM OPERATIONS:
  Net income                             $    751,491       $  698,406
   Adjustment to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization            184,025         196,723
      Deferred income tax                      386,849        (300,000)
      Changes in working capital components:
        (Increase) decrease in:
          Accounts receivable                 (327,745)        (84,033)
          Other receivables                          0               0
          Inventories                          341,477      (2,811,134)
          Other current assets                  43,415          80,484
          Other	                               107,302          78,333
        Increase (decrease) in:
          Accounts payable                    (210,818)        305,964
          Customer deposits                    (31,924)        732,910
          Accrued expenses                    (151,894)         35,998
              Net cash provided by
               operating activities          1,092,178      (1,066,349)

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
     equipment                                (187,200)       (495,553)

CASH FLOW FROM FINANCING ACTIVITIES:
  Principal payments on line of credit        (870,071)              0
  Proceeds from notes payable                1,000,000         842,285
  Principal payments on long term debt	      (279,139)       (126,160)
  Loan origination fees paid                   (18,550)              0
  Proceeds from the exercises of stock options	68,650               0
    Net cash provided by (used in) financing
        activities                             (99,110)        716,125
Net increase in cash                           805,868        (845,777)
Cash at beginning of period                    116,001         800,052
Cash at end of period                        $ 921,869       $ 800,052

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                 $ 181,869       $ 129,034
    Income taxes                                23,187          12,643

See accompanying notes to condensed financial statements.



                     ART'S-WAY MANUFACTURING CO., INC.

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Statement Presentation

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2004. The results of operations for the third quarter and year to date ended August 31, 2005 are not necessarily indicative of the results for the fiscal year ending November 30, 2005.

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

3.  INVENTORIES

Major classes of inventory are:	         August 31,        November 30,
                                           2005                2004

Raw material                            $ 2,673,761        $ 2,867,914

Work-in-process                             891,932          1,495,985

Finished goods                            2,850,671          2,393,942

   Total                                $ 6,416,364	   $ 6,757,841
Less inventories classified as
  noncurrent                                350,095            459,792

Inventories, current                    $ 6,066,269        $ 6,298,049


4.  ACCRUED EXPENSES

Major components of accrued expenses are:
                             	         August 31,        November 30,
                                           2005                2004
Salaries, wages and commissions         $ 349,853          $ 412,663

Accrued warranty expense                   82,929            119,912

Other                                     269,119            321,220

Total                                   $ 701,901          $ 853,795


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

Changes in the Company's product warranty liability for the three and nine months ended August 31, 2005 and 2004 are as follows:

                                   Three Months Ended      Nine Months Ended
                                 August 31,  August 31,  August 31,  August, 31
                                    2005        2004         2005       2004

Balance, beginning               $ 115,993   $ 72,283     $ 119,912   $ 59,207

Settlements made in cash
 or in-kind                       (127,684)   (12,852)     (375,937)   (64,364)

Warranties issued                   94,620     53,279       338,954    117,867

Balance, ending	                 $  82,929   $112,710     $  82,929   $112,710


6.  LOAN AND CREDIT AGREEMENTS

Line of Credit

The Company has financing through West Bank consisting of two loan agreements totaling $6,500,000.

Facility #1 is a revolving line of credit for $3,500,000 with advances funding the working capital, letter of credit and corporate credit card needs that will mature on March 31, 2006. The interest rate is West Bank's prime interest rate adjusted daily. Monthly interest only payments are required and the unpaid principal is due on the maturity date. Collateral consists of a first position on assets owned by the Company including, but not limited to inventories, accounts receivable, machinery and equipment. As of August 31, 2005, the Company had no borrowings against Facility #1.

Facility #2 is long-term financing for up to $3,000,000 that is supported by a guarantee issued by the United States Department of Agriculture (USDA) for 75% of the loan amount outstanding. In 2003 the loan refinanced existing debt to UPS Capital (approximately $1,500,000), finance equipment (approximately $250,000), provide permanent working capital (approximately $500,000) and satisfy closing costs (approximately $50,000). Approximately $700,000 was reserved for future acquisitions. The variable interest rate is West Bank's prime interest rate plus 1.5%, adjusted daily. The Company's initial borrowing of $2,000,000 requires monthly principal and interest payments over 20 years with a final maturity date of March 31, 2023. The Company borrowed an additional $1,000,000 on this facility in January 2005, which is amortized over 10 years with a final maturity date of March 31, 2015. Collateral for Facility #2 is primarily real estate with a second position on assets securing Facility #1. The USDA subordinates collateral rights in all assets other than real estate in an amount equal to West Bank's other credit commitments. As of August 31, 2005, the total outstanding balance on Facility #2 was $2,757,166.

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

J. Ward McConnell, Jr. is required to personally guarantee $2,500,000 on Facility #1 and all of Facility #2 on an unlimited and unconditional basis. The guarantees of Facility #1 and Facility #2 shall be reduced after the first three years to a percentage representing his ownership of the Company. Mr. McConnell's guarantees shall be removed from Facility #1 and Facility #2 in the event that his ownership interest in the Company is reduced to a level less than 20% after the first three years of the loan. The Company compensates Mr. McConnell for his personal guarantees at an annual percentage rate of 2% of the outstanding balances paid monthly. As a result of the outstanding balances on Facility #1 and Facility #2 Mr. McConnell received $37,610 and $30,622 under this compensation agreement, for the nine months ended August 31, 2005 and 2004, respectively.

A summary of the Company's term debt is as follows:

                                           August 31,      November 30,
                                              2005            2004
West Bank Facility #2 payable in
monthly	installments of $17,776
including interest at Bank's prime
rate plus 1.5%                            $ 1,772,589      $ 1,836,565

West Bank Facility #2 payable in
monthly installments of $10,000
including interest at Bank's prime
rate plus 1.5% 	                            $ 984,577              $ 0

State of Iowa Community Development
Block Grant promissory notes at zero
percent interest, maturity September
2006, with quarterly principal
payments of $11,111                          $ 44,444         $ 77,778

State of Iowa Community Development
Block Grant local participation
promissory notes at 4% interest,
maturity September 2006, with quarterly
payments of $7,007                           $ 26,933         $ 48,573

Total term debt                           $ 2,828,543      $ 1,962,916

Less current portion of term debt           $ 238,766        $ 174,674

Term debt, excluding current portion      $ 2,589,777      $ 1,788,242


7.  Income taxes

Beginning in the first fiscal quarter of 2005, the Company began recognizing income tax expense as compared to the fiscal year 2004 when the calculated income tax expense was offset by a reduction in the valuation allowance for deferred tax assets. At November 30, 2004 the Company eliminated all but $41,000 of our deferred tax valuation allowance and we will record income tax expense each quarter as we earn income. As of August 31, 2005, the Company has net operating loss carry forwards for federal tax purposes of approximately $684,000 and accordingly the Company will not be required to make cash tax payments until it has utilized those net operating loss carry forwards.

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

(a)  Plan of Operation

In the current fiscal year we plan to continue growth through new product development and when appropriate acquisition. In December, of fiscal year 2005, we started working with an outside engineering firm to develop a new exportable sugar beet harvester. We continue to look for new and better ways to improve our product offerings for our end users. We persist in our attempt to improve our efficiencies, through the implementation of lean manufacturing processes.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

(i)  Critical Accounting Policies

The Company's critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of August 31, 2005 have remained unchanged from November 30, 2004. These policies involve revenue recognition, inventory valuation and income taxes. Disclosure of these critical accounting policies is incorporated by reference under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" in our annual report on Form 10-KSB for the year ended November 30, 2004.

(ii) Results of Operations

The third quarter and year to date net sales were 23% and 26% respectively, higher than for the comparable periods one year ago. For the first nine months of 2005 revenues of $11,582,000 included increased sales of grinder mixers, vegetation cutting, and OEM equipment. We credit part of the increase to changes in our sales force which increased sales in the north and central regions significantly.

Gross profit, as a percent of sales, has remained consistent with 2004. For the quarter ended August 31, 2005, gross profit as a percent of sales was 26% compared to 27% in 2004. Year to date, gross profit as a percent of sales was 29% compared to 28% for the same period in 2004.

Operating expenses year to date increased $112,000 compared to 2004. However, as a percent of sales operating expenses decreased from 21% in 2004 to 18% in 2005. General and administrative expenses were down $144,000 due to the consolidation of manufacturing facilities. This decrease was offset by increased engineering expenses, which increased $223,000 over the same period in 2004. This entire increase in engineering cost is due to new product development expenses. It is our belief that continuing to bring new products to market will enhance our growth and overall income, and improve our overall performance. Selling expenses were up $32,000 year to date, due to increased commission expense.

We experienced an increase in interest expense in the first nine months of $70,000 as a result of increased borrowings and a rise in the prime interest rate.

The order backlog as of September 28, 2005 is $2,629,000 compared to $3,323,000 one year ago. In 2004 our backlog started to increase due to the introduction of our new 6812 sugar beet harvester. The introduction of the 6812 was soon followed by our new 5165 grinder mixer and we were able to maintain the order backlog for about a year. Now we are seeing our backlog falling back into our normal cyclical trend. We expect to have two new product offerings in 2006 and expect the backlog to peak again at that time. Our current order backlog consists primarily of OEM equipment.

(iii)	Liquidity and Capital Resources

Our main source of funds for the nine months ended August 31, 2005 was from operations.

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

ITEM 5. OTHER INFORMATION

Subsequent to the period covered by this report, on October 4, 2005, Art's-Way Manufacturing Co., Inc., acquired substantially all of the assets of Vessel Systems, Inc. of Dubuque, Iowa. The assets will be utilized through a wholly owned subsidiary, Art's-Way Vessels, Inc. Art's-Way Vessel Inc. is a manufacturer of both certified and non-certified pressure vessels or pressurized tanks, which can be certified based on the requirements of our customers needs in term of pounds per square inch. Further information on this acquisition will be provided in our filing covering the period in which the transaction occurred.

ITEM 6. EXHIBITS

See exhibit index on page 15.


                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ART'S-WAY MANUFACTURING CO., INC.

By: _____________________________    By: ________________________________
    John C. Breitung                     Carrie L. Majeski
    Chief Executive Officer              Chief Financial Officer
Date:____________________________    Date:_______________________________


                         Exhibits Index

31.1  Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2  Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1  Certification of Chief Executive Officer under 18 U.S.C. Section 1350.
32.2  Certification of Chief Financial Officer under 18 U.S.C. Section 1350.