Form 10KSB
period 2005-11-30
ARTS WAY MANUFACTURING CO INC
filed 2006-02-28
CIK 7623

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON D.C. 20549

                               FORM 10-KSB

(Mark one)

[x] Annual report under Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the fiscal year ended November 30, 2005

[ ] Transition report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ______ to _______

Commission File No. 0-5131
                      ART'S-WAY MANUFACTURING CO., INC.
              (Name of Small Business Issuer In Its Charter)

              DELAWARE                            42-0920725
   _________________________             ________________________________
(State or Other Jurisdiction of        (I.R.S. Employee Identification No.)
Incorporation or Organization)

        5556 Highway 9
	Armstrong, Iowa                             50514
   _________________________             ________________________________
     (Address of Principal
       Executive Offices)	                  (Zip Code)
                          (712) 864-3131
        (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

                                             None

Securities registered pursuant to Section 12(g) of the Act:

                                             Common stock $.01 par value

Check whether the issuer is not required to file reports pursuant to
Section 13 on 15(d) of the Exchange Act. [ ]

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [X] No []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ x ]

Indicate by check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act). Yes [] No [x]

State issuer's revenues, for its most recent fiscal year: $14,618,904.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of a specified date written the past 60 days:
$12,564,326. As of Feburary 10, 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of February 3, 2006, there were 1,963,176 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Definitive Proxy Statement for the registrant's 2006 Annual Meeting of Stockholders to be filed within 120 days of November 30, 2005, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Issuer Forecast (check one): Yes [] No [X]


              Art's-Way Manufacturing Co., Inc. and Subsidiary
                          Index to Annual Report
                             on Form 10-KSB

                                                           Page
Part I

   Item 1 - Description of Business                      4 thru 6

   Item 2 - Description of Property                          6

   Item 3 - Legal Proceedings                                7

   Item 4 - Submission of Matters to a Vote of
            Security Holders                                 7

Part II

   Item 5 - Market for Common Equity and Related
            Stockholder Matters                              8

   Item 6 - Management's Discussion and Analysis or
            Plan of Operation                            9 thru 14

   Item 7 - Financial Statements                             14

   Item 8 - Changes in and Disagreements with
            Accountants on Accounting and
            Financial Disclosure                             15

   Item 8A - Controls and Procedures                         15

   Item 8B - Other Information                               15

Part III

   Item 9 - Directors and Executive Officers of
            the Registrant                                   16

   Item 10 - Executive Compensation                          16

   Item 11 - Security Ownership of Certain Beneficial
             Owners and Management And Related
             Stockholder Markets                             16

   Item 12 - Certain Relationships and
             Related Transactions                            16

   Item 13 - Exhibits                                        16

   Item 14 - Principal Accountant Fees & Services            16



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

  In May 2004, we moved the Cherokee Truck Bodies operation from Cherokee Iowa, to the facility in Armstrong. The move reduced overhead significantly and enables us to focus on sales growth.

  In August 2004, we delivered our new 6812 Sugar Beet Harvester. Sales were strong, as we introduced the industry's only 12 row harvester. End users were excited about the overall performance. In 2006 we will again bring an updated model to market to enhance customer satisfaction.

  In November 2004, we launched a second new product offering, our 5165 Grinder Mixer, with faster cycle times and increased capacity. Sales exceeded our expectations.

  We continue to focus our efforts in research and design. In 2005 we saw sales of our feed processing equipment double, with the November 2004 introduction of our new model 5165 Grinder Mixer. The sugar beet industry is still excited about our model 6812 which we continue to enhance with each new model year.

  During the 2005 beet harvesting season we field tested a new single pass defoliator; we project that this product will be in production and in the field for the 2006 beet harvest. We also tested a new exportable beet harvester. The export unit is designed off of our model 6812 but down sized to fit in a cargo container for shipping.

  In October 2005 we purchased certain assets of Vessel Systems Inc., a manufacturer of pressurized tanks and vessels, located in Dubuque, Iowa. We purchased the inventory, fixed assets and accounts receivable for the purchase price of $844,284, paid in cash. We will operate this new business through our wholly-owned subsidiary, Art's-Way Vessels, Inc.

  (b) Business of Issuer

  We manufacture specialized farm machinery under our own and private labels, steel truck bodies under the label of Cherokee Truck Bodies and now pressure vessels through our wholly owned subsidiary of Art's-Way Vessels, Inc.

  Equipment manufactured by the Company under our own label includes: portable & stationary animal feed processing equipment and related attachments used to mill and mix feed grains into custom animal feed rations; a high bulk mixing wagon to mix animal feeds containing silage, hay and grain; a line of stalk shredders; sugar beet and potato harvesting equipment; and a line of land maintenance equipment, edible bean equipment, moldboard plows and grain drill equipment.

  Private label manufacturing of farm equipment accounted for 15% and 13% of total sales for the years ended November 30, 2005 and 2004, respectively.

  Art's-Way labeled products are sold by farm equipment dealers throughout the United States. There is no contractual relationship with these dealers to distribute our products, and dealers may sell a competitor's product line.

  Automotive and other dealers throughout the United States sell Cherokee Truck Bodies labeled products.

  Art's-Way Vessels, Inc. sells pressurized vessels, both code and non-code. Vessels can range from 3 feet in length up to 40 feet. The diameter can be between 18 inches to 8 feet. These vessels are sold to manufacturing facilities that will use the vessel as a component part of their end product.

  Raw materials, for both Art's-Way Manufacturing and Art's-Way Vessels, Inc., in all aspects of our business are acquired from domestic and foreign sources and normally are readily available.

  We maintain manufacturing rights on several products covering unique aspects of design and have trademarks covering product identification. We pay royalties for use of certain manufacturing rights. Our material royalty agreement is with CNH. The agreement with CNH will run through September 2006 on moldboard plows. In our opinion, our trademarks and licenses are of value in securing and retaining business.

  Sales of our agricultural products are seasonal; however, we have tried to decrease this impact of seasonality through the development of mowers, shredders and beet harvesting machinery coupled with private labeled products, as the peak periods for these different products occur at different times. Similar to other manufacturers in the farm equipment industry, we are affected by factors peculiar to the farm equipment field, including items such as fluctuations in farm income resulting from the change in commodity prices, crop damage caused by weather and insects, government farm programs and other unpredictable variables such as interest rates.

  Sales of truck bodies are somewhat seasonal, being affected by the cold months of winter when sales tend to decrease.

  We believe that pressure vessel sales do not tend to be seasonal.

  We have an OEM supplier agreement with CNH (Case New Holland). Under the OEM agreement we have agreed to supply CNH's requirements for certain feed processing and service parts under CNH's label. The agreement has no minimum requirements and can be cancelled upon certain conditions. For the years ended November 30, 2005 and 2004, sales under the CNH label aggregated approximately 8% of total sales.

  Our feed processing products, including private labeled units, compete with similar products of many other manufacturers. We estimated that there are more than 15 competitors producing similar products although total market statistics are not available. We believe that our products are competitively priced with greater diversity than most competitor product lines. Beet harvesting equipment is manufactured by three companies that have a significant impact on the market. We estimate our share of the domestic market is estimated to be about 35%. Other products such as mowers, shredders and grain drills are manufactured by approximately 20 other companies. We believe our products are competitively priced with above average quality and performance, in a market where price, product performance and quality are principal elements.

  Another important part of our business is after market service parts that are available to keep our branded and OEM produced equipment operating to the satisfaction of the end user.

  The backlog of orders booked in February 2006, was approximately $7,158,000. Art's-Way Vessels, Inc. had a backlog of $2,303,000, and Art's-Way Manufacturing had a backlog of $4,855,000. Art's-Way Manufacturing had approximately $4,707,000 in backlog a year ago. Overall we are looking forward to another strong year.

  We currently do no business with any local, state or federal government agencies.

  We are engaged in research and development work on a continual basis to improve the present products and create new products. In 2004 research and development costs were down $407,000 as we moved from prototype into production. In 2005 we invested heavily in research and development, $285,000 compared to only $10,000 in 2004. For further information please see Part II, Item 6, Results of Operations. We worked with an outside engineering firm to develop a new exportable beet harvester.

  Art's-Way Vessels, Inc. produces custom tanks and vessels that are manufactured to customer blue prints. Art's-Way Vessels, Inc. incurred no research and development costs in 2005.

  We are subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of materials into the environment. In 2005 we completed the installation of a new powder coat paint system. We are also in the process of installing a different paint system for our whole goods. These new paint systems will significantly improve the quality of our paint, in terms of luster, hardness and longevity. The paint systems will be located in a new location within the plant, as we redesign our workflow to optimize productivity. We have obtained the proper permits that allow us to change the paint systems and remain in compliance with all applicable laws and regulations.

  During the year ended November 30, 2005, we had peak employment of 97 full-time and 19 part-time employees, of which 90 were factory and production employees, 5 were engineers and engineering draftsman, 17 were administrative employees, and 4 were in sales and sales management. Employee levels fluctuate based upon the seasonality of the product line.

Item 2. Description of Property

  Our existing executive offices, production and warehousing facilities in Armstrong are built of hollow clay block/concrete and contain approximately 240,000 square feet of usable space. Most of these facilities were constructed after 1965 and are in good condition. We own approximately 127 acres of land west of Armstrong, which includes the factory and inventory storage space. We currently lease excess land to third parties for farming.

  The facility in Dubuque is a leased building. The building was constructed in 2004 and is in excellent condition.

Item 3. Legal Proceedings

  We are from time to time a party to various legal actions arising in the normal course of business. We believe that there are no threatened or pending proceedings against us that if determined adversely, would have a material adverse effect on our business or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

  Not Applicable.

                                  PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

  (a) Market Information

                                Per Common Stock Bid Prices by Quarter
                                  Year ended              Year ended
                               November 30, 2005      November 30, 2004
                                High        Low	       High        Low
      First Quarter            8.790	   5.50       5.360      4.530
      Second Quarter          11.500      5.110       5.600      4.990
      Third Quarter            9.050      5.110       5.360      4.620
      Fourth Quarter           5.950      4.500       6.240      4.290

  Our common stock trades on The NASDAQ Small Cap Stock Market under the symbol "ARTW." The range of closing bid prices shown above, are as reported by NASDAQ. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

  (b) Holders

  There were approximately 461 stockholders of our common stock as of February 6, 2006.

  (c) Dividends

  On October 27, 2005 our Board of Directors declared a dividend of $0.05 per share to be paid on November 30, 2005 to stockholders of record as of November 15, 2005. The loan covenants that restricted the payment of dividends were waived by our lenders. While we anticipate that this dividend will be the first in our ongoing plan of future annual dividend payments, the declaration of and the amount of any future dividends will be governed by our financial position at that time, and may again require the waiver of loan covenants by our lenders.

  (d) Security Authorization for Issuance Under Equity Compensation Plans.

                Number of securities  Weighted-average   Number of securities
                 to be issued upon    exercise price of   remaining available
                   exercise of          Outstanding       for future issuance
                outstanding options,      options,           under equity
                warrants and rights  Warrants and rights  compensation plans
 	                                                     (excluding
                                                         securities reflected
                                                          in columns (a))
Equity compensation
plans approved
by security holders   (a) 25,000       (b) $3.22            (c) 5,000

Equity compensation
plans not approved
by security holders            -                                    -

Total                     25,000                                5,000

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

  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

  Inventory Valuation - Inventories are stated at the lower of cost or market, and cost is determined using the first-in, first-out (FIFO) method. Management monitors the carrying value of inventories using inventory control and review processes that include, but are not limited to, sales forecast review, inventory status reports, and inventory reduction programs. We record inventory write downs to market based on expected usage information for raw materials and historical selling trends for finished goods. Write downs of inventory create a new cost basis. Additional write downs may be necessary if the assumptions made by management do not occur. We classified inventories not expected to be consumed in our manufacturing process or our parts fulfillment business within our normal operating cycle as a non-current asset in the accompanying balance sheets.

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

  Results of Operations

  Twelve months ended November 30, 2005 compared to the twelve months ended November 30, 2004

  Our consolidated revenue of $14,619,000 for 2005 represents a 14.3% increase when compared to $12,784,000 for 2004. Art's-Way Vessels, Inc., had revenues of $358,000, for the period from its acquisition on October
  4, 2005 through November 2005. Art's-Way Manufacturing had revenues totaling $14,261,000. Art's-Way Manufacturing's branded products increased by $1,099,000 while OEM sales increased by $378,000.
  Gross profit as a percent of sales was 30% for 2005 compared to 28% for 2004. The agricultural markets we serve are generally forecasted to remain constant in 2006, yet we anticipate that our sales and profits before tax for 2006 will increase slightly as we bring new or improved products to market.

  Operating expenses in 2005 increased $210,000 from 2004. Art's-Way Vessels, Inc. represents 123,000 of that increase, while Art's-Way Manufacturing represents $87,000 of the total. As a percent of sales, operating expenses were 19% and 20%, respectively, when comparing 2005 and 2004.

  Engineering expenses for Art's-Way Manufacturing increased by $294,000. This was due to the increase in new product development expenses of $275,000, for our new export beet harvester and new defoliator. We also engineered a new domestic defoliator. We increased our engineering staff by one degreed engineer and an additional part-time drafter. We also purchased new engineering software. We believe that by investing in our engineering department and research and development we are investing in the future of our company. We believe that by developing new products and updating our current products we will secure and better our position in our markets and allow the company to grow sales.

  Selling expenses for Art's-Way Manufacturing decreased $54,000 from 2005 to 2004. Approximately $24,000 of that decrease was due to a reduction in commission expense as the Cherokee Truck Bodies sales decreased. In 2004 commissions were up due to increased payments to a sales rep that helped to design the model 6812 harvester. That cost of approximately $18,000 went away in 2005. The decrease in commissions accounted for 78% of the decrease. In 2004 we also incurred the costs for design and formulation of manuals for the new model 6812, and this accounted for 20% of the cost reduction.

  General and administrative expenses decreased by $30,000. The addition of Art's-Way Vessels, Inc. resulted in an increase of $123,000. Art's-Way Manufacturing accounted for a decrease of $153,000. In 2004 we moved the Cherokee Truck Bodies operation from Cherokee, Iowa to Armstrong and as a result of the move we incurred costs totaling $59,000. In 2005 our legal fees decreased $30,000 as we settled two suits in early 2005. Like many other businesses, we struggle with the ever rising costs of health insurance, and our overall health insurance costs increased over 20% in 2005. We chose to hold the amount that the company contributed at a constant and passed the cost of the increase on to our employees. As a result some of our employees elected to drop the coverage, resulting in a decrease in our group insurance costs of $28,000. During 2005 our general and administrative depreciation expense also decreased approximately $13,000. The remainder of the decrease comes from numerous other small decreases.

  Art's-Way Manufacturing experienced a 28% increase in interest and other expenses in 2005 compared to 2004. Interest expense was up 45%, compared to 2004, due to higher average loan balances, as we took an additional $1,000,000 to finance equipment purchases and acquisitions, and increased interest rates. This increase was offset by an increase in other income due primarily to larger cash balances, caused by increased customer deposits and profits from operations that earned interest.

  Income before tax in 2005 was up 60% to $1,474,000 compared to $924,000 in 2004. Net income of $977,000 for 2005 compared to $1,402,000 in 2004.
  The decline in our net income is the result of the reversal of the deferred tax valuation allowance that was established in prior years and during 2004 we reduced this allowance resulting in the recognition of income tax benefit of approximately $479,000. Fiscal 2005 reflected normalized tax expense resulting in $497,000 of tax expense, a $976,000 increase over 2004. Although we are recording tax expense, cash payments for income taxes was only $53,000 during 2005 due to the utilization of our operating loss carryforwards.

  We continue to strive to reduce costs, and continue our move to a lean manufacturing environment. We also continue to invest in our future through research and development as well as new equipment and acquisitions. We believe as of 2005, our overall company has strengthened through the consolidation of manufacturing facilities, new product offerings and the acquisition of Art's-Way Vessels, Inc. The backlog of orders booked in February 2006, totaled approximately $7,158,000. Art's-Way Vessels, Inc. had a backlog of $2,303,000, and Art's-Way Manufacturing had a backlog of $4,855,000. Art's-Way Manufacturing had approximately $4,707,000 in backlog a year ago. Overall we are looking forward to another strong year.

  Liquidity and Capital Resources

  Twelve months ended November 30, 2005

  Our main sources of funds were from our ability to generate cash from operations. Cash provided from operations was $2,497,000 for fiscal year 2005. We are very excited about our ability to generate cash and what that means for our company as we look to the future. We will continue reinvesting in our company to strengthen its foundation and maximize long-term growth.

  In 2005 we paid a dividend to our stockholders for the first time in several years. This had a cash impact of $98,000.

  Twelve months ended November 30, 2004

  Our main sources of funds were obtained from our line of credit with West Bank. These funds were used to purchase fixed assets, with the balance used towards working capital. Capital expenditures for the year ended November 30, 2004 were $563,000 consisting mainly of two major expenditures. We purchased a paint line costing $330,000 and are in the installation process. We also invested $113,000 in tooling for the new model 6812 sugar beet harvester. These two items totaled 80% of our capital expenditures in 2004.

  Inventories increased significantly in 2004; $6,298,000 compared to $3,447,000 in 2003. This was partially due to the significant increase in steel prices during 2004. Nearly our entire inventory is steel based and we estimate that 20% of the increase was driven by steel prices. We also carried approximately $1,000,000 of inventory related to our sugar beet harvesters. We had intended for a large build in 2004, however as we moved our new harvester from prototype to production, we ran into typical transition issues. We will consume all carryover inventories in the 2005 build of harvesters. At the end of 2004 we also purchased large amounts of raw steel for our grinder mixer build, but the build was delayed slightly and the units were not shipped until 2005. This demand on cash was partially offset by the increase in accounts payable related to these inventory purchases.

  Accrued expenses for the fiscal year ended 2004 were up as a result of rising insurance costs and increased commissions' payable due to increased sales in November.

  Capital Resources

  We have long-term financing through West Bank. Credit facilities consist of three loan agreements totaling $5,500,000.

  Facility #1 is a revolving line of credit for $3,500,000 with advances funding the working capital, letter of credit and corporate credit card needs that mature on March 31, 2006. We are in the process of securing an extension for an additional year and expect to receive this extension. The interest rate is West Bank's prime interest rate plus 1%, adjusted daily. Monthly interest only payments are required and the unpaid principal is due on the maturity date. Collateral consists of a first position on our assets owned including, but not limited to inventories, accounts receivable, machinery and equipment. As of November 30, 2005 and 2004, the Company had borrowed $0 and $870,071 respectively, against Facility #1.

  Facility #2 is long-term financing for $2,000,000 that is supported by a guarantee issued by the United States Department of Agriculture (USDA) for 75% of the loan amount outstanding. The variable interest rate is West Bank's prime interest rate plus 1.5%, adjusted daily, monthly principle and interest payments are amortized over 20 years with final maturity date of March 31, 2023.

  Facility #3 is long-term financing for $1,000,000 that is also supported by a guarantee issued by the USDA for 75% of the loan amount outstanding. The loan for $1,000,000 was used for new product development.

  Collateral for Facilities #2 and #3 is primarily real estate with a second position on assets of Facility #1. The USDA subordinates collateral rights in all assets other than real estate in an amount equal to West Bank's other credit commitments. As of November 30, 2005 the outstanding balance on Facility #2 and #3 was $1,754,866 and $974,356 respectively compared to $1,836,565 and $0 at November 30, 2004.

  J. Ward McConnell, Jr. was required to personally guarantee Facility #1, Facility #2 and Facility #3 on an unlimited and unconditional basis. The guarantees of Facility #1, Facility #2 and Facility #3 shall be reduced after the first three years to a percentage representing his ownership of the Company. Mr. McConnell's guarantees shall be removed from Facility #1 and Facility #2 in the event that his ownership interest in the Company is reduced to a level less than 20% after the first three years of the loan. The Company compensates Mr. McConnell for his personal guarantees at an annual percentage rate of 2% of the outstanding balances paid monthly. Guarantee fee payments to Mr. McConnell were approximately $56,000 and $47,000, for the years ended November 30, 2005, and 2004, respectively.

  Other terms and conditions of all three facilities include providing monthly internally prepared financial reports including accounts receivable aging schedules and borrowing base certificates and year-end audited financial statements. The borrowing bases shall limit advances from Facility #1 to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and 50% of work-in-process inventory plus 40% of appraisal value of machinery and equipment. Covenants include, but are not limited to, restrictions on debt service coverage ratio, debt/tangible net worth ratio, current ratio, capital expenditures, and tangible net worth. During the year ended November 30, 2005, we violated the restriction on capital expenditures, payment of dividends and loan to third parties. Under our loan agreement West Bank would have had the right to call the loan and/or increase the interest rate by three percentage points. As stated above, we provide
  West Bank with monthly financial statements, as well as a cash flow statement on a monthly basis. Therefore they were aware of the amount of capital expenditures we had incurred throughout the year. They were also aware of the decision to pay dividends, and the inter-company loan to Art's-Way Vessels, Inc. in connection with the asset purchase from Vessels Systems, Inc., well in advance of the actual expenditures. The bank views this spending favorably, and waived the covenants.

  Contractual Obligations

  Contractual Obligation             Payments due by period
                            Total    < 1 yr   1-3 yrs  3-5 yrs   >5 yrs
   Long-term debt
     including interest   3,825,193  386,316  666,600  666,600  2,105,677
   Capital lease obligation       0        0        0        0          0
   Operating lease
     obligation             125,000  125,000        0        0          0
   Purchase Obligations      80,000   80,000        0        0          0
   Other                          0        0        0        0          0
     Total                4,030,193  591,316  666,600  666,600  2,105,677

   * Based on current interest rates at November 30, 2005.

  Our current ratio and its working capital are as shown in the following table:

                             November 30, 2005       November 30, 2004
      Current Assets            $9,481,557               $7,946,007
      Current Liabilities        2,060,486                2,513,444
      Working Capital           $7,421,071               $5,432,563

      Current Ratio                 4.6                      3.2

  Utilization of Deferred Tax Assets

  At November 30, 2005 and 2004, we had established a deferred tax asset valuation allowance of approximately $41,000. In assessing our deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In 2004 we utilized a portion of our net operating loss carryforward. Beginning in fiscal 2005 our financial results reflected the accrual of income tax expenses of $497,000, as opposed to 2004 when we recorded a net tax benefit of $479,000.

  For tax purposes, at November 30, 2005 we have utilized all of our net operating loss carryforwards. We had approximately $132,000 of research and development credits and $41,000 of state tax credits which begin to expire in the 2012 and 2007, respectively. We also had $41,000 in AMT credits that will not expire.

  Off-Balance Sheet Arrangements

  We have no off-balance sheet arrangements.

Item 7 Financial Statements





Report of Independent Registered Public Accounting Firm

To the Board of Directors
Art's-Way Manufacturing Co., Inc.
Armstrong, Iowa

We have audited the consolidated balance sheets of Art's-Way Manufacturing Co., Inc. and subsidiary as of November 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Art's-Way Manufacturing Co., Inc. and subsidiary as of November 30, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

Des Moines, Iowa
January 9, 2006


                      ART'S-WAY MANUFACTURING CO., INC.

                            Table of Contents

                                                           Page
Consolidated Statements of Operations -
  Years ended November 30, 2005 and 2004                    F-3

Consolidated Balance Sheets -
  November 30, 2005 and 2004                                F-4

Consolidated Statements of Stockholders' Equity -
  Years ended November 30, 2005 and 2004                    F-5

Consolidated Statements of Cash Flows -
  Years ended November 30, 2005 and 2004                    F-6

Notes to Consolidated Financial Statements -
  Years ended November 30, 2005 and 2004                F-7 - F-17


                      ARTS-WAY MANUFACTURING CO., INC.
                    Consolidated Statements of Operations
                   Years ended November 30, 2005 and 2004

                                                 2005             2004
Net sales                                     $14,618,904     $12,784,396
Cost of goods sold                             10,213,951       9,186,971
     Gross profit                               4,404,953       3,597,425

Expenses:
     Engineering                                  483,831         189,587
     Selling                                      680,219         734,141
     General and administrative                 1,551,213       1,581,458
        Total expenses                          2,715,263       2,505,186
        Income from operations                  1,689,690       1,092,239

Other income (expense):
     Interest expense                            (261,162)       (180,013)
     Other                                         45,792          11,416
        Total other expense                      (215,370)       (168,597)
        Income before income taxes              1,474,320         923,642
Income tax (benefit)                              497,003        (478,631)
        Net income                               $977,317      $1,402,273

Net income per share:
     Basic                                          $0.50           $0.72
     Diluted                                         0.50            0.72


See accompanying notes to consolidated financial statements.


                      ARTS-WAY MANUFACTURING CO., INC.
                        Consolidated Balance Sheets
                         November 30, 2005 and 2004

	Assets	                                  2005             2004
Current assets:
   Cash                                        $1,198,238        $116,001
   Accounts receivable customers,
     net of allowance for doubtful
     accounts of $46,385 and
     $30,417 in 2005 and 2004,
     respectively                                 956,391         737,008
   Inventories, net                             6,525,051       6,298,049
   Deferred taxes                                 673,000         539,000
   Real estate loan receivable                          0         165,725
   Other current assets                           128,877          90,224
       Total current assets                     9,481,557       7,946,007

Property, plant, and equipment, net             1,890,660       1,308,088
Inventories, noncurrent	                          144,871         459,792
Deferred taxes                                    191,000         786,000
Other assets                                       74,353         146,006
       Total assets                           $11,782,441     $10,645,893

    Liabilities and Stockholders
             Equity
Current liabilities:
   Notes payable to bank                               $0        $870,071
   Current portion of term debt                   223,946         174,674
   Accounts payable                               530,722         536,929
   Customer deposits                              569,354          77,975
   Accrued expenses                               736,464         853,795
       Total current liabilities                2,060,486       2,513,444

Long term liabilities                                   0         144,766
Term debt, excluding current portion            2,558,273       1,788,242
       Total liabilities                        4,618,759       4,446,452

Stockholders equity:
   Common stock-$0.01 par value.
     Authorized 5,000,000 shares;
     issued 1,963,176 and 1,938,176
     shares in 2005 and 2004                       19,632          19,382
   Additional paid-in capital                   1,719,787       1,634,954
   Retained earnings                            5,424,263       4,545,105
       Total stockholders equity                7,163,682       6,199,441
       Total liabilities and
        stockholders equity                   $11,782,441     $10,645,893

See accompanying notes to consolidated financial statements.


                      ARTS-WAY MANUFACTURING CO., INC.
               Consolidated Statements of Stockholders Equity
                   Years ended November 30, 2005 and 2004

                         Common stock      Additional
                      Number of             paid-in     Retained
                      shares    Par value   capital     earnings      Total

Balance,
 November 30, 2003   1,938,176   $19,382   $1,634,954   $3,142,832  $4,797,168
   Net income                0         0            0    1,402,273   1,402,273
Balance,
 November 30, 2004   1,938,176   $19,382   $1,634,954   $4,545,105  $6,199,441

 Exercise of
   stock options        25,000       250       79,033            0      79,283
 Stock based
  compensation               0         0        5,800            0       5,800
 Dividends paid, $0.05
  per share                  0         0            0      (98,159)    (98,159)
   Net income                0         0            0      977,317     977,317
Balance,
 November 30, 2005   1,963,176   $19,632   $1,719,787   $5,424,263  $7,163,682

See accompanying notes to consolidated financial statements.


                      ARTS-WAY MANUFACTURING CO., INC.
                    Consolidated Statements of Cash Flows
                   Years ended November 30, 2005 and 2004

                                                     2005              2004
Cash flows from operations:
  Net income                                        $977,317       $1,402,273
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Stock based compensation                         5,800                0
     (Gain) Loss on sale of property, plant,
       and equipment                                  (8,486)           7,134
      Depreciation and amortization                  268,616          311,314
      Deferred income taxes                          461,000         (507,000)
      Changes in assets and liabilities,
       net of Vessel Systems Inc acquisition:
       (Increase) decrease in:
         Accounts receivable                          21,202          148,882
         Inventories                                 204,736       (2,827,698)
         Other current assets                        127,072           59,961
         Other, net                                   71,653          (30,000)
       Increase (decrease) in:
         Accounts payable                             (6,207)         453,055
         Customer deposits                           491,379           24,419
         Accrued expenses                           (117,331)         151,678
           Net cash provided by/(used in)
               operating activities                2,496,751         (805,982)

Cash flows from investing activities:
  Purchases of property, plant,
   and equipment                                    (378,420)        (563,116)
  Purchase of assets of Vessels Systems Inc.        (844,284)	            0
  Proceeds from sale of property,
   plant, and equipment                               22,600            2,416
           Net cash (used in)
               investing activities               (1,200,104)        (560,700)

Cash flows from financing activities:
  Proceeds from Line of Credit                             0          870,071
  Payments on Line of Credit                        (870,071)               0
  Payments of notes payable to bank                 (180,697)        (187,440)
  Payments of long-term liabilities                 (144,766)               0
  Proceeds from term debt                          1,000,000                0
  Proceeds from the exercise of stock options	      79,283                0
  Dividends paid to stockholders                     (98,159)               0
           Net cash provided by (used in)
               financing activities                 (214,410)         682,631
           Net increase/(decrease) in cash         1,082,237         (684,051)
Cash at beginning of period                          116,001          800,052
Cash at end of period                             $1,198,238         $116,001

Supplemental disclosures of cash flow information:
  Cash paid/(received) during the period for:
     Interest                                       $246,598         $177,049
     Income taxes                                     52,993           (8,323)

Supplemental schedule of investing activities:
  Vessel Systems Inc acquisition:
     Accounts Receivable                            $240,585               $0
     Inventories                                     116,817                0
     Property, plant and equipment                   486,882                0
           Cash paid                                $844,284               $0


See accompanying notes to consolidated financial statements.


                 Notes to Consolidated Financial Statements

(1)   Summary of Significant Accounting Policies

    (a) Nature of Business

      Art's-Way Manufacturing Co., Inc. is primarily engaged in the fabrication and sale of metal products in the agricultural sector of the United States economy. Major product offerings include animal feed processing equipment, sugar beet and potato harvesting equipment, land maintenance equipment, finished mowing and crop shredding equipment, seed planting equipment and truck bodies. A significant part of the Company's business is supplying hay blowers to several original equipment manufacturers
      (OEMs). Another important part of the Company's business is after market service parts that are available to keep its branded and OEM produced equipment operating to the satisfaction of the end user of the Company's products.

      Art's-Way Vessels, Inc. is primarily engaged in the fabrication and sale of pressurized vessels and tanks.

    (b) Principles of Consolidation

      The consolidated financial statements include the accounts of Art's-Way Manufacturing Co., Inc. and its wholly-owned subsidiary, Art's-Way Vessels, Inc., which became active in October 2005 after purchasing certain assets of Vessel Systems, Inc. All material inter-company accounts and transactions are eliminated in consolidation.

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

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is entirely dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in, making this assessment.

    (g) Revenue Recognition

      Revenue is recognized when risk of ownership and title pass to the buyer, generally upon the shipment of the product. Shipping costs charged to customers are included in net sales. Freight costs incurred are included in cost of goods sold. In very limited circumstances, and only upon a written customer agreement, we recognize revenue upon the production and invoicing of the products.

    (h) Research and Development

      Research and development costs are expensed when incurred. Such costs approximated $285,000 and $10,000 for the years ended November 30, 2005, and 2004, respectively.

    (i)	Income Per Share

      Basic net income per common share has been computed on the basis of the weighted average number of common shares outstanding. Diluted net income per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.

      Basic and diluted earnings per common share have been computed based on the following as of November 30, 2005 and 2004:

                                             2005             2004
      Basic:
        Numerator, net income             $977,317        $1,402,273
        Denominator, average number
          of common shares
          Outstanding                    1,951,108         1,938,176
        Basic earnings per
          common share                       $0.50             $0.72
      Diluted
        Numerator, net income             $977,317        $1,402,273
        Denominator:
          Average number of common       1,951,108         1,938,176

          Effect of dilutive stock
            options                         19,113            20,281
                                         1,970,221         1,958,457

      Diluted earnings per
            common share                     $0.50             $0.72

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

      Since the Company applies APB Opinion No. 25 in accounting for its plans, compensation cost has only been recognized related to stock options issued with an exercise price less then the grant date current fair value. The impact on net income and earnings per share is insignificant, had the Company recorded compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123.

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

(2)   Allowance for Doubtful Accounts

      A summary of the Company's activity in the allowance for doubtful accounts is as follows:

                                          2005            2004

        Balance, beginning              $30,417         $39,250
         Provision charged to expense    19,909          16,100
         Less amounts charged-off        (3,941)        (24,933)
        Balance, ending                 $46,385         $30,417

(3)   Inventories

      Major classes of inventory are:
                                          2005             2004
        Raw materials                  $2,820,591       $2,867,914
        Work in process                   455,077        1,495,985
        Finished goods                  3,394,254        2,393,942
                                       $6,669,922       $6,757,841

      Inventories as of November 30, 2005 and 2004 are stated net of a reserve for slow moving inventory of approximately $923,000 and $1,071,000, respectively.

(4)   Property, Plant, and Equipment

      Major classes of property, plant, and equipment are:

                                          2005             2004
          Land                          $180,909         $180,909
          Buildings and improvements   2,704,570        2,679,055
          Manufacturing machinery
           and equipment               9,163,149        8,516,686
          Trucks and automobiles         104,016          104,016
          Furniture and fixtures         110,834          119,882
                                      12,263,478       11,600,548
          Less accumulated
           depreciation               10,372,818       10,292,460
          Property, plant
           and equipment              $1,890,660       $1,308,088

(5)   Accrued Expenses

      Major components of accrued expenses are:

                                          2005             2004
          Salaries, wages,
           and commissions              $371,680         $412,663
          Accrued warranty expense       131,832          119,912
          Other                          232,952          321,220
                                        $736,464         $853,795

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

      Changes in the Company's product warranty liability for the years ended November 30, 2005, and 2004 are as follows:

                                          2005             2004

          Balance, beginning            $119,912          $59,207
            Settlements made in cash
             or in-kind                 (294,633)        (158,216)
            Warranties issued            306,553          218,921
          Balance, ending               $131,832         $119,912

(7)   Loan and Credit Agreements

      We have a revolving line of credit for $3,500,000 with advances funding the working capital, letter of credit and corporate credit card needs that mature on March 31, 2006. The interest rate is West Bank's prime interest rate, adjusted daily. Monthly interest only payments are required and the unpaid principal is due on the maturity date. Collateral consists of a first position on assets owned by the Company including, but not limited to inventories, accounts receivable, machinery and equipment. As of November 30, 2005 and 2004, the Company had borrowed none and $870,071, respectively. Other terms and conditions of the debt with West Bank include providing monthly internally prepared financial reports including accounts receivable aging schedules and borrowing base certificates and year-end audited financial statements. The borrowing base shall limit advances from line of credit to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and 50% of work-in-process inventory plus 40% of appraisal value of machinery and equipment.

      J. Ward McConnell, Jr. was required to personally guarantee the debt with West Bank on an unlimited and unconditional basis. The guarantee of the term debt shall be reduced after the first three years to a percentage representing his ownership of the Company. Mr. McConnell's guarantee shall be removed from the term debt in the event that his ownership interest in the Company is reduced to a level less than 20% after the first three years of the loan. The Company compensates Mr. McConnell for his personal guarantee at an annual percentage rate of 2% of the outstanding balance to be paid monthly. Guarantee fee payments to Mr. McConnell were approximately $53,000 and $47,000, for the years ended November 30, 2005, and 2004, respectively. A summary of the Company's term debt is as follows:

                                          2005             2004
        West Bank loan payable in
         monthly installments of
         $17,776 including interest at
         Bank's prime rate plus 1.5%
         due Mach 31, 2023 (A) (B)     $1,754,866       $1,836,565

        West Bank loan payable in
         monthly installments of
         $10,000 including interest at
         Bank's prime rate plus 1.5%
         due March 31, 2015 (A) (B)       974,356               --

        State of Iowa Community
         Development Block Grant
         promissory note at 0% interest,
         maturity 2006 with quarterly
         principal payments of $11,111     33,334           77,778

        State of Iowa Community
         Development Block Grant
         local participation promissory
         notes at 4% interest, maturity
         2006, with quarterly principal
         payments of $7,007                19,663           48,573

           Total term debt              2,782,219        1,962,916
         Less current portion of
           term debt                      223,946          174,674
                Term debt, excluding
                 current portion       $2,558,273       $1,788,242

      (A) Notes are supported by a guarantee issued by the United States Department of Agriculture (USDA) for 75% of the loan amount outstanding. Collateral for these loans are primarily real estate with a second position on assets securing the line of credit. The USDA subordinates collateral rights in all assets other than real estate in an amount equal to West Bank's other credit commitments.

      (B) Covenants include, but are not limited to, restrictions on payment of dividends, debt service coverage ratio, debt/tangible net worth ratio, current ratio, limitation on capital expenditures, and tangible net worth. During the year ended November 30, 2005, and 2004, the Company violated certain debt covenants that were waived.

      A summary of the minimum maturities of term debt follows for the years ending November 30:

                 Year:                                    Amount
                  2005                                   $223,946
                  2006                                    182,352
                  2007                                    193,918
                  2008                                    206,326
                  2009                                    219,545
               Thereafter                               1,756,132
                                                       $2,782,219

(8) Employee Benefit Plans The Company sponsors a defined contribution 401(k) savings plan which covers substantially all full-time employees who meet eligibility requirements. Participating employees may contribute as salary reductions a minimum of 4% of their compensation up to the limit prescribed by the Internal Revenue Code. The Company began making 25% matching contribution up to 1% of eligible compensation starting June 2005. The Company recognized an expense of $10,613 and none related to this plan during the years ending November 30, 2005 and 2004, respectively.

(9)   Stock Option Plans

      Under the 2001 Director Option Plan, stock options may be granted to non-employee directors to purchase shares of common stock of the Company at a price not less than fair market value at the date the options are granted. Non-employee directors who have served for at least one year are automatically granted options to purchase 5,000 shares of common stock. Options granted are nonqualified stock options. The option price, vesting period, and term are set by the Compensation Committee of the Board of Directors of the Company. Options for an aggregate of 50,000 common shares may be granted under the Plan. Each option will be for a period of 10 years and may be exercised at a rate of 25% at the date of grant and 25% on the first, second, and third anniversary date of the grant on a cumulative basis. At November 30, 2004, the Company had approximately 5,000 shares available for issuance pursuant to subsequent grants under the 2001 Director Option Plan.

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

      A summary of changes in the stock option plans is as follows:

                                             November 30
                                           2005        2004
        Options outstanding at
         beginning of period              45,000      45,000
        Granted                            5,000           -
        Exercised                        (25,000)          -
        Options outstanding at
         end of period                    25,000      45,000

        Options price range for
         the period                       $ 2.32      $ 2.32
                                              To          To
                                          $ 5.21      $ 3.50

        Options exercisable at
         end of period                    20,000      41,250

      At November 30, 2005 and 2004, the weighted-average remaining contractual life of options outstanding was 6.9 years and 6.4 years respectively, and the weighted-average exercise price was $3.22 and $2.74, respectively. The weighted-average exercise price for options exercisable at November 30, 2005 was $2.98.

      The per share weighted-average fair value of stock options granted in the year ended November 30, 2005, was $2.30, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0.0%, risk-free interest rate 4.25%, expected volatility factor of 30.01%, and an expected life of 10 years.

(10)  Income Taxes

      Total income tax expense (benefit) for the years ended
      November 30, 2005 and 2004 consists of the following:

                                             November 30
                                          2005         2004
        Current expense                $574,003      $370,369
        Benefit of utilization
         of operating loss
         carryforward                  (538,000)     (342,000)
        Deferred expense (benefit)      461,000	     (507,000)
                                       $497,003     $(478,631)

      The reconciliation of the statutory Federal income tax rate and the effective tax rate are as follows:

                                             November 30
                                          2005         2004
        Statutory federal income tax rate 34.0%	       34.0%
        Other due primarily to change in
         valuation allowance              (0.3)       (85.9)
                                          33.7%       (51.9)%

      Tax effects of temporary differences that give rise to significant portions of the deferred tax assets at November 30, 2005 and 2004 are presented below:
                                                  November 30
                                               2005         2004
        Deferred tax assets:
         Net operating loss
          carryforwards                          $0      $538,000
         Tax credits                        214,000       197,000
         Accrued expenses                   100,000       101,000
         Inventory capitalization           243,000       155,000
         Asset reserves                     330,000       375,000
         Property, plant, and equipment      18,000             0
             Total deferred tax assets      905,000     1,366,000
         Less valuation allowance            41,000        41,000
             Net deferred tax assets       $864,000    $1,325,000

      At November 30, 2005 the Company has approximately $132,000 of research and development credits, $41,000 of state tax credits, and $41,000 of AMT credits. The R&D and state tax credits will begin to expire in 2012 and 2007, respectively.

      The Company has established a deferred tax asset valuation allowance of $41,000 at November 30, 2005 and 2004, due to the uncertainty of realizing its deferred tax assets related to the state tax credits.
      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

(11)  Disclosures About the Fair Value of Financial Instruments

      SFAS 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At November 30, 2005 and 2004, the carrying amount approximates fair value for cash, accounts receivable, accounts payable, notes payable to bank, term debt, and other current and long-term liabilities.
      The carrying amounts approximate fair value because of the short maturity of these instruments. The fair value of the Company's installment term loan payable also approximates fair value because the interest rate is variable as it is tied to the lender's borrowing rate.

(12)  Litigation and Contingencies

      Various legal actions and claims are pending against the Company. In the opinion of management adequate provisions have been made in the accompanying financial statements for all pending legal actions and other claims.

(13)  Lease Obligations

      The Company leases the facility in Dubuque Iowa. Under a operating lease agreement which expires in October 2006. The minimum lease payments for the fiscal year ended November 30, 2006 will be approximately $125,000. Total rent expense recognized for the year ended November 30, 2005 was $25,000.

(14)  2005 Acquisition

      Effective October 4, 2005, the Company acquired the operating assets of Vessels Systems, Inc. for a cash purchase price of approximately $844,000. The operating results of the acquired business are reflected in the Company's consolidated statement of income from the acquisition date forward. The acquisition was made to continue the Company's growth strategy and diversify its product offerings outside the agricultural industry. The purchase price was determined based on an arms-length negotiated value. The transaction was accounted for under the purchase method of accounting, with the purchase price allocated to the individual assets acquired. (See cash flow statement supplemental disclosure)

      Proforma sales and net income information for Vessels Systems, Inc. for 2005 and 2004 is not included as management believes that Vessels Systems, Inc. would not have had a material impact on the Company's financial statements.

(15)  Segment Information

      On October 4, 2005, the Company purchased certain assets of Vessels Systems, Inc. which created a separate operating segment. Prior to the date of this acquisition the Company operated in one reportable segment.

      Our reportable segments are strategic business units that offer different products. They are managed separately because each business requires different technology and marketing strategies.

      There are two reportable segments: agricultural products and pressurized vessels. The agricultural products segment fabricates and sells farming products as well as replacement parts for these products throughout the United States. The pressurized vessel segment produces pressurized tanks.

      The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Currently interest expense on long-term debt is all located within the agricultural products segment with no interest being charged to the pressurized vessels segment related to intercompany borrowings. Intersegment sales and transfers are accounted for at historical cost.

      Management evaluates the performance of each segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses.

      Approximate financial information with respect to the reportable segments is as follows. The agricultural products segment information is for the year ended November 30, 2005 and the pressurized vessels segment information is for the period from acquisition to November 30, 2005.

                                Agricultural 	Pressurized 	Consolidated
                                  Products        Vessels
         Revenue from external
          customers              $14,261,000      $358,000      $14,619,000
         Income from operations    1,683,000         7,000        1,690,000
         Income before tax         1,467,000         7,000        1,474,000
         Segment profit              972,000         5,000          977,000
         Total Assets             10,737,000     1,045,000       11,782,000
         Capital expenditures        374,000         4,000          378,000
         Depreciation                262,000         7,000          269,000

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        Not Applicable

Item 8A. Controls and Procedures.

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

        There were no changes in our internal control over financial reporting, identified in connection with this evaluation that occurred during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



Item 8B. Other Information.

        Not Applicable

                                  PART III

Item 9. Directors and Executive Officers of the Registrant.

        The information required by Item 9 is incorporated by reference to our Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after November 30, 2005.

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

                      Art's-Way Manufacturing Co., Inc.
                                5556 Highway 9
                              Armstong, IA 50514

Item 10. Executive Compensation.

        The information required by Item 10 is incorporated by reference to our Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after November 30, 2005.

Item 11. Security Ownership of Certain Beneficial Owners & Management and Related Stockholder Matters.

        The information required by Item 11 is incorporated by reference to our Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after November 30, 2005.

Item 12. Certain Relationships and Related Transactions.

        The information required by Item 12 is incorporated by reference to our Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after November 30, 2005.

Item 13. Exhibits.

        Please see Exhibit Index.

Item 14. Principal Accountant Fees and Services.

        The information required by Item 14 is incorporated by reference to our Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after November 30, 2005.

                                 Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ART'S-WAY MANUFACTURING CO., INC.

By: __________________________  By: __________________________
    John C. Breitung                Carrie L. Majeski
    Chief Executive Officer         Chief Financial Officer
    Date:_____________________      Date:_____________________

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

______________________________                 February 28, 2006
J. Ward McConnell, Jr.
Chairman of the Board and Director                   Date

______________________________                 February 28, 2006
David R. Castle
Director                                             Date

______________________________                 February 28, 2006
George A. Cavanaugh, Jr.
Director                                             Date

______________________________                 February 28, 2006
James L. Koley
Director                                             Date

______________________________                 February 28, 2006
Douglas McClellan
Director                                             Date

_____________________________                  February 28, 2006
Marc H. McConnell
Director                                             Date

_____________________________                  February 28, 2006
Thomas E. Buffamante
Director                                             Date



         Art's-Way Manufacturing Co., Inc. Exhibit Index

Number	Exhibit Description

2 Agreement & Plan of Merger for Reincorporation of Art's-Way Manufacturing Co., Inc., in Delaware. Incorporated by reference to
        Exhibit 2 of Annual Report on Form 10-K for the year ended May 27,
        1989.
3       Certificate of Incorporation and By-laws for Art's-Way
        Manufacturing Co., Inc. Incorporated by reference to Exhibit 3 of Annual Report on Form 10-K for the year ended May 27, 1989.
3.1 Amendments to Bylaws of Art's-Way Manufacturing Co., Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-QSB for the quarter ended May 31, 2004
10	Incorporated by reference to the material contracts filed as
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
10.7	Long-term Financing Agreement dated April 25, 2003 between the Company and West Des Moines State Bank.  Incorporated by reference to the
        Form 10-Q for the quarter ended May 31, 2003.
10.8 Asset Purchase Agreement between the Company and Obeco Truck Body, Inc. Incorporated by reference to the Form 10-Q filed for the quarter ended August 31, 2003.
10.9    Purchase Agreement with Vessels Systems Inc.
21	Subsidiaries of the small business issuer.
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