Form 10QSB
period 2006-02-28
ARTS WAY MANUFACTURING CO INC
filed 2006-04-13
CIK 7623

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                    _________________________________

                                FORM 10-QSB

(Mark One)

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended February 28, 2006

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

                         Commission File No. 0-5131

                      ART'S-WAY MANUFACTURING CO., INC.
      (Exact Name of Small Business Issuer as Specified in Its Charter)

                   DELAWARE                         42-0920725
       (State or Other Jurisdiction of
        Incorporation or Organization)	 I.R.S. Employer Identification No.

                         Hwy 9 West, Armstrong, Iowa
                                    50514
                    (Address of Principal Executive Offices)

                               (712) 864-3131
                 Issuer's Telephone Number, Including Area Code

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _ No X

Number of common shares outstanding as of April 17, 2006: 1,973,176

Transitional Small Business Disclosure Format (check one): Yes _ No X



                    ART'S-WAY MANUFACTURING CO., INC.

                   Consolidated Statement of Operations
                                Condensed
                               (Unaudited)

                                                 Three Months Ended
                                            February 28,    February 28,
                                               2006            2005

Net Sales                                   $ 4,302,088     $ 3,591,843
Cost of goods sold                            2,926,683       2,336,859
Gross Profit                                  1,375,405       1,254,984

Expenses:
   Engineering                                   91,040         128,920
   Selling                                      192,259         216,872
   General and administrative                   601,448         377,822
     Total expenses                             884,747         723,614

       Income from operations                   490,658         531,370

Other expenses (income):
   Interest expense                              82,342          50,207
   Other, net                                   (16,636)        (38,371)
     Total other expenses                        65,706          11,836

        Income before income taxes              424,952         519,534

Income tax expense                              152,982         176,642

        Net income                            $	271,970       $ 342,892

Net income per share:
   Basic                                      $    0.14       $    0.18
   Diluted                                    $    0.14       $    0.17

Common shares and equivalent outstanding:
   Basic                                      1,964,009       1,938,176
   Diluted                                    1,976,443       1,964,784


See accompaning notes to consolidated condensed financial statements.



                     ART'S-WAY MANUFACTURING CO., INC.

                        Consolidated Balance Sheet
                                Condensed
	                       (Unaudited)

                                            February 28,    November 30,
                                                2006            2005
           ASSETS
Current Assets
  Cash                                      $ 1,115,139     $ 1,198,238
  Accounts receivable-customers, net
    of allowance for doubtful accounts
    of $54,900 and $46,385 in February
    and November, respectively                2,369,428         956,391
  Inventories, net                            6,507,505       6,525,051
  Deferred taxes                                684,000         673,000
  Other current assets                          156,348         128,877
       Total current assets                  10,832,420       9,481,557

Property, plant and equipment, at cost       12,597,975      12,263,478
    Less accumulated depreciation            10,428,950      10,372,818
       Net property, plant and equipment      2,169,025       1,890,660

Inventories, noncurrent	                        174,027         144,871
Deferred taxes                                   40,000         191,000
Other assets                                     77,056          74,353
       Total Assets                        $ 13,292,528    $ 11,782,441

 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Line of Credit                              $ 43,484             $ 0
   Current portion of long-term debt            135,235         223,946
   Accounts payable                             692,273         530,722
   Customer deposits                          1,722,048         569,354
   Accrued expenses                             648,148         736,464
      Total current liabilities               3,241,188       2,060,486

Long-term debt, excluding current portion     2,602,833       2,558,273
      Total liabilities                       5,844,021       4,618,759

Stockholders' Equity
   Common stock - $.01 par value. Authorized
     5,000,000 shares; issued 1,968,176
     and 1,963,176 shares in February and
     in November                                 19,682          19,632
   Additional paid-in capital                 1,732,592       1,719,787
   Retained earnings                          5,696,233       5,424,263
      Total stockholders' equity              7,448,507       7,163,682

      Total liabilities and stockholders'
        equity	                           $ 13,292,528    $ 11,782,441


See accompanying notes to consolidated condensed financial statements.


                     ART'S-WAY MANUFACTURING CO., INC.

                    Consolidated Statement of Cash Flow
                                Condensed
                               (Unaudited)

                                                 Three Months Ended
                                            February 28,    February 28,
                                               2006            2005
CASH FLOW FROM OPERATIONS:
  Net income                                 $ 271,970       $ 342,892
  Adjustment to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization              53,429          74,509
     Stock based compensation                    1,256               0
     Deferred income taxes                     140,000         178,186
     Changes in working capital components:
       (Increase) decrease in:
          Accounts receivable               (1,413,037)       (448,597)
          Inventories                          (11,610)       (185,186)
          Other current assets                 (27,471)        (26,217)
          Other	                                     0         165,725
       Increase (decrease) in:
          Accounts payable                     161,551        (150,424)
          Customer deposits                  1,152,694       1,586,095
          Accrued expenses                     (88,316)         56,157
             Net cash provided by
              operating activities             240,466       1,593,140

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of property, plant and
     equipment                                (334,497)        (11,912)

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from/(Principal payments)
     on line of credit	                        43,484        (870,071)
   Proceeds from notes payable                       0       1,000,000
   Principal payments on term debt             (44,151)        (41,894)
   Proceeds from the exercise of stock options	11,599               0
   Loan origination fees paid                        0         (18,550)
    Net cash provided by financing activities   10,932          69,485
    Net increase/(decrease) in cash            (83,099)      1,650,713
Cash at beginning of period                  1,198,238         116,001
Cash at end of period                      $ 1,115,139     $ 1,766,714

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                $ 90,906        $ 50,207
      Income taxes                              12,902          14,498

See accompanying notes to consolidated condensed financial statements.




                   ART'S-WAY MANUFACTURING CO., INC.

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Statement Presentation

     The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2005. The results of operations for the first quarter ended February 28, 2006 are not necessarily indicative of the results for the fiscal year ending November 30, 2006.

2.   INCOME PER SHARE

     At February 28, 2006, we had two stock-based employee compensation plans, which are described more fully in Note 9 of our 2005 Annual Report to Stockholders. We adopted Statement No. 123 (Revised 2004), Share-Based Payment ("SFAS123R") which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, effective December 1, 2005. SFAS123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Upon adoption, we used the prospective transition method. The prospective method requires that compensation expense be recorded for all non-vested stock options beginning with the first quarter after adoption of SFAS123R. Stock-based compensation expense for the three months ended February 28, 2006 totaled $1,256.

     Previously, we applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for these plans. Accordingly, prior to December 1, 2005 no compensation cost had been recognized for its stock options in the condensed consolidated financial statements when the options were issued at a price equivalent to the stock price at the time of issuance. Set forth below is a reconciliation of net income and earnings per share information for the three months ended February 28, 2005, as if we had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-based Compensation, to stock-based employee compensation for that period.

                                                   Three months ended
                                                   February 28, 2005
     Net income, as reported                           $ 342,892
     Deduct: Total stock-based compensation
       expense determined under the fair value
       method for all awards, net of tax effects	($ 2,662)
     Pro forma net income                              $ 340,230
     Pro forma basic earnings per share                      .18
     Pro forma diluted earnings per share                    .17

     The fair value of each option grant has been estimated using the Black-Scholes option-pricing model.

3.   INVENTORIES

     Major classes of inventory are:	February 28,    November 30,
                                           2006            2005
       Raw material                     $ 2,544,047     $ 2,820,591
       Work-in-process                      592,482         455,077
       Finished goods                     3,545,003       3,394,254
         Total                          $ 6,681,532	$ 6,669,922
       Less inventories classified
        as noncurrent                       174,027         144,871
         Inventories, current           $ 6,507,505     $ 6,525,051


4.   ACCRUED EXPENSES
                                        February 28,    November 30,
     	                                   2006            2005
     Major components of accrued
       expenses are:
     Salaries, wages and commissions      $ 361,032       $ 371,680
     Accrued warranty expense                84,440         131,832
     Income taxes                             5,782           5,702
     Other                                  196,894         227,250
       Total                              $ 648,148       $ 736,464


5.   PRODUCT WARRANTY

     The Company offers limited warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from date of purchase. The Company's warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary.

     Changes in the Company's product warranty liability for the three months ended February 28, 2006 and February 28, 2005 are as follows:

                                               2006           2005
     Balance, beginning                      $131,832       $119,912
     Settlements made in cash or in-kind     (110,413)       (23,697)
     Warranties issued                         63,021         59,719
     Balance, ending                          $84,440       $155,934


6.   LOAN AND CREDIT AGREEMENTS

     The Company has a revolving line of credit for $3,500,000 with advances funding the working capital, letter of credit and corporate credit card needs that matures on April 30, 2007. The interest rate is West Bank's prime interest rate, adjusted daily. Monthly interest only payments are required and the unpaid principal is due on the maturity date. Collateral consists of a first position on assets owned by the Company including, but not limited to inventories, accounts receivable, machinery and equipment. As of February 28, 2006 and 2005, the Company had borrowed approximately $43,000 and none, respectively. Other terms and conditions of the debt with West Bank include providing monthly internally prepared financial reports including accounts receivable aging schedules and borrowing base certificates and year-end audited financial statements. The borrowing base shall limit advances from line of credit to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and 50% of work-in-process inventory plus 40% of appraisal value of machinery and equipment.

     J. Ward McConnell, Jr. was required to personally guarantee the debt with West Bank on an unlimited and unconditional basis. The guarantee of the term debt shall be reduced after the first three years to a percentage representing his ownership of the Company. Mr. McConnell's guarantee shall be removed from the term debt in the event that his ownership interest in the Company is reduced to a level less than 20% after the first three years of the loan. The Company compensates
     Mr. McConnell for his personal guarantee at an annual percentage rate of 2% of the outstanding balance to be paid monthly. Guarantee fee payments to Mr. McConnell were approximately $14,000 and $10,000, for the quarter ended February 28, 2006, and 2005, respectively.

     A summary of the Company's term debt is as follows:

                                              February 28,     November 30,
                                                  2006             2005
     West Bank loan payable in monthly
     installments of $17,776 including
     interest at Bank's prime rate plus
     1.5%, due March 31, 2023 (A) (B)         $ 1,738,546      $ 1,754,866

     West Bank loan payable in monthly
     installments of $10,000 including
     interest at Bank's prime rate plus
     1.5%, due March 31, 2015 (A) (B)	        $ 964,906        $ 974,356

     State of Iowa Community Development
     Block Grant promissory notes at zero
     percent interest, maturity September
     2006, with quarterly principal
     payments of $11,111                         $ 22,222         $ 33,334

     State of Iowa Community Development
     Block Grant local participation
     promissory notes at 4% interest,
     maturity September 2006, with
     quarterly payments of $7,007                $ 12,394         $ 19,663

       Total term debt                        $ 2,738,068      $ 2,782,219

     Less current portion of term debt          $ 135,235        $ 223,946

     Term debt, excluding current portion     $ 2,602,833      $ 2,558,273

     (A) Notes are supported by a guarantee issued by the United States Department of Agriculture (USDA) for 75% of the loan amount outstanding. Collateral for these loans are primarily real estate with a second position on assets securing the line of credit. The USDA subordinates collateral rights in all assets other than real estate in an amount equal to West Bank's other credit commitments.

     (B) Covenants include, but are not limited to, restrictions on payment of dividends, debt service coverage ratio, debt/tangible net worth ratio, current ratio, limitation on capital expenditures, and tangible net worth. During the first quarter ended February 28, 2006, the Company violated certain debt covenants that were waived.


7.   RELATED PARTY TRANSACTIONS

     J. Ward McConnell, Jr. owns and operates Adamson Global. During the first quarter ended February 28, 2006 Adamson sold Art's-Way Vessels, Inc., certain raw material and equipment for an aggregate price of approximately $131,000. Adamson also purchased pressurized vessels from Art's-Way Vessels, Inc. in the first quarter, for an aggregate price of approximately $65,000. The Company believes that the transactions were done in accordance with prevailing market terms and conditions.



8.   SEGMENT INFORMATION

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

     The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Currently interest expense on long-term debt is all located within the agricultural products segment with no interest being charged to the pressurized vessels segment related to intercompany borrowings. Intersegment sales and transfers, if any, are accounted for at historical cost.

     Management evaluates the performance of each segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses.

     Approximate financial information with respect to the reportable segments is as follows. The agricultural products and the pressurized vessels segment information is for the quarter ended February 28, 2006.

                                     Agricultural    Pressurized
                                        Products       Vessels    Consolidated
     Revenue from external customers   $3,628,000     $674,000     $4,302,000
     Income from operations               478,000       13,000        491,000
     Income before tax                    409,000       16,000        425,000
     Segment profit                       262,000       10,000        272,000
     Total Assets                      13,046,000      247,000     13,293,000
     Capital expenditures                 320,000       14,000        334,000
     Depreciation                          42,000       11,000         53,000


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

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

(i)  Critical Accounting Policies

     Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of February 28, 2006 have remained unchanged from November 30, 2005. These policies involve revenue recognition, inventory valuation and income taxes. Disclosure of these critical accounting policies is incorporated by reference under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" in our annual report on Form 10-KSB for the year ended November 30, 2005.

(ii) Results of Operations

     Our consolidated net sales for the first quarter of 2006 increased 20% to $4,302,000 as compared to $3,592,000 for 2005. A majority of this increase was due to the inclusion of Art's-Way Vessels, Inc., net sales of $674,000, for the first quarter which was acquired October 4, 2005 and therefore was not included in last year's first quarter. Art's-Way Manufacturing had revenues totaling $3,628,000 for the first quarter, compared to $3,592,000 for the same period in 2005.

     Art's-Way Manufacturing's gross profit decreased in the quarter to 31% as compared to 35% in 2005. The decrease was due primarily to a shift in the product mix during the quarter as compared to the prior year. In 2006, we had more OEM equipment sales which have a lower gross profit margin. In 2005 a higher percentage of our sales consisted of grinder mixers which have a higher gross profit margin. The lower gross profit margin was somewhat offset by Art's-Way Vessel's gross profit margin of 35% for the quarter.

     Operating expenses for the quarter increased $161,000 compared to 2005. However, as a percent of sales, operating expenses remained consistent at 21% in 2006 and 20% in 2005. Art's-Way Manufacturing's operating expense as a percentage of sales decreased from 20% in 2005 to 18% in 2006. Art's-Way Vessel operating expenses as a percentage of sales were 33%.

     General and administrative expenses for the quarter increased $224,000 as compared to 2005. Substantially all of the increase was due to the addition of Art's-Way Vessels.

     Engineering expenses are down $38,000 for the first quarter of 2006 as compared to 2005. In 2005 we hired an outside engineering firm to aid in the development of an exportable beet harvester. In the first quarter of 2006 we did not incur those costs.

     Selling expenses were also down for the first quarter of 2006 by 25,000. This was due primarily to the shift in product mix. Our higher OEM sales in 2006 carry a lower commission rate then our grinder mixer products which had higher sales levels in the first quarter of 2005. We also spent approximately $4,000 less on the promotion of our Cherokee Truck Body line.

     We experienced an increase in interest expense of $32,000 in the first quarter of 2006 as a result of a rise in the prime interest rate from the first quarter of 2005. Other income is down in 2006 compared to 2005 by $21,000. In 2005 other income included a settlement of a legal dispute which resulted in approximately $34,000 of other income.

     The order backlog as of March 31, 2006 is $5,436,000 compared to $4,104,000 one year ago. Art's-Way Manufacturing's order backlog as of March is $3,304,000 while Art's-Way Vessels is $2,132,000. In 2005 our production of blowers was pushed back to meet the demand of our grinder mixers. In 2006 we only had about 1/3 of our production of blowers remaining as of February 28, 2006. Gehl, one of our main competitors in the grinder mixer market, announced earlier this month, that they were ceasing operation of their ag product lines. We feel that we are in an excellent position to capture some of this market share and are optimistic that this will increase our grinder mixer sales.

(iii)Liquidity and Capital Resources

     Late in the first quarter we produced blowers for our OEM customers. Those blowers were invoiced in the last weeks of the quarter, these transactions elevated our accounts receivable, with an increase of $1,413,000. Our customer deposits also increased significantly as our beet programs ran in the first quarter, we offer discounts to our customers for making downpayments on their orders.

     In late 2005 we entered into an agreement to purchase a new Bystronic laser, a machine that cuts metal. The agrrement called for three payments totaling approximately $627,000. We made the second payment in the first quarter of 2006. Overall our cash position declined by $83,000. However we believe strongly in investing in our future through new equipment and acquisitions.

     See footnote 6 of the notes to the consolidated condensed financial statements for a discussion of our credit facilities.


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

ART'S-WAY MANUFACTURING CO., INC.

   By: __________________________   By: _____________________________
       John C. Breitung	                Carrie L. Majeski
       Chief Executive Officer          Chief Financial Officer
       Date:_____________________       Date:________________________



                             Exhibits Index

31.1   Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2   Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1   Certification of Chief Executive Officer under 18 U.S.C. Section 1350.
32.2   Certification of Chief Financial Officer under 18 U.S.C. Section 1350.