Form 10QSB
period 2006-05-31
ARTS WAY MANUFACTURING CO INC
filed 2006-07-17
CIK 7623

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                      _________________________________

                               FORM 10-QSB

       (Mark One)

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

Number of common shares outstanding as of July 17, 2006: 1,973,176

Transitional Small Business Disclosure Format (check one): Yes _ No X


                        ART'S-WAY MANUFACTURING CO., INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)

                        Three Months Ended             Year to Date
	                 May 31,     May 31,        May 31,      May 31,
                          2006        2005           2006         2005
Net sales             $ 4,111,729  $ 3,799,873    $ 8,413,817  $ 7,391,716
Cost of goods sold	2,822,374    2,776,938      5,749,057    5,113,797
Gross profit	        1,289,355    1,022,935      2,664,760    2,277,919

Operating expenses:
  Engineering             108,858      150,367        199,898      279,287
  Selling                 192,978      118,231        385,237      335,103
  General
   & administrative       677,356      432,248      1,278,804      810,070
Total expenses            979,192      700,846      1,863,939    1,424,460

Income from operations    310,163      322,089        800,821      853,459

Other expenses:
  Interest expense         99,969       80,087        182,311      130,294
  Other                   (24,822)      (6,510)       (41,458)     (44,881)
   Total other expenses	   75,147       73,577        140,853       85,413

Income before income
    taxes                 235,016      248,512        659,968      768,046

Income tax expense         81,847       98,754        234,829      275,396

Net income              $ 153,169    $ 149,758      $ 425,139    $ 492,650

Net income per share:
  Basic	                $    0.08    $    0.08      $    0.22    $    0.25
  Diluted               $    0.08    $    0.08      $    0.21    $    0.25

Common shares and equivalent outstanding:
  Basic	                1,972,796    1,944,385      1,968,451    1,941,280
  Diluted               1,979,570    1,966,405      1,977,619    1,965,566

See accompanying notes to condensed consolidated financial statements.


                        ART'S-WAY MANUFACTURING CO., INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                               May 31,	   November 30,
                                                2006           2005
         ASSETS
Current Assets
  Cash                                      $ 2,341,217    $ 1,198,238
  Accounts receivable-customers,
    net of allowance for doubtful
    accounts of $75,066 and $46,385
    in May and November, respectively         1,645,561        956,391
  Inventories, net                            7,510,531      6,525,051
  Deferred taxes	                        709,000        673,000
  Other current assets	                        173,871        128,877
        Total current assets	             12,380,180      9,481,557

Property, plant and equipment, at cost	     12,474,068     12,263,478
    Less accumulated depreciation	     10,067,180     10,372,818
        Net property, plant and equipment     2,406,888      1,890,660

Inventories, noncurrent	                        136,171        144,871
Deferred taxes	                                 32,000        191,000
Other assets                                    102,603         74,353
        Total Assets                       $ 15,057,842   $ 11,782,441

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt        $    254,094   $    223,946
  Accounts payable                              699,662	       530,722
  Customer deposits                           1,602,534        569,354
  Accrued expenses                              949,901        736,464
        Total current liabilities             3,506,191      2,060,486

Long-term debt, excluding current portion     3,936,992      2,558,273
        Total liabilities                     7,443,183      4,618,759

Stockholders' Equity
  Common stock - $.01 par value. Authorized
    5,000,000 shares; issued 1,973,176
    and 1,963,176 shares in May and in
    November                                     19,732         19,632
  Additional paid-in capital                  1,745,525      1,719,787
  Retained earnings                           5,849,402      5,424,263
        Total stockholders' equity            7,614,659      7,163,682

Total liabilities and stockholders' equity $ 15,057,842   $ 11,782,441

See accompanying notes to condensed consolidated financial statements.


                    ART'S-WAY MANUFACTURING CO., INC.

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (Unaudited)

                                                    Year to Date
                                                May 31,	       May 31,
                                                 2006           2005
CASH FLOW FROM OPERATIONS:
  Net income                                  $ 425,139      $ 492,650
  Adjustment to reconcile net income to
   net cash provided by operating activities:
       Stock compensation expense                 2,638              0
       (Gain) on sale of equipment              (16,238)             0
       Depreciation and amortization            132,266        125,612
       Deferred income tax                      123,000        262,772
       Changes in working capital components:
         (Increase) decrease in:
           Accounts receivable                 (689,170)      (122,388)
           Inventories                         (976,780)      (465,127)
           Other current assets	                (44,994)       (57,054)
           Other                                 (3,698)       108,883
         Increase (decrease) in:
           Accounts payable                     168,940        (18,745)
           Customer deposits                  1,033,180      1,758,302
           Accrued expenses                     213,437        (32,417)
              Net cash provided by
               operating activities             367,720      2,052,488

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property, plant and
    equipment                                  (712,427)       (75,330)
  Proceeds from sale of property,
    plant and equipment	                         82,689              0
              Net cash (used in)
               investing activities            (629,738)       (75,330)

CASH FLOW FROM FINANCING ACTIVITIES:
  Principal payments on line of credit                0       (870,071)
  Proceeds from notes payable                 1,500,000      1,000,000
  Principal payments on long term debt          (91,133)       (85,790)
  Loan origination fees paid                    (27,070)       (18,550)
  Proceeds from the exercises of stock options   23,200         57,050
              Net cash provided by
               financing activities           1,404,997         82,639
              Net increase in cash            1,142,979      2,059,797
Cash at beginning of period                   1,198,238        116,001
Cash at end of period                       $ 2,341,217    $ 2,175,798

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                $   169,569    $   104,980
    Income taxes                            $    24,100    $    12,624

See accompanying notes to condensed consolidated financial statements.



                      ART'S-WAY MANUFACTURING CO., INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Statement Presentation

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2005. The results of operations for the six months ended May 31, 2006 are not necessarily indicative of the results for the fiscal year ending November 30, 2006.

2.   STOCK OPTIONS

At May 31, 2006, we had two stock-based employee compensation plans, which are described more fully in Note 9 of our 2005 Annual Report to Stockholders. We adopted Statement No. 123 (Revised 2004), Share-Based Payment ("SFAS123R") which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, effective December 1, 2005. SFAS123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Upon adoption, we used the prospective transition method. The prospective method requires that compensation expense be recorded for all non-vested stock options beginning with the first quarter after adoption of SFAS123R. Stock-based compensation expense for the six months ended May 31, 2006 totaled $2,638.

Previously, we applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for these plans. Accordingly, prior to December 1, 2005 no compensation cost had been recognized for stock options in the condensed consolidated financial statements when the options were issued at a price equivalent to the stock price at the time of issuance. Set forth below is a reconciliation of net income and earnings per share information for the six months ended May 31, 2005, as if we had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-based Compensation, to stock-based employee compensation for that period.
                                  Three months ended      Six months ended
                                     May 31, 2005           May 31, 2005
Net income, as reported	              $ 149,758              $ 492,650
Deduct:
  Total stock-based compensation
   expense determined under the
   fair value method for all awards,
   net of tax effects	               ($ 1,755)              ($ 3,510)
Pro forma net income                  $ 148,003              $ 489,140
Pro forma basic earnings per share          .08                    .25
Pro forma diluted earnings per share	    .08	                   .25

The fair value of each option grant has been estimated using the Black-Scholes option-pricing model.

3.   INVENTORIES

Major classes of inventory are:          May 31, 	   November 30,
                                          2006                 2005
   Raw material	                      $ 3,629,737          $ 2,820,591
   Work-in-process                        319,258              455,077
   Finished goods                       3,697,707            3,394,254
     Total                            $ 7,646,702          $ 6,669,922
   Less inventories classified
      as noncurrent	                  136,171              144,871
       Inventories, current           $ 7,510,531          $ 6,525,051


4.   ACCRUED EXPENSES

Major components of accrued expenses are: May 31,          November 30,
                                           2006                2005
  Salaries, wages and commissions       $ 431,432            $ 371,680
  Accrued warranty expense                167,487              131,832
  Income taxes                             93,431                5,702
  Other                                   257,551              227,250
    Total                               $ 949,901            $ 736,464


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

Changes in the Company's product warranty liability for the three and six months ended May 31, 2006 and 2005 are as follows:

                              Three Months Ended        Six Months Ended
                               May 31,   May 31,        May 31,   May 31,
                                2006       2005          2006      2005
Balance, beginning             $84,440	 $155,934      $131,832  $119,912
Settlements made in cash
  or in-kind                   (36,906)  (224,556)     (147,319) (248,253)
Warranties issued              119,953    184,615       182,974   244,334
Balance, ending	              $167,487   $115,993      $167,487  $115,993


6.   LOAN AND CREDIT AGREEMENTS

The Company has a revolving line of credit for $3,500,000 with advances funding the working capital, letter of credit and corporate credit card needs that will mature on April 30, 2007. The interest rate is West Bank's prime interest rate, adjusted daily. Monthly interest only payments are required and the unpaid principal is due on the maturity date. Collateral consists of a first position on assets owned by the Company including, but not limited to inventories, accounts receivable, machinery and equipment. As of May 31, 2006 and November 2005, the Company had no borrowings against the line of credit. Other terms and conditions of the debt with West Bank include providing monthly internally prepared financial reports including accounts receivable aging schedules and borrowing base certificates and year-end audited financial statements. The borrowing base shall limit advances from the line of credit to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and 50% of work-in-process inventory plus 40% of appraisal value of machinery and equipment.

J. Ward McConnell, Jr. was required to personally guarantee the debt with West Bank on an unlimited and unconditional basis. The guarantee of the term debt shall be reduced after the first three years to a percentage representing his ownership of the Company. Mr. McConnell's guarantee shall be removed from the term debt in the event that his ownership interest in the Company is reduced to a level less than 20% after the first three years of the loan. The Company compensates Mr. McConnell for his personal guarantee at an annual percentage rate of 2% of the outstanding balance to be paid monthly. Guarantee fee payments to Mr. McConnell were approximately $31,000 and $24,000, for the six months ended May 31, 2006 and 2005, respectively.

A summary of the Company's term debt is as follows:

                                      May 31,          November 30,
                                        2006                2005
West Bank loan payable in monthly
installments of $17,776 including
interest at Bank's prime rate plus
1.5%, due March 31, 2023 (A) (B)     $ 1,724,904       $ 1,754,866

West Bank loan payable in monthly
installments of $10,000 including
interest at Bank's prime rate plus
1.5%, due March 31, 2015 (A) (B)     $   956,928       $   974,356

West Bank loan payable in monthly
installments of $22,000 including
interest at Bank's prime rate plus
1.0%, due April 30, 2016 (A) (B)     $ 1,493,040       $         0

State of Iowa Community Development
Block Grant promissory notes at zero
percent interest, maturity September
2006, with quarterly principal payments
of $11,111                           $    11,111       $    33,334

State of Iowa Community Development
Block Grant local participation
promissory notes at 4% interest,
maturity September 2006, with quarterly
payments of $7,007                   $     5,103       $    19,663

Total term debt	                     $ 4,191,086       $ 2,782,219

Less current portion of term debt    $   254,094       $   223,946

Term debt, excluding current portion $ 3,936,992       $ 2,558,273

(A) Notes are supported by a guarantee issued by the United States Department of Agriculture (USDA) for 75% of the loan amount outstanding. Collateral for these loans are primarily real estate with a second position on assets securing the line of credit. The USDA subordinates collateral rights in all assets other than real estate in an amount equal to West Bank's other credit commitments.

(B) Covenants include, but are not limited to, restrictions on payment of dividends, debt service coverage ratio, debt/tangible net worth ratio, current ratio, limitation on capital expenditures, and tangible net worth. During the second quarter ended May 31, 2006, the Company did not comply with covenant limitations on capital expenditures and the disposal of assets. The bank waived the limitations.

7.   RELATED PARTY TRANSACTIONS

J. Ward McConnell, Jr. owns and operates Adamson Global. During the first six months ended May 31, 2006 Adamson sold Art's-Way Vessels, Inc., certain raw material and equipment for an aggregate price of approximately $171,000. Adamson also purchased pressurized vessels from Art's-Way Vessels, Inc. in the first six months, for an aggregate price of approximately $84,000. The Company believes that the transactions were done in accordance with prevailing market terms and conditions.

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

Approximate financial information with respect to the reportable segments is as follows. The agricultural products and the pressurized vessels segment information is for the three and six months ended May 31, 2006.

                       Three Months Ended May 31, 2006
                       Agricultural Products Pressurized Vessels Consolidated Revenue from external
   customers                $3,301,000            $811,000          $4,112,000
Income from operations         106,000             204,000             310,000
Income before tax               24,000             211,000             235,000
Segment profit                  22,000	           131,000             153,000
Total Assets                14,512,000	           546,000          15,058,000
Capital expenditures           361,000	            17,000             378,000
Depreciation & Amortization     69,000	            10,000              79,000

                        Six Months Ended May 31, 2006
                       Agricultural Products Pressurized Vessels Consolidated Revenue from external
   customers                $6,929,000          $1,485,000          $8,414,000
Income from operations         584,000             217,000             801,000
Income before tax              433,000             227,000             660,000
Segment profit                 284,000	           141,000             425,000
Total Assets                14,512,000             546,000          15,058,000
Capital expenditures           681,000              31,000             712,000
Depreciation & Amortization    111,000	            21,000             132,000


                                  Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Management's discussion and analysis contains forward-looking statements that involve risks and uncertainties, including but not limited to, quarterly fluctuations in results; customer demand for our products; economic conditions; the achievement of lower costs and expenses; the continued availability of financing in the amount and on the terms required to support future business; and other risks detailed from time to time in our other Securities and Exchange Commission filings. Actual results may differ materially from management's expectations.

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

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

  (i)   Critical Accounting Policies

        Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of May 31, 2006 have remained unchanged from November 30, 2005. These policies involve revenue recognition, inventory valuation and income taxes. Disclosure of these critical accounting policies is incorporated by reference under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" in our annual report on Form 10-KSB for the year ended November 30, 2005.

 (ii)   Results of Operations

        Our 2006 consolidated net sales for the six months end were $8,414,000, representing a 14% increase compared to the same period one year ago. A majority of this increase was due to the inclusion of Art's-Way
        Vessels, Inc.'s, net sales of $1,485,000, for the six months just ended. Art's-Way Vessels, Inc., was acquired October 4, 2005 and therefore was not included in last year's same six month period. Art's-Way Manufacturing had revenues totaling $6,929,000 for the first six months, compared to $7,392,000 for the same period in 2005.

        Art's-Way Manufacturing's consolidated gross profit of 32% year to date has remained stable compared to the same period one year ago of 31%. Art's-Way Manufacturing's gross profit is down from 31% to 29% year to date. This slight decline is due to a reduction in sales of grinder mixers which have a slightly higher margin than some of our other product offerings. Art's-Way Vessel's had a gross profit of 45% year to date. When we purchased Art's-Way Vessel's orders that were already booked were at a much lower profit margin than we are currently charging. This, coupled with the additional expenses of getting shop supplies and repairs and maintenance, drove our gross margin down in the first quarter of 2006.

        Operating expenses for the six months increased $439,000 compared to 2005. Of this amount $451,000 relates directly to the addition of Art's-Way Vessels.

        Engineering expenses were down $79,000 for the six months of 2006 as compared to 2005. In 2005 we hired an outside engineering firm to aid in the development of an exportable beet harvester. In the first half of 2006 our overall engineering cost savings was offset by expenses of an engineering consultant, who is helping to bring the export harvester to production and is expected to complete his work by the end of July.

        Selling expenses were up for the first six months of 2006 by $50,000 over the same period one year ago. This increase is mainly due to an increase in advertising and show expenses. Advertising expenses were up by approximately $10,000 as we have tried to reach new customers. Show expense was also up by approximately $25,000 due to machine enhancement for show purposes.

        Income from operations had decreased year to date from $853,000 in 2005 to $800,000 in 2006. Art's-Way Manufacturing's income from operation was $584,000, representing a $269,000 decrease year to date compared to 2005, which is due to the decrease in sales of 6% year to date compared to 2005 and the slight decrease in our gross profit margin. Art's-Way started fiscal year 2005 with a backlog over a milion dollars, for our new model 5165 grinder mixers. Once we manufactured our first run of the new model our sales increased significantly to fulfill the build up of orders. While sales have decreased from 2005 to 2006 the cause is due to the extaordinary year we had in fiscal year 2005. Art's-Way Vessel's income from operations was $217,000 year to date.

        We experienced an increase in interest expense of $52,000 in the first six months of 2006 as a result of a rise in the prime interest rate over the past 18 months and an additional borrowing of $1,500,000 during the second quarter.

        The order backlog as of May 31, 2006 was $ 5,790,000 compared to $3,042,000 one year ago. Art's-Way Manufacturing's order backlog as of May 31 was $3,099,000 while Art's-Way Vessel's was $2,691,000. Gehl, one of our main competitors in the grinder mixer market, announced in April, that they were ceasing operation of their ag product lines. We feel that we are in an excellent position to capture some of this market share and are optimistic that this will increase our grinder mixer sales.

(iii)   Liquidity and Capital Resources

        Accounts receivable increased $689,000 during the first six month period. This is due primarily to sales of OEM products.

        Our customer deposits also increased by $1,033,00 as our beet programs offer discounts to our customers for making downpayments on their orders.

        Our inventory level increased $977,000 over November 2005. This is due to the production of our beet harvesting equipment. We expect to see our inventory levels drop back down by the end of the third quarter when the majority of our beet equipment will have been shipped.

        In late 2005 we entered into an agreement to purchase a new Bystronic laser, used to cut metal, which called for three payments totaling approximately $627,000. We made the second and third payments in the first half of 2006.

        In April of 2006 we obtained additional long term financing through West Bank of $1,500,000. This money will be used for future acquisitions and asset purchases, and has not been drawn upon to date.

        See footnote 6 of the notes to the condensed consolidated financial statements for further discussion of our credit facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders held April 27, 2006, the following individuals were elected to our Board of Directors to hold office until the next annual meeting or until their successors are elected and qualified, with the following votes in favor of election:

                                   FOR           WITHHELD
David R. Castle	                1,717,190         121,974
Fred W. Krahmer                 1,716,390         122,774
James Lynch                     1,717,171         121,993
Douglas McClellan               1,717,190         121,974
J. Ward McConnell, Jr.          1,717,190         121,974
Marc H. McConnell               1,716,869         122,295
Thomas E. Buffamante            1,717,188         121,976

The stockholders also ratified the selection of McGladrey & Pullen, LLP as independent public accountants for the year ending November 30, 2006.

Total number of shares voted in favor: 1,832,842
Total number of shares voted against: 600
Total number of abstentions: 625
Total number of broker non-votes: 0

ITEM 6. EXHIBITS

See exhibit index on page 15.


                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ART'S-WAY MANUFACTURING CO., INC.

By: _________________________________	By:_________________________
    Carrie L. Majeski	                   Carrie L. Majeski
    Interim Chief Executive Officer        Chief Financial Officer
    Date:____________________________      Date:____________________

Exhibits Index

31.1   Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2   Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1   Certification of Chief Executive Officer under 18 U.S.C. Section 1350.
32.2   Certification of Chief Financial Officer under 18 U.S.C. Section 1350.