Form 10QSB
period 2006-08-31
ARTS WAY MANUFACTURING CO INC
filed 2006-10-16
CIK 7623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                       _________________________________

                                FORM 10-QSB

(Mark One)

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended August 31, 2006

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

Number of common shares outstanding as of October 16, 2006: 1,973,176

Transitional Small Business Disclosure Format (check one): Yes _ No X


                      ART'S-WAY MANUFACTURING CO., INC.

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                (Unaudited)

                              Three Months Ended             Year to Date
                            August 31,  August 31,     August 31,   August 31,
                               2006        2005          2006	        2005

Net sales                 $ 6,056,267  $ 4,190,253   $ 14,470,084 $ 11,581,969
Cost of goods sold          4,655,972    3,121,725     10,405,029    8,235,522
   Gross profit             1,400,295    1,068,528      4,065,055    3,346,447

Operating expenses:
  Engineering                 101,263       95,932        301,161      375,219
  Selling                     217,684      181,718        602,921      516,822
  General and administrative  665,461      336,722      1,944,265    1,146,792
    Total expenses            984,408      614,372      2,848,347    2,038,833

    Income from operations    415,887      454,156      1,216,708    1,307,614

Other expenses:
  Interest expense            112,446       71,553        294,757      198,922
  Other                       (30,412)      (9,603)       (71,870)     (51,560)
   Total other expenses	       82,034       61,950        222,887      147,362

Income before income taxes    333,853      392,206        993,821    1,160,252

Income tax expense            153,488      133,365        388,317      408,761

   Net income               $ 180,365    $ 258,841      $ 605,504    $ 751,491

Net income per share:
 Basic                      $    0.09    $    0.13      $    0.31    $    0.39
 Diluted                    $    0.09    $    0.13      $    0.31    $    0.38

Common shares and equivalent outstanding:
 Basic	                    1,973,176    1,958,611      1,970,037    1,947,009
 Diluted                    1,979,701    1,974,656      1,978,092    1,968,595

See accompanying notes to condensed consolidated financial statements.

                      ART'S-WAY MANUFACTURING CO., INC.

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (Unaudited)

                                                     August 31,   November 30,
                                                        2006         2005
          ASSETS
Current Assets
  Cash                                              $ 1,750,951    $ 1,198,238
  Accounts receivable-customers,
    net of allowance for doubtful accounts
    of $47,848 and $46,385 in May and November,
    respectively                                      2,000,811        956,391
  Inventories, net                                    6,499,928      6,525,051
  Deferred taxes                                        684,000        673,000
  Other current assets                                  142,864        128,877
      Total current assets                           11,078,554      9,481,557

Property, plant and equipment, at cost               13,107,998     12,263,478
   Less accumulated depreciation                     10,109,363     10,372,818
     Net property, plant and equipment	              2,998,635      1,890,660

Inventories, noncurrent	                                109,616        144,871
Deferred taxes	                                         48,000        191,000
Other assets                                            100,560         74,353
   Total Assets                                    $ 14,335,365   $ 11,782,441

 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt	              $ 228,416	     $ 223,946
  Accounts payable                                      699,672        530,722
  Customer deposits                                     476,799        569,354
  Accrued expenses                                    1,238,544	       736,464
    Total current liabilities                         2,643,431      2,060,486

Long-term debt, excluding current portion             3,895,528      2,558,273
    Total liabilities                                 6,538,959      4,618,759

Stockholders' Equity
    Common stock - $.01 par value. Authorized
      5,000,000 shares; issued 1,973,176 and
      1,963,176	shares in May and in November            19,732         19,632
    Additional paid-in capital                        1,746,907      1,719,787
    Retained earnings                                 6,029,767      5,424,263
      Total stockholders' equity                      7,796,406      7,163,682

Total liabilities and stockholders' equity         $ 14,335,365   $ 11,782,441

See accompanying notes to condensed consolidated financial statements.

                      ART'S-WAY MANUFACTURING CO., INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                                                          Year to Date
                                                   August 31,	    August 31,
                                                      2006             2005
CASH FLOW FROM OPERATIONS:
   Net income                                       $ 605,504        $ 751,491
   Adjustment to reconcile net income to net
     cash provided by operating activities:
        Stock compensation expense                      4,020                0
        (Gain) on sale of equipment                   (41,048)               0
        Depreciation and amortization                 222,901          184,025
        Deferred income tax                           132,000          386,849
        Changes in working capital components:
          (Increase) decrease in:
            Accounts receivable                      (718,595)        (327,745)
            Inventories	                              508,017          341,477
            Other current assets                      (13,987)          43,415
            Other                                         862          107,302
          Increase (decrease) in:
            Accounts payable                          168,950         (210,819)
            Customer deposits                        (406,808)         (31,924)
            Accrued expenses                          502,080         (151,894)
            Net cash provided by operating activities 963,897        1,092,177

CASH FLOW FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment	     (743,522)	      (187,200)
   Purchases of assets of Tech Space, Inc.         (1,137,606)               0
   Proceeds from sale of property,
     plant and equipment                              132,089                0
        Net cash (used in) investing activities    (1,749,039)        (187,200)

CASH FLOW FROM FINANCING ACTIVITIES:
   Principal payments on line of credit                     0         (870,071)
   Proceeds from notes payable                      1,500,000        1,000,000
   Principal payments on long term debt	             (158,275)        (279,139)
   Loan origination fees paid                         (27,070)         (18,550)
   Proceeds from the exercises of stock options	       23,200           68,650
     Net cash provided by (used in)
      financing activities	                    1,337,855          (99,110)
Net increase in cash                                  552,713          805,867
Cash at beginning of period                         1,198,238          116,001
Cash at end of period                             $ 1,750,951        $ 921,868

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                        $ 294,758        $ 181,869
    Income taxes                                    $  25,217        $	23,187

Supplemental schedule of investing activities:
   Tech Space, Inc. acquisition:
     Accounts Receivable                            $ 325,825	     $       0
     Inventories                                      447,639                0
     Property, plant and equipment                    678,395                0
     Customer deposits                               (314,253)               0
       Cash paid                                  $ 1,137,606	     $	     0

See accompanying notes to condensed consolidated financial statements.


                      ART'S-WAY MANUFACTURING CO., INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Statement Presentation

     The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2005. The results of operations for the nine months ended August 31, 2006 are not necessarily indicative of the results for the fiscal year ending November 30, 2006.

2.   STOCK OPTIONS

     At August 31, 2006, we had two stock-based employee compensation plans, which are described more fully in Note 9 of our 2005 Annual Report to Stockholders. We adopted Statement No. 123 (Revised 2004), Share-Based Payment ("SFAS123R") which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, effective December 1, 2005. SFAS123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Upon adoption, we used the prospective transition method. The prospective method requires that compensation expense be recorded for all non-vested stock options beginning with the first quarter after adoption of SFAS123R. Stock-based compensation expense for the nine months ended August 31, 2006 totaled $4,020.

     Previously, we applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for these plans. Accordingly, prior to December 1, 2005 no compensation cost had been recognized for stock options in the condensed consolidated financial statements when the options were issued at a price equivalent to the stock price at the time of issuance. Set forth below is a reconciliation of net income and earnings per share information for the nine months ended August 31, 2005, as if we had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-based Compensation, to stock-based employee compensation for that period.

                                            Three months     Nine months
                                            ended August     ended August
                                              31, 2005         31, 2005

     Net income, as reported                  $ 258,841	       $ 751,491
     Deduct:
      Total stock-based compensation expense
      determined under the fair value method
      for all awards, net of tax effects       ($ 1,755)        ($ 5,265)
     Pro forma net income                     $ 257,086	       $ 746,226
     Pro forma basic earnings per share             .13              .38
     Pro forma diluted earnings per share           .13              .38

     The fair value of each option grant has been estimated using the Black-Scholes option-pricing model.

3.   INVENTORIES

     Major classes of inventory are:          August 31,       November 30,
                                                 2006              2005
     Raw material                            $ 2,850,073        $ 2,820,591
     Work-in-process                             569,748            455,077
     Finished goods                            3,189,723	  3,394,254
       Total                                 $ 6,609,544        $ 6,669,922
     Less inventories classified as noncurrent   109,616            144,871
       Inventories, current	             $ 6,499,928	$ 6,525,051

4.   ACCRUED EXPENSES

     Major components of accrued expenses are:	August 31,     November 30,
                                                  2006             2005
       Salaries, wages and commissions          $ 465,153       $ 371,680
       Accrued warranty expense	                  234,687         131,832
       Income taxes                               230,474           5,702
       Other                                      308,230         227,250
         Total                                $ 1,238,544       $ 736,464

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

     Changes in the Company's product warranty liability for the three and nine months ended August 31, 2006 and 2005 are as follows:

                                   hree Months Ended       Nine Months Ended
                                 August 31,  August 31,  August 31,   August 31
                                    2006       2005        2006         2005
     Balance, beginning          $167,487   $115,993    $131,832     $119,912
     Settlements made in cash
      or in-kind                  (76,898)  (127,684)   (224,216)    (375,937)
     Warranties issued            144,098     94,620     327,071      338,954
     Balance, ending             $234,687   $ 82,929	$234,687      $82,929

6.   LOAN AND CREDIT AGREEMENTS

     The Company has a revolving line of credit for $3,500,000 with advances funding the working capital, letter of credit and corporate credit card needs that will mature on April 30, 2007. The interest rate is West Bank's prime interest rate, adjusted daily. Monthly interest only payments are required and the unpaid principal is due on the maturity date. Collateral consists of a first position on assets owned by the Company including, but not limited to inventories, accounts receivable, machinery and equipment. As of August 31, 2006 and November 30, 2005, the Company had no borrowings against the line of credit. Other terms and conditions of the debt with West Bank include providing monthly internally prepared financial reports including accounts receivable aging schedules and borrowing base certificates and year-end audited financial statements. The borrowing base shall limit advances from the line of credit to 60% of accounts receivable less than 90 days old, 60% of finished goods inventory, 50% of raw material inventory and 50% of work-in-process inventory plus 40% of appraisal value of machinery and equipment.

     J. Ward McConnell, Jr. was required to personally guarantee the debt with West Bank on an unlimited and unconditional basis. The guarantee of the term debt is to be reduced after the first three years to a percentage representing his ownership of the Company. Mr. McConnell's guarantee shall be removed from the term debt in the event that his ownership interest in the Company is reduced to a level less than 20% after the first three years of the loan. The Company compensates Mr. McConnell for his personal guarantee. On the loans due to mature March 2015 and Aprl 2016 Mr. McConnell is compensated at an annual percentage rate of 2% of the outstanding balance to be paid monthly. On the first Westbank loan his guarantee portion has dropped to his pecent ownership. Guarantee fee payments to Mr. McConnell were approximately $45,000 and $38,000, for the nine months ended August 31, 2006 and 2005, respectively.

     A summary of the Company's term debt is as follows:

                                                   August 31,   November 30,
                                                      2006          2005
     West Bank loan payable in monthly installments
     of $17,776 including interest at Bank's prime
     rate plus 1.5%, due March 31, 2023 (A) (B)	   $ 1,713,151	 $ 1,754,866

     West Bank loan payable in monthly installments
     of $10,000 including interest at Bank's prime
     rate plus 1.5%, due March 31, 2015 (A) (B)	     $ 949,994     $ 974,356

     West Bank loan payable in monthly installments
     of $22,000 including interest at Bank's prime
     rate plus 1.0%, due April 30, 2016 (A) (B)     $1,460,799            $0

     State of Iowa Community Development Block
     Grant promissory notes at zero percent
     interest, maturity September 2006, with
     quarterly principal payments of $11,111               $ 0	    $ 33,334

     State of Iowa Community Development Block
     Grant local participation promissory notes
     at 4% interest, maturity September 2006, with
     quarterly payments of $7,007	                   $ 0      $ 19,663

         Total term debt                           $ 4,123,944   $ 2,782,219

     Less current portion of term debt               $ 228,416	   $ 223,946

         Term debt, excluding current portion	   $ 3,895,528	 $ 2,558,273

     (A) Notes are supported by a guarantee issued by the United States Department of Agriculture (USDA) for 75% of the loan amount outstanding. Collateral for these loans are primarily real estate with a second position on assets securing the line of credit. The USDA subordinates collateral rights in all assets other than real estate in an amount equal to West Bank's other credit commitments.

     (B) Covenants include, but are not limited to, restrictions on payment of dividends, debt service coverage ratio, debt/tangible net worth ratio, current ratio, limitation on capital expenditures, and tangible net worth. During the third quarter ended August 31, 2006, the Company did not comply with covenant limitations on capital expenditures and the disposal of assets. The bank waived the limitations.

7.   RELATED PARTY TRANSACTIONS

     J. Ward McConnell, Jr. owns and operates Adamson Global Technology Corp. During the nine months ended August 31, 2006 Adamson sold Art's-Way Vessels, Inc., certain raw material and equipment for an aggregate price of approximately $172,000. Adamson also purchased pressurized vessels from Art's-Way Vessels, Inc. in the first nine months, for an aggregate price of approximately $104,000. The Company believes that the transactions were done in accordance with prevailing market terms and conditions.

8.   SEGMENT INFORMATION

     On October 4, 2005, we purchased certain assets of Vessels Systems, Inc. which created a separate operating segment.

     On August 3, 2006, Art's-Way Manufacturing Co., Inc., acquired substantially all of the assets of TechSpace, Inc. of Monona, Iowa. We purchased the inventory, fixed assets and accounts receivable for the purchase price of $1,138,000, paid in cash. The assets will be utilized through a wholly owned subsidiary, Art's-Way Scientific, Inc. Art's-Way Scientific Inc. is a manufacturer of modular buildings for disaster recovery, testing and diagnostic labortories, animal research laboratories, biocontainment laboratories, triage/sorting facilities and swing space to limit disruption. This purchase created a third operating segment.

     Prior to October 4, 2005 the Company operated in one reportable segment.

     Our reportable segments are strategic business units that offer different products. They are managed separately because each business requires different technology and marketing strategies.

     There are three reportable segments: agricultural products, pressurized vessels and modular buildings. The agricultural products segment fabricates and sells farming products as well as replacement parts for these products throughout the United States. The pressurized vessel segment produces pressurized tanks. The modular building segment manufactures modular buildings for swine and scientific laboratories.

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

     Approximate financial information with respect to the reportable segments is as follows. The agricultural products, pressurized vessels, and modular segment information is for the three and nine months ended August 31, 2006.

                     Three Months Ended August 31, 2006
                          Agricultural   Pressurized   Modular     Consolidated
                            Products       Vessels    Buildings
     Revenue from
      external customers   $4,804,000	 $1,151,000   $101,000      $6,056,000
     Income from operations   316,000       170,000    (70,000)        416,000
     Income before tax	      253,000	    151,000    (70,000)        334,000
     Total Assets          13,169,000	    714,000    452,000      14,335,000
     Capital expenditures      26,000	      6,000	     0	        32,000
     Depreciation &
       Amortization            68,000	     17,000      6,000	        91,000

                      Nine Months Ended August 31, 2006
                          Agricultural 	 Pressurized   Modular     Consolidated
                            Products       Vessels    Buildings
     Revenue from
      external customers  $11,733,000    $2,636,000   $101,000     $14,470,000
     Income from operations   900,000       387,000    (70,000)      1,217,000
     Income before tax	      686,000       378,000    (70,000)        994,000
     Total Assets          13,169,000       714,000    452,000      14,335,000
     Capital expenditures     707,000	     37,000          0         744,000
     Depreciation &
       Amortization           179,000        38,000      6,000         223,000

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

     On August 3, 2006 Art's-Way acquired the operating assets of TechSpace Inc. for a cash purchase price of approximately $1,138,000. The acquisition was made to continue the Company's growth strategy and diversify its product offerings outside the agricultural industry. The purchase price was determined based on an arms-length negotiated value. The transaction was accounted for under the purchase method of accounting, with the purchase price allocated to the individual assets acquired. (See cash flow statement supplemental disclosure)

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

 (i) Critical Accounting Policies

     Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of August 31, 2006 have remained unchanged from November 30, 2005. These policies involve revenue recognition, inventory valuation and income taxes. Disclosure of these critical accounting policies is incorporated by reference under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" in our Annual Report on Form 10-KSB for the year ended November 30, 2005.

     On September 15, 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (FAS 157), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (GAAP). As a result of FAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

     In June 2006, the Financial Accounting Standards Board ("FASB") issue FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes,
     ("FIN 48") an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. FIN 48 requires that subsequent to initial adoption a change in judgment that results in subsequent recognition, derecognition or change in a measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs. Currently, we record such changes in judgment, including audit settlements, as a component of the Company's income tax provision. Thus, the Company's reported quarterly income tax rate may become more volatile upon adoption of FIN 48. This change will not impact the manner in which we record income tax expense on an annual basis. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next twelve months, a description of tax years that remain subject to examination by major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

 (ii)Results of Operations

     The third quarter and year to date net sales were 45% and 25% respectively, higher than for the comparable periods one year ago. In addition to the sales from our two new subsidiaries, we experienced a shift in sales in 2006. Art's Way Manufacturing's sales of grinder mixers were spread more evenly in 2006 compared to 2005 when we shipped a large amount of grinders in the first quarter.

     Consolidated revenues increased $1,866,000 for the third quarter of 2006. Art's-Way Manufacturing's revenues increased $614,000, Art's-Way Vessel's (acquired in October of 2005) revenues increased $1,151,000, and Art's-Way Scientific's (acquired in August of 2006) revenues increased $101,000. Year to date revenues of $14,470,000 for 2006 represent an increase of $2,888,000 over the same period in 2005. Sales increased by $151,000 for Art's-Way Manufacturing, $2,636,000 for Art's-Way Vessels and $101,000 for Art's-Way Scientific.

     Art's-Way Manufacturing's consolidated gross profit of 28% year to date has remained stable compared to the same period one year ago of 29%. Art's-Way Manufacturing's gross profit is down from 29% to 26% year to date. Quarterly gross profit is down 2.4%. This decline is due to a reduction in sales of grinder mixers which have a slightly higher margin than some of our other product offerings. Art's-Way Vessel's had a gross profit of 40% year to date.

     Consolidated operating expenses as a percent of sales increased by 1% for the quarter ended August 2006. Year to date operating expenses increased $810,000 compared to 2005 or by 2% of sales. Of this amount $667,000 relates directly to the addition of Art's-Way Vessels and $77,000 relates directly to the addition of Art's-Way Scientific.

     Art's-Way Manufacturing's consolidated engineering expenses were down $74,000 for the first nine months of 2006 as compared to 2005. In 2005 we hired an outside engineering firm to aid in the development of an exportable beet harvester.

     Art's-Way Manufacturing's selling expenses were up for the first nine months of 2006 by $86,000 over the same period one year ago. This increase is mainly due to an increase in commission, advertising and trade show expenses. Commission expense increased $42,000 as our sales increased 23%. Advertising expenses were up by approximately $10,000 as we have tried to reach new customers. Trade show expense was also up by approximately $34,000 due to machine enhancement for show purposes.

     We experienced an increase in interest expense of $96,000 in the first nine months of 2006 as a result of the rising prime interest rate over the past 21 months and an additional borrowing of $1,500,000 during the second quarter of fiscal 2006.

     The order backlog at the end of September 2006 was $ 4,210,000 compared to $2,629,000 one year ago. Art's-Way Manufacturing's order backlog as of September 22, was $980,000 while Art's-Way Vessel's was $1,894,000 and Art's-Way Scientific's was $1,336,000.

     In 2005 our backlog included approximately $1,850,000 in blower orders for Art's-Way Manufacturing's OEM dealers. This year, CNH has extended its order writing period to its dealers and has not submitted a firm purchase order. We estimate Art's-Way Manufacturing's backlog will increase by approximately $1,300,000 once we receive a firm purchase orders. This estimate is based on preliminary forecasts by CNH and H&S Manufacturing.

     Gehl, one of our main competitors in the grinder mixer market, announced in April, that it was ceasing operation of its agricultual product lines. We feel that we are in an excellent position to capture some of this market share and are optimistic that this will increase our grinder mixer sales.

(iii)Liquidity and Capital Resources

     On August 3, 2006 Art's-Way acquired substantially all the assets of TechSpace Inc. for a cash purchase price of approximately $1,138,000. There were no liabilities purchased or assumed in this transaction. The acquisition was made to continue the Company's growth strategy and diversify its product offerings outside the agricultural industry. The purchase price was determined based on an arms-length negotiated value. The transaction was accounted for under the purchase method of accounting, with the purchase price allocated to the individual assets acquired. (See cash flow statement supplemental disclosure)

     Accounts receivable increased $719,000 during the first nine months of 2006. This is due primarily to sales of our beet harvesting equipment.

     Our customer deposits have decreased by $407,000 as our beet equipment, on which we offer discounts to our customers for making down payments on their orders, has now started shipping.

     Our inventory level decreased $508,000 over November 2005. This is due to the completed production and sale of the majority our beet harvesting equipment. We are also working on a continuous flow line for our grinder mixers. This will allow us to reduce our whole goods and work in process inventory, while maximzing product quality.

     In late 2005 we entered into an agreement to purchase a new Bystronic laser, used to cut metal, which called for three payments totaling approximately $627,000. We made the second and third payments in the first half of 2006. In May we completed our new whole goods paint booth for $47,000.

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

ART'S-WAY MANUFACTURING CO., INC.

By: _________________________________	By: ___________________________
    Michael B. Hilderbrand                  Carrie L. Majeski
    Chief Executive Officer                 Chief Financial Officer
    Date: ___________________________       Date:______________________


                                Exhibits Index

10.10   Puchase Agreement with TechSpace, Inc.
31.1    Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2    Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1    Certification of Chief Executive Officer under 18 U.S.C. Section
        1350.
32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350.