Form 10KSB
period 2006-11-30
ARTS WAY MANUFACTURING CO INC
filed 2007-02-27
CIK 7623

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON D.C. 20549

                          FORM 10-KSB (Mark one)

[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the fiscal year ended November 30, 2006

[ ] Transition report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ______ to _______

Commission File No. 0-5131
                     ART'S-WAY MANUFACTURING CO., INC.
             (Name of Small Business Issuer In Its Charter)

           DELAWARE                         42-0920725
   _____________________________   ________________________________
  (State or Other Jurisdiction           (I.R.S. Employee
       of Incorporation                 Identification No.)
      or   Organization)

        5556 Highway 9
        Armstrong, Iowa                       50514
   _____________________________   ________________________________
     (Address of Principal                  (Zip Code)
       Executive Offices)
                           (712) 864-3131
             (Issuer's Telephone Number, Including Area Code)

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

State issuer's revenues, for its most recent fiscal year: $19,853,812.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of a specified date written the past 60 days:
$15,231,955. As of February 17, 2007.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of February 26, 2007, there were 1,978,176 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Definitive Proxy Statement for the registrant's 2007 Annual Meeting of Stockholders to be filed within 120 days of November 30, 2006, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Issuer Forecast (check one): Yes [] No [X]

               Art's-Way Manufacturing Co., Inc. and Subsidiary
                           Index to Annual Report
                             on Form 10-KSB

                                                                 Page
Part I

   Item 1 - Description of Business	                       4 thru 6

   Item 2 - Description of Property                            6 thru 7

   Item 3 - Legal Proceedings                                      7

   Item 4 - Submission of Matters to a Vote of Security Holders	   7

Part II

   Item 5 - Market for Common Equity and Related Stockholder   8 thru 9
   Matters and Small Business Issuer Purchases of
   Equity Securities

   Item 6 - Management's Discussion and Analysis or Plan       9 thru 13
   of Operation


   Item 7 - Financial Statements                                  13

   Item 8 - Changes in and Disagreements with Accountants         14
   on Accounting and Financial Disclosure

   Item 8A - Controls and Procedures                              14

   Item 8B - Other Information                                    14

Part III

   Item 9 - Directors, Executive Officers, Promoters and          15
   Control Persons; Compliance with Section 16(a) of the
   Exchange Act

   Item 10 - Executive Compensation                               15

   Item 11 - Security Ownership of Certain Beneficial
   Owners and Management And Related Stockholder Matters          15

   Item 12 - Certain Relationships and Related Transactions       15

   Item 13 - Exhibits                                             15

   Item 14 - Principal Accountant Fees and Services               15


                                      PART I

Item 1. Description of Business

   (a) Business Development

   Art's-Way Manufacturing Co., Inc. began operations as a farm equipment manufacturer in 1956. Our manufacturing plant is located in Armstrong, Iowa.

   During the 2005 beet harvesting season we field tested a new single pass defoliator; we projected that this product would be in production and in the field for the 2006 beet harvest. We also tested a new exportable beet harvester. The export unit is designed off of our model 6812 but down sized to fit in a cargo container for shipping.

   In October 2005 we purchased certain assets of Vessel Systems Inc., a manufacturer of pressurized tanks and vessels, located in Dubuque, Iowa. We purchased the inventory, fixed assets and accounts receivable for the purchase price of $844,284, paid in cash. We operate this new business through our wholly-owned subsidiary, Art's-Way Vessels, Inc.

   In July 2006, we celebrated our 50th Anniversary as an agriculture equipment manufacturer.

   Also in July 2006, we exported our newly designed sugar beet harvester and defoliator. We shipped units to the Ukraine, Russia and China. We are very excited to be breaking out into these new markets.

   In August 2006 we purchase certain assets of Tech Space Inc., a manufacturer of modular laboratories, located in Monona, Iowa. We purchased the inventory, fixed assets and accounts receivable for the purchase price of $1,137,606, paid in cash. We operate this new business through our wholly-owned subsidiary, Art's-Way Scientific, Inc.

   Our new grinder mixer launched in late 2005 has been a great success. A major competitor has exited the domestic and international market and we have gained significant market share. In September 2006 our first shipment of grinder mixers sold internationally left our Armstrong facility. We shipped several units to the United Kingdom and to Australia, and we look forward to strengthening these relationships and developing new ones going forward.

   (b) Business of Issuer

   Art's-Way Manufacturing manufactures specialized farm machinery under our own and private labels. Art's-Way Vessels manufactures pressure vessels and Art's-Way Scientific manufactures modular building for various uses, animal containment and laboratories are two of the most common applications.

   Farm equipment manufactured under our own label includes: portable & stationary animal feed processing equipment and related attachments used to mill and mix feed grains into custom animal feed rations; a high bulk mixing wagon to mix animal feeds containing silage, hay and grain; a line of stalk shredders; sugar beet and potato harvesting equipment; and a line of land maintenance equipment, edible bean equipment, moldboard plows and grain drill equipment.

   Private label manufacturing of farm equipment accounted for 13% and 15% of Art's-Way Manufacturing's consolidated sales for the years ended November 30, 2006 and 2005, respectively. While as a percent of sales this shows a decrease, sales were actually up $391,000 over 2005.

   Art's-Way labeled products are sold by farm equipment dealers throughout the United States. There is no contractual relationship with these dealers to distribute our products, and dealers may sell a competitor's product line.

   Art's-Way Vessels produces and sells pressurized vessels, both code and non-code. Vessels can range from 3 feet in length up to 40 feet. The diameter can be between 18 inches to 8 feet. These vessels are sold to manufacturing facilities that will use the vessel as a component part of their end product.

   Art's-Way Scientific produces and sells modular buildings. The buildings are designed to meet the needs of the end user. Buildings commonly produced include swine buildings or the lower end to animal containment building coupled with laboratories for research. Facilities can have a selling price ranging anywhere from $50,000 to in excess of $2,400,000.

   Raw materials, for Art's-Way Manufacturing, Art's-Way Vessels and Art's-Way Scientific in all aspects of our business are acquired from domestic and foreign sources and normally are readily available.

   We maintain manufacturing rights on several products covering unique aspects of design and have trademarks covering product identification. We pay royalties for use of certain manufacturing rights. Our material royalty agreement is with Case New Holland (CNH). The agreement with CNH will run through September 2006, on moldboard plows, however the agreement shall continue in force until terminated or cancelled. We have not terminated or cancelled the agreement as of November 30, 2006. In our opinion, our trademarks and licenses are of value in securing and retaining business.

   Sales of our agricultural products are seasonal; however, we have tried to decrease this impact of seasonality through the development of shredders and beet harvesting machinery coupled with private labeled products, as the peak periods for these different products occur at different times. Similar to other manufacturers in the farm equipment industry, we are affected by factors peculiar to the farm equipment field, including items such as fluctuations in farm income resulting from the change in commodity prices, crop damage caused by weather and insects, government farm programs and other unpredictable variables such as interest rates.

   We believe that pressure vessel sales do not tend to be seasonal.

   We believe that there is a funding cycle through the universities that purchase our modular buildings. We believe that this cycle can be offset by building back logs to get through the slow time and through sales to other public and private sectors.

   We have an OEM supplier agreement with CNH. Under the OEM agreement we have agreed to supply CNH's requirements for certain feed processing and service parts under CNH's label. The agreement has no minimum requirements and can be cancelled upon certain conditions. For the years ended November 30, 2006 and 2005, sales under the CNH label aggregated approximately 8% of consolidated sales.

   Our feed processing products, including private labeled units, compete with similar products of many other manufacturers. We estimated that there are more than 15 competitors producing similar products although total market statistics are not available. We believe that our products are competitively priced with greater diversity than most competitor product lines. Beet harvesting equipment is manufactured by three companies that have a significant impact on the market. We estimate our share of the domestic market is estimated to be about 35%. Other products such as shredders and grain drills are manufactured by approximately 20 other companies. We believe our products are competitively priced with above average quality and performance, in a market where price, product performance and quality are principal elements.

   Another important part of our business is after market service parts that are available to keep our branded and OEM produced equipment operating to the satisfaction of the end user.

   The backlog of orders booked in February 2007, was approximately $11,792,000. Art's-Way Vessels had a backlog of $1,953,000, Art's-Way Scientific had a backlog of $5,715,000 and Art's-Way Manufacturing had a backlog of $4,124,000. Art's-Way Manufacturing had approximately $7,158,000 in consolidated backlog a year ago.

   We currently do no business with any local, state or federal government agencies.

   We are engaged in research and development work on a continual basis to improve the present products and create new products. In 2006, research and development costs were down $99,000. In 2006 most of our research and development was done internally with the help of an outside engineering consultant. Our 2006 costs of $186,000 compare to $285,000 in 2005. For further information please see Part II, Item 6, of this report.

   Art's-Way Vessels produces custom tanks and vessels that are manufactured to customer blue prints. Art's-Way Vessels incurred no research and development costs in 2006 and 2005.

   We are subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of materials into the environment. In 2006 we completed the installation of a liquid paint system for our whole goods. The new paint system significantly improves the quality of our paint, in terms of luster, hardness and longevity. The paint system is situated in a new location within the plant, as we redesign our workflow to optimize productivity. We have obtained the necessary permits that allow us to change the paint systems and remain in compliance with all applicable laws and regulations.

   During the year ended November 30, 2006, we had peak employment of 90 full-time and 12 part-time employees, of which 80 were factory and production employees, 6 were engineers and engineering draftsman, 13 were administrative employees, and 3 were in sales and sales management. Employee levels fluctuate based upon the seasonality of the product line.

Item 2. Description of Property.

   Our existing executive offices, production and warehousing facilities in Armstrong, Iowa, are built of hollow clay block/concrete and contain approximately 240,000 square feet of usable space. Most of these facilities were constructed after 1965 and are in good condition. We own approximately 127 acres of land west of Armstrong, which includes the factory and inventory storage space. We currently lease excess land to third parties for farming.

   The facility in Dubuque, Iowa, which houses the manufacturing for Art's-Way Vessels, is a leased building. The building was constructed in 2004.

   The facility in Monona, Iowa, which housed the manufacturing for Art's-Way Scientific, was stick built with steel siding. The main manufacturing facility contained approximately 360,000 square feet of usable space, and was constructed in 1969. This structure was totally destroyed by fire on January 16, 2007. There is also a warehouse at this location that is approximately 5,000 square feet and that was constructed in 1994. We are temporarily operating in this facility as we recover from the fire and seek additional temporary and permanent replacement property. For further information, see note 16 to the consolidated financial statements provided in this report.

Item 3. Legal Proceedings.

   We are from time to time a party to various legal actions arising in the normal course of business. We believe that there are no threatened or pending proceedings against us that, if determined adversely, would have a material adverse effect on our business or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

   Not Applicable.


                               PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

   (a)  Market Information

                                Per Common Stock Bid Prices by Quarter
                                    Year ended	        Year ended
                                November 30, 2006    November 30, 2005
                                High	     Low     High	  Low
     First Quarter             6.700       4.740    8.790       5.500
     Second Quarter            9.190       5.470   11.500       5.110
     Third Quarter             7.350       4.870    9.050       5.110
     Fourth Quarter            7.850       5.010    5.950       4.500

   Our common stock trades on The NASDAQ Capital Market under the symbol "ARTW." The range of closing bid prices shown above, are as reported by NASDAQ. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

   (b)  Holders

   There were approximately 135 stockholders of our common stock as of February 16, 2007.

   (c) Dividends

   On October 26, 2006 our Board of Directors declared a dividend of $0.05 per share to be paid on November 30, 2006 to stockholders of record as of November 15, 2006. An identical dividend was declared in November 2005. The loan covenants that restricted the payment of dividends were waived by our lenders. The payment of and the amount of any future dividends will be governed by our financial position at that time, and may again require the waiver of loan covenants by our lenders.

   (d) Securities Authorization for Issuance Under Equity Compensation
   Plans.

                       Number of      Weighted-average   Number of securities
                     securities to    exercise price of   remaining available
                     be issued upon      Outstanding      for future issuance
                       exercise of        options,           under equity
                       outstanding    Warrants & rights   compensation plans
                     options, warrants                   (excluding securities
	                & rights                      reflected in columns (a))


   Equity compensation
    plans approved by
    security holders        -                 -                   -
   (1) Equity compensation
    plans not approved by
    security holders     (a)10,000        (b) $3.98           (c) 5,000

    Total                   10,000            -                   5,000

   (1) Information on Director Stock Option Plan (2001) is disclosed in note 9 to the Consolidated Financial Statement filed under Part II, Item 7 of this report.

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

   Revenue Recognition - Revenue is recognized when risk of ownership and title pass to the buyer, generally upon the shipment of the product. In very limited circumstances, and only upon a written customer agreement, we recognize revenue upon the production and invoicing of the products. Art's-Way Scientific, Inc. is in the construction industry and will have deposits and/or bench mark payment. Their revenue is recognized on a percentage completed basis.

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

   Income Taxes - Current federal and state income taxes are based upon tax returns to be filed reporting the Company's taxable income computed under existing tax code and regulations. Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is entirely dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

   Results of Operations

   Twelve months ended November 30, 2006 compared to the twelve months ended November 30, 2005

   Our consolidated revenue of $19,854,000 for 2006 represents a 36% increase when compared to $14,619,000 for 2005. Art's-Way Vessels had revenues of $3,797,000, compared to $358,000 in 2005, the year in which we acquired the assets. Art's-Way Scientific had revenues of $1,032,000, for the period from its acquisition in August 2006 through November 2006. Art's-Way Manufacturing had revenues totaling $15,025,000. Art's-Way Manufacturing's branded products increased by $992,000 while OEM sales increased by $228,000.

   Gross profit as a percent of sales was 29% for 2006 compared to 30% for 2005. While we worked to retain and improve our profit margins with pricing, we have also experienced some disruption due to the acquisition and integration of Art's-Way Vessels and Art's-Way Scientific. Furthermore, we have made some significant changes to our manufacturing methods in our Armstrong facility that had caused inefficiencies during the transition from a batch build to a more lean continuous flow for the production of our grinder mixer line. We also had a number of products that went from the design stage into production; this seems to hurt our efficiencies for a certain amount of time. We do believe that we have instilled new disciplines and expect to regain our gross profit in 2007.

   Consolidated operating expenses in 2006 increased $1,217,000 from 2005. Art's-Way Vessels represents $736,000 of that increase, Art's-Way Scientific represents $269,000 while Art's-Way Manufacturing represents $230,000 of the total. As a percent of sales, operating expenses were 20% and 19%, respectively, when comparing 2006 and 2005.

   Consolidated engineering expenses for Art's-Way Manufacturing decreased by $56,000. This was due to a decrease in research and development from 2005 when we were developing an exportable beet harvester, defoliator and a new domestic defoliator. As we moved those new products from design into production our engineering department's focus shifted from research and development to production support. In early 2007 we updated our PM 25 grinder mixer. We believe that by investing in our engineering department and research and development we are investing in the future of our company. We believe that by developing new products and updating our current products we will secure and better our position in our markets and allow the company to grow sales.

   Consolidated selling expenses for Art's-Way Manufacturing increased $141,000 from 2005 to 2006. The newly acquired Art's-Way Scientific, accounts for $71,000. Art's-Way Manufacturing selling costs increased $70,000 as this segment increased its marketing efforts to better penetrate our customers and markets.

   Consolidated general and administrative expenses increased by $1,131,000. The addition of Art's-Way Scientific resulted in an increase of $198,000. Art's-Way Vessels resulted in an increase of $737,000. Art's-Way Manufacturing accounted for an increase of $215,000. In 2006 we accrued for bonuses paid out in 2007 based on the results of 2006. This was the first year that we accrued for bonuses, as in the past bonus amount were not known until after the reporting period was closed. This change in accounting resulted in an increase in general and administrative expenses of $133,000 compared to 2005. Other cost increases for Art's-Way Manufacturing included on-going expenses to implement a new Enterprise Resource Planning system, costs related to our 50th anniversary milestone and normal inflationary increases.

   Art's-Way Manufacturing experienced a 65% increase in consolidated interest and other expenses in 2006 compared to 2005. Interest expense accounted for substantially all of the increase and was due to higher average loan balances, as we borrowed an additional $1,500,000 to finance acquisitions and equipment purchases, and increased interest rates.

   Income before tax in 2006 was down slightly to $1,417,000 compared to $1,474,000 in 2005. Net income of $934,000 for 2006 compared to $977,000 in 2005.

   We continue to strive to reduce costs, and continue our move to a lean manufacturing environment. We also continue to invest in our future through research and development as well as new equipment and acquisitions. We believe that as of the end of fiscal 2006, our overall company has strengthened through new product offerings and the acquisition of Art's-Way Scientific. As previously mentioned the backlog of orders booked in February 2007, totaled approximately $11,792,000 compared $7,158,000 in consolidated backlog a year ago. Overall, we are looking forward to another strong year in fiscal 2007.

   Liquidity and Capital Resources

   Twelve months ended November 30, 2006

   Our main sources of funds were from our ability to generate cash from operations and an additional long-term loan. Cash provided from operations was $1,570,000 for fiscal year 2006. We were able to bring our consolidated inventories down $527,000. This decrease was offset by an increase in accounts receivable of $1,357,000. This increase is attributed to our increase in export sales. We give extended terms to our export customers that must wait to take delivery of product for approximately two months while the freight make its way overseas. We do, however, have letters of credit established with our export customers, so the receivables are guaranteed. Our new long-term loan through West Bank was for $1,500,000, and was used to purchase certain assets of Tech Space Inc. and certain new equipment.

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

   Capital Resources

   The Company has long-term financing through West Bank. Credit facilities consist of a revolving line of credit and three loan agreements totaling $8,000,000.

   Facility #1 is a revolving line of credit for $3,500,000 with advances funding the working capital, letter of credit and corporate credit card needs that mature on March 31, 2007. We are in the process of securing an extension for an additional year and expect to receive this extension. The interest rate is West Bank's prime interest rate plus 1%, adjusted daily. Monthly interest only payments are required and the unpaid principal is due on the maturity date. Collateral consists of a first position on our assets owned including, but not limited to inventories, accounts receivable, machinery and equipment. As of November 30, 2006 and 2005, we had not borrowed against the line of credit.

   Facility #2 is long-term financing for $2,000,000 that is supported by a guarantee issued by the United States Department of Agriculture (USDA) for 75% of the loan amount outstanding. The variable interest rate is West Bank's prime interest rate plus 1.5%, adjusted daily, monthly principle and interest payments are amortized over 20 years with final maturity date of May 31, 2023.

   Facility #3 is long-term financing for $1,000,000 that is also supported by a guarantee issued by the USDA for 75% of the loan amount outstanding. The loan for $1,000,000 was used for new product development in 2005.

   Facility #4 is long-term financing for $1,500,000 that is also supported by a guarantee issued by the USDA for 75% of the loan amount outstanding. The loan for $1,500,000 was used for acquisitions and new equipment in 2006.

   Collateral for Facilities #2 and #3 is primarily real estate with a second position on assets, which are the primary assets securing Facility #1. The USDA subordinates collateral rights in all assets other than real estate in an amount equal to West Bank's other credit commitments. As of November 30, 2006 the outstanding balances on Facilities #2, #3 and #4 were $1,701,842, $943,034 and $1,428,054 respectively compared to $1,754,866, $974,356 and $0 at November 30, 2005.

   J. Ward McConnell, Jr. was required to personally guarantee all four credit facilities on an unlimited and unconditional basis. The guarantees will be reduced after the first three years to a percentage representing his ownership of the Company. Mr. McConnell's guarantees shall be removed in the event that his ownership interest in the Company is reduced to a level less than 20% after the first three years of the loans. On Facilities #1 and #2 Mr. McConnell's guarantee portion has dropped to his percent ownership. The Company compensates Mr. McConnell at an annual percentage rate of 2% on 40% of the outstanding balance. On Facilities #3 and #4 the Company compensates Mr. McConnell for his personal guarantees at an annual percentage rate of 2% of the outstanding balances. Guarantee payments are made on a monthly basis. Guarantee fee payments to Mr. McConnell were approximately $60,000 and $56,000, for the years ended November 30, 2006, and 2005, respectively.

   Other terms and conditions of all three facilities include providing monthly internally prepared financial reports including accounts receivable aging schedules and borrowing base certificates and year-end audited financial statements. The borrowing bases shall limit advances from Facility #1 to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and 50% of work-in-process inventory plus 40% of appraisal value of machinery and equipment. Covenants include, but are not limited to, restrictions on debt service coverage ratio, debt/tangible net worth ratio, current ratio, capital expenditures, and tangible net worth. During the year ended November 30, 2006, we violated the restriction on capital expenditures, payment of dividends and loans to third parties. Under our loan agreement West Bank would have had the right to call the loan and/or increase the interest rate by three percentage points. As stated above, we provide West Bank with monthly financial statements, as well as a cash flow statement on a monthly basis. Therefore they were aware of the amount of capital expenditures we had incurred throughout the year. They were also aware of the decision to pay dividends, and the inter-company loan to Art's-Way Vessels in connection with the asset purchase from Vessels Systems, well in advance of the actual expenditures. The bank views this spending favorably, and waived the covenants.

   Contractual Obligations

   Contractual Obligation         Payments due by period
                               Total   < 1 yr    1-3 yrs    3-5 yrs    >5 yrs
   *Long-term debt          5,926,851  598,091  1,196,945  1,198,097  2,933,718
    including interest
   Capital lease obligation       0          0	     0           0         0
   Operating lease obligation 125,000   125,000      0           0         0
   Purchase Obligations           0          0       0           0         0
   Other                          0          0       0           0         0
   Total                    6,051,851   723,091 1,196,945   1,198,097 2,933,718

   * Based on current interest rates at November 30, 2006.

   Our current ratio and its working capital are as shown in the following table:

                                     November 30, 2006	    November 30, 2005
              Current Assets            $11,218,700             $9,481,557
              Current Liabilities         2,717,243              2,060,486
              Working Capital            $8,501,457             $7,421,071

              Current Ratio                  4.1                    4.6

   Utilization of Deferred Tax Assets

   At November 30, 2006 and 2005, we established a deferred tax asset valuation allowance of approximately $11,000 and $41,000, respectively. In assessing our deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

   Off-Balance Sheet Arrangements

   We have no off-balance sheet arrangements.

   Item 7. Financial Statements.







Report of Independent Registered Public Accounting Firm

To the Board of Directors
Art's-Way Manufacturing Co., Inc.
Armstrong, Iowa

We have audited the consolidated balance sheet of Art's-Way Manufacturing Co., Inc. and subsidiary as of November 30, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Art's-Way Manufacturing Co., Inc. and subsidiary as of November 30, 2005, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.


                                       By: /s/ McGladrey & Pullen

Des Moines, Iowa
January 9, 2006








REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Art's-Way Manufacturing Co., Inc.
Armstrong, Iowa

We have audited the accompanying consolidated balance sheet of Art's-Way Manufacturing Co., Inc. and Subsidiaries as of November 30, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we do not express such an opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Art's-Way Manufacturing Co., Inc. and Subsidiaries as of November 30, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

By: /s/ Eide Bailly


Minneapolis, Minnesota
February 23, 2007



                ART'S-WAY MANUFACTURING CO., INC.

                       Table of Contents

                                                           Page

     Consolidated Statements of Operations -
       Years ended November 30, 2006 and 2005               F-4

     Consolidated Balance Sheets -
       November 30, 2006 and 2005                           F-5

     Consolidated Statements of Stockholders' Equity -
       Years ended November 30, 2006 and 2005               F-6

     Consolidated Statements of Cash Flows -
       Years ended November 30, 2006 and 2005               F-7

     Notes to Consolidated Financial Statements -
       Years ended November 30, 2006 and 2005           F-8 - F-18



                    ART'S-WAY MANUFACTURING CO., INC.
                 Consolidated Statements of Operations
                 Years ended November 30, 2006 and 2005

                                    	       2006	     2005
Net sales                               $ 19,853,812    $ 14,618,904
Cost of goods sold                        14,148,787      10,213,951
      Gross profit                         5,705,025       4,404,953

Expenses:
  Engineering                                428,336         483,831
  Selling                                    821,291         680,219
  General and administrative               2,682,558       1,551,213
      Total expenses                       3,932,185       2,715,263
      Income from operations               1,772,840       1,689,690

Other income (expense):
  Interest expense                          (408,618)       (261,162)
  Other                                       52,624          45,792
      Total other expense                   (355,994)       (215,370)
      Income before income taxes           1,416,846       1,474,320
Income tax (benefit)                         483,306         497,003
      Net income                           $ 933,540       $ 977,317

Net income per share:
  Basic                                       $ 0.47          $ 0.50
  Diluted                                       0.47            0.50

See accompanying notes to consolidated financial statements.



                    ARTS-WAY MANUFACTURING CO., INC.
                      Consolidated Balance Sheets
                       November 30, 2006 and 2005

                Assets                         2006          2005
Current assets:
  Cash                                   $ 2,072,121     $ 1,198,238
  Accounts receivable-customers,
   net of allowance for doubtful
   accounts of $108,372 and $46,385
   in 2006 and 2005, respectively          2,313,290         956,391
  Inventories, net                         5,998,175       6,525,051
  Deferred taxes                             672,000         673,000
  Other current assets                       163,114         128,877
      Total current assets                11,218,700       9,481,557

Property, plant, and equipment, net        3,185,298       1,890,660
Inventories, noncurrent                            0         144,871
Inter Company Trans AWV                            0               0
Inter Company Trans AWS	                           0               0
Deferred taxes                               100,000         191,000
Acquisition AWV                                    0               0
Acquisition AWS                                    0               0
Other assets                                 110,240          74,353
      Total assets                      $ 14,614,238    $ 11,782,441

   Liabilities and Stockholders Equity
Current liabilities:
  Notes payable to bank                          $ 0             $ 0
  Current portion of term debt               220,559         223,946
  Accounts payable                           587,555         530,722
  Customer deposits                          424,205         569,354
  Billings in Excess of Cost and Profit       57,266               0
  Accrued expenses                         1,427,658         736,464
      Total current liabilities	           2,717,243       2,060,486

Long-term liabilities                              0               0
Term debt, excluding current portion       3,852,372       2,558,273
      Total liabilities                    6,569,615       4,618,759

Stockholders equity:
  Common stock $0.01 par value.
   Authorized 5,000,000 shares;
   issued 1,978,176 and 1,963,176
   shares in 2006 and 2005                    19,782          19,632
  Additional paid-in capital               1,765,697       1,719,787
  Retained earnings                        6,259,144       5,424,263
       Total stockholders equity          8,044,623       7,163,682
       Total liabilities and
        stockholders equity	        $ 14,614,238    $ 11,782,441


See accompanying notes to consolidated financial statements.


                    ARTS-WAY MANUFACTURING CO., INC.
             Consolidated Statements of Stockholders Equity
                 Years ended November 30, 2006 and 2005

                        Common stock        Additional
	            Number of	             paid-in     Retained
                      share     Par value    capital     earnings      Total
Balance,
 November 30, 2004  1,938,176   $ 19,382  $ 1,634,954  $ 4,545,105 $ 6,199,441
    Exercise of
     stock options     25,000        250       79,033            0      79,283
    Stock based
     compensation           0          0        5,800            0       5,800
    Dividends paid,
     $0.05 per share        0          0            0      (98,159)    (98,159)
    Net income              0          0            0      977,317     977,317
Balance,
 November 30, 2005  1,963,176   $ 19,632  $ 1,719,787  $ 5,424,263 $ 7,163,682
    Exercise of
     stock options     15,000        150       40,550            0      40,700
    Stock based
     compensation           0          0        5,360            0       5,360
    Dividends paid,
     $0.05 per share        0          0            0      (98,659)    (98,659)
    Net income              0          0            0      933,540     933,540
Balance,
 November 30, 2006   1,978,176   $ 19,782  $ 1,765,697  $ 6,259,144 $ 8,044,623

See accompanying notes to consolidated financial statements.



                    ARTS-WAY MANUFACTURING CO., INC.
                  Consolidated Statements of Cash Flows
                  Years ended November 30, 2006 and 2005

                                                            2006       2005
Cash flows from operations:
  Net income                                             $ 933,540   $ 977,317
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
     Stock based compensation                                5,360       5,800
     (Gain) Loss on sale of
       property, plant, and equipment                      (71,764)     (8,486)
     Depreciation and amortization                         303,754     268,616
     Deferred income taxes                                  92,000     461,000
     Changes in assets and liabilities,
      net of TechSpace Inc & Vessel
      Systems Inc. acquisition:
      (Increase) decrease in:
          Accounts receivable                           (1,031,074)     21,202
          Inventories                                    1,119,386     204,736
          Other current assets                             (34,237)    127,072
          Other, net                                       (35,887)     71,653
      Increase (decrease) in:
          Accounts payable                                  56,833      (6,207)
          Billings in Excess of Costs                       57,266           0
          Customer deposits                               (459,402)    491,379
          Accrued expenses                                 691,188    (117,331)
            Net cash provided by operating activities    1,626,963   2,496,751

Cash flows from investing activities:
  Purchases of property, plant, and equipment             (974,716)   (378,420)
  Purchase of assets of Vessels Systems Inc.                     0    (844,284)
  Purchase of assets of Tech Space Inc.	                (1,137,606)          0
  Proceeds from sale of property, plant, and equipment	   126,489      22,600
    Net cash (used in) investing activities             (1,985,833) (1,200,104)

Cash flows from financing activities:
  Payments on Line of Credit                                     0    (870,071)
  Payments of notes payable to bank                       (209,288)   (180,697)
  Payments of long-term liabilities                              0    (144,766)
  Proceeds from term debt                                1,500,000   1,000,000
  Proceeds from the exercise of stock options               40,700      79,283
  Dividends paid to stockholders	                   (98,659)    (98,159)
    Net cash provided by (used in) financing activities  1,232,753    (214,410)

    Net increase/(decrease) in cash                        873,883   1,082,237
Cash at beginning of period                              1,198,238     116,001
Cash at end of period                                  $ 2,072,121 $ 1,198,238

Supplemental disclosures of cash flow information:
  Cash paid/(received) during the period for:
     Interest                                            $ 391,149   $ 246,598
     Income taxes                                           40,359      52,993

Supplemental schedule of investing activities:
  Vessel Systems Inc acquisition:
    Accounts Receivable	                                       $ 0   $ 240,585
    Inventories	                                                 0     116,817
    Property, plant and equipment                                0     486,882
    Cash paid                                                  $ 0   $ 844,284

Supplemental schedule of investing activities:
  Tech Space Inc acquisition:
    Accounts Receivable	                                 $ 325,825         $ 0
    Inventories	                                           447,639           0
    Property, plant and equipment                          678,395           0
    Customer deposits                                     (314,253)          0
    Cash paid                                          $ 1,137,606         $ 0

See accompanying notes to consolidated financial statements.




             Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies

   (a) Nature of Business

       Art's-Way Manufacturing Co., Inc. is primarily engaged in the fabrication and sale of metal products in the agricultural sector of the United States economy. Major product offerings include animal feed processing equipment, sugar beet and potato harvesting equipment, land maintenance equipment, finished mowing and crop shredding equipment and seed planting equipment. A significant part of the Company's business is supplying hay blowers to original equipment manufacturers (OEMs). Another important part of the Company's business is after market service parts that are available to keep its branded and OEM produced equipment operating to the satisfaction of the end user of the Company's products. Art's-Way Vessels, Inc. is primarily engaged in the fabrication and sale of pressurized vessels and tanks. Art's-Way Scientific, Inc. is primarily engaged in the construction of modular laboratories and animal housing facilities.

   (b) Principles of Consolidation

       The consolidated financial statements include the accounts of Art's-Way Manufacturing Co., Inc. and its wholly-owned subsidiaries, Art's-Way Vessels, Inc. and Art's-Way Scientific, Inc. Art's-Way Vessels became active in October 2005 after purchasing certain assets of Vessel Systems, Inc., while Art's-Way Scientific, Inc. became active in August 2006 after purchasing certain assets of Tech Space, Inc. All material inter-company accounts and transactions are eliminated in consolidation.

   (c) Cash Concentration

       The Company maintains its cash balances in several different accounts in two different banks, balances in these accounts are periodically in excess of federally insured limits

   (d) Accounts Receivable

       Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written-off when deemed uncollectible. Recoveries of accounts receivable previously written-off are recorded when received. Accounts receivable are considered past due 60 days past invoice date, with the exception of international sales which primarily are sold with a letter of credit for 120 day terms.

   (e) Inventories

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

   (g) Income Taxes

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

   (h) Revenue Recognition

       Revenue is recognized when risk of ownership and title pass to the buyer, generally upon the shipment of the product. Shipping costs charged to customers are included in net sales. Freight costs incurred are included in cost of goods sold. In very limited circumstances, and only upon a written customer agreement, we recognize revenue upon the production and invoicing of the products.

       Art's-Way Scientific, Inc. is in the construction industry and will have deposits and/or bench mark payment. Their revenue is recognized on a percentage completed basis.

   (i) Research and Development

       Research and development costs are expensed when incurred. Such costs approximated $186,000 and $285,000 for the years ended November 30, 2006 and 2005, respectively.

   (j) Advertising

       Advertising costs are expensed when incurred. Such costs approximated $99,000 and $66,000 for the years ended November 30, 2006 and 2005, respectively.

   (k) Income Per Share

       Basic net income per common share has been computed on the basis of the weighted average number of common shares outstanding. Diluted net income per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.

       Basic and diluted earnings per common share have been computed based on the following as of November 30, 2006 and 2005:

                                                 2006         2005
       Basic:
         Numerator, net income                $	933,540    $ 977,317
         Denominator: Average number of
           common shares Outstanding          1,970,676    1,951,108
         Basic earnings per common share         $ 0.47       $ 0.50
       Diluted
         Numerator, net income                $ 933,540    $ 977,317
         Denominator: Average number of
           common shares Ourstanding          1,970,676    1,951,108

         Effect of dilutive stock options         7,432	      19,113
                                              1,978,108    1,970,221
         Diluted earnings per common share       $ 0.47       $ 0.50

   (l) Stock Based Compensation

       The Company accounted for stock options in accordance with the provisions of the Financial Accounting Standards Board (FASB) Statement No. 123(Revised), Share-Based Payments (FAS 123(R)). Statement FAS 123(R) requires that share-based compensation, which includes stock options, be accounted for at the fair value of the applicable equity instrument. The Company utilized the Black Scholes option pricing model to value stock options.

   (m) Use of Estimates

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

   (n) Recently Issued Accounting Pronouncements

       In December 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (Issued 6/06). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the Company, the Statement is effective for fiscal years beginning after December 15, 2006. The Company is assessing the effects of Financial Interpretation No. 48.

(2)  Allowance for Doubtful Accounts

     A summary of the Company's activity in the allowance for doubtful accounts is as follows:
                                                  2006         2005

      Balance, beginning                        $46,385      $30,417
        Provision charged to expense             88,528       19,909
        Less amounts charged-off                (26,541)      (3,941)
      Balance, ending                          $108,372      $46,385

(3)  Inventories

     Major classes of inventory are:
                                                 2006         2005
        Raw materials                        $3,260,897   $3,414,777
        Work in process                         981,979      480,101
        Finished goods                        2,886,860    3,889,825
                                             $7,129,736	  $7,784,703
        Less: Reserves	                      1,131,561    1,114,781
                                             $5,998,175	  $6,669,922

(4)  Property, Plant, and Equipment

     Major classes of property, plant, and equipment are:
                                                 2006	      2005
         Land                                  $223,509	    $180,909
         Buildings and improvements           3,341,804	   2,704,570
         Manufacturing machinery & equipment  9,511,453	   9,163,149
         Trucks and automobiles                 167,535      104,016
         Furniture and fixtures                 116,286      110,834
                                             13,360,587   12,263,478
         Less accumulated depreciation       10,175,289   10,372,818
         Property, plant and equipment       $3,185,298   $1,890,660

(5)  Accrued Expenses

     Major components of accrued expenses are:
                                                 2006         2005
         Salaries, wages, and commissions      $464,609     $371,680
         Accrued warranty expense               230,740      131,832
         Other                                  732,309	     232,952
                                             $1,427,658	    $736,464

(6)  Product Warranty

     The Company offers warranties of various length to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is 1 year from date of purchase. The Company's warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary.

     Changes in the Company's product warranty liability for the years ended November 30, 2006, and 2005 are as follows:
                                                 2006	      2005
         Balance, beginning	               $131,832     $119,912
           Settlements made in cash or in-kind (216,068)    (294,633)
           Warranties issued                    314,976	     306,553
         Balance, ending                       $230,740	    $131,832

(7)  Loan and Credit Agreements

     The Company has a revolving line of credit for $3,500,000 with advances funding the working capital, letter of credit and corporate credit card needs that mature on March 2007. The interest rate is West Bank's prime interest rate, adjusted daily. Monthly interest only payments are required and the unpaid principal is due on the maturity date. Collateral consists of a first position on assets owned by the Company including, but not limited to inventories, accounts receivable, machinery and equipment. As of November 30, 2006 and 2005, the Company had not borrowed against the line of credit. Other terms and conditions of the debt with West Bank include providing monthly internally prepared financial reports including accounts receivable aging schedules and borrowing base certificates and year-end audited financial statements. The borrowing base shall limit advances from line of credit to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and 50% of work-in-process inventory plus 40% of appraisal value of machinery and equipment.

     J. Ward McConnell, Jr. was required to personally guarantee the debt with West Bank on an unlimited and unconditional basis. The guarantee of the term debt shall be reduced after the first three years to a percentage representing his ownership of the Company. Mr. McConnell's guarantee shall be removed from the term debt in the event that his ownership interest in the Company is reduced to a level less than 20% after the first three years of the loan. The Company compensates Mr. McConnell for his personal guarantee at an annual percentage rate of 2% of the outstanding balance to be paid monthly. Guarantee fee payments to Mr. McConnell were approximately $60,000 and $56,000, for the years ended November 30, 2006, and 2005, respectively.

     A summary of the Company's term debt is as follows:
                                                 2006         2005
     West Bank loan payable in monthly
      installments of $17,776 including
      interest at Bank's prime rate plus 1.5%
      due May 2023  (A) (B)                  $1,701,843	  $1,754,866

     West Bank loan payable in monthly
      installments of $10,000 including
      interest at Bank's prime rate plus
      1.5% due March 2015 (A) (B)               943,034      974,356

     West Bank loan payable in monthly
      installments of $22,063 including
      interest at Bank's prime rate plus
      1.0% due April 2016 (A) (B)             1,428,054            0

     State of Iowa Community Development
      Block Grant promissory note at 0%
      interest, maturity 2006 with quarterly
      principal payments of $11,111                   0       33,334

     State of Iowa Community Development
      Block Grant local participation
      promissory notes at 4% interest,
      maturity 2006, with quarterly principal
      payments of $7,007                              0       19,663

        Total term debt                       4,072,931    2,782,219
      Less current portion of term debt         220,559      223,946
        Term debt, excluding current portion $3,852,372	  $2,558,273

     (A) Notes are supported by a guarantee issued by the United States Department of Agriculture (USDA) for 75% of the loan amount outstanding. Collateral for these loans are primarily real estate with a second position on assets securing the line of credit. The USDA subordinates collateral rights in all assets other than real estate in an amount equal to West Bank's other credit commitments.

     (B) Covenants include, but are not limited to, restrictions on payment of dividends, debt service coverage ratio, debt/tangible net worth ratio, current ratio, limitation on capital expenditures, and tangible net worth. During the year ended November 30, 2006, and 2005, the Company violated certain debt covenants that were waived.

     A summary of the minimum maturities of term debt follows for the years ending November 30:

                            Year:	                     Amount
                             2007	                   $ 220,559
                             2008                            242,695
                             2009                            267,083
                             2010                            293,891
                             2011                            323,359
                           Thereafter                      2,725,344
                                                         $ 4,072,931

(8)  Employee Benefit Plans

     The Company sponsors a defined contribution 401(k) savings plan which covers substantially all full-time employees who meet eligibility requirements. Participating employees may contribute as salary reductions a minimum of 4% of their compensation up to the limit prescribed by the Internal Revenue Code. The Company began making 25% matching contribution up to 1% of eligible compensation starting June 2005. The Company recognized an expense of $17,525 and $10,613 related to this plan during the years ended November 30, 2006 and 2005, respectively.

(9)  Stock Option Plan

     Under the Director Option Plan (2001), stock options may be granted to non-employee directors to purchase shares of common stock of the Company at a price not less than fair market value at the date the options are granted. Non-employee directors who have served for at least one year are automatically granted options to purchase 5,000 shares of common stock. Options granted are nonqualified stock options. The option price, vesting period, and term are set by the Compensation Committee of the Board of Directors of the Company. Options for an aggregate of 50,000 common shares may be granted under the Plan. Each option will be for a period of 10 years and may be exercised at a rate of 25% at the date of grant and 25% on the first, second, and third anniversary date of the grant on a cumulative basis. At November 30, 2006, the Company had approximately 5,000 shares available for issuance under the 2001 Director Option Plan.

     A summary of changes in the stock option plan is as follows:
                                                    November 30
                                                  2006         2005
     Options outstanding at beginning of period	 25,000       45,000
     Granted                                          0        5,000
     Exercised                                  (15,000)     (25,000)
     Options outstanding at end of period        10,000       25,000
     Options price range for the period	         $ 2.32       $ 2.32
                                                    To           To
                                                 $ 5.21       $ 5.21
     Options exercisable at end of period         8,750       20,000

     At November 30, 2006 and 2005, the weighted-average remaining contractual life of options outstanding was 6.5 years and 6.9 years respectively, and the weighted-average exercise price was $3.98 and $3.22, respectively. The weighted-average exercise price for options exercisable at November 30, 2006 was $3.80.

     The per share weighted-average fair value of stock options granted in the year ended November 30, 2005, was $3.45, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0.0%, risk-free interest rate 4.25%, expected volatility factor of 30.01%, and an expected life of 10 years.

(10) Income Taxes

     Total income tax expense (benefit) for the years ended November 30, 2006 and 2005 consists of the following:
                                                    November 30
                                                  2006	      2005
     Current expense                           $391,306	    $574,003
     Benefit of utilization of operating
      loss carryforward	                              0     (538,000)
     Deferred expense (benefit)	                 92,000	     461,000
                                               $483,306     $497,003

     The reconciliation of the statutory Federal income tax rate and the effective tax rate are as follows:
                                                    November 30
                                                  2006        2005
     Statutory federal income tax rate	           34.0%        34.0%
     Other due primarily to change in
       valuation allowance                           .1	        (0.3)
                                                   34.1%        33.7%

     Tax effects of temporary differences that give rise to significant portions of the deferred tax assets at November 30, 2006 and 2005 are presented below:

                                                    November 30
                                                  2006	      2005
     Deferred tax assets:
        Tax credits                              11,000      214,000
        Accrued expenses                        152,000      100,000
        Inventory capitalization                202,000	     243,000
        Asset reserves                          440,000	     330,000
        Property, plant, and equipment	        (22,000)      18,000
      Total deferred tax assets	                783,000	     905,000
      Less valuation allowance                   11,000	      41,000
      Net deferred tax assets	               $772,000	    $864,000

     At November 30, 2006 the Company has approximately $132,000 of research and development credits, 29,000 of state tax credits, and $41,000 of AMT credits. The R&D and state tax credits will begin to expire in 2012 and 2007, respectively.

     The Company has established a deferred tax asset valuation allowance of $11,000 at November 30, 2006 and $41,000 at 2005, due to the
     uncertainty of realizing its deferred tax assets related to the state tax credits. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

(11) Disclosures About the Fair Value of Financial Instruments

     SFAS 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At November 30, 2006 and 2005, the carrying amount approximates fair value for cash, accounts receivable, accounts payable, notes payable to bank, term debt, and other current and long-term liabilities. The carrying amounts approximate fair value because of the short maturity of these instruments. The fair value of the Company's installment term loan payable also approximates fair value because the interest rate is variable as it is tied to the lender's borrowing rate.

(12) Litigation and Contingencies

     Various legal actions and claims are pending against the Company. In the opinion of management adequate provisions have been made in the accompanying financial statements for all pending legal actions and other claims.

(13) Lease Obligations

     The Company leases the facility in Dubuque Iowa. Under an operating lease agreement which expires in October 2007. The minimum lease payments for the fiscal year ended November 30, 2007 will be approximately $125,000. Total rent expense recognized for the year ended November 30, 2006 and November 30, 2005 was $150,000 and $25,000,
     respectively.

(14) 2006 and 2005 Acquisition

     Effective August 2, 2006, the Company acquired the operating assets of Tech Space, Inc. for a cash purchase price of approximately $1,138,000. Effective October 4, 2005, the Company acquired the operating assets of Vessels Systems, Inc. for a cash purchase price of approximately $844,000. The operating results of the acquired businesses are reflected in the Company's consolidated statement of income from the acquisition date forward. The acquisitions were made to continue the Company's growth strategy and diversify its product offerings outside the agricultural industry. The purchase price was determined based on an arms-length negotiated value. The transaction was accounted for under the purchase method of accounting, with the purchase price allocated to the individual assets acquired. (See cash flow statement supplemental disclosure)

     Proforma sales and net income information for Tech Space and Vessels Systems, Inc. for 2006 and 2005 were not included as management believes that the Companies would not have had a material impact on the Company's financial statements.

(15) Segment Information

     On October 4, 2005, the Company purchased certain assets of Vessels Systems, Inc. which created a separate operating segment. Then on August 2, 2006, the Company purchased certain assets of Tech Space, Inc. which created a third operating segment. Prior to these acquisitions the Company operated in one reportable segment.

     Our reportable segments are strategic business units that offer different products. They are managed separately because each business requires different technology and marketing strategies.

     There are three reportable segments: agricultural products, pressurized vessels and modular buildings. The agricultural products segment fabricates and sells farming products as well as replacement parts for these products in the United States and worldwide. Export sales amounted to $844,000 and $0 in 2006 and 2005 respectively. The pressurized vessel segment produces pressurized tanks. The modular building segment produces modular buildings for animal containment and various laboratory uses.

     The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Management evaluates the performance of each segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses.

     Approximate financial information with respect to the reportable segments is as follows. The agricultural products and pressurized vessels segment information is for the year ended November 30, 2006 and the modular buildings segment information is for the period from acquisition to November 30, 2006.

                                  Twelve Months Ended November 30, 2006
                           Agricultural  Pressurized    Modular   Consolidated
                            Products       Vessels     Buildings
     Revenue from
      external customers   $15,025,000   $3,797,000   $1,032,000   $19,854,000
     Income from operations  1,280,000      535,000      (42,000)    1,773,000
     Income before tax       1,004,000      478,000      (65,000)    1,417,000
     Total Assets           10,799,000    1,736,000    2,079,000    14,614,000
     Capital expenditures      925,000	     50,000            0       950,000
     Depreciation
        & Amortization         243,000       51,000       10,000       304,000

                                  Twelve Months Ended November 30, 2005
                           Agricultural  Pressurized    Modular   Consolidated
                            Products       Vessels     Buildings
     Revenue from
      external customer    $14,261,000     $358,000	      $0   $14,619,000
     Income from operations  1,683,000        7,000            0     1,690,000
     Income before tax       1,467,000        7,000            0     1,474,000
     Total Assets           10,691,000    1,091,000            0    11,782,000
     Capital expenditures      374,000	      4,000            0       378,000
     Depreciation
        & Amortization         262,000        7,000            0       269,000

(16) Subsequent Events

     On January 16, 2007, a fire occurred late in the evening at Art's-Way Scientific's plant in Monona, Iowa. The fire destroyed the manufacturing building and all of its contents. There were no injuries, and the Company was able to save the computer server.

     The Company is currently working with its insurance carrier to assess the value of the loss and commence replacement of its assets. The Company has contacted all of the customers that had orders booked and buildings ready to deliver. To date the Company has not lost any orders.

     The Company's main goal at present is to manufacture and ship against its existing backlog. Within a week of the fire the Company was able to start rebuilding one of the buildings that was lost in the fire. The Company also owns a smaller warehouse in Monona which is being used as a temporary production facility. The Company brought in trailers to serve as additional space. Two buildings are to be shipped in February.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        On August 25, 2006, the Company engaged Eide Bailly, LLP to be its independent accountant to audit the Company's financial statements. Prior to the engagement, the Company had not previously had consulted with Eide Bailly, LLP on any matters.

Item 8A. Controls and Procedures.

        Senior management, including the President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the President and Chief Financial Officer concluded that. our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure; and (b) recorded, processed, summarized and reported, within the time specified in the SEC's rules and forms. Since that evaluation process was completed there have been no significant changes in our disclosure controls or in other factors that could significantly affect these controls.

        There were no changes in our internal control over financial reporting, identified in connection with this evaluation that occurred during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

        Not Applicable

                               PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        The information required by Item 9 is incorporated by reference to our Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after November 30, 2006.

        We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and the Board of Directors. A copy of the Code of Ethics may be obtained free of charge by writing to us at the following address:
        Art's-Way Manufacturing Co., Inc. 5556 Highway 9 Armstong, IA 50514

Item 10. Executive Compensation.

        The information required by Item 10 is incorporated by reference to our Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after November 30, 2006.

Item 11. Security Ownership of Certain Beneficial Owners & Management and Related Stockholder Matters.

        The information required by Item 11 is incorporated by reference to our Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after November 30, 2006.

Item 12. Certain Relationships and Related Transactions.

        The information required by Item 12 is incorporated by reference to our Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after November 30, 2006.

Item 13. Exhibits.

        Please see Exhibit Index.

Item 14. Principal Accountant Fees and Services.

        The information required by Item 14 is incorporated by reference to our Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after November 30, 2006.

                               Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ART'S-WAY MANUFACTURING CO., INC.

By: ___________________________      By:_____________________________
    E.W. Muehlhausen                    Carrie L. Majeski
    President                           Chief Financial Officer
    (Principal Executive Officer)       (Principal Financial and
                                           Accounting Officer)
Date:__________________________	     Date:___________________________

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

______________________________	              February 26, 2007
 J. Ward McConnell, Jr.
Chairman of the Board and Director	            Date

______________________________	              February 26, 2007
David R. Castle
Director	                                    Date

______________________________	              February 26, 2007
Fred Krahmer
Director                                            Date

______________________________	              February 26, 2007
James Lynch
Director                                            Date

______________________________	              February 26, 2007
Douglas McClellan
Director                                            Date

_____________________________	              February 28, 2007
Marc H. McConnell
Director                                            Date

_____________________________	              February 28, 2007
Thomas E. Buffamante
Director                                            Date


                Art's-Way Manufacturing Co., Inc.
                         Exhibit Index

Number	Exhibit Description

2	Agreement & Plan of Merger for Reincorporation of Art's-Way
        Manufacturing Co., Inc., in Delaware. Incorporated by reference to
        Exhibit 2 of Annual Report on Form 10-K for the year ended
        May 27, 1989.
3	Certificate of Incorporation and By-laws for Art's-Way
        Manufacturing Co., Inc. Incorporated by reference to Exhibit 3 of Annual Report on Form 10-K for the year ended May 27, 1989.
3.1 Amendments to Bylaws of Art's-Way Manufacturing Co., Inc. Incorporated by reference to Exhibit 3.1 to the Form 10-QSB for the quarter ended May 31, 2004
10	Incorporated by reference to the material contracts filed as Exhibit 10 to the Annual Report on Form 10-K for the fiscal year ended
        May 30, 1991.
10.1	Art's-Way Manufacturing Co., Inc. 401 (k) Savings Plan. Incorporated by
        reference to Exhibit 28 (a) to the Art's-Way Manufacturing Co., Inc. Registration Statement on Form S-8 filed on October 23, 1992.
10.2	Art's-Way Manufacturing Co., Inc. Employee Stock Option Plan (1991).
        Incorporated by reference to Exhibit "A" to Proxy Statement for Annual Meeting of Stockholders held on October 15, 1991.
10.3	Art's-Way Manufacturing Co., Inc. Director Stock Option Plan (2001).
        Incorporated by reference as Exhibit 10.3.1 of the Annual Report on Form 10-K for the fiscal year ended November 30, 2002.
10.4	Asset Purchase Agreement between the Company and J. Ward McConnell,
        Jr., and Logan Harvesters, Inc. Incorporated by reference to Current Report on Form 8-K dated September 6, 1996.
10.5 Agreement dated February 12, 2002 between the Company and J. Ward McConnell, Jr., purchase of 640,000 shares of common stock. Incorporated by reference to Current Report on Form 8-K filed
        February 22, 2002.
10.6 Forbearance Agreement and Fifteenth Amendment to Loan and Security Agreement dated January 31, 2003 between the Company and UPS Capital Corporation. Incorporated by reference to the Form 10-Q for the quarter ended February 28, 2003.
10.7 Long-term Financing Agreement dated April 25, 2003 between the Company and West Des Moines State Bank. Incorporated by reference to the Form 10-Q for the quarter ended May 31, 2003.
10.8 Asset Purchase Agreement between the Company and Obeco Truck Body, Inc. Incorporated by reference to the Form 10-Q filed for the quarter ended August 31, 2003.
10.9 Asset Purchase Agreement with Vessels Systems Inc. incorporated by reference to the Form 10-KSB filed for the year ended November 31, 2005
10.10   Asset Purchase Agreement with Tech Space Inc.
21      Subsidiaries of the small business issuer.
23      Consent of McGladrey & Pullen, LLP
23.1    Consent of Eide Bailly, LLP
31.1 Certification of Chief Executive Officer under the Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Chief Financial Officer under the Section 302 of the Sabanes-Oxley Act of 2002.
32.1    Certification of Chief Executive Officer under 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350.