Form 10QSB
period 2007-02-28
ARTS WAY MANUFACTURING CO INC
filed 2007-04-17
CIK 7623

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C. 20549

             _________________________________

                       FORM 10-QSB

   (Mark One)

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended February 28, 2007

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

Number of common shares outstanding as of April 16, 2007: 1,978,176

Transitional Small Business Disclosure Format (check one): Yes _ No X


                 ARTS-WAY MANUFACTURING CO., INC.
              Consolidated Statements of Operations
                           Condensed
                          (Unaudited)

                                              Three Months Ended
                                          February         February
                                            2007             2006
Net sales                               $ 5,275,037      $ 4,302,088
Cost of goods sold                        3,776,777        2,926,683
    Gross profit                          1,498,260        1,375,405

Expenses:
   Engineering                               79,088           91,040
   Selling                                  232,347          192,259
   General and administrative               679,826          601,448
     Total expenses                         991,261          884,747
     Income from operations                 506,999          490,658

Other income (expense):
   Interest expense                        (105,971)         (82,342)
   Other                                    182,689           16,636
     Total other expense                     76,718          (65,706)
     Income before income taxes             583,717          424,952
Income tax                                  203,388          152,983
     Net income                           $ 380,329        $ 271,969

Net income per share:
   Basic                                     $ 0.19           $ 0.14
   Diluted                                     0.19             0.14

Common shares and equivalent outstanding:
   Basic                                  1,978,176        1,964,009
   Diluted                                1,982,502        1,976,443

See accompanying notes to consolidated financial statements.


                ARTS-WAY MANUFACTURING CO., INC.
                  Consolidated Balance Sheets
                           Condensed
                                         (Unaudited)
                                          February          November
               Assets                       2007              2006
Current assets:
   Cash                                 $ 3,287,818      $ 2,072,121
   Accounts receivable-customers, net
    of allowance for doubtful accounts
    of $115,437 and $108,372 in
    February and November, respectively   2,950,415        2,313,290
   Inventories, net                       6,826,294        5,998,175
   Profit in excess of billings              12,396                0
   Deferred taxes                           672,000          672,000
   Insurance Recievable	                    871,400                0
   Other current assets                     200,396          163,114
       Total current assets              14,820,719       11,218,700

Property, plant, and equipment, net       2,846,402        3,185,298
Deferred taxes                              100,000          100,000
Other assets                                 96,478          110,240
       Total assets                    $ 17,863,599     $ 14,614,238

  Liabilities and Stockholders Equity
Current liabilities:
   Notes payable to bank                  $ 412,527              $ 0
   Current portion of term debt             270,058          220,559
   Accounts payable                       1,350,553          587,555
   Customer deposits                      1,834,258          424,205
   Billings in Excess of Cost and Profit    473,092           57,266
   Accrued expenses                       1,347,635        1,427,658
       Total current liabilities          5,688,123        2,717,243

Term debt, excluding current portion      3,749,149        3,852,372
       Total liabilities                  9,437,272        6,569,615
Stockholders equity:
   Common stock $0.01 par value.
    Authorized 5,000,000 shares;
    issued 1,978,176 and 1,963,176 shares
    in 2007 and 2006                         19,782           19,782
   Additional paid-in capital             1,767,072        1,765,697
   Retained earnings                      6,639,473        6,259,144
       Total stockholders equity         8,426,327        8,044,623
       Total liabilities and
           stockholders equity         $ 17,863,599     $ 14,614,238

See accompanying notes to consolidated financial statements.


                 ARTS-WAY MANUFACTURING CO., INC.
               Consolidated Statements of Cash Flows
                              Condensed
                             (Unaudited)

                                               Three Months Ended
                                           February        February
                                             2007            2006
Cash flows from operations:
   Net income                             $ 380,329        $ 271,970
   Adjustments to reconcile net
    income to net cash provided by operating
    activities:
      Stock based compensation	              1,375            1,256
     (Gain) Loss on sale of property, plant,
       and equipment                        334,040                0
      Depreciation and amortization          75,957           53,429
      Deferred income taxes                       0          140,000
      Changes in assets and liabilities
       (Increase) decrease in:
         Accounts receivable               (637,125)      (1,413,037)
         Inventories                       (828,119)         (11,610)
         Other current assets               (37,282)         (27,471)
         Insurance Recievable              (871,400)               0
         Other, net                          13,762                0
        Increase (decrease) in:
         Accounts payable                   762,998          161,551
         Billings in Excess of Costs        403,430                0
         Customer deposits                1,410,053        1,152,694
         Accrued expenses                   (80,023)         (88,316)
           Net cash provided by
            operating activities            927,995          240,466
Cash flows from investing activities:
   Purchases of property, plant,
    and equipment                           (71,101)        (334,497)
           Net cash (used in)
            investing activities            (71,101)        (334,497)
Cash flows from financing activities:
   Net change in line of credit	            412,527           43,484
   Payments of notes payable to bank	    (53,724)         (44,151)
   Proceeds from the exercise of
    stock options                                 0           11,599
           Net cash provided by (used in)
            financing activities            358,803           10,932
           Net increase/(decrease)
            in cash                       1,215,697          (83,099)
Cash at beginning of period               2,072,121        1,198,238
Cash at end of period                   $ 3,287,818      $ 1,115,139

Supplemental disclosures of cash flow information:
   Cash paid/(received) during the period for:
     Interest                             $ 105,970         $ 90,906
     Income taxes                           282,000           12,902

See accompanying notes to consolidated financial statements.


                 ART'S-WAY MANUFACTURING CO., INC.

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                          (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Statement Presentation

    The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2006. The results of operations for the first quarter ended February 28, 2007 are not necessarily indicative of the results for the fiscal year ending November 30, 2007.

2.  INVENTORIES

    Major classes of inventory are:
                                      February 28, 	November 30,
                                          2007              2006
    Raw material                      $ 4,334,572       $ 3,260,897
    Work-in-process                       591,591           981,979
    Finished goods                      3,001,967         2,886,860
     Total                            $ 7,928,129       $ 7,129,736
    Less reserves                       1,101,836         1,131,561
     Inventories                      $ 6,826,294	$ 5,998,175

3.  ACCRUED EXPENSES

    Major components of accrued expenses are:
                                      February 28,      November 30,
                                          2007              2006
    Salaries, wages and commissions     $ 461,447         $ 464,609
    Accrued warranty expense              221,089           230,740
    Income tax                            257,716           356,712
    Other                                 407,423           375,597
      Total                           $ 1,347,675       $ 1,427,658

4.  PRODUCT WARRANTY

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

    Changes in the Company's product warranty liability for the three months ended February 28, 2007 and February 28, 2006 are as follows:

                                          2007              2006
    Balance, beginning	                 $230,740          $131,832
    Settlements made in cash or in-kind  (107,694)         (110,413)
    Warranties issued                      98,043            63,021
    Balance, ending                      $221,089           $84,440

5.  LOAN AND CREDIT AGREEMENTS

    The Company has a revolving line of credit for $3,500,000 with advances funding the working capital, letter of credit and corporate credit card needs that matures on April 30, 2007. The interest rate is West Bank's prime interest rate, adjusted daily. Monthly interest only payments are required and the unpaid principal is due on the maturity date. Collateral consists of a first position on assets owned by the Company including, but not limited to inventories, accounts receivable, machinery and equipment. As of February 28, 2007 and 2006, the Company had borrowed approximately $413,000 and $43,000, respectively. Total amount available for borrowing at February 28, 2007 was $3,087,000. Other terms and conditions of the debt with West Bank include providing monthly internally prepared financial reports including accounts receivable aging schedules and borrowing base certificates and year-end audited financial statements. The borrowing base shall limit advances from line of credit to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and 50% of work-in-process inventory plus 40% of appraisal value of machinery and equipment.

    J. Ward McConnell, Jr. was required to personally guarantee the debt with West Bank on an unlimited and unconditional basis. The guarantee of the term debt shall be reduced after the first three years to a percentage representing his ownership of the Company. Mr. McConnell's guarantee shall be removed from the term debt in the event that his ownership interest in the Company is reduced to a level less than 20% after the first three years of the loan. The Company compensates Mr. McConnell for his personal guarantee at an annual percentage rate of 2% of the outstanding balance to be paid monthly. Guarantee fee payments to Mr. McConnell were approximately $15,000 and $14,000, for the quarter ended February 28, 2007, and 2006, respectively.

    A summary of the Company's term debt is as follows:

                                                February 28,    November 30,
                                                    2007           2006
    West Bank loan payable in monthly
      installments of $17,776 including
      interest at Bank's prime rate plus
      1.5%, due March 31, 2023 (A) (B)	        $ 1,689,348     $ 1,701,843

    West Bank loan payable in monthly
     installments of $10,000 including
     interest at Bank's prime rate plus
     1.5%, due March 31, 2015 (A) (B)	          $ 935,657       $ 943,034

    West Bank loan payable in monthly
     installments of $22,063 including
     interest at Bank's prime rate plus
     1.0% due April 2016                         $1,394,202      $1,428,054

         Total term debt                        $ 4,019,207     $ 4,072,931

    Less current portion of term debt             $ 270,058       $ 220,559

         Term debt, excluding current portion	$ 3,749,149	$ 3,852,372

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

6.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

7.  STOCK OPTION PLANS

    On January 25, 2007 the Board of Directors adopted the 2007 Non-Employee Directors' Stock Option Plan. Options will be granted to non-employee directors to purchase shares of common stock of the Company at a price not less than fair market value at the date the options are granted. Non-employee directors are automatically or initially granted options to purchase 1,000 shares of common stock annually upon their election to the Board, which are automatically vested. Options granted are nonqualified stock options. The option price and terms are set by the Compensation Committe of the Board of Directors of the Company.

    On February 5, 2007 the Board of Directors adopted the 2007 Employee Stock Option Plan subject to Stockholder approval at the Annual Stockholders meeting on April 26, 2007.

8.  SEGMENT INFORMATION

    On October 4, 2005, the Company purchased certain assets of Vessels Systems, Inc. which created a separate operating segment. On August 2, 2006, the Company purchased certain assets of Tech Space, Inc. which created a third operating segment. Prior to these acquisitions the Company operated in one reportable segment.

    The Company's reportable segments are strategic business units that offer different products. They are managed separately because each business requires different technology and marketing strategies.

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

    Approximate financial information with respect to the reportable segments is as follows. The agricultural products, pressurized vessels, and modular building segment information are for the first quarter ended February 28, 2007 and February 28, 2006.

                                  February 28, 2007
                            Agricultural Pressurized   Modular   Consolidated
                              Products    Vessels     Buildings
    Revenue from
     external customers     $3,272,000   $1,052,000   $ 951,000   $5,275,000
    Income from operations     288,000      209,000      10,000	     507,000
    Income before tax          236,000	    187,000     161,000      584,000
    Segment profit             149,000      125,000     106,000      380,000
    Total Assets            13,497,000    1,842,000   2,525,000   17,864,000
    Capital expenditures        65,000        6,000           0       71,000
    Depreciation                60,000       12,000       4,000	      76,000

                                  February 28, 2006
                            Agricultural Pressurized   Modular   Consolidated
                              Products     Vessels    Buildings
    Revenue from
     external customers     $3,628,000     $674,000           0	  $4,302,000
    Income from operations     478,000	     13,000           0      491,000
    Income before tax          409,000       16,000           0      425,000
    Segment profit             262,000       10,000           0      272,000
    Total Assets            13,046,000      247,000           0   13,293,000
    Capital expenditures       320,000       14,000           0	     334,000
    Depreciation                42,000	     11,000           0       53,000

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

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

  (i) Critical Accounting Policies

      Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of February 28, 2007 have remained unchanged from November 30, 2006. These policies involve revenue recognition, inventory valuation and income taxes. Disclosure of these critical accounting policies is incorporated by reference under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" in our Annual Report on Form 10-KSB for the year ended November 30, 2006.

 (ii) Results of Operations

      Our consolidated net sales for the first quarter of 2007 increased 23% to $5,275,000 as compared to $4,302,000 for 2006. A majority of this increase was due to the inclusion of Art's-Way Scientific, Inc., net sales of $950,000, for the first quarter which was acquired in August of 2006 and therefore was not included in last year's first quarter. Art's-Way Manufacturing had revenues totaling $3,273,000 for the first quarter, compared to $3,629,000 for the same period in 2006. This decrease was due to a reduction in sales to our OEM dealers for blowers. Art's-Way Vessels had revenues totaling $1,052,000 for the first quarter, compared to $674,000 for the same period in 2006.

      Art's-Way Manufacturing's gross profit decreased in the quarter to 28% as compared to 32% in 2006. The decrease was due primarily to the addition of Art's-Way Scientific. When we purchased Art's-Way Scientific we also purchased their backlog and had to honor pricing from the prior owners. Art's-Way Scientific's gross profit was 20% for the first quarter of 2007. Art's-Way Manufacturing's gross profit was 30% while Art's-Way Vessel's was 32%.

      Operating expenses for the quarter increased $107,000 compared to 2006. However, as a percent of sales, operating expenses decreased by two percentage points- 19% in 2007 compared to 21% in 2006. Art's-Way Manufacturing's operating expense as a percentage of sales decreased from 20% in 2005 to 18% in 2006. Art's-Way Vessel operating expenses as a percentage of sales were 12%.

      General and administrative expenses for the quarter increased $78,000 as compared to 2006. Substantially all of the increase was due to the addition of Art's-Way Scientific.

      Engineering expenses are down $12,000 for the first quarter of 2007 as compared to 2006.

      Selling expenses were up for the first quarter of 2007 by $40,000. This is almost entire due to the addition of Art's-Way Scientific, which had selling expenses of $38,000.

      We experienced an increase in interest expense of $24,000 in the first quarter of 2007 as a result of a rise in the prime interest rate from the first quarter of 2006. Other income increased by $166,053 in 2007 compared to 2006. This is the result of accounting for the fire and insurance in Monona, Iowa.

      On January 16th, 2007, one of our buildings in Monona, Iowa, was completely destroyed by fire. The building housed the production and offices for Art's-Way Scientific. The 36,000 square foot building was a stick built structure with steel siding. We were insured for the loss of the building, its contents as well as the disruption in business. We are currently working with our insurance company to settle the claim. At this time we have received $250,000 towards the claim and we have booked a receivable for the estimated loss of the building of $871,000. We have incurred costs in excess of $900,000 related to the fire, to include $334,000 in loss of fixed assets. We are currently working from one of our other buildings in Monona, Iowa. We are in the process of determining where we will be rebuilding. It is our intent to be in a new building by September 2007. We continue to manufacture buildings and have not lost any orders to date.

      The order backlog as of March 31, 2007 is $12,112,000 compared to $5,436,000 one year ago. Art's-Way Manufacturing's order backlog as of March is $3,899,000, Art's-Way Vessels is $2,149,000, and Art's-Way Scientific is $6,064,000.

(iii) Liquidity and Capital Resources

      Our main source of funds in the first quarter came from customer deposits which increased $1,410,000 over our 2006 year end. This is a traditional increase for us as our beet programs ran in the first quarter and we offer discounts to our customers for making down payments on their orders. We are working to settle the insurance claim for the building, inventory and assets that were destroyed in Monona, Iowa. We have currently recorded a loss on the assets of $334,000 due to the fire. We are also showing a receivable increase of $871,000 that relates directly to the expected insurance proceeds on the building. Accounts receivable are up $637,000 over our November year end balance. This increase is due to the sales of our blowers to OEM dealers in the last month of the quarter. Inventories increased $828,000. This increase is offset by the decrease in our accounts payable of $763,000, due to bringing in large quantities of steel for our upcoming building of sugar beet equipment.

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

ITEM 6. EXHIBITS

See Exhibit Index on page 15 of this report.


                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ART'S-WAY MANUFACTURING CO., INC.

   By: ___________________________   By: _________________________
       E.W. Muehlhausen	                 Carrie L. Majeski
       President                         Chief Financial Officer
       Date:______________________	 Date:____________________


                             Exhibits Index

10.1    Non-Employee Director's Stock Option Plan
31.1    Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2    Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1    Certification of Chief Executive Officer under 18 U.S.C. Section 1350.
32.2    Certification of Chief Financial Officer under 18 U.S.C. Section 1350.