Form 10QSB
period 2007-05-31
ARTS WAY MANUFACTURING CO INC
filed 2007-07-17
CIK 7623

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                   _________________________________

                             FORM 10-QSB

   (Mark One)

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended May 31, 2007

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

Number of common shares outstanding as of July 16, 2007: 1,978,176

Transitional Small Business Disclosure Format (check one): Yes _ No X



                    ARTS WAY MANUFACTURING CO., INC.
                  Consolidated Statements of Operations
                              Condensed

                             (Unaudited)

                           Three Months Ended             Year to Date
                          May 31,       May 31,	       May 31,       May 31,
                           2007	         2006           2007          2006
Net sales              $ 5,699,168   $ 4,111,729   $ 10,974,205   $ 8,413,817
Cost of goods sold       4,014,104     2,822,374      7,790,881     5,749,057
  Gross profit           1,685,064     1,289,355      3,183,324     2,664,760

Expenses:
  Engineering              135,021       108,858        214,109       199,898
  Selling                  220,704       192,978        453,051       385,237
  General and
   administrative          591,076       677,356      1,270,902     1,278,804
     Total expenses        946,801       979,192      1,938,062     1,863,939

Income from operations     738,263       310,163      1,245,262       800,821

Other income (expense):
   Interest expense        (72,240)      (99,969)      (178,211)     (182,311)
   Other                   171,264        24,822        353,953        41,458
     Total other expense    99,024       (75,147)       175,742      (140,853)

Income before income taxes 837,287       235,016      1,421,004       659,968
Income tax (benefit)       279,157        81,847        482,545       234,829
Net income               $ 558,130     $ 153,169      $ 938,459     $ 425,139

Net income per share:
   Basic                    $ 0.28        $ 0.08         $ 0.47        $ 0.22
   Diluted                    0.28          0.08           0.47          0.21

Common shares and
equivalent outstanding:
   Basic                 1,978,176     1,972,796      1,978,176     1,968,451
   Diluted               1,983,182     1,979,570      1,982,614     1,977,619

See accompanying notes to consolidated financial statements.


                   ARTS WAY MANUFACTURING CO., INC.
                     Consolidated Balance Sheets
                              Condensed
                                                     (Unaudited)
                                                          May        November
Assets                                                   2007	       2006
  Current assets:
    Cash                                            $ 2,334,020   $ 2,072,121
    Accounts receivable-customers, net of
     allowance for doubtful accounts of $102,288
     and $108,372 in May and November, respectively   2,279,406     2,313,290
    Inventories, net                                  8,250,974     5,998,175
    Profit in excess of billings                         67,202             0
    Deferred taxes                                      772,000       672,000
    Insurance Receivable                                982,506             0
    Other current assets                                180,448       163,114
       Total current assets                          14,866,556    11,218,700

   Property, plant, and equipment, net	              2,845,456     3,185,298
   Deferred taxes                                             0       100,000
   Other assets                                          94,438       110,240
       Total assets                                $ 17,806,450  $ 14,614,238

Liabilities and Stockholders Equity
   Current liabilities:
     Notes payable to bank                             $ 93,531           $ 0
     Current portion of term debt                       278,686       220,559
     Accounts payable                                 1,008,303       587,555
     Customer deposits                                2,111,411       424,205
     Billings in excess of cost and profit	        435,279        57,266
     Accrued expenses                                 1,067,582     1,427,658
       Total current liabilities                      4,994,792     2,717,243

     Deferred taxes                                     122,341             0
     Term debt, excluding current portion             3,703,485     3,852,372
        Total liabilities                             8,820,618     6,569,615
   Stockholders equity:
     Common stock $0.01 par value.  Authorized
       5,000,000 shares;	issued 1,978,176 and
       1,978,176 shares in 2007 and 2006                 19,782        19,782
     Additional paid-in capital                       1,768,447     1,765,697
     Retained earnings                                7,197,603     6,259,144
      Total stockholders equity                      8,985,832     8,044,623
      Total liabilities and stockholders equity   $ 17,806,450  $ 14,614,238

See accompanying notes to consolidated financial statements.


                   ARTS WAY MANUFACTURING CO., INC.
                 Consolidated Statements of Cash Flows
                              Condensed

                                                     (Unaudited)

                                                           Year to Date
                                                         May          May
                                                        2007         2006
Cash flows from operations:
  Net income                                          $ 938,459     $ 425,139
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Stock based compensation                              2,750         2,638
    (Gain) Loss on sale of property, plant, and
      equipment	                                       (698,884)      (16,238)
    Depreciation and amortization                       169,594       132,266
    Deferred income taxes                               122,341       123,000
  Changes in assets and liabilities
    (Increase) decrease in:
      Accounts receivable                                33,884      (689,170)
      Inventories                                    (2,323,004)     (976,780)
      Other current assets                              (17,334)      (44,994)
      Other, net                                         15,802        (3,698)
    Increase (decrease) in:
      Accounts payable                                  420,748       168,940
      Contracts in progress, net                        (68,564)            0
      Customer deposits                               1,687,206     1,033,180
      Accrued expenses                                 (360,076)      213,437
  Net cash provided by operating activities             (77,078)      367,720

Cash flows from investing activities:
   Purchases of property, plant, and equipment         (163,793)     (712,427)
   Proceeds from insurance recoveries                   499,999             0
   Proceeds from sale of property, plant, and equipment       0        82,689
     Net cash (used in) investing activities            336,206      (629,738)

Cash flows from financing activities:
   Net change in line of credit	                         93,531             0
   Payments of notes payable to bank                    (90,760)      (91,133)
   Loan Origination Fee Paid                                  0       (27,070)
   Proceeds from term debt                                    0     1,500,000
   Proceeds from the exercise of stock options                0        23,200
     Net cash provided by (used in) financing activities  2,771     1,404,997

Net increase/(decrease) in cash                         261,899     1,142,979
Cash at beginning of period                           2,072,121     1,198,238
Cash at end of period                               $ 2,334,020   $ 2,341,217

Supplemental disclosures of cash flow information:
   Cash paid/(received) during the period for:
     Interest                                         $ 208,308     $ 169,569
     Income taxes                                       685,779        24,100

Supplemental disclosures of noncash investing activities:
   Proceeds from insurance recoveries                 $ 499,999           $ 0
   Insurance recoveries receivable                      982,506             0

   Net book value of assets destroyed
     Property, plant and equipment                     (334,041)            0
     Cost incurred on contracts in progress            (379,375)            0
     Inventories                                        (70,205)            0
     Gain on insurance recovery                       $ 698,884           $ 0

See accompanying notes to consolidated financial statements.



                   ART'S WAY MANUFACTURING CO., INC.

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Statement Presentation

     The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2006. The results of operations for the six months ended May 31, 2007 are not necessarily indicative of the results for the fiscal year ending November 30, 2007.

2.   INVENTORIES

     Major classes of inventory are:
                                        May 31,        November 30,
                                         2007	          2006
     Raw material                    $ 5,809,645       $ 3,260,897
     Work-in-process                     699,342           981,979
     Finished goods                    3,001,814         2,886,860
       Total                         $ 9,510,801       $ 7,129,736
     Less reserves                     1,259,827         1,131,561
       Inventories                   $ 8,250,974       $ 5,998,175

3.   ACCRUED EXPENSES

     Major components of accrued expenses are:
                                        May 31,        November 30,
                                         2007	          2006
     Salaries, wages and commissions  $ 495,983        $ 464,609
     Accrued warranty expense           253,853          230,740
     Income tax                          31,141	         356,712
     Other                              286,605          375,597
       Total                        $ 1,067,582      $ 1,427,658

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

     Changes in the Company's product warranty liability for the three and six months ended May 31, 2007 and 2006 are as follows:

                              Three Months Ended        Six Months Ended
                             May 31,       May31,      May 31,      May31,
                              2007          2006	2007         2006
     Balance, beginning	    $221,089      $84,440     $230,740     $131,832
     Settlements made in
       cash or in-kind       (11,125)     (36,906)    (118,819)    (147,319)
     Warranties issued        43,889      119,953      141,932      182,974
     Balance, ending        $253,853     $167,487     $253,853     $167,487


5.   LOAN AND CREDIT AGREEMENTS

     The Company has a revolving line of credit for $3,500,000 with advances funding the working capital, letter of credit and corporate credit card needs that will mature on April 30, 2008. The interest rate is West Bank's prime interest rate, adjusted daily. Monthly interest only payments are required and the unpaid principal is due on the maturity date. Collateral consists of a first position on assets owned by the Company including, but not limited to inventories, accounts receivable, machinery and equipment. As of May 31, 2007 and 2006, the Company had borrowed approximately $94,000 and $0, respectively. Total amount available for borrowing at May 31, 2007 was $3,406,000. Other terms and conditions of the debt with West Bank include providing monthly internally prepared financial reports including accounts receivable aging schedules and borrowing base certificates and year-end audited financial statements. The borrowing base shall limit advances from line of credit to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and 50% of work-in-process inventory plus 40% of appraisal value of machinery and equipment.

     J. Ward McConnell, Jr. was required to personally guarantee the debt with West Bank on an unlimited and unconditional basis. The guarantee of the term debt shall be reduced after the first three years to a percentage representing his ownership of the Company. Mr. McConnell's guarantee shall be removed from the term debt in the event that his ownership interest in the Company is reduced to a level less than 20% after the first three years of the loan. The Company compensates Mr. McConnell for his personal guarantee at an annual percentage rate of 2% of the outstanding balance to be paid monthly. Guarantee fee payments to Mr. McConnell were approximately $30,000 and $31,000, for the six months ended May 31, 2007, and 2006, respectively.

     A summary of the Company's term debt is as follows:

                                            May 31,       November 30,
                                             2007             2006
     West Bank loan payable in monthly
     installments of $17,776 including
     interest at Bank's prime rate plus
     1.5%, due March 31, 2023 (A) (B)    $ 1,682,057      $ 1,701,843

     West Bank loan payable in monthly
     installments of $10,000 including
     interest at Bank's prime rate plus
     1.5%, due March 31, 2015 (A) (B)      $ 922,532        $ 943,034

     West Bank loan payable in monthly
     installments of $22,063 including
     interest at Bank's prime rate plus
     1.0% due April 2016                  $1,377,582	   $1,428,054

           Total term debt               $ 3,982,171      $ 4,072,931

     Less current portion of term debt     $ 278,686        $ 220,559

           Term debt, excluding current
             portion                     $ 3,703,485      $ 3,852,372

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

     On June 7th, 2007 the Company restructured its long-term debt with West Bank. The Company will now have one loan for $4,100,000. The loan matures on May 1, 2017 and bears interest at the U.S. daily 5-year treasury index (presently 4.16%) plus 2.75 bps fixed for 5 years and ten adjusted to the prevailing same index and margin on the sixth anniversary of the loan for the balance of the term. For the first five years the interest is capped at 7.25%. Monthly principal and interest payments in the amount of $42,500 are required compared to $50,000 with the previous three loans. The new loan will not be guaranteed by the USDA or by Mr. McConnell.

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

7.   STOCK OPTION PLANS

     On January 25, 2007 the Board of Directors adopted the 2007 Non-Employee Directors' Stock Option Plan. Options will be granted to non-employee directors to purchase shares of common stock of the Company at a price not less than fair market value at the date the options are granted. Non-employee directors are automatically or initially granted options to purchase 1,000 shares of common stock annually upon their election to the Board, which are automatically vested. Options granted are nonqualified stock options. The option price and terms are set by the Compensation Committee of the Board of Directors of the Company.

     On February 5, 2007 the Board of Directors adopted the 2007 Employee Stock Option Plan which was approved by the stockholders at the Annual Stockholders' Meeting on April 26, 2007.

8.   SUBSEQUENT EVENTS

     On June 26, 2007 the Company announced that they had signed a letter of intent with Miller - St. Nazianz, Inc. The letter of intent calls for Miller - St. Nazianz to sell to Art's-Way Manufacturing Co., Inc. portions of its Miller Pro product offerings, specifically the hay and forage lines. The sale is to include all inventories, tooling and other proprietary rights of these products. Closing is scheduled before the next selling season in September. It is the intent of the Company to move the production of the Miller lines to its Armstrong, Iowa location where it produces its other agricultural equipment.

9.   SEGMENT INFORMATION

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

     There are three reportable segments: agricultural products, pressurized vessels and modular buildings. The agricultural products segment fabricates and sells farming products as well as replacement parts for these products in the United States and worldwide. Export sales year to date amounted to $460,000 and $0 in 2007 and 2006 respectively. The pressurized vessel segment produces pressurized tanks. The modular building segment produces modular buildings for animal containment and various laboratory uses.

     The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Management evaluates the performance of each segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses.

     Approximate financial information with respect to the reportable segments is as follows. The agricultural products, pressurized vessels, and modular building segment information are for the three and six months ended May 31, 2007 and May 31, 2006.

                            Three Months Ended May 31, 2007

                                  Agricultural Pressurized Modular Consolidated
                                     Products    Vessels  Buildings
     Revenue from external customers 3,102,000  1,203,000  1,394,000  5,699,000
     Income from operations             98,000    320,000    320,000    738,000
     Income before tax                  93,000    298,000    446,000    837,000
     Segment profit                     67,000    197,000    294,000    558,000
     Total Assets                   13,031,000  2,098,000  2,677,000 17,806,000
     Capital expenditures               71,000     11,000     11,000     93,000
     Depreciation                       69,000     13,000     12,000     94,000


                            Three Months Ended May 31, 2006

                                  Agricultural Pressurized Modular Consolidated
                                     Products    Vessels  Buildings
     Revenue from external customers 3,301,000    811,000          0  4,112,000
     Income from operations            106,000    204,000          0    310,000
     Income before tax	                24,000    211,000          0    235,000
     Segment profit                     22,000    131,000          0    153,000
     Total Assets                   13,343,000  1,715,000          0 15,058,000
     Capital expenditures              361,000     17,000          0    378,000
     Depreciation                       69,000     10,000          0     79,000


                            Six Months Ended May 31, 2007

                                  Agricultural Pressurized Modular Consolidated
                                     Products    Vessels  Buildings
     Revenue from external customers 6,374,000	2,254,000  2,346,000 10,974,000
     Income from operations            386,000    530,000    329,000  1,245,000
     Income before tax                 329,000    486,000    606,000  1,421,000
     Segment profit                    217,000    322,000    400,000    939,000
     Total Assets                   13,031,000  2,098,000  2,677,000 17,806,000
     Capital expenditures              116,000     17,000     31,000    164,000
     Depreciation                      129,000     25,000     16,000    170,000


                            Six Months Ended May 31, 2006

                                  Agricultural Pressurized Modular Consolidated
                                     Products    Vessels  Buildings
     Revenue from external customers 6,929,000  1,485,000          0  8,414,000
     Income from operations            584,000    217,000          0    801,000
     Income before tax                 433,000    227,000          0    660,000
     Segment profit                    284,000    141,000          0    425,000
     Total Assets                   13,343,000	1,715,000          0 15,058,000
     Capital expenditures              681,000     31,000          0    712,000
     Depreciation                      111,000     21,000          0    132,000



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

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

(i)  Critical Accounting Policies

     Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of May 31, 2007 have remained unchanged from November 30, 2006. These policies involve revenue recognition, inventory valuation and income taxes. Disclosure of these critical accounting policies is incorporated by reference under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" in our Annual Report on Form 10-KSB for the year ended November 30, 2006.

(ii) Results of Operations

     Our consolidated net sales for the six months ended were $10,974,000, representing a 30% increase compared to the same period one year ago. A majority of this increase was due to the inclusion of Art's-Way Scientific, Inc., net sales of $2,346,000, for the six months just ended. Art's-Way Scientific, Inc. was acquired in August of 2006 and therefore was not included in last year's six months results. Art's-Way Manufacturing had revenues totaling $6,374,000 for the six months, compared to $6,929,000 for the same period in 2006. This decrease was due to a reduction in sales to our OEM dealers for blowers. Art's-Way Vessels had revenues totaling $2,254,000 for the six months ended, compared to $1,485,000 for the same period in 2006. Art's-Way Vessels has succeeded in increasing sales since the acquisition date through on time delivery of a quality product, to new and existing customers.

     Consolidated gross profit increased during the quarter to 30% compared to 28% in the first quarter. Year to date gross profit is 29% compared to 32% in 2006. When we purchased Art's-Way Scientific we also purchased their backlog and had to honor pricing from the prior owners. Art's-Way Scientific's gross profit was 20% for the first quarter of 2007, year to date, gross profit has increased to 28%. Art's-Way Manufacturing's gross profit was 28% while Art's-Way Vessel's was 34% year to date.

     Operating expenses for the quarter decreased $32,000 compared to 2006. As a percent of sales, operating expenses decreased by seven percentage points- 17% in 2007 compared to 24% in 2006. Year to date operating expenses are 18% compared to 22% in 2006. Art's-Way Manufacturing's year to date operating expense as a percentage of sales was 22%, Art's-Way Vessel 11% and Art's-Way Scientific was 14%.

     General and administrative expenses for the quarter decreased $86,000 as compared to 2006. Year to date general and administrative expenses as a percentage of sales was 12% compared to 15% in 2006.

     Engineering expenses are up $26,000 for the quarter compared to the same quarter in 2006. As a percent of year to date sales, engineering expenses remain consistent at 2% for both 2007 and 2006.

     Selling expenses were up for the quarter by $28,000 compared to the same quarter in 2006. As a percent of sales, year to date selling expenses are 4% compared to 5% in 2006.

     Interest expense year to date remains consistent. Other income increased by $312,000 in 2007 compared to 2006 as a result of our accounting for the fire and insurance recoveries in Monona, Iowa.

     As previously disclosed on January 16th, 2007, one of our buildings in Monona, Iowa, was completely destroyed by fire. The building housed the production and offices for Art's-Way Scientific. The 36,000 square foot building was a stick built structure with steel siding. We were insured for the loss of the building, its contents as well as the disruption in business. We are currently working with our insurance company to settle the claim. At this time we have received $500,000 towards the claim and we have booked a receivable for the estimated loss of the building of $983,000. We have incurred costs in excess of $900,000 related to the fire, including $334,000 in losses of fixed assets. We are currently working from one of our other buildings in Monona, Iowa. We have started construction on our replacement building. The new building will be located in Monona on the same site as the building that was destroyed. It is our intent to be in a new building by September 2007. We continue to manufacture buildings and have not lost any orders to date.

     The order backlog as of May 31, 2007 is $12,105,000 compared to $5,790,000 one year ago. Art's-Way Manufacturing's order backlog as of May is $4,325,000 compared to $3,099,000 in 2006, Art's-Way Vessels backlog is $1,682,000 compared to $2,691,000 in 2006, and Art's-Way Scientific's backlog is $6,097,000.

(iii) Liquidity and Capital Resources

     Our main source of funds year to date came from customer deposits which increased $1,687,000 over our 2006 year end. This is a traditional increase for us as our beet programs runs in the first quarter and we offer discounts to our customers for making down payments on their orders. We are working to settle the insurance claim for the building, inventory and assets that were destroyed in Monona, Iowa. We have currently recorded a gain of $699,000 as the result of the difference between anticipated fire insurance proceeds and the net book value of assets destroyed in the fire. We are also showing proceeds from insurance recoveries of $500,000 that relates directly to the expected insurance proceeds on the building. Inventories increased $2,253,000. We have bought in large quantities of steel for our current build of sugar beet equipment.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At our annual meeting of stockholders held April 26, 2007, the following individuals were elected to our Board of Directors to hold office until the next annual meeting or until their successors are elected and qualified, with the following votes in favor of election:

                                      FOR             WITHHELD
        David R. Castle            1,918,858           20,323
        Fred W. Krahmer            1,918,458           20,323
        James Lynch                1,918,458           20,323
        Douglas McClellan          1,918,458           20,323
        J. Ward McConnell, Jr.     1,918,458           20,323
        Marc H. McConnell          1,918,458           20,323
        Thomas E. Buffamante       1,918,458           20,323

    The stockholders ratified the selection of Eide Bailly, LLP as independent public accountants for the year ending November 30, 2007.

             Total number of shares voted in favor: 1,934,194
             Total number of shares voted against: 2,501
             Total number of abstentions: 2,086
             Total number of broker non-votes: 0

    The stockholders also approved the adoption of the Art's-Way
    Manufacturing Co., Inc. 2007 Stock Option Plan.

             Total number of shares voted in favor: 1,050,206
             Total number of shares voted against: 54,980
             Total number of abstentions: 3,066
             Total number of broker non-votes: 830,529

ITEM 6. EXHIBITS

    See Exhibit Index on page 15 of this report.



                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ART'S-WAY MANUFACTURING CO., INC.

By: ___________________________	      By: _____________________________
    E.W. Muehlhausen                      Carrie L. Majeski
    President                             Chief Financial Officer
    Date:______________________	          Date:________________________



                            Exhibits Index

31.1    Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1    Certification of Chief Executive Officer under 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer under 18 U.S.C. Section 1350.