Form 10QSB
period 2007-08-31
ARTS WAY MANUFACTURING CO INC
filed 2007-10-15
CIK 7623

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                   _________________________________

                           FORM 10-QSB

      (Mark One)

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2007

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

Number of common shares outstanding as of October 12, 2007: 1,978,176

Transitional Small Business Disclosure Format (check one): Yes _ No X




                   ARTS-WAY MANUFACTURING CO., INC.
                 Consolidated Statements of Operations
                             Condensed

                                (Unaudited)
                             Three Months Ended	           Year to Date
                         August 31,     August 31,    August 31,    August 31,
                            2007          2006           2007          2006

   Net sales            $ 8,191,523   $ 6,056,267   $ 19,165,728  $ 14,470,084
   Cost of goods sold     5,410,688     4,655,972     13,201,569    10,405,029
   Gross profit           2,780,835     1,400,295      5,964,159     4,065,055

 Expenses:
   Engineering               59,401       101,263        273,510       301,161
   Selling                  297,522       217,684        750,573       602,921
   General and
    administrative          575,348       665,461      1,846,250     1,944,265
 Total expenses             932,271       984,408      2,870,333     2,848,347
 Income from operations   1,848,564       415,887      3,093,826     1,216,708
 Other income (expense):
   Interest expense        (154,440)     (112,446)      (332,651)     (294,757)
   Other                   (177,309)       30,412        176,644        71,870
 Total other expense       (331,749)      (82,034)      (156,007)     (222,887)
  Income before
    income taxes          1,516,815       333,853      2,937,819       993,821
  Income tax (benefit)      586,767       153,488      1,069,312       388,317
    Net income            $ 930,048     $ 180,365    $ 1,868,507     $ 605,504

    Net income per share:
       Basic                 $ 0.47        $ 0.09         $ 0.94        $ 0.31
       Diluted                 0.47          0.09           0.94          0.31

    Common shares and equivalent outstanding:
       Basic              1,978,176     1,973,176      1,978,176     1,970,037
       Diluted            1,987,952     1,979,701      1,983,425     1,978,092

See accompanying notes to consolidated financial statements.


                     ARTS-WAY MANUFACTURING CO., INC.
                        Consolidated Balance Sheets
                                 Condensed

                                                      (Unaudited)
                                                        August       November
Assets	                                                 2007          2006
 Current assets:
   Cash                                              $ 2,240,304   $ 2,072,121
   Accounts receivable-customers, net of
    allowance for doubtful accounts of
    $136,296 and $108,372 in August and
    November, respectively                             2,734,917     2,313,290
   Inventories, net                                    7,489,817     5,998,175
   Profit in excess of billings                          137,770             0
   Deferred taxes                                        728,599       672,000
   Insurance Receivable                                  248,872             0
   Other current assets                                  193,716       163,114
     Total current assets                             13,773,995    11,218,700

  Property, plant, and equipment, net                  3,871,545     3,185,298
  Deferred taxes                                               0       100,000
  Other assets                                                 0       110,240
    Total assets                                    $ 17,645,540  $ 14,614,238

Liabilities and Stockholders Equity
 Current liabilities:
   Notes payable to bank                               $ 390,531           $ 0
   Current portion of term debt                          222,948       220,559
   Accounts payable                                      867,890       587,555
   Customer deposits                                     282,552       424,205
   Billings in excess of cost and profit                 350,821        57,266
   Accrued expenses                                    1,640,157     1,427,658
    Total current liabilities                          3,754,899     2,717,243

   Deferred taxes                                        111,948             0
   Term debt, excluding current portion                3,822,797     3,852,372
     Total liabilities                                 7,689,644     6,569,615

 Stockholders equity:
   Common stock $0.01 par value. Authorized
    5,000,000 shares; issued 1,978,176 and
    1,978,176 shares in 2007 and 2006                     19,782        19,782
   Additional paid-in capital                          1,808,463     1,765,697
   Retained earnings                                   8,127,651     6,259,144
    Total stockholders equity                          9,955,896     8,044,623
    Total liabilities and stockholders equity       $ 17,645,540  $ 14,614,238

 See accompanying notes to consolidated financial statements.


                     ARTS-WAY MANUFACTURING CO., INC.
                   Consolidated Statements of Cash Flows
                                 Condensed
                                (Unaudited)

                                                           Year to Date
                                                        August	       August
                                                         2007           2006
Cash flows from operations:
 Net income                                          $ 1,868,507     $ 605,504
  Adjustments to reconcile net income
    to net cash provided by operating activities:
   Stock based compensation                               42,766         4,020
  (Gain) Loss on sale of property, plant, and equipment (329,258)      (41,048)
   Depreciation and amortization                         244,112       222,901
   Fire loss of operating supplies                      (364,409)            0
   Deferred income taxes                                 155,349       132,000
   Other net                                             110,240           863
Changes in assets and liabilities
 (Increase) decrease in:
   Accounts receivable                                  (421,627)     (718,595)
   Inventories                                        (1,561,847)      508,017
   Other current assets                                  (30,602)      (13,987)
 Increase (decrease) in:
   Accounts payable                                      280,335       168,950
   Contracts in progress, net                           (223,590)            0
   Customer deposits                                    (141,653)     (406,808)
   Accrued expenses                                      212,499       502,080
     Net cash provided by operating activities          (159,178)      963,897

Cash flows from investing activities:
   Purchases of property, plant, and equipment        (1,269,618)     (743,522)
   Proceeds from insurance recoveries                  1,233,633             0
   Purchases of assets of Tech Space, Inc.                     0    (1,137,606)
   Proceeds from sale of property, plant, and equipment        0       132,089
      Net cash (used in) investing activities            (35,985)   (1,749,039)

Cash flows from financing activities:
   Net change in line of credit                          390,531             0
   Payments of notes payable to bank                     (27,185)     (158,275)
   Loan Origination Fee Paid                                   0       (27,070)
   Proceeds from term debt                                     0     1,500,000
   Proceeds from the exercise of stock options                 0        23,200
     Net cash provided by (used in) financing activities 363,346     1,337,855

 Net increase/(decrease) in cash                         168,183       552,713
   Cash at beginning of period	                       2,072,121     1,198,238
   Cash at end of period                             $ 2,240,304   $ 1,750,951

Supplemental disclosures of cash flow information:
  Cash paid/(received) during the period for:
   Interest                                            $ 330,534     $ 294,758
   Income taxes                                          863,129        25,217

Supplemental disclosures of noncash investing activities:
   Proceeds from insurance recoveries                $ 1,233,633           $ 0
   Insurance recoveries receivable                       248,872             0
   Net book value of assets destroyed
     Property, plant and equipment                      (339,258)            0
   Cost incurred on contracts in progress               (379,375)            0
   Cost incurred for plant supplies                     (364,409)            0
   Inventories                                           (70,205)            0
   Gain on insurance recovery                          $ 329,258           $ 0

Supplemental schedule of investing activities:
   Tech Space Inc. acquisition:
     Accounts Receivable                                     $ 0     $ 325,825
     Inventories                                               0       447,639
     Property, plant and equipment                             0       678,395
     Customer deposits                                         0      (314,253)
       Cash paid                                             $ 0   $ 1,137,606

Noncash financing activity:
   Refinanced existing debt with West Bank           $ 4,100,000           $ 0

See accompanying notes to consolidated financial statements.



                 ART'S-WAY MANUFACTURING CO., INC.

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                          (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Statement Presentation

     The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2006. The results of operations for the nine months ended August 31, 2007 are not necessarily indicative of the results for the fiscal year ending November 30, 2007.

2.   INVENTORIES

     Major classes of inventory are:
                                 	August 31, 	November 30,
                                          2007              2006
        Raw material                  $ 4,658,678       $ 3,260,897
        Work-in-process                   938,510           981,979
        Finished goods                  2,934,714         2,886,860
          Total	                      $ 8,531,902       $ 7,129,736
        Less reserves                   1,042,085         1,131,561
          Inventories                 $ 7,489,817       $ 5,998,175

3.   ACCRUED EXPENSES

     Major components of accrued expenses are:

                                  	August 31, 	November 30,
                                          2007              2006
        Salaries, wages and commissions	$ 546,553         $ 464,609
        Accrued warranty expense          362,531           230,740
        Income tax                        407,546           356,712
        Other                             323,527           375,597
          Total                       $ 1,640,157       $ 1,427,658

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

     Changes in the Company's product warranty liability for the three and nine months ended August 31, 2007 and 2006 are as follows:

                           Three Months Ended      Nine Months Ended
                            Aug 31,    Aug31, 	   Aug 31,    Aug 31,
                             2007       2006        2007       2006
     Balance, beginning    $253,853   $167,487    $230,740   $131,832
     Settlements made in
         cash or in-kind     58,112    (76,898)    (60,707)  (224,216)
     Warranties issued       50,566    144,098     192,498    327,071
     Balance, ending       $362,531   $234,687    $362,531   $234,687

5.   LOAN AND CREDIT AGREEMENTS

     The Company has a revolving line of credit for $3,500,000 with advances funding the working capital, letter of credit and corporate credit card needs that will mature on April 30, 2008. The interest rate is West Bank's prime interest rate, adjusted daily. Monthly interest only payments are required and the unpaid principal is due on the maturity date. Collateral consists of a first position on assets owned by the Company including, but not limited to inventories, accounts receivable, machinery and equipment. As of August 31, 2007 and 2006, the Company had borrowed approximately $391,000 and $0, respectively. Total amount available for borrowing at August 31, 2007 was $3,109,000. Other terms and conditions of the debt with West Bank include providing monthly internally prepared financial reports including accounts receivable aging schedules and borrowing base certificates and year-end audited financial statements. The borrowing base shall limit advances from line of credit to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and 50% of workin-process inventory plus 40% of appraisal value of machinery and equipment.

     On June 7th, 2007 the Company restructured its long-term debt with West Bank. The Company now has one loan for $4,100,000. The loan matures on May 1, 2017 and bears interest at the U.S. daily 5-year treasury index (presently 4.16%) plus 2.75 bps fixed for 5 years and then adjusted to the prevailing same index and margin on the sixth anniversary of the loan for the balance of the term. For the first five years the interest is capped at 7.25%. Monthly principal and interest payments in the amount of $42,500 are required compared to $50,000 with the previous three loans. The new loan is not required to be guaranteed by the USDA or by J. Ward McConnell, Jr.

     J. Ward McConnell, Jr. was required to personally guarantee the debt on the old loans with West Bank on an unlimited and unconditional basis. The guarantee of the term debt was reduced after the first three years to a percentage representing his ownership of the Company. Mr. McConnell's guarantee would have been removed from the term debt in the event that his ownership interest in the Company was reduced to a level less than 20% after the first three years of the loan. The Company compensated Mr. McConnell for his personal guarantee at an annual percentage rate of 2% of the outstanding balance to be paid monthly. Guarantee fee payments to Mr. McConnell were approximately $30,000 and $45,000, for the nine months ended August 31, 2007, and 2006, respectively.

     A summary of the Company's term debt is as follows:

                                              August 31,       November 30,
                                                2007               2006

     West Bank loan payable in monthly
     installments of $17,776 including
     interest at Bank's prime rate plus
     1.5%, due March 31, 2023 (A) (B)	            $ 0	        $ 1,701,843

     West Bank loan payable in monthly
     installments of $10,000 including
     interest at Bank's prime rate plus
     1.5%, due March 31, 2015 (A) (B)	            $ 0           $ 943,034

     West Bank loan payable in monthly
     installments of $22,063 including
     interest at Bank's prime rate plus
     1.0% due April 2016 (A) (B)                    $ 0          $1,428,054

     West Bank loan payable in monthly
     installments of $42,500 including
     interest at the U.S daily 5-year
     treasury index plus 2.75 bps fixed
     for 5 years and ten due May 1,
     2017 (B)                                $4,045,746                 $ 0

      Total term debt                       $ 4,045,746         $ 4,072,931

      Less current portion of term debt       $ 222,949           $ 220,559

     Term debt, excluding current portion   $ 3,822,797         $ 3,852,372

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

7.   STOCK OPTION PLANS

     On January 25, 2007 the Board of Directors adopted the 2007 Non-Employee Directors' Stock Option Plan. Options will be granted to non-employee directors to purchase shares of common stock of the Company at a price not less than fair market value at the date the options are granted. Non-employee directors are automatically granted options to purchase 1,000 shares of common stock annually or initially upon their election to the Board, which are automatically vested. Options granted are nonqualified stock options.

     On February 5, 2007 the Board of Directors adopted the 2007 Employee Stock Option Plan which was approved by the stockholders at the Annual Stockholders' Meeting on April 26, 2007.

8.   SUBSEQUENT EVENTS

     On June 26, 2007 the Company announced the signing of a letter of intent with Miller - St. Nazianz, Inc. The letter of intent calls for Miller - St. Nazianz to sell to Art's-Way Manufacturing Co., Inc. portions of its Miller Pro product offerings, specifically the hay and forage lines. The sale is to include all inventories, tooling and other proprietary rights of these products. On September 5th of 2007 the Company closed on the asset purchase agreement with Miller - St. Nazianz. The Company has moved the production of the Miller lines to its Armstrong, Iowa location where it produces its other agricultural equipment.

     On October 4, 2007 the Company's lease expired with Markee on the facility in Dubuque, Iowa. The Company has started construction on a new facility. The Company's new production facility for Art's-Way Vessels will be located in the same Industrial Park in Dubuque, Iowa. Construction is expected to be completed in January of 2008. The facility will be 25,000 square feet and is expected to cost approximately $1.500,000.

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

     There are three reportable segments: agricultural products, pressurized vessels and modular buildings. The agricultural products segment fabricates and sells farming products as well as replacement parts for these products in the United States and worldwide. Export sales year to date amounted to $1,059,824 and $457,584 in 2007 and 2006 respectively. The pressurized vessel segment produces pressurized tanks. The modular building segment produces modular buildings for animal containment and various laboratory uses.

     The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Management evaluates the performance of each segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses.

     Approximate financial information with respect to the reportable segments is as follows. The agricultural products, pressurized vessels, and modular building segment information are for the three and nine months ended August 31, 2007 and August 31, 2006.

                  Three Months Ended August 31, 2007
                                 Agricultural Pressurized Modular Consolidated
                                    Products    Vessels   Buildings

   Revenue from external customers  4,552,000  1,319,000  2,321,000  8,192,000
   Income from operations             943,000    286,000    620,000  1,849,000
   Income before tax                  679,000	 266,000    572,000  1,517,000
   Segment profit                     417,000    159,000    354,000    930,000
   Total Assets                    11,956,000  2,094,000  3,596,000 17,646,000
   Capital expenditures                34,000     55,000  1,017,000  1,106,000
   Depreciation                        60,000     14,000          0     74,000

                  Three Months Ended August 31, 2006
                                 Agricultural Pressurized  Modular Consolidated
                                    Products    Vessels   Buildings

   Revenue from external customers  4,804,000  1,151,000    101,000  6,056,000
   Income from operations             316,000    170,000    (70,000)   416,000
   Income before tax                  253,000    151,000    (70,000)   334,000
   Segment profit                     116,000    134,000    (70,000)   180,000
   Total Assets                    10,776,000  1,853,000  1,706,000 14,335,000
   Capital expenditures	               26,000      6,000          0     32,000
   Depreciation                        68,000     17,000      6,000     91,000

                  Nine Months Ended August 31, 2007
                                Agricultural Pressurized  Modular Consolidated
                                    Products    Vessels   Buildings
   Revenue from external customers 10,927,000  3,573,000  4,666,000 19,166,000
   Income from operations           1,329,000    816,000    949,000  3,094,000
   Income before tax                1,008,000    752,000  1,178,000  2,938,000
   Segment profit                     634,000    481,000    754,000  1,869,000
   Total Assets                    11,956,000  2,094,000  3,596,000 17,646,000
   Capital expenditures               150,000     72,000  1,048,000  1,270,000
   Depreciation                       189,000     39,000     16,000    244,000

                  Nine Months Ended August 31, 2006
                                Agricultural Pressurized  Modular Consolidated
                                    Products    Vessels   Buildings
   Revenue from external customers 11,733,000  2,636,000    101,000 14,470,000
   Income from operations             900,000    387,000    (70,000) 1,217,000
   Income before tax                  686,000    378,000    (70,000)   994,000
   Segment profit                     401,000    275,000    (70,000)   606,000
   Total Assets                    10,776,000  1,853,000  1,706,000 14,335,000
   Capital expenditures               707,000     37,000          0    744,000
   Depreciation                       179,000     38,000      6,000    223,000

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

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

(i)  Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of August 31, 2007 have remained unchanged from November 30, 2006. These policies involve revenue recognition, inventory valuation and income taxes. Disclosure of these critical accounting policies is incorporated by reference under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation" in our Annual Report on Form 10-KSB for the year ended November 30, 2006.

(ii)  Results of Operations

Our consolidated net sales for the nine months ended were $19,166,000, representing a 32% increase compared to the same period one year ago. A majority of this increase was due to the inclusion of Art's-Way Scientific, Inc., net sales of $4,666,000, for the nine months just ended. Art's-Way Scientific, Inc. was acquired in August of 2006 and therefore only included $101,000 of year to date sales for 2006. Art's-Way Manufacturing had revenues totaling $10,926,000 for the nine months just ended, compared to $11,733,000 for the same period in 2006. This decrease was due to a reduction in sales to our OEM dealers for blowers as well as our delivery schedule for beet equipment being later than last year pushing some of our beet equipment sales into the fourth quarter. Art's-Way Vessels had revenues totaling $3,573,000 for the nine months just ended, compared to $2,636,000 for the same period in 2006. Art's-Way Vessels has succeeded in increasing sales since the acquisition date through on time delivery of a quality product, to new and existing customers.

Consolidated gross profit increased during the quarter to 34% compared to 23% in 2006. Year to date gross profit is 31% compared to 28% in 2006. When we purchased Art's-Way Scientific we also purchased their backlog and had to honor pricing from the prior owners. Art's-Way Scientific's gross profit was 20% for the first quarter of 2007, year to date, gross profit has increased to 29%. Art's-Way Manufacturing's gross profit was 30% while Art's-Way Vessel's was 34% year to date.

Operating expenses for the quarter decreased $52,000 compared to 2006. As a percent of sales, operating expenses decreased by five percentage points- 11% in 2007 compared to 16% in 2006. Year to date operating expenses are 15% compared to 20% in 2006. Art's-Way Manufacturing's year to date operating expense as a percentage of sales was 19%, Art's-Way Vessel 11% and Art's-Way Scientific was 9%.

General and administrative expenses for the quarter decreased $90,000 as compared to 2006. Year to date general and administrative expenses as a percentage of sales was 10% compared to 13% in 2006.

Engineering expenses are down $42,000 for the quarter compared to the same quarter in 2006. As a percent of year to date sales, engineering expenses are down for 2.1% to 1.5%. We are currently looking for replacements for two engineers that left in June of 2007 for our engineering department.

Selling expenses were up for the quarter by $80,000 compared to the same quarter in 2006. However as a percent of sales, selling expenses are consistent for the quarter at 3.6%, as sales increase commission expense also increases. As a percent of sales, year to date selling expenses are 3.9% compared to 4.2% in 2006.

Interest expense quarter to date and year to date have increased due to the addition of $1,500,000 loan in the third quarter of 2006. Other income increased by $104,000 in 2007 compared to 2006. Of that increase, $312,000 is the result of our accounting for the fire and insurance recoveries in Monona, Iowa, offset by $200,000 additional expenses related to early payoff penalties and amortization costs on our loan refinancing package.

As previously disclosed on January 16th, 2007, one of our buildings in Monona, Iowa, was completely destroyed by fire. The building housed the production and offices for Art's-Way Scientific. The 36,000 square foot building was a stick built structure with steel siding. We were insured for the loss of the building, its contents as well as the disruption in business. We are currently working with our insurance company to settle the claim. At this time we have received $1,234,000 towards the claim and we have booked a receivable for the estimated loss of the building of $249,000. We have incurred costs in excess of $1,153,000 related to the fire, including $334,000 in losses of fixed assets. We are currently working from one of our other buildings in Monona, Iowa. We have started construction on our replacement building. The new building will be located in Monona on the same site as the building that was destroyed. It is our intent to be in a new building by October 31, 2007. We continue to manufacture buildings and have not lost any orders to date.

The consolidated order backlog as of October 2007 is $12,453,000 compared to $4,210,000 one year ago. Art's-Way Manufacturing's order backlog as of October is $2,773,000 compared to $980,000 in 2006. This backlog is due primarily to strong grinder sales as well as shredders for the 2007 season that have yet to ship. Art's-Way Vessels backlog is $417,000 compared to $1,894,000 in 2006. The difference in Vessel's backlog is due to a large blanket order with a major customer in 2006 that covered several months that has not been renewed. We were required to be out of our leased building on October 4. We have moved out of the leased building and will not be in our new facility until January of 2008. While we do expect to have some disruption in the fourth quarter of 2007 and into the first quarter of 2008, we expect it to have a minor impact on the consolidated result, as we have been able to cut expenses significantly. Art's-Way Scientific's backlog is $9,263,000 compared to $1,336,000 in 2006.

The Companies new production facility for Art's-Way Vessels will be located in the same Industrial Park in Dubuque, Iowa. Construction is expected to be completed in January of 2008. The facility will be 25,000 square feet and is expected to cost approximately $1.500,000. Art's-Way Vessels has lost a number of employees but is working on having a full staff by the time we move into the new facility in January.

(iii)  Liquidity and Capital Resources

Our main source of funds year to date came from net income of $1,869,000. We are working to settle the insurance claim for the building, inventory and assets that were destroyed in Monona, Iowa. We have currently recorded a gain of $694,000 as the result of the difference between anticipated fire insurance proceeds and the net book value of assets destroyed in the fire. We are also showing proceeds from insurance recoveries of $1,234,000 that relates directly to the expected insurance proceeds on the building. We have spent $1,270,000 on the purchase of property, plant and equipment. Of that $1,010,000 has been spent on our new replacement production facility that was lost in the fire. Another $55,000 was spent on our new production facility for Art's-Way Vessels. Inventories increased $1,562,000. We have bought in large quantities of steel for our current build of sugar beet equipment and shedders.

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

ART'S-WAY MANUFACTURING CO., INC.

By: ______________________________   By: ______________________________
    E.W. Muehlhausen                     Carrie L. Majeski
    President                            Chief Financial Officer
    Date:_________________________	 Date:_________________________



                           Exhibits Index

31.1   Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2   Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1   Certification of Chief Executive Officer under 18 U.S.C. Section 1350.
32.2   Certification of Chief Financial Officer under 18 U.S.C. Section 1350.