Form 10KSB
period 2007-11-30
ARTS WAY MANUFACTURING CO INC
filed 2008-02-20
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended November 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act.

Commission file number 0-5131

ART’S-WAY MANUFACTURING CO., INC.
(Name of small business issuer in its charter)

Delaware	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5556 Highway 9
Armstrong, Iowa 50514
(Address of principal executive offices)

(712) 864-3131
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Common stock $.01 par value

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

State issuer’s revenues for its most recent fiscal year. $25,517,750

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of a specified date written the past 60 days: The average bid and asked prices of our common stock were $27.50 and $28.99, respectively, on January 7, 2008.

As of January 4, 2008, there were 1,985,176 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2008 Annual Meeting of Stockholders to be filed within 120 days of November 30, 2007, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

Art’s-Way Manufacturing Co., Inc.
Index to Annual Report on Form 10-KSB

FORWARD LOOKING STATEMENTS

Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under “Item 1. DESCRIPTION OF BUSINESS;” “Item 2. “DESCRIPTION OF PROPERTY” and “Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS,” but they may appear in other sections as well.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report. We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1. DESCRIPTION OF BUSINESS.

General

Art’s-Way Manufacturing Co., Inc., a Delaware corporation, began operations as a farm equipment manufacturer in 1956. Since that time, we have become a major worldwide manufacturer of agricultural equipment. Our principal manufacturing plant is located in Armstrong, Iowa.

Art’s-Way Manufacturing manufactures farm equipment under our own and private labels. Art’s-Way Manufacturing has two wholly-owned operating subsidiaries. Art’s-Way Vessels manufactures pressure vessels and Art’s-Way Scientific manufactures modular buildings for various uses, commonly animal containment and research laboratories.

Art’s-Way Manufacturing manufactures a variety of specialized farm machinery under our own label, including: portable and stationary animal feed processing equipment and related attachments used to mill and mix feed grains into custom animal feed rations; a high bulk mixing wagon to mix animal feeds containing silage, hay and grain; a line of stalk shredders; sugar beet and potato harvesting equipment; and a line of land maintenance equipment, edible bean equipment, moldboard plows and grain drill equipment. We sell our labeled products through independent farm equipment dealers throughout the United States. In addition, we manufacture moldboard plows and supply hay blowers under an original equipment manufacturer (OEM) agreement with Case New Holland (CNH). Sales under our OEM agreement with CNH accounted for 7.6% of our consolidated sales for the fiscal year ended November 30, 2007.

Business of Our Subsidiaries

Business of Art’s-Way Vessels

Art’s-Way Vessels is an Iowa corporation with its principal place of business located in Dubuque, Iowa. Art’s-Way Vessels produces and sells pressurized vessels, both American Society of Mechanical Engineers (ASME) code and non-code. Art's-Way Vessels provides a combination of services as a manufacturer and supplier of steel vessels and steel containment systems. We build in carbon steel and stainless steel, ranging from atmospheric (0 PSI) storage vessels up to any PSI pressure rating required. We provide vessels ranging in size from 4-inches to 168-inches in diameter and in various lengths as our customers require. The vessels are primarily sold to manufacturing facilities that will use the vessel as a component part of their end product. We primarily serve the following industries: water treatment, air receivers, refineries, co-generation, chemical, petrochemical, storage tanks, agriculture, marine, refrigeration, hydropneumatic, heavy equipment, pharmaceuticals and mining. In addition to our role as a fabricator of vessels, we provide services including: custom CAD drawing, welding, interior linings and exterior finishing, passivation of stainless steel, hydrostatic and pneumatic testing, design, build and finishing of skids, installation of piping, non-destructive examination and heat treating.

Business of Art’s-Way Scientific

Art’s-Way Scientific is an Iowa corporation with its principal place of business located in Monona, Iowa.
Art’s-Way Scientific produces and sells modular buildings. The buildings are custom designed to meet the research needs of our customers. Buildings commonly produced range from basic swine buildings to complex containment research laboratories. In 2008, we plan to focus on providing research facilities for academic research institutions, government research and diagnostic centers, public health institutions and private research and pharmaceutical companies, as those are our primary market sectors. Art’s-Way Scientific provides services from start to finish by designing, manufacturing, delivering and installing our building units.

Material Asset Purchases

In October 2005, we purchased certain assets of Vessel Systems Inc., a manufacturer of pressurized tanks and vessels, located in Dubuque, Iowa. We purchased the inventory, fixed assets and accounts receivable, and we operate this new business through our wholly-owned subsidiary, Art’s-Way Vessels, Inc.

In August 2006, we purchased certain assets of Techspace, Inc., a manufacturer of modular laboratories, located in Monona, Iowa. We purchased the inventory, fixed assets and accounts receivable, and we operate this business through our wholly-owned subsidiary, Art’s-Way Scientific, Inc.

In September 2007, we purchased certain assets of Miller-St. Nazianz, Inc., specifically portions of its Miller Pro and Badger lines of agricultural products. These product lines are hay and forage lines, and our purchase generally included all customer lists, inventories, tooling and other proprietary rights to these product lines. Under the purchase agreement, Miller-St. Nazianz also granted us a license to use the Badger product line trademark in connection with the sale and production of the Badger product line which consists of forage boxes, forage blowers, running gears, dump boxes and options for any of those products. We can only use the Badger trademark on any of those products that we sell; any other products that are manufactured or marketed using the Badger trade name or trademark were not included in our asset purchase. We also purchased the entire Miller Pro product line except for pole-type sprayers marketed under the Miller Pro brand and products manufactured by Ziegler. The Miller Pro product line consists of forage boxes, receiver boxes, running gears and tires, forage blowers, dump boxes, rotary rakes, finger-wheel rakes, Miller produced hay-mergers and all “Hay Buddy” equipment and options for any of those products. In addition to purchasing rights to certain trade names and goodwill relating to those names, we purchased the Hay Buddy trademark, the Miller Pro trademark and a patent.

In addition, our purchase included all distribution agreements with manufacturers pertaining to the product lines. Further, the purchase agreement included all dealership agreements; as such, Miller Pro and Badger dealers are now Art’s-Way distributors. Currently, both names appear on the hay and forage products. We moved the production of the lines to our main manufacturing facility in Armstrong, Iowa, as the purchased lines were incorporated into our existing Art’s-Way Manufacturing business.

Miller-St. Nazianz and its President, John Miller, agreed to sign non-compete agreements in consideration for the purchase of the product lines. For a period of five years after the closing, Miller-St. Nazianz and Mr. Miller agreed not to compete with the products or activities of the purchased assets.

We will continue to seek acquisitions as they fit into our strategic plans and goals. At this time, however, we are not actively pursuing any material asset purchases outside of our current product lines, and no significant dispositions of assets are planned.

Our Principal Products

From our beginnings as a producer of portable grinder mixers, we have grown through developing several new products. Today, our products include an array of feed processing, forage blending, land management and sugar beet harvesting equipment. We also maintain a high volume of OEM work for the industry’s leading manufacturers. Our brand names include Art’s-Way, Peerless Rollermills, SupRaMix vertical tub mixer and Eversman land management equipment.

Grinder mixer line. The grinder mixer line represents our original product line. Our founder, Arthur Luscombe, designed the original PTO powered grinder-mixer prior to the company’s inception. The grinder mixer line was expanded to include doing OEM work for companies such as Case New Holland. Grinder mixers are used to grind grain and mix in proteins for animal feed. They have several agricultural applications, and are commonly used in livestock operations. Our grinder mixers have wide swing radiuses to allow users to reposition the discharge tube from one side of the tank to the other in one step. Our PM25 grinder mixer offers a 105-bushel tank with a 20-inch hammermill, and it was recently upgraded to our new 5105 grinder mixer model. Our 5165 grinder mixer is the largest in the industry, with a 165-bushel tank and a 26-inch hammermill.

Feed grain processing line. We offer stationary hammermills and rollermills. Our Cattle Maxx products offer consistent feed grain rations for beef and dairy operations and are available in 105-bushel and 165-bushel capacities. Harvesting leaves various amounts of extraneous materials that must be removed through processing the seeds. Hammermills are aggressive pre-cleaners that are designed to remove appendages, awns and other chaff from seeds by vigorously scraping the seed over and through the screen. The screen has holes that are big enough to let the seed pass through undamaged, but are small enough to catch and remove the appendages. Our rollermills roll the feed grain to minimize dust, and they fracture the outside hull to release the digestive juices more rapidly. Rolling feed provides more palatable and digestible feed for use in animal feeding operations.

Forage blending line. Our no-till drills are farm implements designed to plant seed and spread fertilizer in one operation and are generally used by farmers to plant or improve their pastures. Art’s-Way shredders assure maximum crop shredding and destroy insect habitats. The shredded crop material allows for faster decomposition and restores nutrients to the soil more quickly while providing ground cover to reduce wind and water erosion.

Land management line. Land planes are used to ensure even distribution of rainfall or irrigation by eliminating water pockets, furrows and implement scars in fields. Our land planes have a patented Art’s-Way floating hitch design. Our moldboard plows are designed to slice and invert the soil to leave a rough surface exposed, and they are primarily used on clean-tilled cropland with high amounts of crop residue. We offer pull-type graders to help our customers perform many tasks such as maintaining terraces and waterways, leveling ground, cleaning ditches and removing snow. The pull-type graders follow close to the back of a tractor for leveling uneven areas or for turning in smaller spaces. Because of the wide array of depths and widths available, our adjustable ditchers are ideal for digging irrigation or drainage channels. Optional models of our ditchers can be adjusted from inside the tractor for added convenience.

Sugar beet harvesting line. Our sugar beet defoliators and harvesters are innovative products in the industry because we continuously improve our products, both in reaction to customer requests and in anticipation of our customers’ needs. Our machines can do six, eight, or twelve rows at one time, and we were the first manufacturer to introduce a larger, 12-row harvester. We have obtained patents on certain components of our sugar beet harvesting line. Our sugar beet defoliators cut and remove the leaves of the sugar beets without damaging them, and the leaf particles are then incorporated back into the soil. Our sugar beet harvesters use digger wheels to lift the beets out of the ground.

Product Distribution and Markets

We distribute our products primarily through a network of approximately 1,650 U.S. and Canadian independent dealers whose customers require specialized agricultural machinery. We have sales representation in 47 states and seven Canadian provinces; however, many dealers sell only service parts for our products. The company’s dealers sell our products to various agricultural and commercial customers. We also maintain a local sales force in our Armstrong, Iowa facility to provide oversight services for our distribution network, communicate with end users and recruit and train dealers on the uses of our products. Our local service parts staff is available to help customers and dealers with their service parts needs.

We began exporting new products during the latter part of 2006, and we currently export products to six foreign countries. In July 2006, we exported our newly-designed sugar beet harvesters and defoliators. In September 2006, our first shipment of grinder mixers sold internationally left our Armstrong facility. At the Agritechnica 2007 exhibition in Germany, we met with prospective European distributors. We look forward to strengthening these relationships and developing new international markets as well.

Backlog. Our backlogs of orders vary on a daily basis. As of February 6, 2008, Art’s-Way Vessels had $100,699 of backlog, Art’s-Way Scientific had approximately $4,987,224 of backlog and Art’s-Way Manufacturing had a backlog of $10,318,226.  We expect that our order backlogs will continue to fluctuate as orders are received and filled.

Recent Product Developments

In November 2007, we introduced our 5105 and 5165 Grinder Mixers at the Agritechnica 2007 show in Hanover, Germany. Agritechnica is the world’s largest agricultural equipment exhibition. We featured the 5105 grinder mixer, which has a 105-bushel tank and a 20-inch hammermill. The 5105 model is an upgraded version of our PM25 grinder mixer. In addition, our portable, 165-bushel 5165 model was highlighted at the exhibition and is the largest grinder mixer in the industry.

During the 2005 sugar beet harvesting season, we field tested a new single pass defoliator and placed this product in production and in the field for the 2006 sugar beet harvest. This year, we upgraded the sugar beet defoliator to make it high-speed. The new high-speed defoliator is in production and went in the field for the 2007 harvest season. We also tested a new exportable sugar beet harvester in 2006. The export unit is designed off of our model 6812 but down-sized to fit in a cargo container for shipping. In July 2006, we exported our newly-designed sugar beet harvester and defoliator, and we exported units during our 2007 fiscal year as well.

Competition, Our Competitive Position and Strategies

Competition. The agricultural equipment industry is highly competitive. We compete with larger manufacturers and suppliers that have broader product offerings and significant resources at their disposal; however, we believe that our competitive strengths allow us to compete effectively in our market.

Management believes that grain and livestock producers, as well as those who provide services to grain and livestock operations, are the primary purchasers of agricultural equipment. Many factors influence a buyer’s choice for agricultural equipment. Any one or all factors may be determinative, but they include brand loyalty, the relationship with the company’s dealers, product quality and performance, product innovation, product availability, parts and warranty programs, price and customer service. While our larger competitors may have resources greater than ours, we believe we compete effectively in the farm equipment industry by serving smaller markets rather than directly competing with larger competitors across an extensive range of products.

We expect continued competition from Art’s-Way Scientific’s existing competitors as well as competition from new entrants into the modular building market. To some extent, we believe barriers to entry in the modular building industry limit the competition we face in the industry. Barriers to entry in the market consist primarily of access to capital, access to a qualified labor pool, and the bidding process that accompanies many jobs in the health and education markets. Despite these barriers, manufacturers who have a skilled work force and adequate production facilities could adapt their manufacturing facilities to produce modular structures. We expect that the threat of entry posed by other manufacturers is strongest during economic downturns in the manufacturing industry.

To continue sales growth in the pressurized vessel industry, Art’s-Way Vessels must offer quality tanks at competitive prices. The company believes that competition in the industry is intense. However, management believes our competitive strengths will allow us to compete effectively in the industry.

Competitive Strengths. The company believes that our competitive strengths include competitive pricing, product quality and performance, diversified revenues, a network of worldwide and domestic distributors and our strong market share for many of our products.

Art’s-Way Manufacturing caters to niche markets in the agricultural industry. We do not have a direct competitor that has the same product offerings that we do; instead, each of our product lines for Art’s-Way Manufacturing competes with similar products of many other manufacturers. Some of our product lines face greater competition than others, but we believe that our products are competitively priced with greater diversity than most competitor product lines. Other companies produce feed processing equipment, sugar beet harvesting and defoliating equipment, grinders, shredders and other products similar to ours; therefore, we focus on providing the best product available at a reasonable price. Overall, we believe our products are competitively priced with above average quality and performance, in a market where price, product performance and quality are principal elements.

Management believes that our purchase of the Miller Pro hay and forage product lines from Miller-St. Nazianz, Inc. benefited the company in a number of ways. We believe we will be able to capitalize on the use of the Miller Pro name and its popularity in the agricultural community. In addition, the asset purchase led to an increase in the number of dealers who sell our products, as the Miller Pro dealers continue to sell the Miller Pro products, but with the Art’s-Way Manufacturing name attached.

We believe our company has a diversified revenue base due to its various product lines and those of its subsidiaries, geography, and customer base. We have numerous product lines produced under our label and private labels. In addition, we provide after market service parts which are available to keep our branded and OEM-produced equipment operating to the satisfaction of the customer. Our subsidiaries produce and sell pressurized vessels and tanks and modular buildings, which allows us to have diversified revenues rather than solely relying on the agricultural machinery sector. We also have a diversified revenue base due to geography. We sell products to customers in the United States and six foreign countries through a network of approximately 1,650 independent dealers in the United States and Canada, as well as overseas dealers in the United Kingdom and Australia. Although we have a material license agreement with Case New Holland, no single customer or product class represented more than 10% of the company’s sales over the past two fiscal years.

We believe the main competitive strength of Art’s-Way Vessels is the company’s ability to provide products and services under one entity. Often, the services provided by Art’s-Way Vessels are handled by two or more of our competing suppliers. We have the ability to fabricate pressurized vessels to our customers’ specifications, and we also provide a variety of services before and after installation. Our high quality products and services save our customers time in an industry where time and quality are of utmost importance.

We believe the competitive strength of Art’s-Way Scientific is the company’s ability to design and produce high-tech modular buildings in a fraction of the time of conventional design/build firms. Conventional design/build construction may take two to five years, while our modular laboratories can be delivered in as little as six months. As one of the few companies in the industry to supply turnkey modular buildings and laboratories, the company manages to provide high quality buildings at reasonable prices to meet our customers’ time, flexibility and security expectations. No single customer or product class of Art’s-Way Scientific represented more than 10% of the company’s consolidated sales over the past two fiscal years.

Raw Materials, Principal Suppliers and Customers

Raw materials for Art’s-Way Manufacturing, Art’s-Way Vessels and Art’s-Way Scientific are acquired from domestic and foreign sources and normally are readily available. In the past, the lifter wheels used to manufacture our sugar beet harvesters were bought only from China. However, we have located domestic sources for lifter wheels and no longer import them solely from China.

We have an original equipment manufacturer (OEM) supplier agreement with Case New Holland (CNH). Under the OEM agreement, we have agreed to supply CNH’s requirements for certain feed processing and service parts, primarily blowers, under CNH’s label. The agreement has no minimum requirements and can be cancelled upon certain conditions. For the years ended November 30, 2007 and 2006, sales under the CNH label aggregated approximately 7.6% and 8% of consolidated sales, respectively, demonstrating CNH’s value as a major customer.

Intellectual Property

We maintain manufacturing rights on several products covering unique aspects of design and have trademarks covering product identification. We believe our trademarks and licenses help us to retain existing business and secure new relationships with customers. We currently have no pending applications for intellectual property rights.

We pay royalties for our use of certain manufacturing rights. We entered into a material OEM and royalty agreement on moldboard plows and hay blowers with Case New Holland (CNH) on September 30, 2003. Under the agreement, CNH sold us the license to manufacture, sell and distribute certain plow products designed by CNH and their replacement and component parts. We pay semi-annual royalty payments based on the invoiced price of each licensed product and service part we sell. The agreement with CNH ran through September 2006, but the agreement continues in force until terminated or cancelled. We have not terminated or cancelled the agreement as of November 30, 2007.

Research and Development Activities

Art’s-Way Manufacturing is continually engaged in research and development activities to improve and enhance our existing products. We perform research and development activities internally, and the cost of our research and development activities is not borne by our customers. Our research and development expenses are cyclical; in one year, they may be high, and then the next year we tend to see lower research and development expenses and an increase in production expenses as our new ideas are manufactured. Research and development expenses during our 2007 fiscal year accounted for $178,000 of our overall engineering expenses. For more information please see “Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS.”

Art’s-Way Vessels produces custom tanks and vessels that are manufactured in accordance with specifications provided by our customers. Similarly, Art’s-Way Scientific engineers modular buildings in accordance with customer specifications. Art’s-Way Vessels and Art’s-Way Scientific did not incur any research and development costs in 2007.

Government Relationships and Regulations; Environmental Compliance

Art’s-Way Scientific must design, manufacture and install its modular buildings in accordance with state building codes, and the company has been able to achieve the code standards in all instances. Except for building our modular buildings up to state building code standards, we currently do not do business with any local, state or federal government agencies that must approve our products.

We are subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of materials into the environment. In 2006, Art’s-Way Manufacturing completed the installation of a liquid paint system for our whole goods which significantly improved the quality of our paint, in terms of luster, hardness and longevity. The paint system is situated in a new location within the plant, and we redesigned our workflow to optimize productivity. We obtained the necessary permits that allowed us to change the paint system and we remain in compliance with all applicable laws and regulations. During our 2007 fiscal year, we expended $2,787 on environmental compliance.

Employees

During the fiscal year ended November 30, 2007, we employed 107 employees at Art’s-Way Manufacturing, five of whom were employed on a part-time basis. For the same period, we had 22 full-time employees and one part-time employee at Art’s-Way Vessels. In addition,Art’s-Way Scientific employed 35 employees, one of whom was a part-time employee. Employee levels fluctuate based upon the seasonality of the product line, and the numbers provided above represent our peak employment during our 2007 fiscal year. In addition, the number of employees at Art’s-Way Vessels decreased substantially following the expiration of our lease in Dubuque. See “Item 2. DESCRIPTION OF PROPERTY.”

Item 1A. RISK FACTORS.

Risks Related to Our Shares

Our stock is publicly traded, but the trading volume and price is subject to change and you may not be able to resell your shares on favorable terms. The bid price of our common stock ranged from $6.19 to $26.78 per share during our 2007 fiscal year. In our 2006 fiscal year, it ranged from $4.74 to $9.19 per share. Our stock price may fluctuate in response to the risk factors set forth below or in response to a number of other factors. These factors include variations in our financial results, recommendations made by analysts, stock performance of other companies and the general strength of the economy.

Future sales of our common stock may depress the market price of our common stock. Future sales of substantial amounts of our common stock could depress the prevailing market price and impair our ability to raise capital through additional sales of our securities. If we or our existing shareholders undertake to sell a significant amount of our stock in the public market, or if there is a public perception that these sales may occur, the market price of our stock could decline.

You may experience dilution due to the future issuance of additional shares of our common stock. As of January 4, 2008, we have 3,014,824 previously authorized and unissued shares of common stock, and 1,985,176 shares issued and outstanding. If we issue these shares in the future, it will result in dilution of the ownership interests of our current shareholders. In addition, we have additional shares available for grant under our 2007 Non-Employee Directors’ Stock Option Plan and 2007 Employee Stock Option Plan. Additional stock options or other compensation plans or amendments to our existing plans may be adopted. We may also issue additional shares of our common stock for other business purposes such as acquisitions or hiring of personnel, or we may choose to conduct a future private or public offering to raise additional capital. This would result in further dilution to our existing shareholders.

There is no assurance that we will declare dividends or have cash available to pay them. We do not declare and pay dividends on a consistent basis, and there is no guarantee that we will declare dividends in the future or that funds will be available for this purpose. Our declaration and payment of dividends is conditioned by the terms of our loan agreement and revolving line of credit agreement with West Bank. We may issue dividends without the permission of West Bank if we meet all of our financial covenants which include, but are not limited to, providing financial statements to the bank, maintaining our primary deposit accounts at West Bank and meeting certain financial performance ratios.

One of our shareholders owns a significant amount of our common stock, and his interests may conflict with those of our other shareholders. J. Ward McConnell, Jr., our Executive Chairman, owns approximately 40% of our outstanding common stock. As a result, he may be able to significantly influence the direction of our company, the election of our Board of Directors and any other matter requiring shareholder approval. His interests may conflict with the interests of our other shareholders.

Risks Related to Our Business

A downturn in the economy may negatively impact our results of operations and financial condition. The profitability and success of our business depends on the overall demand for our products. Our sales revenues are subject to general economic conditions. Consumers are generally less likely to purchase farm equipment, vessels or modular buildings during periods of economic uncertainty. Levels of interest rates also affect our customers’ buying decisions. A downturn in the general economy or the economy of a particular region containing a large part of our customer base could result in fewer customers purchasing our products and would adversely affect our financial results.

Our success depends on our ability to enhance our existing product lines through research and development. The long-term financial success of our business depends on our ability to introduce and market new products successfully, which requires significant expenditures on research and development, production and marketing. As we refine our existing products, our success will depend upon a number of factors that are largely beyond our control. These factors include customer acceptance, the availability of component parts from our suppliers, the strength of our dealer system, the intensity of competition in the industry and the economy in general. To continue our strategy to introduce new versions of our products, we expect to use a substantial amount of capital. Such expenditures could adversely affect our financial condition.

We depend on suppliers for our raw materials and component parts for our products, and any failure of our suppliers to meet our demands will harm our ability to manufacture and sell our products on a timely basis. Our products are made from component parts that are manufactured by others. At any particular time, we depend on a number of suppliers so that we may efficiently manufacture our products, develop enhancements to existing products and deliver products to our dealers and customers. The failure of our suppliers to meet our expectations will result in fewer products being manufactured and sold, and our financial results could be negatively impacted.

The price and availability of raw materials, component parts and fuel are subject to price fluctuations which can increase our production costs and negatively impact our financial results. We have no control over price fluctuations in, for example, the price of steel and fuel. Additionally, although we are typically able to procure our supplies from a network of domestic and foreign suppliers, we could experience disruptions in the availability of our supplies for a number of reasons and may have to obtain the supplies from a higher-priced supplier. We may not be able to offset increased production costs by passing these costs on to our customers. A significant increase in the price or change in the availability of any raw material, component part or fuel could adversely affect our profitability.

Our businesses operate in highly competitive industries, and many of our competitors have greater resources that may enable them to compete more effectively. We compete with several large domestic and international companies that offer a broader range of products than us, in addition to local and regional manufacturers that supply a more limited product range. Some of our competitors have greater resources than we do, and having greater resources at their disposal may enable them to compete more effectively. Our competitors may devote their resources to developing and marketing products that will directly compete with our product lines, and new competitors may enter the market. Our inability to compete with existing companies and new entrants to the markets in which we operate will have a negative impact on our business and financial condition.

The markets that we serve vary, and we face a challenge in adequately meeting each market’s needs. We offer products for a number of markets, including agricultural equipment, modular building and scientific research laboratories, and pressurized vessels. Because we operate in multiple markets, we must work constantly to understand the needs, standards and technical requirements of several different industries and must devote significant resources to developing products for these industries. If we do not accurately predict our customers’ needs, we may expend valuable resources in developing products that do not achieve broad acceptance across the markets. If we fail to adequately meet our customers’ needs and our product offerings in any particular market are not competitive, our business and results of operations would be harmed.

Like other manufacturers, we are subject to an ongoing risk of product liability claims. We may be exposed to product liability claims in the event that any of our products results, or is claimed to have resulted in, bodily injury or property damage. We cannot provide assurance that we will not suffer material losses due to product liability claims in the future, and we may incur significant costs in order to defend against such claims. Our insurance may be insufficient to cover these claims; as such, significant product liability claims may damage our reputation and harm our financial condition.

We are subject to environmental, health and safety and employment laws and regulations which lead to significant compliance costs. Like other manufacturers, our business is heavily regulated with regard to hazardous substances, waste materials, workplace safety and equal employment opportunities. We have incurred and will continue to incur expenses associated with complying with the laws and regulations that impact our operations. These laws and regulations are continually subject to change, and we cannot predict the cost of future compliance. If we face unexpected obligations or are unable or unwilling to comply with these laws and regulations, our business and financial condition could suffer.

If we do not retain key personnel and hire highly skilled employees, our business will suffer. Our ability to maintain and improve our financial results will depend on, among other things, the efforts and skills of our management and employees. We depend primarily on our executive officers to move forward with our business plans and strategies, and we also depend on our ability to attract and retain qualified technical, manufacturing and sales personnel. We do not maintain “key person” life insurance for any of our employees or management, and all of our employees and management are employed at will. The loss of a key member of management or key employees could have an adverse effect on our business and financial results.

Although we have no planned acquisitions at this time, our strategy in acquiring businesses or product lines in the future may adversely affect our business. We intend to evaluate the possibility of acquiring additional product lines or businesses in the future as opportunities arise. We cannot provide assurance that we will be able to identify targets, obtain financing for acquisitions on favorable terms, or successfully acquire and integrate target companies or product lines. Competition for acquisitions may prevent us from following through with acquisition plans. Once acquired, integration of product lines into our existing operations may lead to substantial costs, delays and other challenges. We may not be able to successfully produce and distribute new product lines in a cost-effective manner. In addition, acquisitions may divert our management’s time and expertise away from production. Any one or all of these factors may adversely affect our financial condition.

We have incurred substantial amounts of long-term debt with West Bank which could have adverse consequences to our financial results. Our indebtedness to West Bank requires us to divert a substantial portion of our cash flow from operations to payments on our indebtedness. These payments may reduce our available cash flow for working capital, capital expenditures, acquisitions and pursuing other business opportunities. Indebtedness could also increase our susceptibility to downturns in the industry and the economy in general. Our failure to maintain financial performance ratios or to meet certain financial covenants in our loan and credit agreements with West Bank may require us to request West Bank’s permission to pay dividends. Finally, indebtedness could place us at a competitive disadvantage compared to our competitors that may have less indebtedness.

Risks Related to the Production of Agricultural Equipment

Our financial results for our Art’s-Way Manufacturing segment primarily depend upon the agricultural industry, and factors that adversely affect the agricultural industry may also negatively impact our business. Sales of agricultural equipment are closely tied to the well-being of the agricultural industry. Historically, the agricultural industry has been cyclical and is often impacted by factors beyond our control, including general economic conditions, weather patterns and legislation. Adverse weather conditions, crop pest or animal disease outbreaks during important sales seasons may dramatically impact our business. In the United States, legislation such as the 2007 Farm Bill may significantly affect commodity prices and our customers’ ability to purchase our products. Our business will likely be subject to fluctuations in the farm industry, and we expect downturns in the industry to negatively impact our financial results.

The continuing globalization of the agricultural industry may alter our business in unpredictable and potentially negative ways. Our competition, customer base and products may change significantly due to the globalization of the agricultural industry. To some extent, our success depends on the development of the global agricultural market, and we may have to adapt quickly in order to maintain our position in the industry. Our failure to keep pace with the globalization of the industry may adversely impact our financial condition.

The agricultural equipment industry is seasonal, and seasonal fluctuations in our operations may negatively impact our financial results. Sales often fluctuate as a result of our customers’ tax planning considerations, planting and harvest times and dealer incentives. As a result, our quarterly results and available cash flow fluctuates due to the seasonality of our agricultural equipment sales.

Changing demand for farm outputs could affect the demand for our agricultural equipment. Worldwide demand for food coupled with increased demand for crop-based renewable fuels could have an effect on prices and demand for farm commodities. As such, the demand for our agricultural equipment may experience fluctuations along with the demand for agricultural products. As with other factors impacting the agricultural industry, we have no control over demand for farm outputs, and our business is subject to both positive and negative changes in demand.

We recently began exporting our agricultural machinery internationally, which will expose us to the risks of doing business abroad. Selling our products to other countries exposes us to various risks, including: import and export restrictions, tariffs and quotas; uncertain political environments, economic conditions and foreign business cycles; changes in laws and policies; cultural differences; and changes in currency exchange rates. Political developments and policies, such as changes in farm subsidies, could directly impact the demand for our products. Further, our profitability is affected by fluctuations in the value of the U.S. dollar as compared to the currencies of countries in which we sell our products. Significant fluctuations in exchange rates could prevent us from realizing the advantages of exporting our products. Our lack of experience in exporting may impact our ability to adapt to these risks which could adversely affect our success as an exporter.

Our failure to accurately predict and maintain adequate inventory to meet our customers’ demands may reduce our profitability. The modular building and research laboratory industry is somewhat cyclical in nature, mainly due to the budgeting processes of health centers and educational institutions. We cannot reliably forecast the timing and size of our customers’ orders. In order to meet expected demand, we order raw materials and build a quantity of inventory to anticipate purchase orders. Our financial results could be harmed if we do not accurately estimate our customers’ demands and are unable to adapt to the cyclical nature of our business.

Item 2. DESCRIPTION OF PROPERTY.

Our executive offices are located in Armstrong, Iowa along with our production and warehousing facilities. The facilities in Armstrong are constructed of hollow clay block and concrete and contain approximately 240,000 square feet of usable space. These facilities were constructed after 1965 and remain in good condition. We own approximately 127 acres of land west of Armstrong, on which the factory and inventory storage space is constructed. We currently lease excess land to third parties for farming.

We leased a facility from Markee in Dubuque, Iowa, to accommodate the manufacturing for Art's-Way Vessels. This lease expired in October 2007, and we have started construction on a new facility for Art’s-Way Vessels. The new facility will be located in the same industrial park in Dubuque, and construction is expected to be completed in February 2008. The facility will be 34,450 square feet, steel-framed, and will have a sprinkler system and crane inside. In the time period between the expiration of our lease and the completion of construction, our Art’s-Way Vessels business slowed, but we were able to cut expenses significantly. Due to the slowdown in our business, Art’s-Way Vessels lost a significant number of employees; however, we expect to add staff when we move into the new facility in February. We intend to add staff as we begin to receive purchase orders, and we expect to have between six and 23 employees, which is the same amount of employees we had prior to the expiration of our lease.

The facility in Monona, Iowa, which housed the manufacturing for Art's-Way Scientific, was stick built with steel siding. The main manufacturing facility contained approximately 36,000 square feet of usable space, and was constructed in 1969. This structure was totally destroyed by fire on January 16, 2007. There is also a warehouse at this location that is approximately 5,000 square feet and that was constructed in 1994. We temporarily operated in this facility during the construction of our replacement production facility. We began operations in our new production facility in November 2007. The new Monona manufacturing facility is custom-designed to meet our production needs, has approximately 50,000 square feet constructed of a steel frame with steel siding, and it also accommodates a sprinkler system and crane.

Our real property is subject to mortgages granted to West Bank as security for our long-term debt. See “Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS – Capital Resources and Credit Facilities” for more information.

Item 3. LEGAL PROCEEDINGS.

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the directors that could result in the commencement of material legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matter to a vote of our shareholders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 2007. However, as of the date of this report, we will submit election of directors, approval of our auditors and approval of our 2007 Non-Employee Directors’ Stock Option Plan to a vote of our shareholders through the solicitation of proxies. The information required by Item 4 for solicitations, which will be submitted during the second quarter of fiscal year 2008, is incorporated by reference to our definitive proxy statement relating to our 2008 annual shareholders’ meeting. In accordance with Regulation 14A, we will be filing our proxy statement no later than 120 days after the end of the last fiscal year. The 2008 annual meeting, at which voting on the proposed matters and election of directors will take place, is scheduled for April 24, 2008.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock trades on the NASDAQ Capital Market® under the symbol “ARTW.” The ranges of closing bid prices for each quarter, as reported by NASDAQ, are shown below. The quotations represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not accurately represent actual transactions.

	Common Stock High and Low Bid Prices Per Share by Quarter
	Fiscal Year Ended November 30, 2007		Fiscal Year Ended November 30, 2006
	High	Low	High	Low
First Quarter	$8.90	$6.19	$6.70	$4.74
Second Quarter	$9.74	$7.02	$9.19	$5.47
Third Quarter	$19.99	$8.51	$7.35	$4.87
Fourth Quarter	$26.78	$15.77	$7.85	$5.01

Shareholders

We have one class of $0.01 par value common stock. As of November 30, 2007, we had approximately 129 shareholders of record. As of January 4, 2008, we have approximately 141 shareholders of record.

Dividends

On November 13, 2007, we declared a dividend of $0.10 per share that was paid on November 30, 2007 to stockholders of record as of November 15, 2007. This was the first time that our board of directors has declared a $0.10 per share dividend, as our dividends were typically $0.05 per share in the past. On October 26, 2006, our Board of Directors declared a dividend of $0.05 per share to be paid on November 30, 2006 to stockholders of record as of November 15, 2006. We obtained a waiver from our lender of the loan covenants regarding the payment of dividends for our 2006 dividend. In 2007, our debt was restructured on different terms, and we did not have to obtain a waiver from our lender. If we maintain certain financial performance ratios and meet other financial covenants in a given fiscal year, we may declare dividends without obtaining West Bank’s permission. We expect that the payment of and the amount of any future dividends will depend on our financial condition at that time, and we may have to request permission from our lender to declare dividends in the future.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information For the Fiscal Year Ended November 30, 2007(1)
Plan Category	Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	16,000		$21.14	84,000
Equity Compensation Plans Not Approved by Security Holders	11,000	(2)	$6.56	93,000
TOTAL	27,000		$15.20	177,000

(1) Please refer to Note 10 of our financial statements.
(2) The 11,000 shares to be issued upon the exercise of outstanding options represents the total of 6,000 options granted during our 2007 fiscal year and 5,000 options granted in previous years under our 2001 Director Stock Option Plan.

Description of 2007 Stock Option Plans

2007 Non-Employee Directors’ Stock Option Plan. On January 25, 2007, the Board of Directors adopted the 2007 Non-Employee Directors’ Stock Option Plan. The purpose of the plan is to enable the company to provide incentives to non-employee directors so that they will be encouraged to serve on the board of directors. Management believes these incentives correlate with increases in shareholder value, as the non-employee directors have motivation to act in the shareholders’ best interests.

Under the plan, non-qualified stock options (“NQSOs”) may be granted to non-employee directors to purchase shares of the company’s common stock at a price not less than fair market value at the date the NQSOs are granted. The maximum aggregate number of shares that may be issued under the plan is 100,000 shares, subject to adjustment for changes in the company’s capital structure or similar events as described in the plan. The fair market value is the average of the high and low bid prices for the company’s common stock on the date the NQSOs are granted or the next reporting date. At November 30, 2007, the weighted-average exercise price for the options outstanding under the Non-Employee Directors’ Stock Option Plan was $6.56. On the beginning date of each year of the plan, which is marked by the date of the annual meeting, non-employee directors are automatically granted NQSOs to purchase 1,000 shares of common stock. Options to purchase a total of 7,000 shares were granted during our 2007 fiscal year under this plan. With respect to a non-employee director who first becomes a director after the beginning date of the year of the plan, the NQSO to purchase 1,000 shares is granted automatically on the next business day following his or her election. Additional NQSOs may be granted to any non-employee director by the board of directors in its sole discretion. The NQSOs are immediately vested and exercisable at the time they are granted. The term of each NQSO is five years from the date of its grant unless terminated earlier. The NQSOs cannot be granted on or after January 25, 2017.

In the event that a non-employee director is removed from the board of directors for cause, all unexercised NQSOs immediately expire. In the event that a non-employee director ceases to be a member of the board for any other reason or a non-employee director becomes an officer or employee of Art’s-Way or one of our subsidiaries, all NQSOs which have vested prior to such time will expire 12 months thereafter unless they expire sooner by their terms.

2007 Employee Stock Option Plan. On February 5, 2007, the Board of Directors adopted the 2007 Employee Stock Option Plan which was approved by the shareholders at their annual meeting on April 26, 2007. On October 1, 2007, the Board of Directors granted options to purchase a total of 16,000 shares under this plan. The weighted-average exercise price for the options outstanding under the Employee Stock Option Plan was $21.14.

Options Exercised. On October 15, 2007, our director, Marc McConnell, exercised options to purchase a total of 6,000 shares. Of that amount, 1,000 shares were granted under our 2007 Non-employee Directors’ Stock Option Plan, and 5,000 had been granted under our 2001 Director Stock Option Plan. There are no remaining shares available for issuance under the 2001 Director Stock Option Plan. The exercise price of 1,000 shares issued under our 2007 Non-employee Directors’ Stock Option Plan was $7.68 per share, and the exercise price for the remaining 5,000 shares was $2.75 per share. The total exercise price of Mr. McConnell’s options was $21,430, which was paid in cash to the company. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as a transaction by the issuer not involving any public offering.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS.

This report contains forward-looking statements that involve significant risks and uncertainties. The following discussion, which focuses on our results of operations contains forward-looking information and statements. Actual events or results may differ materially from those indicated or anticipated, as discussed in the section entitled “Forward Looking Statements.” The following discussion of our financial condition and results of operations should also be read in conjunction with our financial statements and notes to financial statements contained in this report.

Financial Position

Management believes that our consolidated balance sheet indicates a strong financial position. The company’s growth has caused us to incur higher salary expenses, as we have hired more employees and have begun to offer wages that are competitive in the industry. Despite our recent success, our amount of cash is significantly lower for the fiscal year ended 2007. This lower cash position is due to the acquisition of the Miller-St. Nazianz product lines and capital expenditures related to the construction of new manufacturing facilities in Monona, Iowa and Dubuque, Iowa, and management believes this lower cash position reflects the company’s growth. The Miller-St. Nazianz acquisition caused our amount of inventory to increase by approximately $1.5 million from our 2006 fiscal year. In prior years, Art’s-Way Manufacturing has not purchased a significant amount of inventory in the fourth quarter; however, recent growth of the business led us to purchase inventory steadily throughout our 2007 fiscal year which also caused increased inventory levels in 2007 on a consolidated basis. The increase in inventory for Art’s-Way Manufacturing, coupled with the growth of Art’s-Way Scientific since its acquisition in 2006, led to a significant increase in our consolidated accounts payable.

The addition of Art’s-Way Scientific led to long-term construction contract disclosures to our consolidated balance sheet. For purposes of our financial statement presentation, we estimate a percentage of revenue earned based on percentage of completion. The outcome for 2007 is an asset representing our cost and profit in excess of billing, and a liability representing our billings in excess of cost and profit.

As discussed earlier in “Item 2. DESCRIPTION OF PROPERTY,” our Monona facility for Art’s-Way Scientific was completely destroyed by fire in January 2007. We are still in the process of negotiating with our insurance company; as such, we may receive insurance proceeds in the future, but we cannot accurately estimate how much we may receive.

Results of Operations

Fiscal Year Ended November 30, 2007 Compared to Fiscal Year Ended November 30, 2006

On a consolidated basis, our sales, gross profit and operating income increased during our 2007 fiscal year. Our consolidated net sales totaled $25,517,750 for the period ended November 30, 2007 which represents a 28.5% increase from our consolidated net sales of $19,853,812 in 2006. Our gross profit increased by approximately 35% between our 2006 and 2007 fiscal years, from $5,705,025 to $7,680,720, respectively. Our consolidated expenses decreased by less than 1%, from $3,932,185 to $3,923,870. Art’s-Way Manufacturing represented $2,811,730 of our operating expenses, while Art’s-Way Vessels and Art’s-Way Scientific represented $517,767 and $594,373 of the total, respectively. Finally, our total income from operations more than doubled between our 2006 and 2007 fiscal year. For the year ended November 30, 2006, our consolidated total income from operations totaled $1,772,840, and it totaled $3,756,850 for the 2007 fiscal year. Art’s-Way Manufacturing was responsible for $1,686,158 of our consolidated income from operations, while $1,154,323 and $916,369 was contributed by Art’s-Way Scientific and Art’s-Way Vessels, respectively.

Art’s-Way Manufacturing. Art’s-Way Manufacturing’s sales revenue in our 2007 fiscal year totaled $14,257,471 which represented a 5.1% decrease in revenues from our 2006 total of $15,025,126. Art’s-Way Manufacturing had a lower cost of goods sold amount in our 2007 fiscal year; as such, gross profit increased by 9.6%. Total expenses in our 2007 fiscal year totaled $2,811,730 for Art’s-Way Manufacturing, representing approximately 20% of net sales and a less than 1% decrease from the prior year. Finally, total income from operations for Art’s-Way Manufacturing increased from $1,280,111 in our 2006 fiscal year to $1,686,158, representing a 32% increase for our 2007 fiscal year.

Art’s-Way Vessels. Art’s-Way Vessels experienced a 12.5% increase in net sales for the fiscal year ended November 30, 2007, increasing from $3,796,924 to $4,272,035. In addition, gross profit increased by 4%, from $1,376,084 to $1,434,136 during the 2006 and 2007 fiscal year, respectively. Operating expenses for Art’s-Way Vessels decreased by 38% in the 2007 fiscal year and operating expenses represented 12% of net sales. Finally, income from operations totaled $916,369 for the 2007 fiscal year, representing a 71% increase from the previous year.

Art’s-Way Scientific. Art’s-Way Scientific experienced drastic growth during the 2007 fiscal year. 2007 was the first full fiscal year for Art’s-Way Scientific. Net sales increased from $1,031,762 in 2006 to $6,988,244 in 2007. Similarly, gross profit increased dramatically from $226,721 to $1,748,696. Operating expenses increased from $268,521 for the fiscal year ended November 30, 2006 to $594,373 for the fiscal year ended November 30, 2007. In 2007, operating expenses represented 8.5% of net sales for Art’s-Way Scientific. Income from operations totaled $1,154,323 for the 2007 fiscal year, as compared to a $41,800 operating loss for the previous fiscal year.

Fiscal Year Ended November 30, 2006 Compared to Fiscal Year Ended November 30, 2005

On a consolidated basis, our sales, gross profit, operating expenses and operating income increased during our 2006 fiscal year. Our consolidated net sales totaled $19,853,812 for the period ended November 30, 2006, representing a 35.8% increase from our consolidated net sales of $14,618,904 in 2005. Our gross profit also increased by approximately 29.5% between our 2005 and 2006 fiscal years, from $4,404,953 to $5,705,025, respectively. In addition, our consolidated expenses increased by approximately 44.8%, from $2,715,263 to $3,932,185. Finally, our total income from operations experienced a modest increase of approximately 4.9% between our 2005 and 2006 fiscal year. For the year ended November 30, 2005, our consolidated total income from operations totaled $1,689,690, and it totaled $1,772,840 for the 2006 fiscal year.

Art’s-Way Manufacturing. Art’s-Way Manufacturing’s sales revenue in our 2006 fiscal year totaled $15,025,126 which represented a 5.4% increase in revenues from our 2005 total of $14,260,756. Art’s-Way Manufacturing’s gross profit decreased slightly, from $4,274,569 in 2005 to $4,102,220 in 2006. Total expenses in our 2006 fiscal year totaled $2,822,109 for Art’s-Way Manufacturing, representing an 8.9% increase from the prior year. However, engineering expenses decreased by approximately $56,000 due to a decrease in research and development during 2006 because our development expenses associated with the exportable beet harvester and defoliator and the domestic defoliator decreased. Finally, total income from operations for Art’s-Way Manufacturing went from $1,682,526 in our 2005 fiscal year to $1,280,111, representing a 24% decrease for our 2006 fiscal year. Significant changes were made during the 2006 fiscal year to our manufacturing facility in Armstrong, Iowa. We transitioned from a batch process to a continuous flow process for the production of our grinder mixer line. We also had a number of products that went into production during 2006, and we struggled to maintain efficiencies in the move from the design stage to the manufacturing process.

Art’s-Way Vessels. We began operating Art’s-Way Vessels in October 2005; as such, our fiscal year 2005 results only reflect our first two months of operations. To demonstrate, Art’s-Way Vessels experienced a $3,438,776 increase in net sales for the fiscal year ended November 30, 2006 and gross profit increased ten-fold. Operating expenses for Art’s-Way Vessels increased by five times in the 2006 fiscal year, as the 2005 fiscal year included only general and administrative expenses. Finally, income from operations totaled $534,529 for the 2006 fiscal year, representing a dramatic increase from $7,164 the previous year. The comparison of our 2005 and 2006 fiscal years for Art’s-Way Vessels is not a strong indicator of our financial results due to the short time frame of Art’s-Way Vessels’ operation during our 2005 fiscal year. For a comparison of full fiscal years of operations, see “Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS - Results of Operations - Fiscal Year Ended November 30, 2007 Compared to Fiscal Year Ended November 30, 2006.”

Items Affecting Comparability

Management believes the company’s overall growth in its income from operations over the 2007 fiscal year was largely driven by Art’s-Way Scientific. The assets of Tech Space, Inc., were purchased in August 2006 and is operated by Art’s-Way Scientific. Management believes that meeting the remaining contractual obligations of Tech Space, Inc. after its acquisition led to an operating loss for Art’s-Way Scientific during our 2006 fiscal year. Art’s-Way offered liquidity for Art’s-Way Scientific’s sales and marketing activities, and management believes that these efforts resulted in a surge of growth in its business. In addition to agricultural confinement facilities, Art’s-Way Scientific plans to focus its efforts in 2008 on providing research labs for government entities, universities and hospitals in response to the country’s ever-expanding need for health care and research facilities. Management expects Art’s-Way Scientific to experience solid growth in 2008.

Art’s-Way Manufacturing experienced a minor decrease in sales during our 2007 fiscal year. The Miller-St. Nazianz acquisition was completed in the last quarter of our 2007 fiscal year; as such, management expects to see increased sales for Art’s-Way Manufacturing in 2008.

Art’s-Way Vessels has completed two full years of operations since its acquisition in October 2005, but our 2006 fiscal year is likely the best representation of Art’s-Way Vessel’s business due to our lack of a facility in late 2007. Operating expenses for Art’s-Way Vessels decreased by 35% in the 2007 fiscal year. This sharp decrease in operating expenses was due the expiration of the lease for our Dubuque facility in October 2007 and our transition into a smaller temporary facility. We expect to begin hiring additional employees in January 2008 to staff our new facility that is scheduled for completion in February 2008. Therefore, we anticipate that our 2008 operating expenses will increase and be near the operating expenses of our 2006 fiscal year if we are able to retain customers and attract new ones. Management believes that Art’s-Way Vessels may face challenges in 2008 in its efforts to obtain purchase orders for its products. As such, Art’s-Way Vessels may experience a decline in its income from operations in 2008.

Trends and Uncertainties

We are subject to a number of trends and uncertainties that may affect our short-term or long-term liquidity, sales revenues and operations. The agriculture industry has experience marked growth over the past few years which has benefited the agricultural equipment industry. According to the Agricultural Income and Finance Outlook released in December 2007 by the United States Department of Agriculture (USDA), U.S. net farm income for 2007 is expected to reach $87.5 billion. This represents a $28.5 billion increase from 2006. The USDA believes that the rise in net farm income is a result of dramatic increases in the value of crop and livestock production which more than offset declines in direct government payments and high farm production expenses. According to the USDA, the value of crop production in 2007 is expected to increase by $30.5 billion, representing the largest annual increase since 1984, and the value of livestock production may increase by nearly $20 billion. The USDA believes that the large increases are largely due to increased demand for renewable fuels and agricultural exports, which has raised the price of farm commodities. Management believes that our business is dependent on the farming industry for the bulk of our sales revenues. As such, our business tends to reap the benefits of increases in farm net income, as farmers tend to purchase equipment in lucrative times and forgo purchases in less profitable years. Direct government payments are declining and costs of agricultural production are increasing; therefore, we anticipate that further increases in the value of production will benefit our business, while any future decreases in the value of production will decrease farm net income and may harm our financial results.

As with other farm equipment manufacturers, we depend on our network of dealers to influence customers’ decisions, and dealer influence is often more persuasive than a manufacturer’s reputation or the price of the product. Following our acquisition of the Miller Pro hay and forage product lines, former Miller Pro dealers began selling our products. We anticipate that the Miller Pro dealers will encourage the sales of products in the same way that they benefited Miller-St. Nazianz.

The value of a dollar overseas may affect our business as we continue to increase exports to foreign countries such as China and the United Kingdom. During our 2007 fiscal year, the value of a U.S. dollar fell compared to the Chinese yuan and the Euro. The falling dollar helps our business overseas, as our products are priced low in comparison to overseas manufacturers, and overseas purchasers can buy more of our products for less of their currency. In order to avoid excess risk exposure, we have remained cautious when we price our products.

The price of steel influences our cost of goods sold for Art’s-Way Manufacturing and Art’s-Way Vessels. In 2005, we experienced challenges due to a sharp increase in the price of steel. Although we are not currently seeing any adverse effects due to the price of steel, sharp increases in the future may have a negative impact on our cost of goods sold.

Seasonality

Sales of our agricultural products are seasonal; however, we have tried to decrease this impact of seasonality through the development of shredders and beet harvesting machinery coupled with private labeled products, as the peak periods for these different products occur at different times. Similar to other manufacturers in the farm equipment industry, we are affected by factors unique to the farm equipment field, including items such as fluctuations in farm income resulting from the change in commodity prices, crop damage caused by weather and insects, government farm programs, interest rates and other unpredictable variables.

We believe that our pressurized vessel sales are not seasonal. Our modular building sales are somewhat seasonal, and we believe that this is due to the budgeting and funding cycles of the universities that commonly purchase our modular buildings. We believe that this cycle can be offset by building backlogs of inventory and through increased sales to other public and private sectors.

Liquidity

Fiscal Year Ended November 30, 2007

Sources of liquidity during our 2007 fiscal year were due in large part to construction loans, our term loan, and our revolving credit loan. See “Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS - Capital Resources and Credit Facilities” for more information. We had cash generated from operations of $143,607 for our 2007 fiscal year. Our accounts receivable increased by $774,491 and our consolidated inventory increased by $2,638,427. The increase in accounts receivable reflects our successful year of sales, as gross profit increased across all three of our subsidiaries. The increase in consolidated inventory is partially due to Art’s-Way Manufacturing purchasing inventory throughout the year, rather than in only the first three quarters as in prior years. In addition, our acquisition of Miller-St. Nazianz in September 2007 added approximately $1,500,000 to our inventory.

Fiscal Year Ended November 30, 2006

Our main sources of liquidity were from cash generated from operations and a long-term loan from West Bank of $1,500,000. The loan was used to purchase new equipment for our operations and certain assets of Techspace, Inc., now operated through Art’s-Way Scientific. Our cash generated from operations was $1,626,963 for our 2006 fiscal year. Our accounts receivable increased by $1,356,899 because we were able to reduce our consolidated inventory by $526,876. Our reduction in inventory is largely due to exports of our products, which began in 2006. We allowed extended terms to our export customers, as they must wait approximately two months to receive delivery of our products as the freight travels overseas. However, we establish letters of credit with our export customers in order to secure payment of their accounts.

Capital Resources and Credit Facilities

We utilize West Bank for our long-term financing needs. Prior to our long-term debt restructuring, as explained below, we had three long-term loans with West Bank and a revolving line of credit. The first loan was a $2,000,000 loan supported by a guarantee issued by the USDA for 75% of the principal amount outstanding. The variable interest rate was West Bank’s prime rate plus 1.5%, adjusted daily. Monthly principal and interest payments were amortized over 20 years, and the loan had a maturity date of May 31, 2023. Our second loan was a $1,000,000 loan, also supported by a guarantee issued by the USDA for 75% of the outstanding principal. This loan was set to mature on March 31, 2015. The third loan was a $1,500,000 loan also guaranteed by the USDA for 75% of the principal amount. This loan was set to mature in April 2016, and the proceeds from this loan were used to finance our 2006 acquisitions and equipment purchases. J. Ward McConnell, Jr. was required to personally guarantee all three loans. The guarantee of the term debt was reduced after the first three years to a percentage representing Mr. McConnell’s ownership percentage in the company, and it would have been removed in the event that his ownership was reduced to a level of less than 20%. The company compensated Mr. McConnell for his guarantees on a monthly basis in an amount representing 2% of the outstanding balance. Guarantee payments in 2006 totaled approximately $60,000.

Our revolving line of credit for $3,500,000 originally matured on March 31, 2007; however, this has now been extended to mature on April 30, 2008. Advances made under this revolving credit line are used for funding our working capital, letter of credit and corporate credit card needs. The interest rate is West Bank’s prime rate of interest, adjusted daily. In September 2007, we used our revolving line of credit to acquire certain assets of Miller-St. Nazianz, Inc., specifically portions of its Miller Pro line of agricultural products. As of November 30, 2007, we had borrowed $397,859 against this line of credit, but we did not borrow against this line of credit in our 2006 fiscal year. Mr. McConnell issued a personal guarantee for our revolving line of credit before it was extended. Guarantee payments to Mr. McConnell totaled $30,000 during our 2007 fiscal year which represents the time period prior to our debt refinancing in June.

On June 7, 2007, we refinanced our long-term debt with West Bank. In connection with the restructuring, we paid early payment penalties of approximately $50,000 and incurred a non-cash expense of $98,000 in loan amortization fees. The company now has one loan in the principal amount of $4,100,000. The loan will mature on May 1, 2017, at which time the outstanding principal and accrued interest will be due. The loan bears interest at the U.S. daily 5-year treasury index plus 2.75 basis points fixed for five years and is then adjusted to the prevailing same index and margin on the sixth anniversary of the loan for the balance of the term. For the first five years, our interest rate on the loan is fixed at 7.25%. We pay monthly principal and interest payments in the amount of $42,500. Under our previous three loans with West Bank, our monthly principal and interest payments totaled $50,000. As of November 30, 2007, our outstanding principal balance on our long-term loan is $3,989,684. This loan is not guaranteed by the USDA or Mr. McConnell.

On October 9, 2007, we took out a loan with West Bank to finance the construction of the Art’s-Way Scientific manufacturing facility in Monona, Iowa. This loan will supplement the insurance proceeds received when our previous facility was completely destroyed by fire in January 2007. The principal amount of the loan was $1,330,000 and it bears interest at the U.S. daily 5-year treasury index plus 2.75 basis points, fixed at 7% for 5 years. On the sixth anniversary of the loan, the interest rate will be adjusted to the U.S. daily 5-year treasury index plus 2.75 basis points for the balance of the term. We will make monthly payments on the loan of $9,500 until the final remaining balance is due on May 1, 2017. As of November 30, 2007, our outstanding principal balance on this loan is $1,330,000.

On November 30, 2007, we took out a $1,500,000 loan with West Bank to finance the construction of a new Art’s-Way Vessels facility in the industrial park in Dubuque, Iowa; however, only $1,000,000 of this loan was received during our 2007 fiscal year. The loan bears interest at the U.S. daily 5-year treasury index plus 2.75 basis points, fixed at 7.25% for 5 years. On the sixth anniversary of the loan, the interest rate will be adjusted to the U.S. daily 5-year treasury index plus 2.75 basis points for the balance of the term. We will make four monthly consecutive interest payments beginning in January 2008, with interest calculated at a rate of 7.25% on the unpaid principal; followed by 108 monthly principal payments of $11,000 beginning in May 2008; and one principal and interest payment of the remaining balance on May 1, 2017, with interest calculated at a rate of 7.25% on the unpaid principal balance. As of November 30, 2007, our outstanding principal balance on this loan is $1,000,000.

Material terms and conditions of our debt obligations with West Bank are that we are required to provide monthly financial reports, prepared internally, and annual audited financial statements. The monthly reports must include accounts receivable aging schedules and we must provide borrowing base certificates. The borrowing bases limit advances on our revolving line of credit to 60% of our less than 90-days accounts receivable, 60% of finished goods inventory, 50% of raw material inventories and work-in-process. The loan covenants place restrictions on our debt service coverage ratio and debt to tangible net worth ratio. During our fiscal year ended November 30, 2006, we obtained waivers from West Bank on covenants regarding capital expenditures and payments of dividends and loans to third parties. Under our restructured loan terms, we can issue dividends without the consent of West Bank so long as we achieve all of the financial covenants stated above for the previous fiscal year end.

Our loans and line of credit from West Bank are secured by a first lien on all of our assets and those of our subsidiaries, including real estate, inventory, accounts receivable, machinery and equipment.

The following table represents our working capital and current ratio for the past two fiscal years:

	Fiscal Year Ended
	November 30, 2007	November 30, 2006
Current Assets	$13,784,624	$11,218,700
Current Liabilities	3,547,658	2,717,243
Working Capital	$10,236,966	$8,501,457

Current Ratio	3.88	4.13

Off Balance Sheet Arrangements

None.

Item 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Art’s Way- Manufacturing Co., Inc.
Armstrong, Iowa

We have audited the accompanying consolidated balance sheets of Art’s-Way Manufacturing Co., Inc. and Subsidiaries as of November 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express such an opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Art’s-Way Manufacturing Co., Inc. and Subsidiaries as of November 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Minneapolis, Minnesota
February 19, 2008

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Balance Sheets
November 30, 2007 and 2006

	2007	2006
Assets
Current assets:
Cash	$612,201	$2,072,121
Accounts receivable-customers, net of allowance for doubtful accounts of $148,636 and $108,372 in 2007 and 2006, respectively	3,087,781	2,313,290
Inventories, net	8,636,602	5,998,175
Deferred taxes	773,555	672,000
Cost and Profit in Excess of Billings	265,615	—
Other current assets	408,870	163,114
Total current assets	13,784,624	11,218,700
Property, plant, and equipment, net	5,497,200	3,185,298
Deferred taxes	—	100,000
Covenant not to Compete	300,000	—
Goodwill	375,000	—
Other Assets	9,771	110,240
Total assets	$19,966,595	$14,614,238
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to bank	$397,859	$—
Current portion of term debt	250,027	220,559
Accounts payable	1,368,988	587,555
Customer deposits	53,196	424,205
Billings in Excess of Cost and Profit	7,675	57,266
Accrued expenses	1,323,008	1,276,947
Income taxes payable	146,905	150,711
Total current liabilities	3,547,658	2,717,243
Long-term liabilities
Deferred taxes	205,998	—
Term debt, excluding current portion	6,069,657	3,852,372
Total liabilities	9,823,313	6,569,615
Stockholders’ equity:
Common stock – $0.01 par value. Authorized 5,000,000 shares; issued 1,984,176 and 1,978,176 shares in 2007 and 2006	19,842	19,782
Additional paid-in capital	1,828,427	1,765,697
Retained earnings	8,295,013	6,259,144
Total stockholders’ equity	10,143,282	8,044,623
Total liabilities and stockholders’ equity	$19,966,595	$14,614,238

See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Operations
Years ended November 30, 2007 and 2006

	2007	2006
Net sales	$25,517,750	$19,853,812
Cost of goods sold	17,837,030	14,148,787
Gross profit	7,680,720	5,705,025
Expenses:
Engineering	338,286	428,336
Selling	1,117,579	821,291
General and administrative	2,468,005	2,682,558
Total expenses	3,923,870	3,932,185
Income from operations	3,756,850	1,772,840
Other income (expense):
Interest expense	(383,616)	(408,618)
Other	6,095	52,624
Total other expense	(377,521)	(355,994)
Income before income taxes	3,379,329	1,416,846
Income tax	1,145,648	483,306
Net income	$2,233,681	$933,540
Net income per share:
Basic	1.13	0.47
Diluted	1.13	0.47

See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Cash Flows
Years ended November 30, 2007 and 2006

	2007	2006
Cash flows from operations:
Net income	$2,233,681	$933,540
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	41,360	5,360
(Gain) Loss on sale of property, plant, and equipment	(134,672)	(71,764)
Depreciation expense	347,046	303,754
Amortization expense	98,520
Fire loss of operating supplies	(371,792)
Deferred income taxes	204,443	92,000
Changes in assets and liabilities, net of
TechSpace Inc & Miller Pro acquisition:
(Increase) decrease in:
Accounts receivable	(774,491)	(1,031,074)
Inventories	(1,263,651)	1,119,386
Other current assets	3,116	(34,237)
Other, net	1,949	(35,887)
Increase (decrease) in:
Accounts payable	781,433	56,833
Contracts in progress, net	(694,581)	57,266
Customer deposits	(371,009)	(459,402)
Income taxes payable	(3,806)	-
Accrued expenses	46,061	691,188
Net cash provided by operating activities	143,607	1,626,963
Cash flows from investing activities:
Purchases of property, plant, and equipment	(2,982,645)	(974,716)
Purchase of assets of Miller Pro	(2,337,745)	0
Proceeds from insurance recoveries	1,233,633
Purchase of assets of Tech Space Inc.	0	(1,137,606)
Proceeds from sale of property, plant, and equipment	15,000	126,489
Net cash (used in) investing activities	(4,071,757)	(1,985,833)
Cash flows from financing activities:
Net change in line of credit	397,859	0
Payments of notes payable to bank	(3,158,453)	(209,288)
Proceeds from term debt	5,405,206	1,500,000
Proceeds from the exercise of stock options	21,430	40,700
Dividends paid to stockholders	(197,812)	(98,659)
Net cash provided by financing activities	2,468,230	1,232,753
Net increase/(decrease) in cash	(1,459,920)	873,883
Cash at beginning of period	2,072,121	1,198,238
Cash at end of period	$612,201	$2,072,121

Supplemental disclosures of cash flow information:
Cash paid/(received) during the period for:
Interest	$299,273	$391,149
Income taxes	1,135,960	40,359

Supplemental schedule of investing activities:
Miller Pro acquisition:
Inventories	1,462,745	0
Property, plant and equipment	200,000	0
Covenant not to Compete	300,000
Goodwill	375,000	0
Cash paid	$2,337,745	$0

Supplemental disclosures of noncash investing activities:
Proceeds from insurance recoveries	$1,233,633	$0
Insurance recoveries receivable	248,872	0
Net book value of assets destroyed
Property, plant and equipment	(339,258)	0
Cost incurred on contracts in progress	(379,375)	0
Cost incurred for plant supplies	(371,792)
Inventories	(87,969)	0
Gain on insurance recovery	$304,111	$0

Supplemental schedule of investing activities:
Tech Space Inc acquisition:
Accounts Receivable	$0	$325,825
Inventories	0	447,639
Property, plant and equipment	0	678,395
Customer deposits	0	(314,253)
Cash paid	$0	$1,137,606

Noncash financing activity:
Refinanced existing debt with West Bank	$1,024,794	$0

See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Stockholders’ Equity
Years ended November 30, 2007 and 2006

	Common stock		Additional
	Number of		paid-in	Retained
	shares	Par value	capital	earnings	Total
Balance, November 30, 2005	1,963,176	$19,632	$1,719,787	$5,424,263	$7,163,682
Exercise of stock options	15,000	150	40,550	—	40,700
Stock based compensation	—	—	5,360	—	5,360
Dividends paid, $0.05 per share	—	—	—	(98,659)	(98,659)
Net income	—	—	—	933,540	933,540
Balance, November 30, 2006	1,978,176	$19,782	$1,765,697	$6,259,144	$8,044,623
Exercise of stock options	6,000	60	21,370	—	21,430
Stock based compensation	—	—	41,360	—	41,360
Dividends paid, $0.10 per share	—	—	—	(197,812)	(197,812)
Net income	—	—	—	2,233,681	2,233,681
Balance, November 30, 2007	1,984,176	$19,842	$1,828,427	$8,295,013	$10,143,282

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

(a)	Nature of Business

Art’s-Way Manufacturing Co., Inc. is primarily engaged in the fabrication and sale of metal products in the agricultural sector of the United States economy. Major product offerings include animal feed processing equipment, sugar beet harvesting equipment, land maintenance equipment and crop shredding equipment. A significant part of the Company’s business is supplying hay blowers to original equipment manufacturers (OEMs). Another important part of the Company’s business is after market service parts that are available to keep its branded and OEM produced equipment operating to the satisfaction of the end user of the Company’s products.

Art’s-Way Vessels, Inc. is primarily engaged in the fabrication and sale of pressurized vessels and tanks.
Art’s-Way Scientific, Inc. is primarily engaged in the construction of modular laboratories and animal housing facilities.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of Art’s-Way Manufacturing Co., Inc. and its wholly-owned subsidiaries, Art’s-Way Vessels, Inc. and Art’s-Way Scientific, Inc. Art’s-Way Vessels became active in October 2005 after purchasing certain assets of Vessel Systems, Inc., while Art’s-Way Scientific, Inc. became active in August 2006 after purchasing certain assets of Tech Space, Inc. All material inter-company accounts and transactions are eliminated in consolidation.

(c)	Cash Concentration

The Company maintains its cash balances in several different accounts in two different banks, balances in these accounts are periodically in excess of federally insured limits.

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

Property, plant, and equipment are recorded at cost. Depreciation of plant and equipment is provided using the straight-line method, based on the estimated useful lives of the assets which range from three to forty years.

(g)	Goodwill and Other Intangible Assets and Impairment

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, Art’s-Way performs an annual test for impairment of goodwill during the fourth quarter. This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value.

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which is five years. Estimated future amortization of intangible assets is $60,000 in each of the next 5 years.

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

Art’s-Way Scientific, Inc. is in the construction industry, and as such accounts for long-term contracts on the percentage of completion method. Revenue and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion.

Costs and profit in excess of amounts billed are classified as current assets and billings in excess of cost and profit are classified as current liabilities.

(j)	Research and Development

Research and development costs are expensed when incurred. Such costs approximated $178,000 and $186,000 for the years ended November 30, 2007 and 2006, respectively.

(k)	Advertising

Advertising costs are expensed when incurred. Such costs approximated $205,000 and $99,000 for the years ended November 30, 2007 and 2006, respectively.

(l)	Income Per Share

Basic net income per common share has been computed on the basis of the weighted average number of common shares outstanding. Diluted net income per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.

Basic and diluted earnings per common share have been computed based on the following as of November 30, 2007 and 2006:

	2007	2006
Basic:
Numerator, net income	$2,233,681	$933,540
Denominator: Average number of common shares outstanding	1,978,932	1,970,676
Basic earnings per common share	$1.13	$0.47
Diluted
Numerator, net income	$2,233,681	$933,540
Denominator: Average number of common shares outstanding	1,978,932	1,970,676

Effect of dilutive stock options	5,375	7,432
	1,984,307	1,978,108
Diluted earnings per common share	$1.13	$0.47

(m)	Stock Based Compensation

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

Management of the Company has made a number of estimates and assumptions related to the reported amount of assets and liabilities, reported amount of revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. These estimates include the valuation of the Company’s accounts receivable, inventories and realizability of the deferred tax assets. Actual results could differ from those estimates.

(o)	Recently Issued Accounting Pronouncements

In December 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (Issued 6/06). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the Company, the Statement is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have any material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. The statement does not require any new fair value measurements, but for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, the Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that select different measurement attributes. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations - Revised 2007. SFAS 141 R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where is the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is in the process of analyzing the effects SFAS 141R will have on the Company’s financial statements.

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements that include an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 is effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2008. Management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

(2)	Allowance for Doubtful Accounts

A summary of the Company’s activity in the allowance for doubtful accounts is as follows:

	2007	2006

Balance, beginning	$108,372	$46,385
Provision charged to expense	81,026	88,528
Less amounts charged-off	(40,762)	(26,541)
Balance, ending	$148,636	$108,372

(3)	Inventories

Major classes of inventory are:

	2007	2006
Raw materials	$4,468,920	$3,260,897
Work in process	336,108	981,979
Finished goods	5,033,063	2,886,860
	$9,838,091	$7,129,736
Less: Reserves	(1,201,489)	(1,131,561)
	$8,636,602	$5,998,175

(4)	Contracts in Progress

Amounts included in the consolidated financial statements related to uncompleted contracts are as follows:

	Cost and Profit in Excess of Billings	Billings in Excess of Costs and Profit
November 30, 2007
Costs	$2,910,576	$375,766
Estimated earnings	648,221	105,500
	3,558,797	481,266
Less: amounts billed	(3,293,182)	(488,941)
	$265,615	$(7,675)
November 30, 2006
Costs		$104,213
Estimated earnings		8,468
		112,681
Less: amounts billed		(169,947)
		$(57,266)

(5)	Property, Plant, and Equipment

Major classes of property, plant, and equipment are:

	2007	2006
Land	$455,262	$223,509
Buildings and improvements	4,755,097	3,341,804
Construction in Progress	790,176
Manufacturing machinery and equipment	9,685,762	9,511,453
Trucks and automobiles	174,174	167,535
Furniture and fixtures	107,982	116,286
	15,968,453	13,360,587
Less accumulated depreciation	10,471,253	10,175,289
Property, plant and equipment	$5,497,200	$3,185,298

Depreciation expense totaled $347,046 and $303,754 for the fiscal years ended November 30, 2007 and 2006, respectively.

(6)	Accrued Expenses

Major components of accrued expenses are:

	2007	2006
Salaries, wages, and commissions	$562,806	$464,609
Accrued warranty expense	262,665	230,740
Other	497,537	581,598
	$1,323,008	$1,276,947

(7)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is 1 year from date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary.

Changes in the Company’s product warranty liability for the years ended November 30, 2007, and 2006 are as follows:

	2007	2006

Balance, beginning	$230,740	$131,832
Settlements made in cash or in-kind	(194,889)	(216,068)
Warranties issued	226,814	314,976
Balance, ending	$262,665	$230,740

(8)	Loan and Credit Agreements

The Company has a revolving line of credit for $3,500,000 with advances funding the working capital, letter of credit and corporate credit card needs that mature on April 30, 2008. The interest rate is West Bank’s prime interest rate, adjusted daily. Monthly interest only payments are required and the unpaid principal is due on the maturity date. Collateral consists of a first position on assets owned by the Company including, but not limited to inventories, accounts receivable, machinery and equipment. As of November 30, 2007 and 2006, the Company had borrowed $397,859 and $0 respectively, against the line of credit. The available amounts remaining on the line of credit were $3,102,141 and $3,500,000 on November 30, 2007 and 2006, respectively. Other terms and conditions of the debt with West Bank include providing monthly internally prepared financial reports including accounts receivable aging schedules and borrowing base certificates and year-end audited financial statements. The borrowing base shall limit advances from line of credit to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and 50% of work-in-process inventory plus 40% of appraisal value of machinery and equipment.

On June 7, 2007 the Company restructured its long-term debt with West Bank. The Company now has one loan for $4,100,000. The loan matures on May 1, 2017 and bears interest at the U.S. daily 5-year treasury index plus 2.75 bps fixed for 5 years and then adjusted to the prevailing same index and margin on the sixth anniversary of the loan for the balance of the term. For the first five years the interest is fixed at 7.25%. Monthly principal and interest payments in the amount of $42,500 are required compared to $50,000 with the previous three loans. A final payment of principal and accrued interest is due on May 1, 2017. The new loan is not required to be guaranteed by the USDA or by J. Ward McConnell, Jr.

The Company obtained two additional loans in 2007. Both of these loans are to finance the construction of the new facilities in Monona and Dubuque. On October 9, 2007, the Company obtained a loan for $1,330,000 that bears interest at the U.S. daily 5-year treasury index plus 2.75 bps, fixed at 7% for 5 years and then adjusted to the prevailing same index and margin on the sixth anniversary for the balance of the term. Monthly payments of $9,500 are required for principal and interest, with a final payment of accrued interest and principal due on May 1, 2017. On November 30, 2007, the Company obtained a construction loan to finance the Dubuque, Iowa facility. This loan has a principal amount of $1,500,000, however only $1,000,000 was received during the 2007 fiscal year. The loan bears interest at the U.S. daily 5-year treasury index plus 2.75 bps, fixed at 7.25% for 5 years and then adjusted to the prevailing same index and margin on the sixth anniversary for the balance of the term. On December 19, 2007, the additional $500,000 available was disbursed. Payments of $11,000 are due monthly for principal and interest, with a final accrued interest and principal payment due on May 1, 2017. Both loans are secured by unlimited guarantees of Art’s-Way Vessels, Inc. and Art’s-Way Scientific, Inc.

J. Ward McConnell, Jr. was required to personally guarantee the debt on the old loans with West Bank on an unlimited and unconditional basis. The guarantee of the term debt was reduced after the first three years to a percentage representing his ownership of the Company. Mr. McConnell’s guarantee would have been removed from the term debt in the event that his ownership interest in the Company was reduced to a level less than 20% after the first three years of the loan. The Company compensated Mr. McConnell for his personal guarantee at an annual percentage rate of 2% of the outstanding balance to be paid monthly. Guarantee fee payments to Mr. McConnell were approximately $30,000 and $60,000, for the year ended November 30, 2007, and 2006, respectively.

A summary of the Company’s term debt is as follows:

	2007	2006
West Bank loan payable in monthly installments of $17,776 including interest at Bank's prime rate plus 1.5% due May 2023 (A) (B)	$0	$1,701,843

West Bank loan payable in monthly installments of $10,000 including interest at Bank’s prime rate plus 1.5% due March 2015 (A) (B)	0	943,034

West Bank loan payable in monthly installments of $22,063 including interest at Bank’s prime rate plus 1.0% due April 2016 (A) (B)	0	1,428,054

West Bank loan payable in monthly installments of $42,500 including interest at the U.S daily 5-year treasury index plus 2.75 bps fixed for 5 years and then due May 1, 2017 (C)	3,989,684	0

West Bank loan payable in monthly installments of $9,500 including interest at the U.S daily 5-year treasury index plus 2.75 bps fixed for 5 years and then due May 1, 2017 (C)	1,330,000	0

West Bank loan payable in monthly installments of $11,000 including interest at the U.S daily 5-year treasury index plus 2.75 bps fixed for 5 years and then due May 1, 2017 (C)	1,000,000	0

Total term debt	6,319,684	4,072,931
Less current portion of term debt	250,027	220,559
Term debt, excluding current portion	$6,069,657	$3,852,372

(A) Notes are supported by a guarantee issued by the United States Department of Agriculture (USDA) for 75% of the loan amount outstanding. Collateral for these loans are primarily real estate with a second position on assets securing the line of credit. The USDA subordinates collateral rights in all assets other than real estate in an amount equal to West Bank’s other credit commitments.

(B) Covenants include, but are not limited to, restrictions on payment of dividends, debt service coverage ratio, debt/tangible net worth ratio, current ratio, limitation on capital expenditures, and tangible net worth. During the year ended November 30, 2006, the Company violated certain debt covenants that were waived.

(C) Covenants include, but are not limited to, debt service coverage ratio and debt/tangible net worth ratio. These loans are secured by real estate and unlimited guarantees of Art’s-Way Vessels, Inc. and Art’s-Way Scientific, Inc.

A summary of the minimum maturities of term debt follows for the years ending November 30:

Year:	Amount
2008	$250,027
2009	346,947
2010	354,339
2011	380,712
2012	409,049
Thereafter	4,578,610
$6,319,684

(9)	Employee Benefit Plans

The Company sponsors a defined contribution 401(k) savings plan which covers substantially all full-time employees who meet eligibility requirements. Participating employees may contribute as salary reductions a minimum of 4% of their compensation up to the limit prescribed by the Internal Revenue Code. The Company began making 25% matching contribution up to 1% of eligible compensation starting June 2005. The Company recognized an expense of $29,799 and $17,525 related to this plan during the years ended November 30, 2007 and 2006, respectively.

(10)	Stock Option Plan

On January 25, 2007 the Board of Directors adopted the 2007 Non-Employee Directors’ Stock Option Plan. Options will be granted to non-employee directors to purchase shares of common stock of the Company at a price not less than fair market value at the date the options are granted. Non-employee directors are automatically granted options to purchase 1,000 shares of common stock annually or initially upon their election to the Board, which are automatically vested. Options granted are nonqualified stock options.

On February 5, 2007 the Board of Directors adopted the 2007 Employee Stock Option Plan which was approved by the stockholders at the Annual Stockholders’ Meeting on April 26, 2007.

A summary of changes in the stock option plan is as follows:

	November 30
	2007	2006
Options outstanding at beginning of period	10,000	25,000
Granted	23,000	0
Exercised	(6,000)	(15,000)
Options outstanding at end of period	27,000	10,000
Options price range for the period	$2.75	$2.32
	To	To
	$21.14	$5.21
Options exercisable at end of period	15,000	8,750

At November 30, 2007 and 2006, the weighted-average remaining contractual life of options outstanding was 9.1 years and 6.5 years respectively, and the weighted-average exercise price was $15.20 and $3.98, respectively. The weighted-average exercise price of options granted during the year was $17.04, while the weighed-average exercise price of options exercised was $3.57. Of the number of options granted, 10,000 are fully vested with a weighted average exercise price of $13.06, and a weighed-average remaining contractual term of 6.6 years. The total compensation cost yet to be recognized due to non-vested stock options is $77,880, which shall be recognized over a weighted-average period of two years.

The per share weighted-average fair value of stock options granted during the year ended November 30, 2007 was $5.17. The fair value was calculated using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0.0%, risk-free interest rate 4.25%, expected volatility factor of 50.00% for 2007, and an expected life of one to two years.

(11)	Income Taxes

Total income tax expense (benefit) for the years ended November 30, 2007 and 2006 consists of the following:

	November 30
	2007	2006
Current expense	$941,205	$391,306
Deferred expense	204,443	92,000
	$1,145,648	$483,306

The reconciliation of the statutory Federal income tax rate and the effective tax rate are as follows:

	November 30
	2007	2006
Statutory federal income tax rate	34.0%	34.0%
Other	(0.1)	0.1
	33.9%	34.1%

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at November 30, 2007 and 2006 are presented below:

	November 30
	2007	2006
Current deferred tax assets:
Accrued expenses	$156,821	$152,000
Inventory capitalization	148,000	202,000
Asset reserves	468,734	440,000
Total current deferred tax assets	$773,555	$794,000

Non-current deferred tax assets (liabilities):
Fire Proceeds	(123,244)
Property, plant, and equipment	(82,754)	(22,000)
Total non-current deferred tax assets (liabilities)	$(205,998)	$(22,000)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years ended before November 30, 2004.

The Company shall classify interest and penalties to be paid on an underpayment of taxes as income tax expense. For the years ended November 30, 2007 and 2006 no interest or penalty amounts have been recognized in the consolidated statements of operations or the consolidated balance sheets.

(12)	Disclosures About the Fair Value of Financial Instruments

SFAS 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At November 30, 2007 and 2006, the carrying amount approximates fair value for cash, accounts receivable, accounts payable, notes payable to bank, term debt, and other current and long-term liabilities. The carrying amounts approximate fair value because of the short maturity of these instruments. The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

(13)	Litigation and Contingencies

Various legal actions and claims are pending against the Company. In the opinion of management adequate provisions have been made in the accompanying financial statements for all pending legal actions and other claims.

(14)	Purchase Obligations

The Company has a contract with Maryville Construction Co., Inc. to build the production facility in Dubuque, Iowa. The total contract is for $818,300, of which $538,356 had been billed by November 30, 2007.

(15)	2007 and 2006 Acquisition

Effective September 5, 2007, the Company acquired the product lines of Miller Pro, Victor and Badger from Miller-St. Nazianz, Inc. for a cash purchase price of approximately $2,338,000. Effective August 2, 2006, the Company acquired the operating assets of Tech Space, Inc. for a cash purchase price of approximately $1,138,000. The operating results of the acquired businesses are reflected in the Company’s consolidated statement of operations from the acquisition dates forward. The acquisitions were made to continue the Company’s growth strategy and diversify its product offerings inside and outside the agricultural industry. The purchase prices were determined based on an arms-length negotiated value. The transactions were accounted for under the purchase method of accounting, with the purchase price allocated to the individual assets acquired. (See cash flow statement supplemental disclosure)

Proforma sales and net income information for Tech Space and the acquired Miller Pro product line for 2007 and 2006 were not included, as management believes that the Companies would not have had a material impact on the Company’s financial statements.

(16)	Segment Information

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

Approximate financial information with respect to the reportable segments is as follows.

Twelve Months Ended November 30, 2007

	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$14,258,000	$4,272,000	$6,988,000	$25,518,000
Income from operations	1,687,000	916,000	1,154,000	3,757,000
Income before tax	1,433,000	635,000	1,311,000	3,379,000
Total Assets	12,941,000	2,432,000	4,594,000	19,967,000
Capital expenditures	429,000	1,102,000	1,652,000	3,183,000
Depreciation & Amortization	369,000	49,000	28,000	446,000

Twelve Months Ended November 30, 2006

	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$15,025,000	$3,797,000	$1,032,000	$19,854,000
Income from operations	1,280,000	535,000	(42,000)	1,773,000
Income before tax	1,004,000	478,000	(65,000)	1,417,000
Total Assets	10,799,000	1,736,000	2,079,000	14,614,000
Capital expenditures	925,000	50,000	0	975,000
Depreciation & Amortization	243,000	51,000	10,000	304,000

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A. CONTROLS AND PROCEDURES.

Our principal executive officer, Carrie L. Majeski, evaluated the effectiveness of our financial disclosure as of the close of our 2007 fiscal year. Based on her evaluation, the above-named officer has concluded that our disclosure controls and procedures are effective to insure that information required to be disclosed by us in our periodic and current reports filed pursuant to our reporting obligations under the Exchange Act is (a) collected and communicated to our management, including the above-named officer, to allow them to make timely decisions regarding required disclosures; and (b) recorded, processed, summarized and reported within the periods mandated by the Securities and Exchange Commission.

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed by our management during our fourth fiscal quarter of 2007 that has materially affected or is likely to materially affect our internal control over financial reporting.

Item 8B. OTHER INFORMATION.

None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by Item 9 is incorporated by reference to our definitive proxy statement relating to our 2008 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and the Board of Directors. A copy of our Code of Ethics may be obtained at no charge by writing to us at the following address: Art’s-Way Manufacturing Co., Inc. 5556 Highway 9 Armstrong, Iowa 50514.

Item 10. EXECUTIVE COMPENSATION.

The information required by Item 10 is incorporated by reference to our definitive proxy statement relating to our 2008 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 11 is incorporated by reference to our definitive proxy statement relating to our 2008 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 The information required by Item 12 is incorporated by reference to our definitive proxy statement relating to our 2008 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

Item 13. EXHIBITS.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of Art’s-Way Manufacturing Co., Inc.	1

3.2	Bylaws of Art’s-Way Manufacturing Co., Inc.	1

10.1	Asset Purchase Agreement with Miller-St. Nazianz, Inc.	*

31.1	Certificate pursuant to 17 CFR 240 13(a)-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference to the exhibit of the same number on our annual report on Form 10-K for the fiscal year ended May 27, 1989.
(*)	Filed herewith.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to our definitive proxy statement relating to our 2008 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date: February 19, 2008	/s/ Carrie L. Majeski
Carrie L. Majeski
President, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 19, 2008	/s/ Carrie L. Majeski
Carrie L. Majeski
President, Chief Executive Officer

Date: February 19, 2008	/s/ J. Ward McConnell, Jr.
J. Ward McConnell, Jr., Executive Chairman, Director

Date: February 19, 2008	/s/ David R. Castle
David R. Castle, Director

Date: February 19, 2008	/s/ Fred W. Krahmer
Fred W. Krahmer, Director

Date: February 19, 2008	/s/ James Lynch
James Lynch, Director

Date: February 19, 2008	/s/ Douglas McClellan
Douglas McClellan, Director

Date: February 19, 2008	/s/ Marc H. McConnell
Marc H. McConnell, Executive Vice Chairman, Director

Date: February 19, 2008	/s/ Thomas E. Buffamante
Thomas E. Buffamante, Director