Form 10QSB
period 2008-02-29
ARTS WAY MANUFACTURING CO INC
filed 2008-04-08
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2008

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File No. 0-5131

ART'S-WAY MANUFACTURING CO., INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE	42-0920725
(State or Other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification No.

5556 Highway 9, Armstrong, Iowa 50514
(Address of Principal Executive Offices)

(712) 864-3131
Issuer’s Telephone Number, Including Area Code

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of common shares outstanding as of March 11th, 2008: 1,986,176

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ART’S-WAY MANUFACTURING CO., INC. Consolidated Balance Sheets

	(Unaudited)
	February	November
	2008	2007
Assets
Current assets:
Cash	$4,113,189	$612,201
Accounts receivable-customers, net of allowance for doubtful
accounts of $129,423 and $148,636 in 2008 and 2007, respectively	2,758,393	3,087,781
Inventories, net	10,252,366	8,636,602
Deferred taxes	792,000	773,555
Cost and Profit in Excess of Billings	9,101	265,615
Other current assets	621,973	408,870
Total current assets	18,547,022	13,784,624
Property, plant, and equipment, net	6,005,820	5,497,200
Covenant not to Compete	285,000	300,000
Goodwill	375,000	375,000
Other Assets	-	9,771
Total assets	$25,212,842	$19,966,595
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to bank	$-	$397,859
Current portion of term debt	252,238	250,027
Accounts payable	1,873,488	1,368,988
Customer deposits	3,056,525	53,196
Billings in Excess of Cost and Profit	1,024,954	7,675
Accrued expenses	1,207,781	1,323,008
Income taxes payable	394,078	146,905
Total current liabilities	7,809,064	3,547,658
Long-term liabilities
Deferred taxes	201,010	205,998
Term debt, excluding current portion	6,523,488	6,069,657
Total liabilities	14,533,562	9,823,313
Stockholders’ equity:
Common stock - $0.01 par value. Authorized 5,000,000 shares; issued 1,986,176 and 1,984,176 shares in 2008 and 2007	19,862	19,842
Additional paid-in capital	1,887,572	1,828,427
Retained earnings	8,771,846	8,295,013
Total stockholders’ equity	10,679,280	10,143,282
Total liabilities and stockholders’ equity	$25,212,842	$19,966,595

See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC. Consolidated Statements of Operations Condensed

	Three Months Ended
	February	February
	2008	2007
Net sales	$6,748,514	$5,275,037
Cost of goods sold	4,573,192	3,776,777
Gross profit	2,175,322	1,498,260
Expenses:
Engineering	75,468	79,088
Selling	452,814	232,347
General and administrative	833,115	679,826
Total expenses	1,361,397	991,261
Income from operations	813,925	506,999
Other income (expense):
Interest expense	(122,632)	(105,971)
Other	41,779	182,689
Total other expense	(80,853)	76,718
Income before income taxes	733,072	583,717
Income tax	256,241	203,388
Net income	$476,831	$380,329
Net income per share:
Basic	0.24	0.19
Diluted	0.24	0.19

See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC. Consolidated Statements of Cash Flows Condensed

	Three Months Ended
	February	February
	2008	2007
Cash flows from operations:
Net income	$476,831	$380,329
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	43,805	1,375
(Gain) Loss on sale of property, plant, and equipment	-	334,040
Depreciation expense	124,663	75,957
Amortization expense	15,000	-
Deferred income taxes	(23,433)	-
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	329,388	(637,125)
Inventories	(1,615,764)	(828,119)
Other current assets	(213,103)	(37,282)
Insurance Receivable	248,872	(871,400)
Other, net	(239,100)	13,762
Increase (decrease) in:
Accounts payable	504,500	762,998
Contracts in progress, net	1,273,793	403,430
Customer deposits	3,003,329	1,410,053
Income taxes payable	247,173	107,005
Accrued expenses	(115,227)	(187,028)
Net cash provided by operating activities	4,060,727	927,995
Cash flows from investing activities:
Purchases of property, plant, and equipment	(633,282)	(71,101)
Net cash (used in) investing activities	(633,282)	(71,101)
Cash flows from financing activities:
Net change in line of credit	(397,859)	412,527
Payments of notes payable to bank	(43,958)	(53,724)
Proceeds from term debt	500,000	-
Proceeds from the exercise of stock options	15,360	-
Net cash provided by financing activities	73,543	358,803
Net increase in cash	3,500,988	1,215,697
Cash at beginning of period	612,201	2,072,121
Cash at end of period	$4,113,189	$3,287,818

Supplemental disclosures of cash flow information:
Cash paid/(received) during the period for:
Interest	$123,931	$105,970
Income taxes	32,500	282,000

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Account Policies

Statement Presentation

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2007. The results of operations for the three months ended February 29, 2008 are not necessarily indicative of the results for the fiscal year ending November 30, 2008.

(2)  Income Per Share

Basic net income per common share has been computed on the basis of the weighted average number of common shares outstanding. Diluted net income per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.

Basic and diluted earnings per common share have been computed based on the following as of February 29, 2008 and 2007:

	2008	2007
Basic:
Numerator, net income	$476,831	$380,329
Denominator: Average number
of common shares
outstanding	1,985,055	1,978,176
Basic earnings per
common share	$0 .24	$0.19
Diluted
Numerator, net income	$476,831	$380,329
Denominator: Average number
of common shares outstanding	1,985,055	1,978,176

Effect of dilutive stock options	10,690	254
	1,995,745	1,978,430
Diluted earnings per
common share	$0.24	$0.19

(3) Inventories

Major classes of inventory are:

	February 29, 2008	November 30, 2007
Raw materials	$6,389,118	$4,468,920
Work in process	567,062	336,108
Finished goods	4,578,231	5,033,063
	$11,534,411	$9,838,091
Less: Reserves	(1,282,045)	(1,201,489)
	$10,252,366	$8,636,602

(4) Accrued Expenses

Major components of accrued expenses are:

	February 29, 2008	November 30, 2007
Salaries, wages, and commissions	$682,767	$562,806
Accrued warranty expense	238,198	262,665
Other	286,816	497,537
	$1,207,781	$1,323,008

(5) Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is 1 year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary.

Changes in the Company’s product warranty liability for the three months ended February 29, 2008 and February 28, 2007 are as follows:

	2008	2007

Balance, beginning	$262,665	$230,740
Settlements made in cash or in-kind	(150,652)	(107,694)
Warranties issued	126,185	98,043
Balance, ending	$238,198	$221,089

(6) Loan and Credit Agreements

The Company has a revolving line of credit for $3,500,000 with advances funding the working capital, letter of credit and corporate credit card needs that mature on April 30, 2008. The interest rate is West Bank’s prime interest rate, adjusted daily. Monthly interest only payments are required and the unpaid principal is due on the maturity date. Collateral consists of a first position on assets owned by the Company including, but not limited to inventories, accounts receivable, machinery and equipment. As of February 29, 2008 and November 30, 2007, the Company had borrowed $0 and $397,859 respectively, against the line of credit. The available amounts remaining on the line of credit were $3,500,000 and $3,102,141 on February 29, 2008 and November 30, 2007, respectively. Other terms and conditions of the debt with West Bank include providing monthly internally prepared financial reports including accounts receivable aging schedules and borrowing base certificates and year-end audited financial statements. The borrowing base shall limit advances from line of credit to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and 50% of work-in-process inventory plus 40% of appraisal value of machinery and equipment.

On June 7, 2007 the Company restructured its long-term debt with West Bank. The Company now has one loan for $4,100,000. The loan matures on May 1, 2017 and bears interest at the U.S. daily 5-year treasury index plus 2.75 bps fixed for 5 years and then adjusted to the prevailing same index and margin on the fifth anniversary of the loan for the balance of the term. For the first five years the interest is fixed at 7.25%. Monthly principal and interest payments in the amount of $42,500 are required compared to $50,000 with the previous three loans. A final payment of principal and accrued interest is due on May 1, 2017.

The Company obtained two additional loans in 2007. Both of these loans are to finance the construction of the new facilities in Monona and Dubuque. On October 9, 2007, the Company obtained a loan for $1,330,000 that bears interest at the U.S. daily 5-year treasury index plus 2.75 bps, fixed at 7% for 5 years and then adjusted to the prevailing same index and margin on the fifth anniversary for the balance of the term. Monthly payments of $9,500 are required for principal and interest, with a final payment of accrued interest and principal due on May 1, 2017. On November 30, 2007, the Company obtained a construction loan to finance the Dubuque, Iowa facility. This loan has a principal amount of $1,500,000. The loan bears interest at the U.S. daily 5-year treasury index plus 2.75 bps, fixed at 7.25% for 5 years and then adjusted to the prevailing same index and margin on the fifth anniversary for the balance of the term. On December 19, 2007, the additional $500,000 available was disbursed. Payments of $11,000 are due monthly for principal and interest, with a final accrued interest and principal payment due on May 1, 2017. Both loans are secured by unlimited guarantees of Art’s Way Vessels, Inc. and Art’s Way Scientific, Inc.

Prior to the refinancing discussed above, J. Ward McConnell, Jr. was required to personally guarantee the debt on the old loans with West Bank on an unlimited and unconditional basis. The Company compensated Mr. McConnell for his personal guarantee at an annual percentage rate of 2% of the outstanding balance to be paid monthly. Guarantee fee payments to Mr. McConnell were approximately $15,000 for the quarter ended February 28, 2007.

A summary of the Company’s term debt is as follows:

	February 29, 2008	November 30, 2007

West Bank loan payable in monthly installments of $42,500 including interest at the U.S daily 5-year treasury index plus 2.75 bps fixed for 5 years and then due May 1, 2017 (A)	3,954,319	3,989,684

West Bank loan payable in monthly installments of $9,500 including interest at the U.S daily 5-year treasury index plus 2.75 bps fixed for 5 years and then due May 1, 2017 (A)	1,321,407	1,330,000

West Bank loan payable in monthly installments of $11,000 including interest at the U.S daily 5-year treasury index plus 2.75 bps fixed for 5 years and then due May 1, 2017 (A)	1,500,000	1,000,000

Total term debt	6,775,726	6,319,684

Less current portion of term debt	252,238	250,027

Term debt, excluding current portion	$6,523,488	$6,069,657

(A) Covenants include, but are not limited to, debt service coverage ratio and debt/tangible net worth ratio. These loans are secured by real estate and an unlimited guarantee of Art’s Way Vessels, Inc. and Art’s Way Scientific, Inc.

(7) Recently Issued Accounting Pronouncements

In December 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (Issued 6/06). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the Company, the Statement is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 has not had any material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. The statement does not require any new fair value measurements, but for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position FAS 157-1 and FAS 157-2 were issued in February 2008. FSP FAS 157-1 amends SFAS No. 157 to exclude pronouncements that address the fair value measurement for lease classifications from the scope of SFAS No. 157. FSP FAS 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008. This delay does not include items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Neither FSP FAS 157-1 nor FSB FAS 157-2 have had any material effect on the financial statements. SFAS No. 157 has been adopted by the Company, and has had no material impact on its financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations,” which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisistion costs as incurred and does not permit certain restructuring activities previously allowed to be recorded as a component of purchase accounting. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51,” which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not determined the effect that the adoptions of SFAS No. 160 will have on the financial results of the Company.

In December 2007, the SEC published SAB 110, Share-Based Payment. The interpretations in SAB 110 express the SEC staff's views regarding the acceptability of the use of a "simplified" method, as discussed in SAB 107, in developing an estimate of expected term of share options in accordance with FASB Statement No. 123 (Revised) Share-Based Payment. The use of the simplified method requires our option plan to be consistent with a "plain vanilla" plan and was originally permitted through December 31, 2007 under SAB 107. In December 2007, the SEC issued SAB 110, Share-Based Payment, to amend the SEC's views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with FAS No. 123(R). SAB 110 is effective for the Company beginning December 31, 2007. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life, in accordance with SAB 107, as amended by SAB 110.

In February 2007, the FASB issued SFAS No. 159, the Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that select different measurement attributes. SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 has been adopted by the Company, and has had no material impact on its financial statements.

(8) Stock Option Plan

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

(9) 2007 Acquisition

Effective September 5, 2007, the Company acquired the product lines of Miller Pro, Victor and Badger from Miller-St. Nazianz, Inc. for a cash purchase price of approximately $2,338,000. The operating results of the acquired business are reflected in the Company’s consolidated statement of operations from the acquisition date forward. The acquisition was made to continue the Company’s growth strategy and diversify its product offerings inside the agricultural industry. The purchase price was determined based on an arms-length negotiated value. The transaction was accounted for under the purchase method of accounting, with the purchase price allocated to the individual assets acquired.

(10) Segment Information

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

Approximate financial information with respect to the reportable segments is as follows.

	Three Months Ended February 29, 2008
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$4,127,000	$114,000	$2,508,000	$6,749,000
Income from operations	531,000	(236,000)	519,000	814,000
Income before tax	514,000	(263,000)	482,000	733,000
Total Assets	18,767,000	2,642,000	3,804,000	25,213,000
Capital expenditures	32,000	523,000	78,000	633,000
Depreciation & Amortization	111,000	10,000	19,000	140,000

	Three Months Ended February 28, 2007
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$3,272,000	$1,052,000	$951,000	$5,275,000
Income from operations	288,000	209,000	10,000	507,000
Income before tax	236,000	187,000	161,000	584,000
Total Assets	13,497,000	1,842,000	2,525,000	17,864,000
Capital expenditures	65,000	6,000	0	71,000
Depreciation & Amortization	60,000	12,000	4,000	76,000

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under “Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,” but they may appear in other sections as well.

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

(a)	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(i)	Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of February 29, 2008 have remained unchanged from November 30, 2007. These policies involve revenue recognition, inventory valuation and income taxes. Disclosure of these critical accounting policies is incorporated by reference under Item 6, “Management’s Discussion and Analysis” in our Annual Report on Form 10-KSB for the year ended November 30, 2007.

(ii)	Results of Operations

Net Sales

Our consolidated net sales for the first quarter of 2008 were $6,749,000, representing a 27.9% increase compared to the same period one year ago. We believe a majority of this increase was due to the increased sales of Art’s-Way Scientific, Inc. by 163.7% and Art’s-Way Manufacturing’s sales increase of 26.1%. These two increases, however, were offset by Art’s-Way Vessel’s decrease in net sales of 89.2%. Art’s-Way Manufacturing had revenues totaling $4,127,074 for the three months just ended, compared to $3,272,484 for the same period in 2007. We believe this increase in sales for Art’s-Way Manufacturing was largely due to the 38.65% increase in sales of our grinder mixers. Art’s-Way Vessels had revenues totaling $113,414 for the three months just ended, compared to $1,051,596 for the same period in 2007. We believe this decrease at Art’s-Way Vessels is primarily due to the interruption of operations during the process of moving into our new facility. Art’s Way Scientific has revenues totaling $2,508,026 for the three months just ended, compared to $950,957 for the same period in 2007. On January 16, 2007, Art’s-Way Scientific suffered the loss of the Monona manufacturing facility to fire. The growth in revenues at Art’s-Way Scientific is primarily due to resuming full operations in our newly constructed manufacturing facility. Consolidated gross profit increased during the quarter to 32.2% compared to 28.4% in 2007.

Expenses

Consolidated operating expenses for the quarter increased $370,000 compared to 2007. As a percent of sales, operating expenses increased by 1.4 percentage points- 20.2% in 2008 compared to 18.8% in 2007. Art’s-Way Manufacturing’s year to date operating expense as a percentage of sales was 25.6%, Art’s-Way Vessels was 95.2% and Art’s-Way Scientific was 7.8%.

General and administrative expenses for the quarter increased $153,000 as compared to 2007. Year to date general and administrative expenses as a percentage of sales was 12.3% compared to 12.9% in 2007.

Engineering expenses are down $3,600 for the quarter compared to the same quarter in 2007. As a percent of sales, engineering expenses are down from 1.5% to 1.1%.

Selling expenses were up for the quarter by $220,000 compared to the same quarter in 2007. As a percent of sales, selling expenses increased from 4.4% in 2007 to 6.7% in 2008. The majority of the increase is due to additional sales staff and trade show expenses for the Miller Pro product line.

Interest expense for the first quarter increased due to the addition of a $1,500,000 loan and a $1,330,000 loan in the fourth quarter of 2007. Other income decreased by $141,000 in the first quarter of 2008 compared to the same period in 2007. The decrease is primarily due to the gain recognized for the fire in Monona in 2007.

Order Backlog

The consolidated order backlog as of March 2008 is $20,864,000 compared to $12,112,000 one year ago. Art’s-Way Manufacturing’s order backlog as of March is $15,324,000 compared to $3,899,000 in 2007. Art’s-Way Vessels backlog is $83,000 compared to $2,149,000 in 2007. Our lease for our Dubuque facility for Art’s-Way Vessels expired on October 4, 2007, and we moved into our newly constructed facility in February 2008. We are currently finishing the installation of key machinery, and anticipate resuming normal operations in April 2008. Art’s-Way Scientific’s backlog is $5,457,000 as of compared to $6,064,000 in 2007. In 2007, the backlog at Art’s-Way Scientific included orders that had been destroyed by fire during production.

Property

The Company’s new production facility for Art’s-Way Vessels is located in the same Industrial Park in Dubuque, Iowa. Construction is expected to be completed in April of 2008. The facility is 35,000 square feet and is expected to cost approximately $2,000,000. Art’s-Way Vessels has lost a number of employees but is working on having a full staff by the time we expect to resume complete operations in April.

(iii)	Liquidity and Capital Resources

Our main source of funds year to date came from customer deposits which increased by $3,003,000 over our 2007 year end. This is a traditional increase for us, as our beet programs run in the first quarter and we offer discounts to our customers for making down payments on their orders. Art’s Way Scientific is working on two large projects that increased contracts in progress by $1,274,000, which also increased our funds available. The majority of the cash used by operations was due to the increased purchasing for Miller Pro inventory items, as well as the early purchase of steel for production of beet harvesting equipment. Another significant use of cash was the expenditures for plant and equipment, primarily due to the construction of the manufacturing facility in Dubuque.

See note 6 of the notes to the consolidated condensed financial statements for a discussion of our credit facilities.

(b)	Off Balance Sheet Arrangements.

None.

Item 3

CONTROLS AND PROCEDURES

Senior management, including the Chief Executive Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure; and (b) recorded, processed, summarized and reported, within the time specified in the SEC’s rules and forms. Since that evaluation process was completed, there have been no significant changes in our disclosure controls or in other factors that could significantly affect these controls.

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

ITEM 2. Unregistered Sales of Equity Securities

Options Exercised

On December 13, 2007, our director, James Lynch, exercised options to purchase 1,000 shares which were granted under our 2007 Non-employee Directors’ Stock Option Plan. The exercise price of 1,000 shares was $7.68 per share. The total exercise price of Mr. Lynch’s options was $7,680, which was paid in cash to the company.

On February 27, 2008, our Executive Chairman, J. Ward McConnell, Jr., exercised options to purchase 1,000 shares which were granted under our 2007 Non-employee Directors’ Stock Option Plan. The exercise price of the 1,000 shares was $7.68 per share. The total exercise price of Mr. McConnell’s options was $7,680, which was paid in cash to the company.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

See Exhibit Index on page 16 of this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ART'S-WAY MANUFACTURING CO., INC.

By:  /s/ Carrie L. Majeski

Carrie L.Majeski
Chief Executive Officer/President
(principal executive and financial officer)
Date: April 8, 2008

Exhibits Index

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