Form 10QSB
period 2008-05-31
ARTS WAY MANUFACTURING CO INC
filed 2008-07-15
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2008

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

Number of common shares outstanding as of June 4, 2008: 1,986,176

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Balance Sheets

	(Unaudited)
	May	November
	2008	2007
Assets
Current assets:
Cash	$1,229,140	$612,201
Accounts receivable-customers, net of allowance for doubtful accounts of $212,723 and $148,636 in 2008 and 2007, respectively	3,770,351	3,087,781
Inventories, net	14,210,344	8,636,602
Deferred taxes	805,000	773,555
Cost and Profit in Excess of Billings	55,006	265,615
Other current assets	677,941	408,870
Total current assets	20,747,782	13,784,624
Property, plant, and equipment, net	6,408,051	5,497,200
Covenant not to Compete	270,000	300,000
Goodwill	375,000	375,000
Other Assets	8,795	9,771
Total assets	$27,809,628	$19,966,595
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to bank	$2,407,939	$397,859
Current portion of term debt	415,616	250,027
Accounts payable	1,485,560	1,368,988
Customer deposits	3,249,616	53,196
Billings in Excess of Cost and Profit	634,002	7,675
Accrued expenses	1,252,417	1,323,008
Income taxes payable	61,516	146,905
Total current liabilities	9,506,666	3,547,658
Long-term liabilities
Deferred taxes	387,000	205,998
Term debt, excluding current portion	6,296,611	6,069,657
Total liabilities	16,190,277	9,823,313
Stockholders’ equity:
Common stock – $0.01 par value. Authorized 5,000,000 shares; issued 1,986,176 and 1,984,176 shares in 2008 and 2007	19,862	19,842
Additional paid-in capital	1,938,590	1,828,427
Retained earnings	9,660,899	8,295,013
Total stockholders’ equity	11,619,351	10,143,282
Total liabilities and stockholders’ equity	$27,809,628	$19,966,595

See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Operations
Condensed

	Three Months Ended		Year to Date
	May 31,	May 31,	May 31,	May 31,
	2008	2007	2008	2007
Net sales	$7,686,553	$5,699,168	$14,435,067	$10,974,205
Cost of goods sold	5,247,976	4,014,104	9,821,168	7,790,881
Gross profit	2,438,577	1,685,064	4,613,899	3,183,324
Expenses:
Engineering	74,208	135,021	149,676	214,109
Selling	424,916	220,704	877,730	453,051
General and administrative	900,258	591,076	1,733,373	1,270,902
Total expenses	1,399,382	946,801	2,760,779	1,938,062
Income from operations	1,039,195	738,263	1,853,120	1,245,262
Other income (expense):
Interest expense	(143,657)	(72,240)	(266,289)	(178,211)
Other	393,935	171,264	435,714	353,953
Total other income	250,278	99,024	169,425	175,742
Income before income taxes	1,289,473	837,287	2,022,545	1,421,004
Income tax	400,428	279,157	656,659	482,545
Net income	$889,045	$558,130	$1,365,886	$938,459
Net income per share:
Basic	0.45	0.28	0.69	0.47
Diluted	0.45	0.28	0.68	0.47

See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Cash Flows
Condensed

	Year To Date
	May	May
	2008	2007
Cash flows from operations:
Net income	$1,365,886	$938,459
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	94,823	2,750
(Gain) Loss on disposal of property, plant, and equipment	(399,449)	(698,884)
Depreciation expense	250,222	169,594
Amortization expense	30,000	-
Deferred income taxes	149,557	122,341
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(682,570)	33,884
Inventories	(5,573,742)	(2,323,004)
Other current assets	(118,494)	(17,334)
Other, net	977	15,802
Increase (decrease) in:
Accounts payable	116,572	420,748
Contracts in progress, net	836,936	(68,564)
Customer deposits	3,196,420	1,687,206
Income taxes payable	(85,389)	(119,570)
Accrued expenses	(70,591)	(240,506)
Net cash (used in) operating activities	(888,842)	(77,078)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,161,074)	(163,793)
Proceeds from insurance recoveries	248,872	499,999
Net cash provided by (used in) investing activities	(912,202)	336,206
Cash flows from financing activities:
Net change in line of credit	2,010,080	93,531
Payments of notes payable to bank	(107,457)	(90,760)
Proceeds from term debt	500,000	-
Proceeds from the exercise of stock options	15,360	-
Net cash provided by financing activities	2,417,983	2,771
Net increase in cash	616,939	261,899
Cash at beginning of period	612,201	2,072,121
Cash at end of period	$1,229,140	$2,334,020
Supplemental disclosures of cash flow information:
Cash paid/(received) during the period for:
Interest	$254,706	$208,308
Income taxes	592,500	685,779

Supplemental disclosures of noncash investing activities:
Proceeds from insurance recoveries	$-	$499,999
Insurance recoveries receivable	399,449	982,506
Net book value of assets destroyed
Property, plant and equipment	-	(334,041)
Cost incurred on contracts in progress	-	(379,375)
Inventories	-	(70,205)
Gain on insurance recovery	$399,449	$698,884

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Account Policies

Statement Presentation

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2007. The results of operations for the six months ended May 31, 2008 are not necessarily indicative of the results for the fiscal year ending November 30, 2008.

(2)	Income Per Share

Basic net income per common share has been computed on the basis of the weighted average number of common shares outstanding. Diluted net income per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.

Basic and diluted earnings per common share have been computed based on the following as of May 31, 2008 and 2007:

	For the three months ended
	May 31, 2008	May 31, 2007
Basic:
Numerator, net income	$889,045	$558,130
Denominator: Average number of common shares outstanding	1,986,176	1,978,176
Basic earnings per common share	$0.45	$0.28
Diluted
Numerator, net income	$889,045	$558,130
Denominator: Average number of common shares outstanding	1,986,176	1,978,176

Effect of dilutive stock options	6,278	5,006
	1,992,454	1,983,182
Diluted earnings per common share	$0.45	$0.28

	For the six months ended
	May 31, 2008	May 31, 2007
Basic:
Numerator, net income	$1,365,886	$938,459
Denominator: Average number of common shares outstanding	1,985,619	1,978,176
Basic earnings per common share	$0.69	$0.47
Diluted
Numerator, net income	$1,365,886	$938,459
Denominator: Average number of common shares outstanding	1,985,619	1,978,176

Effect of dilutive stock options	9,436	4,438
	1,995,055	1,982,614
Diluted earnings per common share	$0.68	$0.47

(3)	Inventories

Major classes of inventory are:

	May 31, 2008	November 30, 2007
Raw materials	$10,390,195	$4,468,920
Work in process	917,188	336,108
Finished goods	4,935,293	5,033,063
	$16,242,676	$9,838,091
Less: Reserves	(2,032,332)	(1,201,489)
	$14,210,344	$8,636,602

(4)	Accrued Expenses

Major components of accrued expenses are:

	May 31, 2008	November 30, 2007
Salaries, wages, and commissions	$608,919	$562,806
Accrued warranty expense	240,141	262,665
Other	403,357	497,537
	$1,252,417	$1,323,008

(5)	Product Warranty

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

Changes in the Company’s product warranty liability for the three and six months ended May 31, 2008 and May 31, 2007 are as follows:

	Three Months Ended
	May 31, 2008	May 31, 2007

Balance, beginning	$238,198	$221,089
Settlements made in cash or in-kind	(85,718)	(11,125)
Warranties issued	87,661	43,889
Balance, ending	$240,141	$253,853

	Six Months Ended
	May 31, 2008	May 31, 2007

Balance, beginning	$262,665	$230,740
Settlements made in cash or in-kind	(262,478)	(118,819)
Warranties issued	239,954	141,932
Balance, ending	$240,141	$253,853

(6)	Loan and Credit Agreements

The Company has a revolving line of credit for $3,500,000 with advances funding the working capital, letter of credit and corporate credit card needs that mature on April 30, 2009. The interest rate is West Bank’s prime interest rate, adjusted daily. Monthly interest only payments are required and the unpaid principal is due on the maturity date. Collateral consists of a first position on assets owned by the Company including, but not limited to inventories, accounts receivable, machinery and equipment. As of May 31, 2008 and November 30, 2007, the Company had borrowed $2,407,939 and $397,859 respectively, against the line of credit. The available amounts remaining on the line of credit were $1,092,061 and $3,102,141 on May 31, 2008 and November 30, 2007, respectively. Other terms and conditions of the debt with West Bank include providing monthly internally prepared financial reports including accounts receivable aging schedules and borrowing base certificates and year-end audited financial statements. The borrowing base shall limit advances from line of credit to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and 50% of work-in-process inventory plus 40% of appraisal value of machinery and equipment.

On June 7, 2007 the Company restructured its long-term debt with West Bank. The Company now has one loan for $4,100,000. The loan was written to mature on May 1, 2017 and bore interest at the U.S. daily 5-year treasury index plus 2.75 bps fixed for 5 years and was set to adjust to the prevailing same index and margin on the fifth anniversary of the loan for the balance of the term. On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate, and payments. The loan, with a principal amount of $3,898,161, will now mature on May 1, 2013 and bears interest at 5.75%. Monthly principal and interest payments in the amount of $42,500 are required, with a final payment of principal and accrued interest due on May 1, 2013.

The Company obtained two additional loans in 2007. Both of these loans were to finance the construction of the new facilities in Monona and Dubuque. On October 9, 2007, the Company obtained a loan for $1,330,000 that bore interest at the U.S. daily 5-year treasury index plus 2.75 bps, fixed at 7% for 5 years and then adjusted to the prevailing same index and margin on the fifth anniversary for the balance of the term. On May 1, 2008 the terms of this loan were changed to modify the maturity date, interest rate, and payments. On May 1, 2008, the principal amount of the loan was $1,316,003. The new terms changed the maturity date to May 1, 2013 and the interest rate is now 5.75%. Monthly payments of $11,000 are required for principal and interest, with a final payment of accrued interest and principal due on May 1, 2013.

On November 30, 2007, the Company obtained a construction loan to finance the Dubuque, Iowa facility. This loan has a principal amount of $1,500,000. The loan bore interest at the U.S. daily 5-year treasury index plus 2.75 bps, fixed at 7.25% for 5 years and then was written to adjust to the prevailing same index and margin on the fifth anniversary for the balance of the term. On December 19, 2007, the additional $500,000 available was disbursed. On May 1, 2008 the terms of this loan were changed to modify the maturity date, interest rate, and payments. On May 1, 2008, the principal amount of the loan was $1,498,063. The new terms changed the maturity date to May 1, 2013 and the interest rate is now 5.75%. Payments of $12,550 are due monthly for principal and interest, with a final accrued interest and principal payment due on May 1, 2013. Both loans are secured by unlimited guarantees of Art’s Way Vessels, Inc. and Art’s Way Scientific, Inc.

Prior to the refinancing discussed above, J. Ward McConnell, Jr. was required to personally guarantee the debt on the old loans with West Bank on an unlimited and unconditional basis. The Company compensated Mr. McConnell for his personal guarantee at an annual percentage rate of 2% of the outstanding balance to be paid monthly. Guarantee fee payments to Mr. McConnell were approximately $30,000 for the six months ended May 31, 2007.

A summary of the Company’s term debt is as follows:

	May 31, 2008	November 30, 2007

West Bank loan payable in monthly installments of $42,500 including interest at 5.75% due May 1, 2013 (A)	3,898,161	3,989,684

West Bank loan payable in monthly installments of $11,000 including interest at 5.75% due May 1, 2013(A)	1,316,003	1,330,000

West Bank loan payable in monthly installments of $12,550 including interest at 5.75% due May 1, 2013 (A)	1,498,063	1,000,000
Total term debt	6,712,227	6,319,684
Less current portion of term debt	415,616	250,027
Term debt, excluding current portion	$6,296,611	$6,069,657

(A) Covenants include, but are not limited to, debt service coverage ratio and debt/tangible net worth ratio. These loans are secured by real estate and an unlimited guarantee of Art’s-Way Vessels, Inc. and Art’s-Way Scientific, Inc.

The Company was in compliance with all debt covenants as of May 31, 2008.

(7)	Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (Issued 6/06). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. For the Company, the Statement is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 has not had any material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. The statement does not require any new fair value measurements, but for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position FAS 157-1 and FAS 157-2 were issued in February 2008. FSP FAS 157-1 amends SFAS No. 157 to exclude pronouncements that address the fair value measurement for lease classifications from the scope of SFAS No. 157. FSP FAS 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008. This delay does not include items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The applicable elements of FAS 157 that are currently effective have been adopted by the Company without a material impact on the financial statements. The elements of FAS 157 that are not yet effective are not expected to have a material impact on the financial statements.

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

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not determined the effect that the adoptions of SFAS No. 160 will have on the financial results of the Company.

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

On January 25, 2007 the Board of Directors adopted the 2007 Non-Employee Directors’ Stock Option Plan, which was approved by the stockholders at the Annual Stockholders’ Meeting on April 24, 2008. Options will be granted to non-employee directors to purchase shares of common stock of the Company at a price not less than fair market value at the date the options are granted. Non-employee directors are automatically granted options to purchase 1,000 shares of common stock annually or initially upon their election to the Board, which are automatically vested. Options granted are nonqualified stock options.

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

Approximate financial information with respect to the reportable segments is as follows.

Three Months Ended May 31, 2008
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$5,066,000	$90,000	$2,531,000	$7,687,000
Income from operations	760,000	(224,000)	503,000	1,039,000
Income before tax	685,000	(273,000)	877,000	1,289,000
Total Assets	20,622,000	2,633,000	4,555,000	27,810,000
Capital expenditures	300,000	187,000	41,000	528,000
Depreciation & Amortization	108,000	10,000	22,000	140,000

Three Months Ended May 31, 2007
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$3,102,000	$1,203,000	$1,394,000	$5,699,000
Income from operations	98,000	320,000	320,000	738,000
Income before tax	93,000	298,000	446,000	837,000
Total Assets	13,031,000	2,098,000	2,677,000	17,806,000
Capital expenditures	71,000	11,000	11,000	93,000
Depreciation & Amortization	69,000	13,000	12,000	94,000

Six Months Ended May 31, 2008
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$9,193,000	$203,000	$5,039,000	$14,435,000
Income from operations	1,291,000	(460,000)	1,022,000	1,853,000
Income before tax	1,198,000	(536,000)	1,360,000	2,022,000
Total Assets	20,622,000	2,633,000	4,555,000	27,810,000
Capital expenditures	332,000	710,000	119,000	1,161,000
Depreciation & Amortization	219,000	20,000	41,000	280,000

Six Months Ended May 31, 2007
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$6,374,000	$2,254,000	$2,346,000	$10,974,000
Income from operations	386,000	530,000	329,000	1,245,000
Income before tax	329,000	486,000	606,000	1,421,000
Total Assets	13,031,000	2,098,000	2,677,000	17,806,000
Capital expenditures	116,000	17,000	31,000	164,000
Depreciation & Amortization	129,000	25,000	16,000	170,000

(11)	Subsequent Events

The Board of Directors announced a two-for-one stock split with a record date of July 23, 2008. The stock begins trading on the split-adjusted basis on July 30, 2008. The Board of Directors has also approved a $0.06 per share dividend for all stockholders of record on November 15, 2008, which will be paid on or before November 30, 2008.

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

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of May 31, 2008 have remained unchanged from November 30, 2007. These policies involve revenue recognition, inventory valuation and income taxes. Disclosure of these critical accounting policies is incorporated by reference under Note 1 of the financial statements in our Annual Report on Form 10-KSB for the year ended November 30, 2007.

(ii)	Results of Operations

Net Sales

Our consolidated net sales for the six months ended were $14,435,000, representing a 31.5% increase compared to the same period one year ago. Net sales for the quarter ended May 31, 2008 increased by $1,987,000 over the same period in 2007, representing a 34.9% increase. We believe a majority of this increase for the six month period was due to the increased sales of Art’s-Way Scientific, Inc. by 114.8% and Art’s-Way Manufacturing’s sales increase of 44.2%. These two increases, however, were offset by Art’s-Way Vessels’ decrease in net sales of 91.0%. Art’s-Way Manufacturing had revenues totaling $9,193,000 for the six months just ended, compared to $6,374,000 for the same period in 2007. The increase in sales for Art’s-Way Manufacturing was largely due to the $1,440,000 year-to-date sales from the Miller Pro product line. Art’s-Way Vessels had revenues totaling $203,000 for the six months just ended, compared to $2,254,000 for the same period in 2007. Construction of the facility in Dubuque was recently completed. Installation of key equipment is nearly complete, and Art’s-Way Vessels is beginning to resume normal operations. Art’s-Way Vessels has also been manufacturing trailers for Art’s-Way Scientific and is preparing to manufacture graders for Art’s-Way Manufacturing. Art’s Way Scientific has revenues totaling $5,039,000 for the six months just ended, compared to $2,346,000 for the same period in 2007. On January 16, 2007, Art’s-Way Scientific suffered the loss of the Monona manufacturing facility to fire. The growth in revenues at Art’s-Way Scientific is primarily due to resuming full operations in our newly constructed manufacturing facility. Consolidated year-to-date gross profit increased to 32.0% compared to 29.0% in 2007.

Expenses

Consolidated operating expenses for the six months just ended increased $823,000 compared to 2007. As a percent of sales, operating expenses increased by 1.4% for the six months just ended, up from 17.7% in 2007 to19.1% in 2008. Art’s-Way Manufacturing’s year-to-date operating expenses as a percentage of sales were 22.5%, Art’s-Way Vessels’ were 126.7% and Art’s-Way Scientific’s were 8.8%.

General and administrative expenses for the quarter increased $309,000 as compared to the same period in 2007. Much of this increase is due to the addition of administrative staff. Year-to-date general and administrative expenses as a percentage of sales were 12.0% compared to 11.6% in 2007.

Engineering expenses are down $64,000 for the six months ended, and $61,000 for the three months ended, compared to the same period in 2007. As a percent of sales, year to date engineering expenses are down from 1.9% in 2007 to 1.0% in 2008.

Selling expenses are up for the six months ended by $425,000 compared to the same period in 2007. Of this increase, $204,000 is due to the second quarter alone. As a percent of sales, year-to-date selling expenses increased from 4.1% in 2007 to 6.1% in 2008. The majority of the increase is due to additional sales staff and trade show expenses for the Miller Pro product line.

Interest expense for the six months ended increased by $88,000 due to the addition of a $1,500,000 loan and a $1,330,000 loan in the fourth quarter of 2007.

Other income increased by $82,000 in the six months ended May 31, 2008 compared to the same period in 2007. The increase is primarily due to the gains recognized for the fire in Monona in 2007 and 2008, which was included under the caption “Other” on the Consolidated Statement of Operations. The accounting for fire recoveries increased the modular buildings segment and consolidated results by $399,000 in 2008. As of May 31, 2008, portions of the insurance settlement for the fire are still pending.

Order Backlog

The consolidated order backlog as of June 2008 is $20,531,000 compared to $12,105,000 one year ago. Art’s-Way Manufacturing’s order backlog as of June 2008 is $13,785,000 compared to $4,325,000 in 2007. Art’s-Way Vessels backlog is $33,000 in 2008 compared to $1,682,000 in 2007. Our lease for our Dubuque facility for Art’s-Way Vessels expired on October 4, 2007, and we moved into our newly constructed facility in February 2008. We are currently preparing to manufacture graders for Art’s-Way Manufacturing, and anticipate resuming full vessel production in August 2008. Art’s-Way Scientific’s backlog is $6,713,000 as of June 2008 compared to $6,097,000 in 2007. In 2007, the backlog at Art’s-Way Scientific included orders that had been destroyed by fire during production.

Seasonality

Customer deposits are typically high during the first two quarters, as we offer discounts to customers who make down payments on their orders from our beet product lines. Inventory is also high during these quarters due to the purchasing of raw materials for our beet equipment.

Trends and Uncertainties

The price of steel influences our cost of goods sold for Art’s-Way Manufacturing and Art’s-Way Vessels. In 2005, we experienced challenges due to a sharp increase in the price of steel. Although we are not currently seeing any adverse effects due to the price of steel, continued increases may have a negative impact on our cost of goods sold.

Similar to other farm equipment manufacturers, we are affected by items unique to the farm industry, including items such as fluctuations in farm income resulting from the change in commodity prices, crop damage caused by weather and insects, government farm programs, interest rates, and other unpredictable variables.

(iii)	Liquidity and Capital Resources

Our main source of funds year-to-date came from customer deposits which increased by $3,200,000 over our 2007 year end. This is a traditional increase for us, as our beet programs run in the first quarter and we offer discounts to our customers for making down payments on their orders. Art’s-Way Scientific is working on two large projects that have provided cash as the result of customer advance payments on contracts in progress. The majority of the cash used by operations was due to the increased purchasing for Miller Pro inventory items, as well as the early purchase of steel for production of beet harvesting equipment. Another significant use of cash was the expenditures for plant and equipment, primarily due to the construction of the manufacturing facility in Dubuque, and the purchase of a plasma cutting machine in Armstrong.

See note 6 of the notes to the consolidated condensed financial statements for a discussion of our credit facilities, as such facilities provided additional cash to finance the above mentioned items.

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held April 24, 2008, the following individuals were elected to our Board of Directors to hold office until the next annual meeting or until their successors are elected and qualified, with the following votes in favor of election:

	FOR	WITHHELD
Thomas E. Buffamante	1,833,313	15,904
David R. Castle	1,833,313	15,904
Fred W. Krahmer	1,833,284	15,923
James Lynch	1,833,313	15,904
Douglas McClellan	1,833,313	15,904
J. Ward McConnell, Jr.	1,814,450	34,757
Marc H. McConnell	1,817,881	31,326

The stockholders approved the Art’s-Way Manufacturing Co., Inc.’s 2007 Non-Employee Director’s Stock Option plan.

Total number of shares voted in favor:	1,233,691
Total number of shares voted against:	44,011
Total number of abstentions:	10,197
Total number of broker non-votes:	561,308

The stockholders ratified the selection of Eide Bailly, LLP as independent public accountants for the year ending November 30, 2008.

Total number of shares voted in favor:	1,821,659
Total number of shares voted against:	15,453
Total number of abstentions:	12,095
Total number of broker non-votes:	0

ITEM 5. Other Information

None.

ITEM 6. Exhibits

See Exhibit Index on page 19 of this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ART'S-WAY MANUFACTURING CO., INC.

By:	/s/ Carrie L. Majeski
Carrie L.Majeski
Chief Executive Officer/President (principal executive and financial officer)

Date: July 15, 2008

Exhibits Index

Exhibit No.	Description	Method of Filing

3.1	Articles of Incorporation of Art’s-Way Manufacturing Co., Inc.	1

3.2	Bylaws of Art’s-Way Manufacturing Co., Inc.	1

10.1	Change in Terms Agreement dated May 1, 2008.	*

10.2	Change in Terms Agreement dated May 1, 2008.	*

10.3	Change in Terms Agreement dated May 1, 2008.	*

31.1	Certificate pursuant to 17 CFR 240 13(a)-14(a)	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

(1)	Incorporated by reference to the exhibit of the same number on our annual report on Form 10-K for the fiscal year ended May 27, 1989.
(*)	Filed herewith.