Form 10QSB
period 2008-08-31
ARTS WAY MANUFACTURING CO INC
filed 2008-10-07
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2008

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

Number of common shares outstanding as of September 11, 2008: 3,974,352

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Balance Sheets

	(Unaudited)
	August	November
	2008	2007
Assets
Current assets:
Cash	$295,066	$612,201
Accounts receivable-customers, net of allowance for doubtful accounts of $225,286 and $148,636 in 2008 and 2007, respectively	3,247,616	3,087,781
Inventories, net	14,044,011	8,636,602
Deferred taxes	850,000	773,555
Cost and Profit in Excess of Billings	582,221	265,615
Other current assets	243,799	408,870
Total current assets	19,262,713	13,784,624
Property, plant, and equipment, net	6,689,044	5,497,200
Covenant not to Compete	255,000	300,000
Goodwill	375,000	375,000
Other Assets	8,308	9,771
Total assets	$26,590,065	$19,966,595
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to bank	$2,151,943	$397,859
Current portion of term debt	421,602	250,027
Accounts payable	2,830,874	1,368,988
Customer deposits	441,463	53,196
Billings in Excess of Cost and Profit	407,394	7,675
Accrued expenses	1,430,493	1,323,008
Income taxes payable	47,500	146,905
Total current liabilities	7,731,269	3,547,658
Long-term liabilities
Deferred taxes	430,000	205,998
Term debt, excluding current portion	6,190,627	6,069,657
Total liabilities	14,351,896	9,823,313
Stockholders’ equity:
Common stock – $0.005 par value. Authorized 5,000,000 shares; issued 3,974,352 and 3,968,352 shares in 2008 and 2007	19,872	19,842
Additional paid-in capital	2,019,010	1,828,427
Retained earnings	10,199,287	8,295,013
Total stockholders’ equity	12,238,169	10,143,282
Total liabilities and stockholders’ equity	$26,590,065	$19,966,595

See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Operations
Condensed

	Three Months Ended		Year to Date
	August 31,	August 31,	August 31,	August 31,
	2008	2007	2008	2007
Net sales	$9,420,696	$8,191,523	$23,855,763	$19,165,728
Cost of goods sold	7,214,281	5,410,688	17,035,449	13,201,569
Gross profit	2,206,415	2,780,835	6,820,314	5,964,159
Expenses:
Engineering	110,031	59,401	259,707	273,510
Selling	495,658	297,522	1,373,388	750,573
General and administrative	730,242	575,348	2,463,615	1,846,250
Total expenses	1,335,931	932,271	4,096,710	2,870,333
Income from operations	870,484	1,848,564	2,723,604	3,093,826
Other income (expense):
Interest expense	(133,164)	(154,440)	(399,453)	(332,651)
Other	69,992	(177,309)	505,706	176,644
Total other income	(63,172)	(331,749)	106,253	(156,007)
Income before income taxes	807,312	1,516,815	2,829,857	2,937,819
Income tax	268,923	586,767	925,582	1,069,312
Net income	$538,389	$930,048	$1,904,275	$1,868,507
Net income per share:
Basic	0.14	0.24	0.48	0.47
Diluted	0.13	0.23	0.48	0.47

See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Cash Flows
Condensed

	Year To Date
	August	August
	2008	2007
Cash flows from operations:
Net income	$1,904,275	$1,868,507
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Stock based compensation	145,851	42,766
(Gain) Loss on disposal of property, plant, and equipment	(418,269)	(329,258)
Depreciation expense	392,233	244,112
Amortization expense	45,000	-
Fire loss of operating supplies	-	(364,409)
Deferred income taxes	147,557	155,349
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(159,835)	(421,627)
Inventories	(5,407,409)	(1,561,847)
Other current assets	(83,801)	(30,602)
Other, net	1,464	110,240
Increase (decrease) in:
Accounts payable	1,461,886	280,335
Contracts in progress, net	83,113	(223,590)
Customer deposits	388,267	(141,653)
Income taxes payable	(99,405)	13,181
Accrued expenses	107,485	199,318
Net cash (used in) operating activities	(1,491,588)	(159,178)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,584,079)	(1,269,618)
Proceeds from insurance recoveries	666,591	1,233,633
Proceeds from sale of property, plant, and equipment	550	-
Net cash (used in) investing activities	(916,938)	(35,985)
Cash flows from financing activities:
Net change in line of credit	1,754,084	390,531
Payments of notes payable to bank	(207,455)	(27,185)
Proceeds from term debt	500,000	-
Proceeds from the exercise of stock options	44,762	-
Net cash provided by financing activities	2,091,391	363,346
Net increase (decrease) in cash	(317,135)	168,183
Cash at beginning of period	612,201	2,072,121
Cash at end of period	$295,066	$2,240,304

Supplemental disclosures of cash flow information:
Cash paid/(received) during the period for:
Interest	$366,821	$330,534
Income taxes	877,380	863,129

Supplemental disclosures of noncash investing activities:
Proceeds from insurance recoveries	$666,591	$1,233,633
Insurance recoveries receivable	-	248,872
Gains recognized in previous years	(248,872)
Net book value of assets destroyed
Property, plant and equipment	-	(339,258)
Cost incurred on contracts in progress	-	(379,375)
Cost incurred for plant supplies		(364,409)
Inventories	-	(70,205)
Gain on insurance recovery	$417,719	$329,258

Non cash financing activity:
Refinanced existing debt with West Bank		$4,100,000.00

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Account Policies

Statement Presentation

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2007. The results of operations for the nine months ended August 31, 2008 are not necessarily indicative of the results for the fiscal year ending November 30, 2008.

(2)  Income Per Share

Basic net income per common share has been computed on the basis of the weighted average number of common shares outstanding. Diluted net income per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.

Basic and diluted earnings per common share have been computed based on the following as of August 31, 2008 and 2007:

	For the three months ended
	August 31, 2008	August 31, 2007
Basic:
Numerator, net income	$538,389	$930,048
Denominator: Average number of common shares outstanding	3,972,548	3,956,352
Basic earnings per common share	$0.14	$0.24
Diluted
Numerator, net income	$538,389	$930,048
Denominator: Average number of common shares outstanding	3,972,548	3,956,352

Effect of dilutive stock options	17,332	19,552
	3,989,880	3,975,904
Diluted earnings per common share	$0.13	$0.23

	For the nine months ended
	August 31, 2008	August 31, 2007
Basic:
Numerator, net income	$1,904,275	$1,868,507
Denominator: Average number of common shares outstanding	3,971,676	3,956,352
Basic earnings per common share	$0.48	$0.47
Diluted
Numerator, net income	$1,904,275	$1,868,507
Denominator: Average number of common shares outstanding	3,971,676	3,956,352

Effect of dilutive stock options	22,348	10,498
	3,994,024	3,966,850
Diluted earnings per common share	$0.48	$0.47

Shares and per share data have been adjusted to reflect the two for one stock split effective July 30, 2008.

(3) Inventories

Major classes of inventory are:

	August 31, 2008	November 30, 2007
Raw materials	$9,505,292	$4,468,920
Work in process	1,378,488	336,108
Finished goods	4,777,655	5,033,063
	$15,661,435	$9,838,091
Less: Reserves	(1,617,424)	(1,201,489)
	$14,044,011	$8,636,602

(4) Accrued Expenses

Major components of accrued expenses are:

	August 31, 2008	November 30, 2007
Salaries, wages, and commissions	$868,757	$562,806
Accrued warranty expense	324,415	262,665
Other	237,321	497,537
	$1,430,493	$1,323,008

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

Changes in the Company’s product warranty liability for the three and nine months ended August 31, 2008 and August 31, 2007 are as follows:

	Three Months Ended
	August 31, 2008	August 31, 2007

Balance, beginning	$240,141	$253,853
Settlements made in cash or in-kind	(2,059)	58,112
Warranties issued	86,333	50,566
Balance, ending	$324,415	$362,531

	Nine Months Ended
	August 31, 2008	August 31, 2007

Balance, beginning	$262,665	$230,740
Settlements made in cash or in-kind	(264,537)	(60,707)
Warranties issued	326,287	192,498
Balance, ending	$324,415	$362,531

(6) Loan and Credit Agreements

The Company has a revolving line of credit for $3,500,000 that matures on April 30, 2009, with advances funding the working capital, letter of credit and corporate credit card needs. The interest rate is West Bank’s prime interest rate, adjusted daily. As of August 31, 2008, the interest rate was 5.0%. Monthly interest only payments are required and the unpaid principal is due on the maturity date. Collateral consists of a first position on assets owned by the Company including, but not limited to inventories, accounts receivable, machinery and equipment. As of August 31, 2008 and November 30, 2007, the Company had borrowed $2,151,943 and $397,859 respectively, against the line of credit. The available amounts remaining on the line of credit were $1,348,057 and $3,102,141 on August 31, 2008 and November 30, 2007, respectively. Other terms and conditions of the debt with West Bank include providing monthly internally prepared financial reports including accounts receivable aging schedules and borrowing base certificates and year-end audited financial statements. The borrowing base shall limit advances from line of credit to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and 50% of work-in-process inventory plus 40% of appraisal value of machinery and equipment.

On June 7, 2007 the Company restructured its long-term debt with West Bank. The Company now has one loan for $4,100,000. The loan was written to mature on May 1, 2017 and bore interest at the U.S. daily 5-year treasury index plus 2.75 bps fixed for 5 years and was set to adjust to the prevailing same index and margin on the fifth anniversary of the loan for the balance of the term. On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate, and payments. The loan, with a principal amount of $3,898,161, will now mature on May 1, 2013 and bears interest at 5.75%. Monthly principal and interest payments in the amount of $42,500 are required, with a final payment of principal and accrued interest in the amount of $2,304,789 due on May 1, 2013.

The Company obtained two additional loans in 2007. Both of these loans were to finance the construction of the new facilities in Monona and Dubuque. On October 9, 2007, the Company obtained a loan for $1,330,000 that bore interest at the U.S. daily 5-year treasury index plus 2.75 bps, fixed at 7% for 5 years and then adjusted to the prevailing same index and margin on the fifth anniversary for the balance of the term. On May 1, 2008 the terms of this loan were changed to modify the maturity date, interest rate, and payments. On May 1, 2008, the principal amount of the loan was $1,316,003. The new terms changed the maturity date to May 1, 2013 and the interest rate is now 5.75%. Monthly payments of $11,000 are required for principal and interest, with a final payment of accrued interest and principal in the amount of $1,007,294 due on May 1, 2013.

On November 30, 2007, the Company obtained a construction loan to finance the Dubuque, Iowa facility. This loan has a principal amount of $1,500,000. The loan bore interest at the U.S. daily 5-year treasury index plus 2.75 bps, fixed at 7.25% for 5 years and then was written to adjust to the prevailing same index and margin on the fifth anniversary for the balance of the term. On December 19, 2007, the additional $500,000 available was disbursed. On May 1, 2008 the terms of this loan were changed to modify the maturity date, interest rate, and payments. On May 1, 2008, the principal amount of the loan was $1,498,063. The new terms changed the maturity date to May 1, 2013 and the interest rate is now 5.75%. Payments of $12,550 are due monthly for principal and interest, with a final accrued interest and principal payment in the amount of $1,114,714 due on May 1, 2013.

Prior to the refinancing discussed above, J. Ward McConnell, Jr. was required to personally guarantee the debt on the old loans with West Bank on an unlimited and unconditional basis. The Company compensated Mr. McConnell for his personal guarantee at an annual percentage rate of 2% of the outstanding balance to be paid monthly. Guarantee fee payments to Mr. McConnell were approximately $30,000 for the nine months ended August 31, 2007.
A summary of the Company’s term debt is as follows:

	August 31, 2008	November 30, 2007

West Bank loan payable in monthly installments of $42,500 including interest at 5.75% due May 1, 2013 (A)	3,827,603	3,989,684

West Bank loan payable in monthly installments of $11,000 including interest at 5.75% due May 1, 2013(A)	1,302,275	1,330,000
West Bank loan payable in monthly installments of $12,550 including interest at 5.75% due May 1, 2013 (A)	1,482,351	1,000,000

Total term debt	6,612,229	6,319,684
Less current portion of term debt	421,602	250,027
Term debt, excluding current portion	$6,190,627	$6,069,657

(A) Covenants include, but are not limited to, debt service coverage ratio and debt/tangible net worth ratio. These loans are secured by real estate and an unlimited guarantee of Art’s-Way Vessels, Inc. and Art’s-Way Scientific, Inc.

The Company was in compliance with all debt covenants as of August 31, 2008.

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

(8) Stock Option Plan

On January 25, 2007 the Board of Directors adopted the 2007 Non-Employee Directors’ Stock Option Plan, which was approved by the stockholders at the Annual Stockholders’ Meeting on April 24, 2008. Options will be granted to non-employee directors to purchase shares of common stock of the Company at a price not less than fair market value at the date the options are granted. Non-employee directors are automatically granted options to purchase 2,000 shares of common stock annually or initially upon their election to the Board, which are automatically vested. Options granted are nonqualified stock options.

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

Approximate financial information with respect to the reportable segments is as follows.

Three Months Ended August 31, 2008
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$6,685,000	$25,000	$2,711,000	$9,421,000
Income from operations	580,000	(241,000)	531,000	870,000
Income before tax	546,000	(279,000)	540,000	807,000
Total Assets	19,274,000	2,643,000	4,673,000	26,590,000
Capital expenditures	327,000	41,000	56,000	424,000
Depreciation & Amortization	118,000	13,000	24,000	155,000

Three Months Ended August 31, 2007
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$4,552,000	$1,319,000	$2,321,000	$8,192,000
Income from operations	943,000	286,000	620,000	1,849,000
Income before tax	679,000	266,000	572,000	1,517,000
Total Assets	11,956,000	2,094,000	3,596,000	17,646,000
Capital expenditures	34,000	55,000	1,017,000	1,106,000
Depreciation & Amortization	60,000	14,000	0	74,000

Nine Months Ended August 31, 2008
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$15,878,000	$228,000	$7,750,000	$23,856,000
Income from operations	1,872,000	(701,000)	1,553,000	2,724,000
Income before tax	1,744,000	(815,000)	1,901,000	2,830,000
Total Assets	19,274,000	2,643,000	4,673,000	26,590,000
Capital expenditures	659,000	751,000	175,000	1,585,000
Depreciation & Amortization	338,000	34,000	65,000	437,000

Nine Months Ended August 31, 2007
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$10,927,000	$3,573,000	$4,666,000	$19,166,000
Income from operations	1,329,000	816,000	949,000	3,094,000
Income before tax	1,008,000	752,000	1,178,000	2,938,000
Total Assets	11,956,000	2,094,000	3,596,000	17,646,000
Capital expenditures	150,000	72,000	1,048,000	1,270,000
Depreciation & Amortization	189,000	39,000	16,000	244,000

(11) Stock Split

The Board of Directors announced a two-for-one stock split with a record date of July 23, 2008. The stock began trading on the split-adjusted basis on July 31, 2008. The Board of Directors has also approved a $0.06 per share dividend for all stockholders of record on November 15, 2008, which will be paid on or before November 30, 2008.

(12) Subsequent Events

None.

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

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of August 31, 2008 have remained unchanged from November 30, 2007. These policies involve revenue recognition, inventory valuation and income taxes. Disclosure of these critical accounting policies is incorporated by reference under Note 1 of the financial statements in our Annual Report on Form 10-KSB for the year ended November 30, 2007.

(ii)	Results of Operations

Net Sales

Our consolidated net sales for the nine months ended were $23,856,000, representing a 24.5% increase compared to the same period one year ago. Net sales for the quarter ended August 31, 2008 increased by $1,229,000 over the same period in 2007, representing a 15.0% increase. The consolidated increase in net sales for the nine month period just ended was due to the increased sales of Art’s-Way Scientific, Inc. by 66% and Art’s-Way Manufacturing’s sales increase of 45.3%. These two increases, however, were offset by Art’s-Way Vessels’ decrease in net sales of 93.6%. Art’s-Way Manufacturing had revenues totaling $15,878,000 for the nine months just ended, compared to $10,927,000 for the same period in 2007. The increase in sales for Art’s-Way Manufacturing was largely due to the $3,410,000 year-to-date sales from the Miller Pro product line. Art’s-Way Vessels had revenues totaling $228,000 for the nine months just ended, compared to $3,573,000 for the same period in 2007. Art’s-Way Vessels has hired a general manager, and is currently in the process of hiring additional staff to fulfill anticipated production needs. Our general manager is well known in the industrial water treatment industry, and is very familiar with the types of tanks we manufacture. The process of rebuilding our sales lost during our move to a new facility has taken longer than originally anticipated, but we anticipate that sales will increase in the fourth quarter and throughout 2009 with the general manager’s guidance. Art’s-Way Vessels is expected to increase production of tanks after completing 80 graders for Art’s-Way Manufacturing. Art’s-Way Scientific has revenues totaling $7,750,000 for the nine months just ended, compared to $4,666,000 for the same period in 2007. On January 16, 2007, Art’s-Way Scientific suffered the loss of the Monona manufacturing facility to fire. The growth in revenues at Art’s-Way Scientific is primarily due to resuming full operations in our newly constructed manufacturing facility.

Consolidated year-to-date gross profit decreased to 28.6% from 31.1% in 2007. This decrease is due to several different factors. The gross profit for Art’s-Way Manufacturing decreased from 35.6% for the third quarter in 2007 to 24.4% for the same period in 2008. While we have been gearing up for full production of the Miller Pro product line, we outsourced many items due to the capacity limitations of our laser cutting machine. We have since purchased a plasma cutter to reduce these expenses. Our manufacturing wage expenses for the quarter were $938,000 compared to $675,000 for the same period in 2007. This increase is a result of hiring and training additional staff for our increased production. These factors, along with the rising costs of our inputs, such as steel and freight, have negatively impacted our gross profits. Art’s-Way Vessels has a gross profit of -637.7% and 32.7% in the third quarter of 2008 and 2007, respectively. Certain manufacturing expenses, such as depreciation for manufacturing equipment and inventory obsolescence, are consistent despite reduced sales. Also during this time, we had to outsource our engineering work due to the loss of our staff engineer. This position has since been filled. Costs for steel and freight also negatively impact the gross profit of Art’s-Way Vessels . Art’s-Way Scientific’s gross profit for the third quarter of 2008 was 27.2% compared to 31.4%. The combination of these factors has resulted in a consolidated gross profit of 23.4% for the third quarter of 2008, compared to 33.9% for the same period in 2007.

Expenses

Consolidated operating expenses for the nine months just ended increased $1,226,000 compared to 2007. As a percent of sales, operating expenses increased by 2.2% for the nine months just ended, up from 15.0% in 2007 to 17.2% in 2008. Art’s-Way Manufacturing’s year-to-date operating expenses as a percentage of sales were 19.6%, Art’s-Way Vessels’ were 148.3% and Art’s-Way Scientific’s were 8.4%.

General and administrative expenses for the quarter increased $155,000 as compared to the same period in 2007. Much of this increase is due to the gradual addition of administrative staff. Year-to-date general and administrative expenses as a percentage of sales were 10.3% compared to 9.6% in 2007.

Engineering expenses are down $14,000 for the nine months ended, but increased by $51,000 for the three months ended, compared to the same period in 2007. This increase is due to a research and development project that was completed in the third quarter of 2008. As a percentage of sales, year-to-date engineering expenses are down from 1.4% in 2007 to 1.1% in 2008.

Selling expenses are up for the nine months ended by $623,000 compared to the same period in 2007. As a percentage of sales, year-to-date selling expenses increased from 3.9% in 2007 to 5.8% in 2008. The majority of the increase is due to additional sales staff and trade show expenses for the Miller Pro product line.

Interest expense for the nine months ended increased by $67,000 due to the addition of a $1,500,000 loan and a $1,330,000 loan in the fourth quarter of 2007, and increased borrowings on the line of credit. This increase was partially offset by the reduced interest rates during 2008 compared to 2007.

Other income increased by $329,000 in the nine months ended August 31, 2008 compared to the same period in 2007. The increase is primarily due to the timing of gains recognized for the fire in Monona in 2007 and 2008, which was included under the caption “Other” on the Consolidated Statement of Operations. The accounting for fire recoveries increased the modular buildings segment and consolidated results by $417,000 in 2008. Proceeds, and any resulting gain, are recognized in the period in which claim settlements are reached. As of August 31, 2008, portions of the insurance settlement for the fire are still pending.

Order Backlog

The consolidated order backlog as of September 2008 is $16,947,000 compared to $12,453,000 one year ago. Art’s-Way Manufacturing’s order backlog as of September 2008 is $8,207,000 compared to $2,773,000 in 2007. Art’s-Way Vessels backlog is $105,000 in 2008 compared to $417,000 in 2007. Our lease for our Dubuque facility for Art’s-Way Vessels expired on October 4, 2007, and we moved into our newly constructed facility in February 2008. Art’s-Way Scientific’s backlog is $8,635,000 as of September 2008 compared to $9,263,000 in 2007. In 2007, the backlog at Art’s-Way Scientific included orders that had been destroyed by fire during production.

Seasonality

Our beet equipment traditionally is shipped mostly during our third quarter. As of August 31, 2008, four beet harvesters were awaiting shipment, which has not happened in recent years. These are our largest pieces of machinery and our most expensive pieces of inventory. This accounts for a portion of the increase in inventory compared to the same period last year.

Trends and Uncertainties

The price of steel influences our cost of goods sold for Art’s-Way Manufacturing and Art’s-Way Vessels. In the past, we experienced challenges due to a sharp increase in the price of steel. We are currently seeing negative effects due to the price of steel, and continued increases may have a more significant negative impact on our cost of goods sold.

Rising fuel costs also impact our profitability. We primarily transport our finished products and incoming raw materials by truck and standard carriers; as such, diesel prices have negatively impacted our cost of goods sold in recent periods.

Similar to other farm equipment manufacturers, we are affected by items unique to the farm industry, including items such as fluctuations in farm income resulting from the change in commodity prices, crop damage caused by weather and insects, government farm programs, interest rates, and other unpredictable variables.

(iii)	Liquidity and Capital Resources

Our main source of funds year-to-date came from proceeds from the line of credit, which increased by $1,754,000 over our 2007 year end. Another source of funds is the increase of $1,462,000 in accounts payable at August 31, 2008 compared to our 2007 year end. As of August 31, 2008, several large invoices were payable, but within terms. These invoices were related to a significant pending project at Art’s-Way Scientific. A significant use of cash was the expenditures for plant and equipment, primarily due to the construction of the manufacturing facility in Dubuque, and the purchase of a plasma cutting machine in Armstrong.

The majority of cash used by operations was used for purchasing inventory. Inventories have increased significantly since November 30, 2007, up $5,407,409. This is partially due to the dramatic increases in the price of steel seen during the first nine months of 2008. Nearly all of our inventory items at Art’s-Way Manufacturing and Art’s-Way Vessels are steel based. We have also increased our purchasing due to the production of items associated with the newly acquired Miller Pro product line. At August 31, 2008, our inventory of raw materials and finished goods for the Miller Pro product line is approximately $4,033,000.

See note 6 of the notes to the consolidated condensed financial statements for a discussion of our credit facilities, as such facilities provided additional cash to finance the above mentioned items.

(b)	Off Balance Sheet Arrangements

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

ITEM 2. Unregistered Sales of Equity Securities

On August 21, 2008, our Executive Chairman of the Board of Directors, J. Ward McConnell, Jr., exercised options to purchase 2,000 shares of common stock which were granted under our 2007 Non-employee Directors’ Stock Option Plan. The exercise price of the shares was $12.10 per share. The total exercise price of the options was $24,200, which was paid in cash to the company.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

See Exhibit Index on page 18 of this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ART'S-WAY MANUFACTURING CO., INC.

By:	/s/ Carrie L. Majeski
Carrie L.Majeski
Chief Executive Officer/President (principal executive and financial officer)
Date: October 7, 2008

Exhibits Index

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of Art’s-Way Manufacturing Co., Inc.	1
3.2	Bylaws of Art’s-Way Manufacturing Co., Inc.	1
31.1	Certificate pursuant to 17 CFR 240 13(a)-14(a)	*
32.1	Certificate pursuant to 18 U.S.C. Section 1350	*

________________

(1)	Incorporated by reference to the exhibit of the same number on our annual report on Form 10-K for the fiscal year ended August 27, 1989.
(*)	Filed herewith.