Form 10-K
period 2008-11-30
ARTS WAY MANUFACTURING CO INC
filed 2009-02-27
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended November 30, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 0-5131

ART’S-WAY MANUFACTURING CO., INC.
(Exact name of registrant as specified in its charter)

Delaware	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5556 Highway 9 Armstrong, Iowa 50514
(Address of principal executive offices)

(712) 864-3131
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Common stock $.01 par value	NASDAQ Capital Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐  Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐  Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer  ☐
Non-accelerated filer  ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (public float). $15,415,571.49

As of February 16, 2009, there were 3,986,352 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders to be filed within 120 days of November 30, 2008, are incorporated by reference into Part III of this Form 10-K.

Transitional Small Business Disclosure Format (Check one):     ☐  Yes  ☒   No

Art’s-Way Manufacturing Co., Inc.
Index to Annual Report on Form 10-K

FORWARD LOOKING STATEMENTS

Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  Our forward-looking statements in this report relate to the following: our intent to focus our product offerings on research facilities in primary market sectors; our intent to pursue acquisitions that fit into our strategic plans and goals; our expectations regarding fluctuations in backlogs; our beliefs regarding competitive factors and our competitive strengths; our expectations regarding sales, future production levels and demand; our beliefs about the importance of intellectual property; our predictions regarding the impact of seasonality; our cash position and ability to obtain or renew financing; and our intentions for paying dividends. Many of these forward-looking statements are located in this report under “Item 1. BUSINESS;” “Item 2. “PROPERTIES” and “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS,” but they may appear in other sections as well.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded.  We cannot provide any assurance with respect to our future performance or results.  Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report. These factors include, but are not limited to: economic conditions that affect demand for our products; our ability to maintain compliance with our loan covenants, renew our line of credit and retain sufficient cash during the economic downturn; the ability of our suppliers to meet our demands for raw materials and component parts; fluctuations in the price of raw materials, especially steel; our ability to predict and meet the demands of each market in which our segments operate; our ability to predict and respond to any seasonal fluctuations in demand; the existence and outcome of product liability claims; changes in environmental, health and safety regulations and employment laws; our ability to retain our principal executive officer; the cost of complying with laws, regulations, and standards relating to corporate governance and public disclosure, including Section 404 of the Sarbanes-Oxley Act and related regulations implemented by the SEC, and the demand such compliance places on management’s time; and loan covenant restrictions on our ability to pay dividends. We do not intend to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1.  BUSINESS.

General

Art’s-Way Manufacturing Co., Inc., a Delaware corporation (“we,” “us,” “our,” and the “Company”), began operations as a farm equipment manufacturer in 1956.  Since that time, we have become a major worldwide manufacturer of agricultural equipment.  Our principal manufacturing plant is located in Armstrong, Iowa.

We have organized our business into three operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies.  Art’s-Way Manufacturing manufactures farm equipment under our own and private labels.  Art’s-Way Manufacturing has two wholly-owned operating subsidiaries.  Art’s-Way Vessels manufactures pressure vessels and Art’s-Way Scientific manufactures modular buildings for various uses, commonly animal containment and research laboratories. For detailed financial information relating to segment reporting, see Note 16 to our financial statements in Item 8 of this report.

Business of Our Segments

Business of Art’s-Way Manufacturing

Art’s-Way Manufacturing (our “Agricultural Products” segment), which accounted for 65.7% of our net revenue in the 2008 fiscal year, manufactures a variety of specialized farm machinery under our own label, including: portable and stationary animal feed processing equipment and related attachments used to mill and mix feed grains into custom animal feed rations; a high bulk mixing wagon to mix animal feeds containing silage, hay and grain; a line of stalk shredders; sugar beet harvesting equipment; and a line of land maintenance equipment, moldboard plows and grain drill equipment.  We sell our labeled products through independent farm equipment dealers throughout the United States.  In addition, we manufacture and supply hay blowers under an original equipment manufacturer (OEM) agreement with Case New Holland (CNH).  Sales under our OEM agreement with CNH accounted for 5.4% of our consolidated sales for the fiscal year ended November 30, 2008.

Business of Art’s-Way Vessels

Art’s-Way Vessels, Inc. (our “Pressurized Vessels” segment), which accounted for 1.0% of our net revenue in the 2008 fiscal year, is an Iowa corporation with its principal place of business located in Dubuque, Iowa.  Art’s-Way Vessels produces and sells pressurized vessels, both American Society of Mechanical Engineers (ASME) code and non-code. Art's-Way Vessels provides a combination of services as a manufacturer and supplier of steel vessels and steel containment systems. We build in carbon steel and stainless steel, ranging from atmospheric (0 PSI) storage vessels up to any PSI pressure rating required.  We provide vessels ranging in size from 4-inches to 168-inches in diameter and in various lengths as our customers require. The vessels are primarily sold to manufacturing facilities that will use the vessel as a component part of their end product.  We primarily serve the following industries:  water treatment, air receivers, refineries, co-generation, chemical, petrochemical, storage tanks, agriculture, marine, refrigeration, hydro pneumatic, heavy equipment, pharmaceuticals and mining.  In addition to our role as a fabricator of vessels, we provide services including:  custom CAD drawing, welding, interior linings and exterior finishing, passivation of stainless steel, hydrostatic and pneumatic testing, design, build and finishing of skids, installation of piping, non-destructive examination and heat treating.

Business of Art’s-Way Scientific

Art’s-Way Scientific, Inc. (our “Modular Buildings” segment), which accounted for 33.3% of our net revenue in the 2008 fiscal year, is an Iowa corporation with its principal place of business in Monona, Iowa. Art’s-Way Scientific produces and sells modular buildings, which are custom designed to meet the research needs of our customers. Buildings commonly produced range from basic swine buildings to complex containment research laboratories. In 2009, we plan to focus on providing research facilities for academic research institutions, government research and diagnostic centers, public health institutions and private research and pharmaceutical companies, as those are our primary market sectors.  Art’s-Way Scientific provides services from start to finish by designing, manufacturing, delivering and installing our building units.

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

In September 2007, we purchased certain assets of Miller-St. Nazianz, Inc., specifically portions of its Miller Pro and Badger lines of agricultural products. These product lines are hay and forage lines, and our purchase generally included all customer lists, inventories, tooling and other proprietary rights to these product lines. Under the purchase agreement, Miller-St. Nazianz also granted us a license to use the Badger product line trademark in connection with the sale and production of the Badger product line which consists of forage boxes, forage blowers, running gears, dump boxes and options for any of those products.  We can only use the Badger trademark on any of those products that we sell; any other products that are manufactured or marketed using the Badger trade name or trademark were not included in our asset purchase.  We also purchased the entire Miller Pro product line except for pole-type sprayers marketed under the Miller Pro brand and products manufactured by Ziegler.  The Miller Pro product line consists of forage boxes, receiver boxes, running gears and tires, forage blowers, dump boxes, rotary rakes, finger-wheel rakes, Miller produced hay-mergers and all “Hay Buddy” equipment and options for any of those products.  In addition to purchasing rights to certain trade names and goodwill relating to those names, we purchased the Hay Buddy trademark, the Miller Pro trademark and a patent related to the hay merger.

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

Our Principal Products

Art’s-Way Manufacturing

From its beginnings as a producer of portable grinder mixers, our Agricultural Products segment has grown through developing several new products.  Today, its products include an array of feed processing, hay and forage, tillage and land management and sugar beet harvesting equipment.  Our Agricultural Products segment also maintains a high volume of OEM work for the industry’s leading manufacturers.  Brand names include Art’s-Way, Miller Pro, and Badger.

Grinder mixer line.  The grinder mixer line represents our original product line.  Our founder, Arthur Luscombe, designed the original PTO powered grinder-mixer prior to the company’s inception.  Grinder mixers are used to grind grain and mix in proteins for animal feed.  They have several agricultural applications, and are commonly used in livestock operations.  Our grinder mixers have wide swing radiuses to allow users to reposition the discharge tube from one side of the tank to the other in one step.  Our PM25 grinder mixer offers a 105-bushel tank with a 20-inch hammermill, and it was recently upgraded to our new 5105 grinder mixer model.  Our 5165 grinder mixer is the largest in the industry, with a 165-bushel tank and a 26-inch hammermill. Our Cattle Maxx rollermill mixer products offer consistent feed grain rations for beef and dairy operations and are available in 105-bushel and 165-bushel capacities.

Stationary feed grain processing line.  We offer stationary hammermills and rollermills.  Harvesting leaves various amounts of extraneous materials that must be removed through processing the seeds.  Hammermills are aggressive pre-cleaners that are designed to remove appendages, awns and other chaff from seeds by vigorously scraping the seed over and through the screen.  The screen has holes that are big enough to let the seed pass through undamaged, but are small enough to catch and remove the appendages.  Our rollermills roll the feed grain to minimize dust, and they fracture the outside hull to release the digestive juices more rapidly.  Rolling feed provides more palatable and digestible feed for use in animal feeding operations.

Crop Production line. Our no-till drills are farm implements designed to plant seed and spread fertilizer in one operation and are generally used by farmers to plant or improve their pastures.  Art’s-Way shredders assure maximum crop shredding and destroy insect habitats. The shredded crop material allows for faster decomposition and restores nutrients to the soil more quickly while providing ground cover to reduce wind and water erosion.

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

Moldboard Plow line.  The Art’s-Way moldboard plows offer conservation tillage choices to match your preference.  The moldboard plow delivers all the advantages recognized over the years.

 Sugar beet harvesting line.  Our sugar beet defoliators and harvesters are innovative products in the industry because we continuously improve our products, both in reaction to customer requests and in anticipation of our customers’ needs.  Our machines can harvest six, eight, or twelve rows at one time, and we were the first manufacturer to introduce a larger, 12-row harvester.  We have obtained patents on certain components of our sugar beet harvesting line.  Our sugar beet defoliators cut and remove the leaves of the sugar beets without damaging them, and the leaf particles are then incorporated back into the soil.

Hay and forage line.  We offer highly productive hay and forage tools for the full range of producers.  This product line includes high capacity forage boxes for transporting hay from the field with optional running gear to provide superior stability and tracking.  High velocity, high volume forage blowers are able to fill the tallest silos with lower power requirements.  Cam action rotary rakes and power mergers will gently lift the crop, carry it to the windrow and release it, saving more leaves and forming a faster drying, fluffier windrow.  High performance V-style and carted finger wheel rakes offer growers value with features like big capacity and high clearance with ease of adjustment and operation.

Art’s-Way Vessels

We build vessels in carbon steel and stainless steel, ranging from atmospheric (0 PSI) storage vessels up to any PSI pressure rating required.  Sizes range from 4" to 168" diameter and larger and to any length of vessel you require.

Art’s-Way Scientific

We supply laboratories for bio-containment, animal science, public health, and security requirements. We custom design, manufacture, deliver, and install laboratories and research facilities to meet customers’ critical requirements

Product Distribution and Markets

We distribute goods for our Agricultural Products primarily through a network of approximately 1,850 U.S. and Canadian independent dealers whose customers require specialized agricultural machinery. We have sales representation in 47 states and seven Canadian provinces; however, many dealers sell only service parts for our products.  Our dealers sell our products to various agricultural and commercial customers.  We also maintain a local sales force in our Armstrong, Iowa facility to provide oversight services for our distribution network, communicate with end users, and recruit and train dealers on the uses of our products.  Our local service parts staff is available to help customers and dealers with their service parts needs. Our vessel and modular building divisions traditionally sell products customized to the end user requirements directly to the end user.

We began exporting new agricultural products during the latter part of 2006, and we currently export products to six foreign countries. In July 2006, 2007, and 2008, we exported our newly-designed sugar beet harvesters and defoliators. In September 2006, our first shipment of grinder mixers sold internationally left our Armstrong facility. At the Agritechnica 2007 and Eurotier 2008 exhibitions in Germany, we met with prospective European distributors.  We look forward to strengthening these relationships and developing new international markets as well.

Backlog.  Our backlogs of orders vary on a daily basis.  As of February 19, 2009, Art’s-Way Vessels had $173,034 of backlog, Art’s-Way Scientific had approximately $3,536,757 of backlog and Art’s-Way Manufacturing had a backlog of $11,302,493.  We expect that our order backlogs will continue to fluctuate as orders are received and filled.

Recent Product Developments

During 2008, our product developments in our Agricultural Products segment consisted of commonizing the Badger forage box to match the Miller Pro line. These changes create additional efficiencies in the manufacturing process, and also reduce the amount of stock dealers need to keep. We also introduced a windrow option on our 180C shredder.

Our Pressurized Vessels and Modular Buildings segments fill orders based on customer specifications, so we did not engage in significant product developments for these segments during 2008.

Competition

Competition.  Our Agricultural Products segment competes in a highly competitive agricultural equipment industry. We compete with larger manufacturers and suppliers that have broader product offerings and significant resources at their disposal; however, we believe that our competitive strengths allow us to compete effectively in our market.

Management believes that grain and livestock producers, as well as those who provide services to grain and livestock operations, are the primary purchasers of agricultural equipment. Many factors influence a buyer’s choice for agricultural equipment. Any one or all factors may be determinative, but they include brand loyalty, the relationship with our dealers, product quality and performance, product innovation, product availability, parts and warranty programs, price and customer service. While our larger competitors may have resources greater than ours, we believe we compete effectively in the farm equipment industry by serving smaller markets in specific product areas rather than directly competing with larger competitors across an extensive range of products.

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

To continue sales growth in the pressurized vessel industry, Art’s-Way Vessels offers quality tanks at competitive prices. We believe that competition in the industry is intense, but that our competitive strengths will allow us to compete effectively in the industry.

Competitive Strengths.  We believe that our competitive strengths include competitive pricing, product quality and performance, a network of worldwide and domestic distributors and our strong market share for many of our products. In addition, we believe our Company has a diversified revenue base. Our Pressurized Vessels and Modular Buildings segments provide the Company with diversified revenues rather than solely relying on the agricultural machinery sector. We are also diversified on the basis of our geographical presence and customer base.

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

In order to capitalize on brand recognition for our Agricultural Products segment, we have numerous product lines produced under our label and private labels, and have made strategic acquisitions to strengthen our dealer base.  In addition, we provide aftermarket service parts which are available to keep our branded and OEM-produced equipment operating to the satisfaction of the customer.  Art’s-Way Manufacturing sells products to customers in the United States and six foreign countries through a network of approximately 1,850 independent dealers in the United States and Canada, as well as overseas dealers in the United Kingdom and Australia.

We believe the main competitive strength of our Pressurized Vessels segment is our ability to provide products and services under one entity.  Often, the services provided by Art’s-Way Vessels are handled by two or more of our competing suppliers. We have the ability to fabricate pressurized vessels to our customers’ specifications, and we also provide a variety of services before and after installation.  Our high quality products and services save our customers time in an industry where time and quality are of utmost importance.

We believe the competitive strength of our Modular Buildings segment is our ability to design and produce high-tech modular buildings in a fraction of the time of conventional design/build firms.  Conventional design/build construction may take two to five years, while our modular laboratories can be delivered in as little as six months.  As one of the few companies in the industry to supply turnkey modular buildings and laboratories, we manage to provide high quality buildings at reasonable prices to meet our customers’ time, flexibility and security expectations.

Raw Materials, Principal Suppliers and Customers

Raw materials for Art’s-Way Manufacturing, Art’s-Way Vessels and Art’s-Way Scientific are acquired from domestic and foreign sources and normally are readily available.  Currently, we purchase the lifter wheels used to manufacture our sugar beet harvesters from a supplier located in China. However, there are domestic sources for lifter wheels available.

We have an original equipment manufacturer (OEM) supplier agreement with Case New Holland (CNH) for our Agricultural Products segment. Under the OEM agreement, we have agreed to supply CNH’s requirements for certain feed processing and service parts, primarily blowers, under CNH’s label.  The agreement has no minimum requirements and can be cancelled upon certain conditions.  The agreement with CNH ran through September 2006, but the agreement continues in force until terminated or cancelled. We have not terminated or cancelled the agreement as of November 30, 2008. For the years ended November 30, 2008 and 2007, sales under the CNH label aggregated approximately 5.4% and 7.6% of consolidated sales, respectively.

Over the last two years, we have regularly partnered with Lockard Construction on various projects for our Modular Buildings segment.  Our sales to Lockard Construction were 16.9% of consolidated sales in 2008 and 6.7% of consolidated sales in 2007. We believe that competitively priced, high quality alternative construction companies are available should the need arise.

Intellectual Property

We maintain manufacturing rights on several products, including those purchased from Miller-St. Nazianz in 2007, which cover unique aspects of design. We also have trademarks covering product identification.  We believe our trademarks and licenses help us to retain existing business and secure new relationships with customers.  We currently have no pending applications for intellectual property rights.

We pay royalties for our use of certain manufacturing rights. Under our material OEM and royalty agreement with CNH, CNH sold us the license to manufacture, sell and distribute certain plow products designed by CNH and their replacement and component parts.  We pay semi-annual royalty payments based on the invoiced price of each licensed product and service part we sell.

Research and Development Activities

Art’s-Way Manufacturing is continually engaged in research and development activities to improve and enhance our existing products.  We perform research and development activities internally, and the cost of our research and development activities is not borne by our customers.  Our research and development expenses are cyclical; they may be high in one year, but would tend to be lower the next, with an increase in production expenses as our new ideas are manufactured.  Research and development expenses during our 2008 fiscal year accounted for $207,000 of our overall engineering expenses. For more information please see “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS.”

Art’s-Way Vessels produces custom tanks and vessels that are manufactured in accordance with specifications provided by our customers. Similarly, Art’s-Way Scientific designs modular buildings in accordance with customer specifications.  Art’s-Way Vessels and Art’s-Way Scientific did not incur any research and development costs in 2008.

Government Relationships and Regulations; Environmental Compliance

Art’s-Way Scientific must design, manufacture and install its modular buildings in accordance with state building codes, and the company has been able to achieve the code standards in all instances.  In addition, we are subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of materials into the environment. During our 2008 fiscal year, we expended $13,747 on environmental compliance.

Employees

During the fiscal year ended November 30, 2008, we employed 129 employees at Art’s-Way Manufacturing, four of whom were employed on a part-time basis.  For the same period, we had ten full-time employees at Art’s-Way Vessels.  In addition Art’s-Way Scientific employed 45 employees, of which three worked on a part-time basis.  Employee levels fluctuate based upon the seasonality of the product line, and the numbers provided above do not represent our peak employment during our 2008 fiscal year.  See “Item 2. PROPERTIES.”

Item 2.  PROPERTIES.

Our executive offices are located in Armstrong, Iowa along with our production and warehousing facilities.  The facilities in Armstrong contain approximately 240,000 square feet of usable space. During fiscal year 2008, we installed approximately 40,100 square feet of raised steel roofing at a cost of $300,000.  We plan to complete the reroofing project over the next several years.  These facilities were constructed after 1965 and remain in good condition. We own approximately 127 acres of land west of Armstrong, on which the factory and inventory storage space is situated. We currently lease excess land to third parties for farming.

We leased a facility from Markee, LLC in Dubuque, Iowa, to accommodate the manufacturing for Art's-Way Vessels. This lease expired in October 2007, and we have since completed construction on a new facility for Art’s-Way Vessels as of February 2008.   The new facility is located in the same industrial park in Dubuque.  The facility is 34,450 square feet, steel-framed, with a crane that runs the length of the building.  A paint booth and a blast booth were installed in the first quarter of 2009. The new facility gives us capacity to hire additional employees and increase production; however we have not yet done so due to the downturn in demand for vessel products in 2008. We expect that production will return to normal levels in the future, at which point the size of our new facility will give us a competitive advantage.

We completed construction in November 2007 of our facility in Monona, Iowa, which houses the manufacturing for Art's-Way Scientific. The previous facility was completely destroyed by fire in January 2007.  The facility was custom-designed to meet our production needs. It has approximately 50,000 square feet and accommodates a sprinkler system and crane.

All of our real property is subject to mortgages granted to West Bank as security for our long-term debt.  See “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS – Capital Resources and Credit Facilities” for more information.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matter to a vote of our stockholders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 2008.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the NASDAQ Capital Market® under the symbol “ARTW.”  The ranges of high and low sales prices for each quarter, as reported by NASDAQ, are shown below.

	Common Stock High and Low Sales Prices Per Share by Quarter
	Fiscal Year Ended November 30, 2008		Fiscal Year Ended November 30, 2007
	High	Low	High	Low
First Quarter	$19.875	$7.75	$4.45	$3.095
Second Quarter	$12.50	$8.435	$4.87	$3.51
Third Quarter	$19.52	$9.00	$9.995	$4.254
Fourth Quarter	$13.88	$2.919	$13.39	$7.885

Stockholders

We have one class of $0.01 par value common stock.  As of November 30, 2008, we had approximately 121 stockholders of record.  As of January 19, 2009, we have approximately 115 stockholders of record.

Stock Split

On July 9, 2008, we declared a two-for-one stock split.  Each stockholder of record at the close of business on July 23, 2008 received one additional share for every outstanding share held on the record date, and trading began on a split-adjusted basis on July 30, 2008. All granted but unexercised stock options were also adjusted for the stock split.

Dividends

On July 9, 2008, we declared a dividend of $0.06 per share that was paid on November 30, 2008 to stockholders of record as of November 15, 2008.   We expect that the payment of and the amount of any future dividends will depend on our financial condition at that time, and we may have to request permission from our lender to declare dividends in the future.

During our 2008 fiscal year, we issued the following unregistered equity securities pursuant to stock option exercises by certain directors under our 2007 Director Stock Option Plan:

Date of Issuance	Number of Shares	Price
12/13/2007	2,000	$3.84
2/27/2008	2,000	$3.84
8/28/2008	2,000	$12.10
10/16/2008	2,000	$3.84

For information on our equity compensation plans, refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains forward-looking statements that involve significant risks and uncertainties.  The following discussion, which focuses on our results of operations, contains forward-looking information and statements.  Actual events or results may differ materially from those indicated or anticipated, as discussed in the section entitled “Forward Looking Statements.”  The following discussion of our financial condition and results of operations should also be read in conjunction with our financial statements and notes to financial statements contained in Item 8 of this report.

Financial Position

We believe that our consolidated balance sheet indicates a strong financial position.  Our growth has caused us to incur higher salary expenses, as we have hired more employees and offer wages that are competitive in the industry.  Despite our recent success, our amount of cash was significantly lower as of November 30, 2008 versus November 30, 2007. This lower cash position is due to the purchase of inventory and capital expenditures related to the construction of the new manufacturing facility in Dubuque, Iowa, and management believes this lower cash position reflects our growth.  In prior years, Art’s-Way Manufacturing has not purchased a significant amount of inventory in the fourth quarter; however, recent growth of the business led us to purchase inventory steadily throughout our 2008 fiscal year which also caused increased inventory levels in 2008 on a consolidated basis.  The increase in inventory for Art’s-Way Manufacturing, coupled with the growth of Art’s-Way Scientific since its acquisition in 2006, led to a significant increase in our consolidated accounts payable.

The operations of our Art’s-Way Scientific subsidiary require us to include long-term construction contract disclosures to our consolidated balance sheet.  For purposes of our financial statement presentation, we estimate a percentage of revenue earned based on percentage of completion.  The outcome for 2008 is an asset representing our cost and profit in excess of billing, and a liability representing our billings in excess of cost and profit.

As discussed earlier in “Item 2. PROPERTIES,” our Monona facility for Art’s-Way Scientific was completely destroyed by fire in January 2007.  We are still in the process of negotiating with our insurance company; as such, we may receive insurance proceeds in the future, but we cannot accurately estimate how much we may receive.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements contained in Item 8 of this report, which were prepared in accordance with GAAP. Critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We believe that the following discussion represents our more critical accounting policies and estimates used in the preparation of our consolidated financial statements, although it is not inclusive.

 Inventories

Inventories are stated at the lower of cost or market, and cost is determined using the standard costing method.  Management monitors the carrying value of inventories using inventory control and review processes that include, but are not limited to, sales forecast review, inventory status reports, and inventory reduction programs.  We record inventory write downs to market based on expected usage information for raw materials and historical selling trends for finished goods. Additional write downs may be necessary if the assumptions made by management do not occur.

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

Revenue Recognition

Revenue is recognized when risk of ownership and title pass to the buyer, generally upon the shipment of the product. All sales are made to an authorized dealer that has submitted an application for dealer status, and was informed of general sales policies when approved. Any changes in Company terms are documented in the most recently published price lists. Pricing is fixed and determinable according to the Company’s published equipment and parts price lists. Title to all equipment and parts sold shall pass to the buyer upon delivery to the carrier and is not subject to a customer acceptance provision. Proof of the passing of title is documented by the signing of the delivery receipt by a representative of the carrier. Post shipment obligations are limited to any claim with respect to the condition of the equipment or parts. A provision for warranty expenses, based on sales volume, is included in the financial statements. Our returns policy allows for new and saleable parts to be returned, subject to inspection and a restocking charge which is included in net sales. Whole goods are not returnable. Shipping costs charged to customers are included in net sales.  Freight costs incurred are included in cost of goods sold.

In certain circumstances, upon the customer’s written request, we may recognize revenue when production is complete and the good is ready for shipment. At the buyer’s request, we will bill the buyer upon completing all performance obligations, but before shipment. The buyer dictates that we ship the goods per their direction from our manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that we will segregate the goods from our inventory, such that they are not available to fill other orders. This agreement also specifies that the buyer is required to purchase all goods manufactured under this agreement. Title of the goods will pass to the buyer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the buyer, and the buyer agrees to maintain insurance on the manufactured items that have not yet been shipped.  We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both buyer and seller. The credit terms on this agreement are consistent with the credit terms on all other sales.  All risks of loss are shouldered by the buyer, and there are no exceptions to the buyer’s commitment to accept and pay for these manufactured goods. Revenues recognized at the completion of production in 2008, 2007, and 2006 were $1,122,037, $1,307,820 and $1,907,470, respectively.

Art’s-Way Scientific, Inc. is in the construction industry, and as such accounts for long-term contracts on the percentage-of-completion method. Revenue and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Contract losses are recognized when current estimates of total contract revenue and contract cost indicate a loss. Estimated contract costs include any and all costs appropriately allocable to the contract. The provision for these contact losses will be the excess of estimated contract costs over estimated contract revenues.

Costs and profit in excess of amounts billed are classified as current assets and billings in excess of cost and profit are classified as current liabilities.

Stock Based Compensation

We accounted for stock options in accordance with the provisions of the Financial Accounting Standards Board (FASB) Statement No. 123 (Revised), Share-Based Payments (FAS 123(R)).  Statement FAS 123(R) requires that share-based compensation, which includes stock options, be accounted for at the fair value of the applicable equity instrument. We utilized the Black Scholes option pricing model to value stock options.

Results of Operations

Fiscal Year Ended November 30, 2008 Compared to Fiscal Year Ended November 30, 2007

On a consolidated basis, our sales and gross profit increased during our 2008 fiscal year.  Our consolidated net sales totaled $32,041,138 for the period ended November 30, 2008, which represents a 25.6% increase from our consolidated net sales of $25,517,750 in 2007.  Our gross profit increased by 3.7% between our 2007 and 2008 fiscal years, from $7,680,720 to $7,962,391, respectively.  Our consolidated expenses increased by 32.4%, from $3,923,870 to $5,196,131. Because the majority of our corporate general and administrative expenses are borne by Art’s-Way Manufacturing, that entity represented $3,913,598 of our total consolidated operating expenses, while Art’s-Way Vessels and Art’s-Way Scientific represented $441,888 and $840,645 of the total, respectively. Art’s-Way Manufacturing was responsible for $1,769,776 of our consolidated income from operations, while $2,057,228 was contributed by Art’s-Way Scientific.  Art’s Way Vessels had an operating loss of $1,060,744.

Art’s-Way Manufacturing. Art’s-Way Manufacturing’s sales revenue in our 2008 fiscal year totaled $21,045,124 which represented a 47.6% increase in revenues from our 2007 total of $14,257,471.  The increase in sales for Art’s-Way Manufacturing was largely due to the $4,538,678 sales from the Miller Pro product line, which we acquired in September 2007.  Gross profit for Art’s-Way Manufacturing decreased from 31.5% for 2007 to 27.0% for 2008. This decrease is due to several factors:  While we were gearing up for full production of the Miller Pro product line, we outsourced many items due to the capacity limitations of our laser cutting machine.  We have since purchased a plasma cutter to reduce these expenses.  Also, our manufacturing wage expenses for the year were $3,275,082 compared to $2,141,185 in 2007.  This increase is a result of hiring and training additional staff for our increased production. These factors, along with the rising costs of our inputs, such as steel and freight, have negatively impacted our gross profits.

Art’s Way Manufacturing also incurred other infrastructure expenses in 2008.  In June of 2007, we implemented a new ERP system.  While this ERP system is technologically advanced, we continued to overcome hurdles in 2008 in getting it up and running.  Our main struggle in implementing this system revolved around the transactions for inventory.  This resulted in large variances during the physical count at year end.  Another area of concern for our Agricultural Products segment has been the hiring and retention of key production personnel and management.  In September 2008, we addressed this by hiring a manager of manufacturing who has significant prior experience in managing manufacturing operations and is knowledgeable about process improvement, lean manufacturing, quality assurance, and safety management.

Total operating expenses in our 2008 fiscal year were $3,913,598 for Art’s-Way Manufacturing, representing approximately 18.6% of net sales and a 39.2% increase from the prior year.  These expenses include upgrades to our investor relations programs, increased sales expenses, and increased general corporate expenses.  Finally, total income from operations for Art’s-Way Manufacturing increased from $1,686,158 in our 2007 fiscal year to $1,769,776, representing a 5.0% increase for our 2008 fiscal year.

Art’s-Way Vessels. Art’s-Way Vessels experienced a 92.3% decrease in net sales for the fiscal year ended November 30, 2008, from $4,272,035 to $330,643.  Our vessels business suffered significant disruption to both manufacturing and sales due to having to leave a leased facility and move into a newly constructed wholly-owned facility that we believe will best serve our needs for the long term. During the third quarter of 2008, we hired a new general manager for our Pressurized Vessels segment. This person has a great deal of experience in the water treatment industry, and we are confident sales will increase with his leadership.   During fiscal year 2008, Art’s-Way Vessels also spent several months manufacturing graders for Art’s-Way Manufacturing.  This restricted the time available for the sale and manufacture of vessels.  Art’s-Way Vessels has a gross profit of -187.2% and 33.6% in 2008 and 2007, respectively.  Certain manufacturing expenses, such as depreciation for manufacturing equipment and inventory obsolescence, are consistent despite reduced sales. Costs for steel and freight also negatively impacted the gross profit of Art’s-Way Vessels.

Art’s-Way Scientific. For the second year in a row, Art’s-Way Scientific experienced continued marked growth during the 2008 fiscal year.  During 2008, we resumed full production in our new facility after losing our former facility to fire in January 2007.  Net sales increased from $6,988,244 in 2007 to $10,665,371 in 2008.  Similarly, gross profit increased from $1,748,696 to $2,897,873, a 65.7% increase.  Operating expenses increased from $594,373 for the fiscal year ended November 30, 2007 to $840,645 for the fiscal year ended November 30, 2008.  Income from operations totaled $2,057,228 for the 2008 fiscal year, as compared to $1,154,323 for the previous fiscal year.  Art’s Way Scientific also contributed $417,719 of income under the caption “Other” on the Consolidated Statements of Operations as a result of the gains from insurance proceeds due to the fire in January 2007.

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

As with other farm equipment manufacturers, we depend on our network of dealers to influence customers’ decisions, and dealer influence is often more persuasive than a manufacturer’s reputation or the price of the product.  Following our acquisition of the Miller Pro hay and forage product lines in September 2007, former Miller Pro dealers began selling our products, which management believes improves recognition and acceptance of our products.

The price of steel influences our cost of goods sold for Art’s-Way Manufacturing and Art’s-Way Vessels.  In 2005 and 2008, we experienced challenges due to a sharp increase in the price of steel. We are currently seeing negative effects due to the price of steel, and continued increases may have a more significant negative impact on our cost of goods sold.

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

Liquidity

Fiscal Year Ended November 30, 2008

Sources of liquidity during our 2008 fiscal year were due in large part to additional proceeds from our construction loan and our revolving credit loan.  See “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS – Capital Resources and Credit Facilities” for more information.  We had cash used by operations of $1,773,811 for our 2008 fiscal year.  Our accounts receivable increased from November 30, 2007 by $163,545 to $3,251,326 as of November 30, 2008, and our consolidated inventory increased by $6,536,121, to $15,172,723 as of November 30, 2008. This was partially due to the dramatic increases in the price of steel seen during 2008.  Nearly all of our inventory items at Art’s-Way Manufacturing and Art’s-Way Vessels are steel-based.  We also increased our purchasing due to the production of items associated with our newly acquired Miller Pro product line.  At November 30, 2008, our inventory of raw materials and finished goods for the Miller Pro product line was approximately $5,836,000.

Fiscal Year Ended November 30, 2007

Sources of liquidity during our 2007 fiscal year were due in large part to construction loans, our term loan, and our revolving credit loan.  See “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS – Capital Resources and Credit Facilities” for more information.  We had cash generated from operations of $143,607 for our 2007 fiscal year.  Our accounts receivable increased by $774,491 and our consolidated inventory increased by $2,638,427.  The increase in accounts receivable reflects our successful year of sales, as gross profit increased across all three of our subsidiaries.  The increase in consolidated inventory was partially due to Art’s-Way Manufacturing purchasing inventory throughout the year, rather than in only the first three quarters as in prior years.  In addition, our acquisition of Miller-St. Nazianz in September 2007 added approximately $1,500,000 to our inventory.

Capital Resources and Credit Facilities

We utilize West Bank for our long-term financing needs.  Prior to our long-term debt restructuring, as explained below, we had three long-term loans with West Bank, as well as a revolving line of credit that we continue to maintain.  The first loan was a $2,000,000 loan supported by a guarantee issued by the USDA for 75% of the principal amount outstanding.  The variable interest rate was West Bank’s prime rate plus 1.5%, adjusted daily.  Monthly principal and interest payments were amortized over 20 years, and the loan had a maturity date of May 31, 2023.  Our second loan was a $1,000,000 loan, also supported by a guarantee issued by the USDA for 75% of the outstanding principal.  This loan was set to mature on March 31, 2015.  The third loan was a $1,500,000 loan also guaranteed by the USDA for 75% of the principal amount.  This loan was set to mature in April 2016, and the proceeds from this loan were used to finance our 2006 acquisitions and equipment purchases. J. Ward McConnell, Jr. was required to personally guarantee all three loans.  The guarantee of the term debt was reduced after the first three years to a percentage representing Mr. McConnell’s ownership percentage in the company, and it would have been removed in the event that his ownership was reduced to a level of less than 20%.  We compensated Mr. McConnell for his guarantees on a monthly basis in an amount representing 2% of the outstanding balance.  Guarantee payments in fiscal 2007 and 2006 totaled approximately $30,000 and $60,000, respectively. After the restructuring, the loans are no longer personally guaranteed by Mr. McConnell.

We have a revolving line of credit with West Bank, which permitted advances up to $3,500,000 during our 2008 fiscal year. As of November 30, 2008, we had borrowed $2,581,775 against this line of credit, compared to $397,859 on November 30, 2007. The available amounts remaining on the line of credit were $918,225 and $3,102,141 on November 30, 2008 and November 30, 2007, respectively.  The line was increased to $4,500,000 on December 16, 2008, subsequent to the end of our fiscal year. Advances made under this revolving credit line are used for funding our working capital and letter of credit needs. The interest rate is West Bank’s prime rate of interest, adjusted daily and with a minimum rate of 4.000% per annum. As of December 16, 2008, the interest rate for the line of credit was 4.000%. Monthly interest-only payments are required. The unpaid principal balance is due on the maturity date, which is April 30, 2009, although we have historically renewed this line on an annual basis.  Mr. McConnell was required to issue a personal guarantee for our revolving line of credit until April 30, 2007. The line of credit is now secured by first lien on all of our assets and those of our subsidiaries, including real estate, inventory, accounts receivable, machinery and equipment. Each of the Company’s wholly-owned subsidiaries has also granted unlimited secured guaranties.

On June 7, 2007, we refinanced our long-term debt with West Bank.  In connection with the restructuring, we paid early payment penalties of approximately $50,000 and incurred a non-cash expense of $98,000 in loan amortization fees.  The revised loan amounted to $4,100,000.  The loan was to mature on May 1, 2017.  For the first five years, our interest rate on the loan was fixed at 7.25%.  We paid monthly principal and interest payments in the amount of $42,500. On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate, and payments.  The loan, with a principal amount of $3,898,161, will now mature on May 1, 2013 and bears fixed interest at 5.75%.  Monthly principal and interest payments in the amount of $42,500 are required, with a final payment of principal and accrued interest in the amount of $2,304,789 due on May 1, 2013. As of November 30, 2008, our outstanding principal balance on our long-term loan is $3,757,213.

On October 9, 2007, we took out a loan with West Bank to finance the construction of the Art’s-Way Scientific manufacturing facility in Monona, Iowa.  This loan supplemented the insurance proceeds received when our previous facility was destroyed by fire in January 2007.  The principal amount of the loan was $1,330,000.  We were required to make monthly payments on the loan of $9,500 including interest at 7% until the final remaining balance was due on May 1, 2017. On May 1, 2008 the terms of this loan were changed to modify the maturity date, interest rate, and payments.  On May 1, 2008, the principal amount of the loan was $1,316,003.  The new terms changed the maturity date to May 1, 2013 and the interest rate is now fixed at 5.75%.  Monthly payments of $11,000 are required for principal and interest, with a final payment of accrued interest and principal in the amount of $1,007,294 due on May 1, 2013. As of November 30, 2008, our outstanding principal balance on this loan is $1,288,758.

On November 30, 2007, we took out a $1,500,000 loan with West Bank to finance the construction of a new Art’s-Way Vessels facility in the industrial park in Dubuque, Iowa.  The loan bore interest at a fixed rate of 7.25% for 5 years.  We made four monthly consecutive interest payments beginning in January 2008, with interest calculated at a rate of 7.25% on the unpaid principal.  On May 1, 2008 the terms of this loan were changed to modify the maturity date, interest rate, and payments.  On May 1, 2008, the principal amount of the loan was $1,498,063.  The new terms changed the maturity date to May 1, 2013 and the interest rate is now fixed at 5.75%.  Payments of $12,550 are due monthly for principal and interest, with a final accrued interest and principal payment in the amount of $1,114,714 due on May 1, 2013. As of November 30, 2008, our outstanding principal balance on this loan is $1,466,877.

Material terms and conditions of our debt obligations with West Bank are that we maintain insurance coverage on collateral and provide internally-prepared monthly financial reports and annual audited financial statements.  The monthly reports must include accounts receivable aging schedules and we must provide borrowing base certificates.  The borrowing bases limit advances on our revolving line of credit to 60% of our less than 90-days accounts receivable, 60% of finished goods inventory, 50% of raw material inventories and 50% of work-in-process inventory plus 40% of appraisal value of machinery and equipment.

The loan covenants also place restrictions on our debt service coverage ratio and debt to tangible net worth ratio. West Bank may declare any unpaid principal balance due if any of the following events occur and the Company fails to cure within 20 days: (i) the Company fails to make a payment when due or fails to comply with any obligations under the line of credit or any other agreement with West Bank; (ii) the Company or either of its subsidiaries defaults under any agreement that would affect the Company’s ability to repay West Bank; (iii) the Company or either of its subsidiaries is declared insolvent or are made party to foreclosure or forfeiture proceedings; or (iv) there is any change in ownership of 25% or more of the Company’s common stock. As of November 30, 2008, we were not in compliance with certain covenants regarding our debt to tangible net worth ratio. We obtained a letter agreement dated January 20, 2009, in which West Bank agreed to waive this covenant and its right to demand payment through November 30, 2009.  We did not receive a notice of default from West Bank.

Our loans and line of credit from West Bank are secured by a first lien on all of our assets and those of our subsidiaries, including real estate, inventory, accounts receivable, machinery and equipment.

The following table represents our working capital and current ratio for the past two fiscal years:

	Fiscal Year Ended
	November 30, 2008	November 30, 2007
Current Assets	$19,756,362	$13,784,624
Current Liabilities	8,642,633	3,547,658
Working Capital	$11,113,729	$10,236,966

Current Ratio	2.29	3.88

Off Balance Sheet Arrangements

None.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Art's-Way Manufacturing Co., Inc.
Armstrong, Iowa

We have audited the accompanying consolidated balance sheets of Art's-Way Manufacturing Co., Inc. and Subsidiaries as of November 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express such an opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Art's-Way Manufacturing Co., Inc. and Subsidiaries as of November 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Minneapolis, Minnesota
February 26, 2009

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Balance Sheets
November 30, 2008 and 2007

	2008	2007
Assets
Current assets:
Cash	$103,450	$612,201
Accounts receivable-customers, net of allowance for doubtful
accounts of $177,434 and $148,636 in 2008 and 2007, respectively	3,251,326	3,087,781
Inventories, net	15,172,723	8,636,602
Deferred taxes	780,000	773,555
Cost and Profit in Excess of Billings	250,330	265,615
Income taxes receivable	87,000	-
Other current assets	111,533	408,870
Total current assets	19,756,362	13,784,624
Property, plant, and equipment, net	6,855,042	5,497,200
Covenant not to Compete	240,000	300,000
Goodwill	375,000	375,000
Other Assets	-	9,771
Total assets	$27,226,404	$19,966,595
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to bank	$2,581,775	$397,859
Current portion of term debt	429,689	250,027
Accounts payable	3,425,885	1,368,988
Checks issued in excess of deposits	274,043	-
Customer deposits	75,980	53,196
Billings in Excess of Cost and Profit	531,736	7,675
Accrued expenses	1,323,525	1,323,008
Income taxes payable	-	146,905
Total current liabilities	8,642,633	3,547,658
Long-term liabilities
Deferred taxes	490,000	205,998
Term debt, excluding current portion	6,083,159	6,069,657
Total liabilities	15,215,792	9,823,313
Stockholders’ equity:
Common stock – $0.01 par value. Authorized 5,000,000 shares;
issued 3,986,352 and 1,984,176 shares in 2008 and 2007	39,864	19,842
Additional paid-in capital	2,085,349	1,828,427
Retained earnings	9,885,399	8,295,013
Total stockholders’ equity	12,010,612	10,143,282
Total liabilities and stockholders’ equity	$27,226,404	$19,966,595
See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Operations
Years ended November 30, 2008 and 2007
	2008	2007
Net sales	$32,041,138	$25,517,750
Cost of goods sold	24,078,747	17,837,030
Gross profit	7,962,391	7,680,720
Expenses:
Engineering	323,265	338,286
Selling	1,735,936	1,117,579
General and administrative	3,136,930	2,468,005
Total expenses	5,196,131	3,923,870
Income from operations	2,766,260	3,756,850
Other income (expense):
Interest expense	(461,412)	(383,616)
Other	445,802	6,095
Total other expense	(15,610)	(377,521)
Income before income taxes	2,750,649	3,379,329
Income tax	921,082	1,145,648
Net income	$1,829,567	$2,233,681
Net income per share:
Basic	0.46	0.56
Diluted	0.46	0.56

See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Cash Flows
Years ended November 30, 2008 and 2007

	2008	2007
Cash flows from operations:
Net income	$1,829,567	$2,233,681
Adjustments to reconcile net income to
net cash provided by operating activities:
Stock based compensation	198,452	41,360
(Gain) Loss on disposition of property, plant, and equipment	(418,269)	(134,672)
Depreciation expense	534,673	347,046
Amortization expense	60,000	98,520
Fire loss of operating supplies	-	(371,792)
Deferred income taxes	277,557	204,443
Changes in assets and liabilities, net of
Miller Pro acquisition in 2007:
(Increase) decrease in:
Accounts receivable	(163,545)	(774,491)
Inventories	(6,536,121)	(1,263,651)
Other current assets	48,465	3,116
Income taxes receivable	(87,000)	-
Other, net	9,771	1,949
Increase (decrease) in:
Accounts payable	2,056,897	781,433
Contracts in progress, net	539,346	(694,581)
Customer deposits	22,784	(371,009)
Income taxes payable	(146,905)	(3,806)
Accrued expenses	517	46,061
Net cash provided (used) by operating activities	(1,773,811)	143,607
Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,892,515)	(2,982,645)
Purchase of assets of Miller Pro	-	(2,337,745)
Proceeds from insurance recoveries	666,591	1,233,633
Proceeds from sale of property, plant, and equipment	550	15,000
Net cash (used in) investing activities	(1,225,374)	(4,071,757)
Cash flows from financing activities:
Net change in line of credit	2,183,916	397,859
Net activity as a result of checks issued in excess of deposits	274,043	-
Payments of notes payable to bank	(306,836)	(3,158,453)
Proceeds from term debt	500,000	5,405,206
Proceeds from the exercise of stock options	78,492	21,430
Dividends paid to stockholders	(239,181)	(197,812)
Net cash provided by financing activities	2,490,434	2,468,230
Net increase/(decrease) in cash	(508,751)	(1,459,920)
Cash at beginning of period	612,201	2,072,121
Cash at end of period	$103,450	$612,201

See accompanying notes to consolidated financial statements.

Supplemental disclosures of cash flow information:
Cash paid/(received) during the period for:
Interest	$504,191	$299,273
Income taxes	877,380	1,135,960

Supplemental schedule of investing activities:
Miller Pro acquisition:
Inventories	-	1,462,745
Property, plant and equipment	-	200,000
Covenant not to Compete	-	300,000
Goodwill	-	375,000
Cash paid	$-	$2,337,745

Supplemental disclosures of noncash investing activities:
Proceeds from insurance recoveries	$666,591	$1,233,633
Insurance recoveries receivable	-	248,872
Gain recognized in previous years	(248,872)
Net book value of assets destroyed
Property, plant and equipment	-	(339,258)
Cost incurred on contracts in progress	-	(379,375)
Cost incurred for plant supplies	-	(371,792)
Inventories	-	(87,969)
Gain on insurance recovery	$417,719	$304,111

Noncash financing activity:
Refinanced existing debt with West Bank	$-	$1,024,794

See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Stockholders’ Equity
Years ended November 30, 2008 and 2007

	Common stock		Additional
	Number of		paid-in	Retained
	shares	Par value	capital	earnings	Total
Balance, November 30, 2005	1,963,176	$19,632	$1,719,787	$5,424,263	$7,163,682
Exercise of stock options	15,000	150	40,550	—	40,700
Stock based compensation	—	—	5,360	—	5,360
Dividends paid, $0.05 per share	—	—	—	(98,659)	(98,659)
Net income	—	—	—	933,540	933,540
Balance, November 30, 2006	1,978,176	$19,782	$1,765,697	$6,259,144	$8,044,623
Exercise of stock options	6,000	60	21,370	—	21,430
Stock based compensation	—	—	41,360	—	41,360
Dividends paid, $0.5 per share	—	—	—	(197,812)	(197,812)
Net income	—	—	—	2,233,681	2,233,681
Balance, November 30, 2007	1,984,176	$19,842	$1,828,427	$8,295,013	$10,143,282
Additional shares available due to
two-for-one common stock split	1,984,176	19,842	(19,842)		—
Exercise of stock options	18,000	180	78,312	—	78,492
Stock based compensation	—	—	198,452	—	198,452
Dividends paid, $0.06 per share	—	—	—	(239,181)	(239,181)
Net income	—	—	—	1,829,567	1,829,567
Balance, November 30, 2008	3,986,352	$39,864	$2,085,349	$9,885,399	$12,010,612

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

(a)	Nature of Business

Art’s-Way Manufacturing Co., Inc. is primarily engaged in the fabrication and sale of metal products in the agricultural sector of the United States economy.  Major product offerings include animal feed processing equipment, hay and forage equipment, sugar beet harvesting equipment, land maintenance equipment and crop shredding equipment.  A significant part of the Company’s business is supplying hay blowers to original equipment manufacturers (OEMs).  Another important part of the Company’s business is after market service parts that are available to keep its branded and OEM produced equipment operating to the satisfaction of the end user of the Company’s products.

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

The Company maintains its cash balances in several different accounts in two different banks, and balances in these accounts are periodically in excess of federally insured limits.

(d)	Customer Concentration

One of the Company’s customers accounted for approximately 16.9% and 6.7% of consolidated revenues for the years ended November 30, 2008 and November 30, 2007, respectively.

(e)	Accounts Receivable

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

(f)	Inventories

Inventories are stated at the lower of cost or market, and cost is determined using the standard costing method.  Management monitors the carrying value of inventories using inventory control and review processes that include, but are not limited to, sales forecast review, inventory status reports, and inventory reduction programs.  The Company records inventory write downs to market based on expected usage information for raw materials and historical selling trends for finished goods.  Additional write downs may be necessary if the assumptions made by management do not occur.

(g)	Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost.  Depreciation of plant and equipment is provided using the straight-line method, based on the estimated useful lives of the assets which range from three to forty years.

(h)	Goodwill and Other Intangible Assets and Impairment

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

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which is five years.  Estimated future amortization of intangible assets is $60,000 in each of the next 4 years.

(i)	Income Taxes

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

(j)	Revenue Recognition

Revenue is recognized when risk of ownership and title pass to the buyer, generally upon the shipment of the product.  All sales are made to an authorized dealer that has submitted an application for dealer status, and was informed of general sales policies when approved.   Any changes in Company terms are documented in the most recently published price lists.  Pricing is fixed and determinable according to the Company’s published equipment and parts price lists.  Title to all equipment and parts sold shall pass to the Buyer upon delivery to the carrier and is not subject to a customer acceptance provision.  Proof of the passing of title is documented by the signing of the delivery receipt by a representative of the carrier.   Post shipment obligations are limited to any claim with respect to the condition of the equipment or parts.  Applicable sales taxes imposed on our revenues are presented on a net basis on the consolidated statements of operations and therefore do not impact net revenues or cost of goods sold.  A provision for warranty expenses, based on sales volume, is included in the financial statements.  The Company returns policy allows for new and saleable parts to be returned, subject to inspection and a restocking charge which is included in net sales.  Whole goods are not returnable.    Shipping costs charged to customers are included in net sales.  Freight costs incurred are included in cost of goods sold.

In certain circumstances, upon the customer’s written request, we may recognize revenue when production is complete and the good is ready for shipment.  At the buyer’s request, we will bill the buyer upon completing all performance obligations, but before shipment.  The buyer dictates that we ship the goods per their direction from our manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that we will segregate the goods from our inventory, such that they are not available to fill other orders. This agreement also specifies that the buyer is required to purchase all goods manufactured under this agreement.  Title of the goods will pass to the buyer when the goods are complete and ready for shipment, per the customer agreement.  At the transfer of title, all risks of ownership have passed to the buyer, and the buyer agrees to maintain insurance on the manufactured items that have not yet been shipped.  We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both buyer and seller.  The credit terms on this agreement are consistent with the credit terms on all other sales.  All risks of loss are shouldered by the buyer, and there are no exceptions to the buyer’s commitment to accept and pay for these manufactured goods.   Revenues recognized at the completion of production in 2008, 2007, and 2006 were $1,122,037, $1,307,820 and $1,907,470, respectively.

Art’s-Way Scientific, Inc. is in the construction industry, and as such accounts for long-term contracts on the percentage of completion method.   Revenue and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion.  Contract losses are recognized when current estimates of total contract revenue and contract cost indicate a loss.  Estimated contract costs include any and all costs appropriately allocable to the contract.  The provision for these contract losses will be the excess of estimated contract costs over estimated contract revenues.

Costs and profit in excess of amounts billed are classified as current assets and billings in excess of cost and profit are classified as current liabilities.

(k)	Research and Development

Research and development costs are expensed when incurred.  Such costs approximated $207,000 and $178,000 for the years ended November 30, 2008 and 2007, respectively.

(l)	Advertising

Advertising costs are expensed when incurred.  Such costs approximated $210,000 and $205,000 for the years ended November 30, 2008 and 2007, respectively.

(m)	Income Per Share

Basic net income per common share has been computed on the basis of the weighted average number of common shares outstanding.  Diluted net income per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.  Per share computations reflect the results of the two for one stock split that became effective July 30, 2008.

Basic and diluted earnings per common share have been computed based on the following as of November 30, 2008 and 2007:

	2008	2007
Basic:
Numerator, net income	$1,829,567	$2,233,681
Denominator: Average number of common shares outstanding	3,973,816	3,957,864
Basic earnings per common share	$0.46	$0.56
Diluted
Numerator, net income	$1,829,567	$2,233,681
Denominator: Average number of common shares outstanding	3,973,816	3,957,864

Effect of dilutive stock options	16,684	10,750
	3,990,500	3,968,614
Diluted earnings per common share	$0.46	$0.56

(n)	Stock Based Compensation

The Company accounted for stock options in accordance with the provisions of the Financial Accounting Standards Board (FASB) Statement No. 123 (Revised), Share-Based Payments (FAS 123(R)).  Statement FAS 123(R) requires that share-based compensation, which includes stock options, be accounted for at the fair value of the applicable equity instrument.  The Company utilized the Black Scholes option pricing model to value stock options.

(o)	Use of Estimates

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

(p)	Recently Issued Accounting Pronouncements

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

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations,” which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

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

(2)	Allowance for Doubtful Accounts

A summary of the Company’s activity in the allowance for doubtful accounts is as follows:

	2008	2007

Balance, beginning	$148,636	$108,372
Provision charged to expense	37,835	81,026
Less amounts charged-off	(9,037)	(40,762)
Balance, ending	$177,434	$148,636

(3)	Inventories

Major classes of inventory are:

	2008	2007

Raw materials	$10,622,204	$4,468,920
Work in process	825,330	336,108
Finished goods	5,667,449	5,033,063
	$17,114,983	$9,838,091
Less: Reserves	(1,942,260)	(1,201,489)
	$15,172,723	$8,636,602

(4)	Contracts in Progress

Amounts included in the consolidated financial statements related to uncompleted contracts are as follows:

	Cost and Profit in Excess of Billings	Billings in Excess of Costs and Profit
November 30, 2008
Costs	$1,718,066	$6,068,582
Estimated earnings	468,486	2,435,550
	2,186,552	8,504,132
Less: amounts billed	(1,936,222)	(9,035,867)
	$250,330	$(531,736)
November 30, 2007
Costs	$2,910,576	$375,766
Estimated earnings	648,221	105,500
	3,558,797	481,266
Less: amounts billed	(3,293,182)	(488,941)
	$265,615	$(7,675)

The amounts billed on these long term contracts are due 30 days from invoice date.  All amounts billed are expected to be collected within the next 12 months.  As of November 30, 2008, no retainages were receivable.

(5)	Property, Plant, and Equipment

Major classes of property, plant, and equipment are:

	2008	2007
Land	$455,262	$455,262
Buildings and improvements	6,721,957	4,755,097
Construction in Progress	169,559	790,176
Manufacturing machinery and equipment	10,162,377	9,685,762
Trucks and automobiles	231,331	174,174
Furniture and fixtures	107,982	107,982
	17,848,468	15,968,453
Less accumulated depreciation	(10,993,426)	(10,471,253)
Property, plant and equipment	$6,855,042	$5,497,200

Depreciation expense totaled $534,673 and $347,046 for the fiscal years ended November 30, 2008 and 2007, respectively.

(6)	Accrued Expenses

Major components of accrued expenses are:

	2008	2007
Salaries, wages, and commissions	$780,293	$562,806
Accrued warranty expense	327,413	262,665
Other	215,819	497,537
	$1,323,525	$1,323,008

(7)	Product Warranty

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

Changes in the Company’s product warranty liability for the years ended November 30, 2008 and 2007 are as follows:

	2008	2007

Balance, beginning	$262,665	$230,740
Settlements made in cash or in-kind	(275,158)	(194,889)
Warranties issued	339,906	226,814
Balance, ending	$327,413	$262,665

(8)	Loan and Credit Agreements

The Company has a revolving line of credit for $3,500,000 that matures on April 30, 2009 and is renewable annually with advances funding the working capital, and letter of credit needs.  The interest rate is West Bank’s prime interest rate, adjusted daily.  As of November 30, 2008, the interest rate was 4.0%.  Monthly interest only payments are required and the unpaid principal is due on the maturity date.  Collateral consists of a first position on assets owned by the Company including, but not limited to inventories, accounts receivable, machinery and equipment.  As of November 30, 2008 and November 30, 2007, the Company had borrowed $2,581,775 and $397,859 respectively, against the line of credit.  The available amounts remaining on the line of credit were $918,225 and $3,102,141 on November 30, 2008 and November 30, 2007, respectively.  Other terms and conditions of the debt with West Bank include providing monthly internally prepared financial reports including accounts receivable aging schedules and borrowing base certificates and year-end audited financial statements.  The borrowing base shall limit advances from line of credit to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and 50% of work-in-process inventory plus 40% of appraisal value of machinery and equipment.

On June 7, 2007 the Company restructured its long-term debt with West Bank.  The Company now has one loan for $4,100,000.  The loan was written to mature on May 1, 2017 and bore fixed interest at 7.25%.  On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate, and payments.  The loan, with a principal amount of $3,898,161, will now mature on May 1, 2013 and bears fixed interest at 5.75%.  Monthly principal and interest payments in the amount of $42,500 are required, with a final payment of principal and accrued interest in the amount of $2,304,789 due on May 1, 2013.

The Company obtained two additional loans in 2007.  Both of these loans were to finance the construction of the new facilities in Monona and Dubuque.  On October 9, 2007, the Company obtained a loan for $1,330,000 that bore fixed interest at 7%.  On May 1, 2008 the terms of this loan were changed to modify the maturity date, interest rate, and payments.  On May 1, 2008, the principal amount of the loan was $1,316,003.  The new terms changed the maturity date to May 1, 2013 and the interest rate is now fixed at 5.75%.  Monthly payments of $11,000 are required for principal and interest, with a final payment of accrued interest and principal in the amount of $1,007,294 due on May 1, 2013.

On November 30, 2007, the Company obtained a construction loan to finance the Dubuque, Iowa facility.  This loan has a principal amount of $1,500,000. The loan bore fixed interest at 7.25%. On December 19, 2007, the additional $500,000 available was disbursed.  On May 1, 2008 the terms of this loan were changed to modify the maturity date, interest rate, and payments.  On May 1, 2008, the principal amount of the loan was $1,498,063.  The new terms changed the maturity date to May 1, 2013 and the interest rate is now fixed at 5.75%.  Payments of $12,550 are due monthly for principal and interest, with a final accrued interest and principal payment in the amount of $1,114,714 due on May 1, 2013.

J. Ward McConnell, Jr. was required until June 2007 to personally guarantee the debt on the old loans with West Bank on an unlimited and unconditional basis.  The guarantee of the term debt was reduced after the first three years to a percentage representing his ownership of the Company.  Mr. McConnell’s guarantee would have been removed from the term debt in the event that his ownership interest in the Company was reduced to a level less than 20% after the first three years of the loan.  The Company compensated Mr. McConnell for his personal guarantee at an annual percentage rate of 2% of the outstanding balance to be paid monthly.  Guarantee fee payments to Mr. McConnell were approximately $30,000 and $0, for the year ended November 30, 2007, and 2008, respectively.

A summary of the Company’s term debt is as follows:

	2008	2007

West Bank loan payable in monthly installments of $42,500 including interest at 5.75% and then due May 1, 2013 (A)	$3,757,213	$3,989,684

West Bank loan payable in monthly installments of $11,000 including interest at 5.75% and then due May 1, 2013 (A)	1,288,758	1,330,000

West Bank loan payable in monthly installments of $12,550 including interest at 5.75% and then due May 1, 2013 (A)	1,466,877	1,000,000

Total term debt	6,512,849	6,319,684
Less current portion of term debt	(429,689)	(250,027)
Term debt, excluding current portion	$6,083,159	$6,069,657

(A)
Covenants include, but are not limited to, debt service coverage ratio and debt/tangible net worth ratio.  These loans are secured by real estate and unlimited guarantees of Art’s-Way Vessels, Inc. and Art’s-Way Scientific, Inc.

We received a debt waiver letter from West Bank for violating the debt/tangible net worth ratio covenant as of November 30, 2008.  This waiver is in effect until the covenant is measured again at November 30, 2009.

A summary of the minimum maturities of term debt follows for the years ending November 30:

Year:	Amount
2009	$429,690
2010	453,570
2011	480,409
2012	508,835
2013	4,640,345
$6,512,849

(9)	Employee Benefit Plans

The Company sponsors a defined contribution 401(k) savings plan which covers substantially all full-time employees who meet eligibility requirements.  Participating employees may contribute as salary reductions a minimum of 4% of their compensation up to the limit prescribed by the Internal Revenue Code.  The Company began making 25% matching contribution up to 1% of eligible compensation starting June 2005.  The Company recognized an expense of $32,348 and $29,799 related to this plan during the years ended November 30, 2008 and 2007, respectively.

(10)	Stock Option Plan

On November 30, 2008, the Company has two stock options plans, which are described below.  The compensation cost that has been charged against income for those plans was $198,452 and $41,360 for 2008 and 2007, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $82,258 and $0 for 2008 and 2007, respectively.  No compensation cost was capitalized as part of inventory or fixed assets.

On January 25, 2007 the Board of Directors adopted the 2007 Non-Employee Directors’ Stock Option Plan, which was also approved by the stockholders at the annual stockholders meeting on April 24, 2008.  This plan authorizes 200,000 shares to be issued.  Options will be granted to non-employee directors to purchase shares of common stock of the Company at a price not less than fair market value at the date the options are granted.  Non-employee directors are automatically granted options to purchase 2,000 shares of common stock annually or initially upon their election to the Board, which are automatically vested.  Options granted are nonqualified stock options and expire five years after the date of grant, if not exercised.  Shares received upon the exercise of options are previously authorized, but unissued shares.

On February 5, 2007 the Board of Directors adopted the 2007 Employee Stock Option Plan which was approved by the stockholders at the Annual Stockholders’ Meeting on April 26, 2007.  This plan authorizes 200,000 shares to be issued.  Options will be granted to employees to purchase shares of common stock of the Company at a price not less than fair market value at the date the options are granted.  Options are granted to employees at the discretion of the Board of Directors.  Options granted are either nonqualified stock options or incentive stock options and expire ten years after the date of grant, if not exercised.  Shares received upon the exercise of options are previously authorized, but unissued shares.     Options shall vest and become first exercisable as determined by the Board of Directors.  Compensation cost is determined through use of the Black Scholes model, which is communicated to employees receiving options.

The fair value of each option award is estimated on the date of grant using the Black Scholes option-pricing model.  Expected volatility is based on historical volatility of the Company’s stock and other factors.  The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date.

	2008	2007
Expected Volatility	57.61% to 78.53%	50.00%
Expected Dividend Yield	0.001% to 0.780%	0.001%
Expected Term (in years)	2	2
Risk-free Rate	4.25%	4.25%

A summary of activity under the plans as of November 30, 2008, and changes during the year then ended as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at beginning of period	54,000	$7.60
Granted	92,000	$10.16
Exercised	(18,000)	$4.07		$0
Options Expired or Forfeited	(2,000)	$13.38
Options outstanding at end of period	126,000	$9.88	8.36	$0
Options exercisable at end of period	78,500	$10.71	7.76	$0

The weighted-average grant-date fair value of options granted during the year 2008 and 2007 was $4.07 and $2.58, respectively.

A summary of the status of the Company’s nonvested shares as of November 30, 2008, and changes during the year ended November 30, 2007, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant- Date Fair Value
Nonvested at beginning of period	24,000	$3.25
Granted	92,000	$3.37
Vested	(66,500)	$4.33
Forfeited	(2,000)	$5.47
Nonvested at end of period	47,500	$3.20

As of November 30, 2008, there was $112,110 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the plans.  That cost is expected to be recognized over a weighted-average period of two years.  The total fair value of shares vested during the years ended November 30, 2008 and 2007 was $198,452 and $41,360, respectively.

The cash received from the exercise of options during fiscal year 2007 was $78,492.

(11)	Income Taxes

Total income tax expense (benefit) for the years ended November 30, 2008 and 2007 consists of the following:

	November 30
	2008	2007
Current expense	$643,525	$941,205
Deferred expense	277,557	204,443
	$921,082	$1,145,648

The reconciliation of the statutory Federal income tax rate and the effective tax rate are as follows:

	November 30
	2007	2007
Statutory federal income tax rate	34.0%	34.0%
Other	(0.5)	(0.1)
	33.5%	33.9%

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at November 30, 2008 and 2007 are presented below:

	November 30
	2008	2007
Current deferred tax assets:
Accrued expenses	$242,000	$156,821
Inventory capitalization	148,000	148,000
Asset reserves	390,000	468,734
Total current deferred tax assets	$780,000	$773,555

Non-current deferred tax assets (liabilities):
Fire Proceeds	(154,000)	(123,244)
Property, plant, and equipment	(336,000)	(82,754)
Total non-current deferred tax assets (liabilities)	$(490,000)	$(205,998)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company files income tax returns in the U.S. federal jurisdiction and various states.  The company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years ended before November 30, 2005.

The Company shall classify interest and penalties to be paid on an underpayment of taxes as income tax expense.  For the years ended November 30, 2008 and 2007 no interest or penalty amounts have been recognized in the consolidated statements of operations or the consolidated balance sheets.

(12)	Disclosures About the Fair Value of Financial Instruments

SFAS 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.  At November 30, 2008 and 2007, the carrying amount approximates fair value for cash, accounts receivable, accounts payable, notes payable to bank, term debt, and other current and long-term liabilities.  The carrying amounts approximate fair value because of the short maturity of these instruments.  The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

(13)	Litigation and Contingencies

Various legal actions and claims are pending against the Company. In the opinion of management adequate provisions have been made in the accompanying financial statements for all pending legal actions and other claims.

(14)	Purchase Obligations

The Company has a contract with Christensen Construction Company to build an addition to the facility in Armstrong.  The total contract is for $159,200 of which $0 had been billed by November 30, 2008.

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

Approximate financial information with respect to the reportable segments is as follows.

Twelve Months Ended November 30, 2008
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$21,045,000	$331,000	$10,665,000	$32,041,000
Income from operations	1,770,000	(1,061,000)	2,057,000	2,766,000
Income before tax	1,585,000	(1,216,000)	2,382,000	2,751,000
Total Assets	20,764,000	2,734,000	3,728,000	27,226,000
Capital expenditures	680,000	1,036,000	177,000	1,893,000
Depreciation & Amortization	453,000	54,000	88,000	595,000

Twelve Months Ended November 30, 2007
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$14,258,000	$4,272,000	$6,988,000	$25,518,000
Income from operations	1,687,000	916,000	1,154,000	3,757,000
Income before tax	1,433,000	635,000	1,311,000	3,379,000
Total Assets	12,941,000	2,432,000	4,594,000	19,967,000
Capital expenditures	429,000	1,102,000	1,652,000	3,183,000
Depreciation & Amortization	369,000	49,000	28,000	446,000

(17)	Subsequent Events

On December 16, 2008, we signed an agreement with West Bank to amend the terms of our revolving line of credit to allow for maximum borrowing of $4,500,000.  The line of credit matures on April 30, 2009 and is renewable annually with advances funding the working capital, and letter of credit needs.  The interest rate is West Bank’s prime interest rate, adjusted daily.   Monthly interest only payments are required and the unpaid principal is due on the maturity date.  Collateral consists of a first position on assets owned by the Company including, but not limited to inventories, accounts receivable, machinery and equipment.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A(T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The person serving as our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e), as of the end of the period subject to this Report.  Based on this evaluation, the person serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified by the Securities and Exchange Commission’s rules and forms. Due to the material weakness described below, our disclosure controls and procedures did not ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act was collected and communicated to our management, including the person serving as our principal executive officer and principal financial officer, in a manner to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of November 30, 2008.

 A material weakness (as defined in SEC Rule 12b-2) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weakness in internal control over financial reporting as of November 30, 2008:

Inventory Accounting – Management has concluded that in our Armstrong, Iowa facility we had a significant number of variances between the actual quantities on hand for various items as compared to the quantities recorded in the accounting systems before the year-end physical inventory count.   The Company’s key internal control over the recording of accurate inventory quantities is its cycle count process, which did not identify these variances. Additionally, management’s process for evaluating and testing this control in conjunction with its assessment of internal controls over financial reporting did not identify that the cycle count process was not functioning properly.

Management, under the oversight of the Audit Committee, is in the process of remediating the material weakness. Management believes it has taken the appropriate action through the physical inventory count to ensure that inventory is properly reflected in the Company’s financial statements.  With respect to the ineffectiveness of the internal control giving rise to the material weakness, management, under the oversight of the Audit Committee, is in the process of identifying and implementing remediation actions, as identified in more detail under the heading “Changes to Internal Control Over Financial Reporting.”

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Limitations on Controls

Our management, including our principal executive officer [and principal financial officer], does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes to Internal Control Over Financial Reporting

We are undertaking efforts to remediate the material weakness identified above. During the first quarter of fiscal 2009, we implemented additional inventory control procedures.  These procedures include changes made in both the manufacturing processes and the financial reporting processes.  We will continue to evaluate the effectiveness of these controls.

Item 9B.  OTHER INFORMATION.

On December 16, 2008, we executed a promissory note to increase our revolving line of credit with West Bank to $4.5 million (the “Line of Credit”). The line of credit accrues interest at West Bank’s prime rate, adjusted daily and with a minimum rate of 4.000% per annum. As of December 16, 2008, the interest rate for the line of credit was 4.000%. Monthly interest only payments are required and the unpaid principal is due on the maturity date, which is April 30, 2009.

We have executed Commercial Security Agreements dated April 25, 2003, April 20, 2007, and December 16, 2008 (the “Commercial Security Agreements”), which state that the Line of Credit  is secured by a first lien on all of our assets and those of our subsidiaries, including real estate, inventory, accounts receivable, machinery and equipment. Each of the Company’s wholly-owned subsidiaries has also granted unlimited secured guaranties. The Commercial Security Agreements require us to maintain insurance coverage on collateral; accordingly, each of Art’s-Way Manufacturing, Art’s-Way Vessels and Art’s-Way Scientific executed Agreements to Provide Insurance. We are also required to provide monthly internally prepared financial reports including accounts receivable aging schedules and borrowing base certificates and year-end audited financial statements. The borrowing base limits advances from the line of credit to 60% of the Company’s accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and 50% of work-in-process inventory plus 40% of appraisal value of machinery and equipment.

Pursuant to the Commitment Letter from West Bank dated April 8, 2008 (the “Commitment Letter”), which sets forth covenants and conditions for maintaining the Line of Credit,  West Bank may declare any unpaid principal balance due if any of the following events occur and the Company fails to cure within 20 days: (i) the Company fails to make a payment when due or fails to comply with any obligations under the line of credit or any other agreement with West Bank; (ii) the Company or either of its subsidiaries defaults under any agreement that would affect the Company’s ability to repay West Bank; (iii) the Company or either of its subsidiaries is declared insolvent or are made party to foreclosure or forfeiture proceedings; or (iv) there is any change in ownership of 25% or more of the Company’s common stock.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Note, the Commitment Letter, the Commercial Security Agreements and the Form of Agreement to Provide Insurance, copies of which are attached hereto as Exhibits 10.7 through 10.12 and are incorporated herein by reference.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to the sections entitled “Election of Directors,” “Compliance with Section 16(a) of the Exchange Act,” and “Corporate Governance” in our definitive proxy statement relating to our 2009 Annual Meeting of Stockholders.

Item 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the section entitled “Executive Compensation” in our definitive proxy statement relating to our 2009 Annual Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to the section entitled “Principal Stockholders and Management Shareholdings” and “Equity Compensation Plan Information” in our definitive proxy statement relating to our 2009 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

  The information required by Item 13 is incorporated by reference to the sections entitled “Corporate Governance” and “Certain Transactions and Business Relationships” in our definitive proxy statement relating to our 2009 Annual Meeting of Stockholders.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the section entitled “Independent Registered Public Accounting Firm” in our definitive proxy statement relating to our 2009 Annual Meeting of Stockholders.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Eide Bailly, LLP on Consolidated Financial Statements and Financial Statement Schedule as of November 30, 2008 and 2007

Consolidated Balance Sheets as of November 30, 2008 and 2007

Consolidated Statements of Operations for each of the two years in the period ended November 30, 2008

Consolidated Statements of Stockholders’ Equity for each of the two years in the period ended November 30, 2008

Consolidated Statements of Cash Flows for each of the two years in the period ended November 30, 2008

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. The following consolidated financial statement schedule is included in Item 8: Not applicable.

(3)	Exhibits. See “Exhibit Index to Form 10-K” immediately following the signature page of this Form 10-K

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date:	02/27/2009	/s/ Carrie L. Majeski
Carrie L. Majeski
President, Chief Executive Officer and Principal Financial Officer

POWER OF ATTORNEY

     Each person whose signature appears below constitutes CARRIE L. MAJESKI his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: 2/27/2009	/s/ Carrie L. Majeski
Carrie L. Majeski President, Chief Executive Officer and Principal Financial Officer

Date: 2/27/2009	/s/ Amber J. Murra, CPA
Amber J. Murra, CPA Principal Accounting Officer

Date: 2/27/2009	/s/ J. Ward McConnell, Jr.,
J. Ward McConnell, Jr., Executive Chairman, Director

Date: 2/27/2009	/s / David R. Castle
David R. Castle, Director

Date: 2/27/2009	/s/ Fred W. Krahmer
Fred W. Krahmer, Director

Date: 2/27/2009	/s/ James Lynch
James Lynch, Director

Date: 2/27/2009	/s/ Douglas McClellan
Douglas McClellan, Director

Date: 2/27/2009	/s/ Marc H. McConnell
Marc H. McConnell, Executive Vice Chairman,

Date: 2/27/2009	/s/ Thomas E. Buffamante
Thomas E. Buffamante, Director

Exhibit Index
Art’s-Way Manufacturing Co., Inc.
Form 10-K
For Fiscal Year Ended November 30, 2008

Exhibit No.	Description
3.1	Articles of Incorporation of Art’s-Way Manufacturing Co., Inc.– filed herewith
3.2	Bylaws of Art’s-Way Manufacturing Co., Inc.– filed herewith
3.3	Amendments to Bylaws of Art's-Way Manufacturing Co., Inc. – incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004
10.1	Purchase Agreement with Vessels Systems Inc. – incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005
10.2	Asset Purchase Agreement with Miller-St. Nazianz, Inc. – incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2007
10.3*	Art's-Way Manufacturing Co., Inc. 2001 Director Stock Option Plan – incorporated by reference to Exhibit 10.3.1 of the Company’s Annual Report on Form 10-K for the year ended November 30, 2002
10.4*	Art's-Way Manufacturing Co., Inc. 2007 Non-Employee Directors Stock Option Plan – incorporated by reference as Exhibit 10.1 of the Quarterly Report on Form 10-K for the quarter ended February 28, 2007
10.5*	Summary of Compensation Arrangements with Directors – filed herewith
10.6*	Summary of Compensation Arrangements with Executive Officer – filed herewith
10.7	Promissory Note to West Bank dated December 16, 2008 – filed herewith
10.8	Commitment Letter from West Bank dated April 8, 2008 – filed herewith
10.9	Commercial Security Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank dated April 25, 2003 – filed herewith
10.10	Commercial Security Agreement between Art’s-Way Scientific Inc. and West Bank dated April 20, 2007 – filed herewith
10.11	Commercial Security Agreement between Art’s-Way Vessels, Inc. and West Bank dated December 16, 2008 – filed herewith
10.12	Form of Agreement to Provide Insurance for loan dated December 16, 2008 – filed herewith
10.13	Real Estate Mortgage to West Bank dated April 23, 2003 for property located in Armstrong, Iowa – filed herewith
10.14	Real Estate Mortgage to West Bank dated October 9, 2007 for property located in Monona, Iowa – filed herewith
10.15	Real Estate Mortgage to West Bank dated November 30, 2007 for property located in Dubuque, Iowa – filed herewith
10.16	Change in Terms Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank dated May 1, 2008 for Loan No. 1260080536 – filed herewith
10.17	Business Loan Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank dated May 1, 2008 for Loan No. 1260080536 – filed herewith
10.18	Change in Terms Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank dated May 1, 2008 for Loan No. 81290 – filed herewith
10.19	Business Loan Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank dated May 1, 2008 for Loan No. 81290 – filed herewith
10.20	Change in Terms Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank dated May 1, 2008 for Loan No. 81289 – filed herewith
10.21	Business Loan Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank dated May 1, 2008 for Loan No. 81289 – filed herewith
10.22	Letter Agreement from West Bank dated January 20, 2009 – filed herewith
21.1	List of Subsidiaries: Art’s-Way Scientific, Inc. (Iowa corporation); Art’s Way Vessels, Inc. (Iowa corporation)
23.1	Consent of independent registered public accounting firm – filed herewith
24.1	Power of Attorney (included on the “Signatures” page of this report on Form 10-K)
31.1	Certificate pursuant to 17 CFR 240 13(a)-14(a) – filed herewith
32.1	Certificate pursuant to 18 U.S.C. Section 1350 – filed herewith
99.1	Corporate Information

(*)	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.