Form 10-Q
period 2009-02-28
ARTS WAY MANUFACTURING CO INC
filed 2009-04-14
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2009
or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______

Commission File No. 0-5131

ART'S-WAY MANUFACTURING CO., INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	42-0920725
(State or Other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification No.

5556 Highway 9
Armstrong, Iowa 50514
(Address of Principal Executive Offices)

(712) 864-3131
Registrant’s Telephone Number, Including Area Code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of common shares outstanding as of April 8, 2009:  3,986,352

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Balance Sheets

	(Unaudited)
	February	November
	2009	2008
Assets
Current assets:
Cash	$216,595	$103,450
Accounts receivable-customers, net of allowance for doubtful
accounts of $185,746 and $177,434 in 2009 and 2008, respectively	2,942,564	3,251,326
Inventories, net	14,958,842	15,172,723
Deferred taxes	800,000	780,000
Cost and Profit in Excess of Billings	248,731	250,330
Income taxes receivable	146,006	87,000
Other current assets	276,097	111,533
Total current assets	19,588,835	19,756,362
Property, plant, and equipment, net	6,939,851	6,855,042
Covenant not to Compete	225,000	240,000
Goodwill	375,000	375,000
Total assets	$27,128,686	$27,226,404
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to bank	$3,463,771	$2,581,775
Current portion of term debt	434,940	429,689
Accounts payable	1,990,386	3,425,885
Checks issued in excess of deposits	-	274,043
Customer deposits	1,336,520	75,980
Billings in Excess of Cost and Profit	179,441	531,736
Accrued expenses	1,169,619	1,323,525
Total current liabilities	8,574,677	8,642,633
Long-term liabilities
Deferred taxes	540,000	490,000
Term debt, excluding current portion	5,973,887	6,083,159
Total liabilities	15,088,564	15,215,792
Stockholders’ equity:
Common stock – $0.005 par value. Authorized 5,000,000 shares; issued 3,986,352 and 3,986,352 shares in 2009 and 2008	39,864	39,864
Additional paid-in capital	2,111,264	2,085,349
Retained earnings	9,888,994	9,885,399
Total stockholders’ equity	12,040,122	12,010,612
Total liabilities and stockholders’ equity	$27,128,686	$27,226,404
See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Operations
Condensed

	Three Months Ended
	February 28,	February 29,
	2009	2008
Net sales	$6,690,866	$6,748,514
Cost of goods sold	5,374,586	4,573,192
Gross profit	1,316,280	2,175,322
Expenses:
Engineering	88,952	75,468
Selling	420,132	452,814
General and administrative	709,559	833,115
Total expenses	1,218,643	1,361,397
Income from operations	97,637	813,925
Other income (expense):
Interest expense	(126,162)	(122,632)
Other	34,064	41,779
Total other income	(92,098)	(80,853)
Income before income taxes	5,539	733,072
Income tax expense	1,944	256,241
Net income	$3,595	$476,831
Net income per share:
Basic	0.00	0.12
Diluted	0.00	0.12

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Cash Flows
Condensed
	Year To Date
	February	February
	2009	2008
Cash flows from operations:
Net income (loss)	$3,595	$476,831
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Stock based compensation	25,915	43,805
Depreciation expense	143,166	124,663
Amortization expense	15,000	15,000
Deferred income taxes	30,000	(23,433)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	308,762	329,388
Inventories	213,881	(1,615,764)
Other current assets	(164,564)	(213,103)
Insurance Receivable	-	248,872
Other, net	-	(239,100)
Increase (decrease) in:
Accounts payable	(1,435,499)	504,500
Contracts in progress, net	(350,696)	1,273,793
Customer deposits	1,260,540	3,003,329
Income taxes payable	(59,006)	247,173
Accrued expenses	(153,906)	(115,227)
Net cash provided by (used in) operating activities	(162,812)	4,060,727
Cash flows from investing activities:
Purchases of property, plant, and equipment	(227,975)	(633,282)
Net cash (used in) investing activities	(227,975)	(633,282)
Cash flows from financing activities:
Net change in line of credit	881,996	(397,859)
Net activity as a result of checks issued in excess of deposits	(274,043)	-
Payments of notes payable to bank	(104,021)	(43,958)
Proceeds from term debt	-	500,000
Proceeds from the exercise of stock options	-	15,360
Net cash provided by financing activities	503,932	73,543
Net increase in cash	113,145	3,500,988
Cash at beginning of period	103,450	612,201
Cash at end of period	$216,595	$4,113,189

Supplemental disclosures of cash flow information:
Cash paid/(received) during the period for:
Interest	$117,793	$123,931
Income taxes	30,950	32,500

See accompanying notes to condensed consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Account Policies

Statement Presentation

The foregoing financial statements of Art’s-Way Manufacturing Co., Inc. (the “Company”) are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended November 30, 2008.  The results of operations for the three months ended February 28, 2009 are not necessarily indicative of the results for the fiscal year ending November 30, 2009.

(2)	Income Per Share

Basic net income per common share has been computed on the basis of the weighted average number of common shares outstanding.  Diluted net income per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.  Per share computations reflect the results of the two for one stock split that became effective on July 30, 2008.

Basic and diluted earnings per common share have been computed based on the following as of February 28, 2009 and 2008:

	2009	2008
Basic:
Numerator, net income	$3,595	$476,831
Denominator: Average number
of common shares
outstanding	3,986,352	3,970,110
Basic earnings per
common share	$0.00	$0.12
Diluted
Numerator, net income	$3,595	$476,831
Denominator: Average number
of common shares outstanding	3,986,352	3,970,110

Effect of dilutive stock options	0	21,380
	3,986,352	3,991,490
Diluted earnings per
common share	$0.00	$0.12

(3)	Inventories

Major classes of inventory are:

	February 28, 2009	November 30, 2008
Raw materials	$10,115,259	$10,622,204
Work in process	908,688	825,330
Finished goods	5,829,860	5,667,449
	$16,853,807	$17,114,983
Less: Reserves	(1,894,965)	(1,942,260)
	$14,958,842	$15,172,723

(4)	Accrued Expenses

Major components of accrued expenses are:

	February 28, 2009	November 30, 2008

Salaries, wages, and commissions	$663,339	$780,293
Accrued warranty expense	334,755	327,413
Other	171,525	215,819
	$1,169,619	$1,323,525

(5)	Product Warranty

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

Changes in the Company’s product warranty liability for the three months ended February 28, 2009 and February 29, 2008 are as follows:

	2009	2008

Balance, beginning	$327,413	$262,665
Settlements made in cash or in-kind	(87,099)	(150,652)
Warranties issued	94,441	126,185
Balance, ending	$334,755	$238,198

(6)	Loan and Credit Agreements

The Company has a revolving line of credit for $4,500,000, which was increased from $3,500,000 on December 16th, 2008.  The line of credit matures on April 30, 2009 and is renewable annually with advances funding the Company’s working capital and letter of credit needs.  The interest rate is West Bank’s prime interest rate, adjusted daily.  At no time shall the interest rate be less than 4.00%.  As of February 28, 2009, the interest rate was the minimum of 4.0%.  Monthly interest only payments are required and the unpaid principal is due on the maturity date.  Collateral consists of a first position on the assets of the Company and its subsidiaries, including but not limited to, inventories, accounts receivable, machinery and equipment.  As of February 28, 2009 and November 30, 2008, the Company had borrowed $3,463,771 and $2,581,775 respectively, against the line of credit.  The available amounts remaining on the line of credit were $1,036,229 and $918,225 on February 28, 2009 and November 30, 2008, respectively.  Other terms and conditions of the debt with West Bank include providing monthly internally prepared financial reports including accounts receivable aging schedules and borrowing base certificates and year-end audited financial statements.  The borrowing base limits advances from the line of credit to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and 50% of work-in-process inventory plus 40% of appraisal value of machinery and equipment.

On June 7, 2007, the Company restructured its long-term debt with West Bank into a term loan in the amount of $4,100,000.  The loan was written to mature on May 1, 2017 and bore fixed interest at 7.25%.  On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate, and payments.  The loan, with a principal amount of $3,683,949 as of February 28, 2009, will now mature on May 1, 2013 and bears fixed interest at 5.75%.  Monthly principal and interest payments in the amount of $42,500 are required, with a final payment of principal and accrued interest in the amount of $2,304,789 due on May 1, 2013.

The Company obtained two additional loans from West Bank in 2007, for the purpose of financing the construction of the Company’s new facilities in Monona and Dubuque.  On October 9, 2007, the Company obtained a loan for $1,330,000 that bore fixed interest at 7.0%.  On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate, and payments.  On February 28, 2009, the outstanding principal balance was $1,274,415.  The current terms are a maturity date of May 1, 2013 and a fixed interest rate of 5.75%.  Monthly payments of $11,000 are required for principal and interest, with a final payment of accrued interest and principal in the amount of $1,007,294 due on May 1, 2013.

On November 30, 2007, the Company obtained a construction loan to finance construction of the Dubuque, Iowa facility.  This loan had an original principal amount of $1,500,000 and bore fixed interest at 7.25%. On May 1, 2008 the terms of this loan were changed to modify the maturity date, interest rate, and payments.  On February 28, 2009, the outstanding principal balance was $1,450,463.  The current terms are a maturity date of May 1, 2013 and a fixed interest rate of 5.75%.  Payments of $12,550 are due monthly for principal and interest, with a final accrued interest and principal payment in the amount of $1,114,714 due on May 1, 2013.

A summary of the Company’s term debt is as follows:

	2009	2008

West Bank loan payable in monthly installments of $42,500 including interest at 5.75% and then due May 1, 2013 (A)	$3,683,949	$3,757,213

West Bank loan payable in monthly installments of $11,000 including interest at 5.75% and then due May 1, 2013 (A)	1,274,415	1,288,758

West Bank loan payable in monthly installments of $12,550 including interest at 5.75% and then due May 1, 2013 (A)	1,450,463	1,466,878

Total term debt	6,408,827	6,512,849
Less current portion of term debt	434,940	429,689
Term debt, excluding current portion	$5,973,887	$6,083,159

(A)
Covenants include, but are not limited to, debt service coverage ratio and debt/tangible net worth ratio. These loans are secured by all of the Company’s assets and those of its subsidiaries, including real estate, inventory, accounts receivable, inventory and equipment.

We received a debt waiver letter from West Bank for violating the debt/tangible net worth ratio covenant as of November 30, 2008.  This waiver is in effect until the covenant is measured again at November 30, 2009.

(7)	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.  The statement does not require any new fair value measurements, but for some entities, the application of the statement will change current practice.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  FASB Staff Position FAS 157-1 and FAS 157-2 were issued in February 2008.  FSP FAS 157-1 amends SFAS No. 157 to exclude pronouncements that address the fair value measurement for lease classifications from the scope of SFAS No. 157.  FSP FAS 157-2 delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008.  This delay did not include items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  FAS 157 has been adopted by the Company without a material impact on the financial statements.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active, which clarified the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS 157-3 was effective upon issuance.  Its adoption did not have a material effect on the Company’s financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations, which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has not determined the effect that the adoptions of SFAS No. 160 will have on the financial results of the Company.

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

On January 25, 2007 the Board of Directors adopted the 2007 Non-Employee Directors’ Stock Option Plan, which was approved by the stockholders at the annual stockholders meeting on April 24, 2008.  Options will be granted to non-employee directors to purchase shares of common stock of the Company at a price not less than fair market value at the date the options are granted.  Non-employee directors are automatically granted options to purchase 2,000 shares of common stock annually or initially upon their election to the Board, which are automatically vested.  Options granted are nonqualified stock options.

On February 5, 2007 the Board of Directors adopted the 2007 Employee Stock Option Plan, which was approved by the stockholders at the Annual Stockholders’ Meeting on April 26, 2007.  Under this plan, options may be granted to key personnel and consultants at the discretion of the plan administrator. The exercise price of the options must be not less than fair market value at the grant date. The options may be non-qualified or incentive stock options.  The term and vesting conditions of options granted under the plan are at the administrator’s discretion.

(9)	Segment Information

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

Approximate financial information with respect to the reportable segments is as follows.

Three Months Ended February 28, 2009
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$4,709,000	$149,000	$1,833,000	$6,691,000
Income from operations	143,000	(213,000)	168,000	98,000
Income before tax	106,000	(250,000)	150,000	6,000
Total Assets	21,245,000	$2,843,000	3,041,000	27,129,000
Capital expenditures	201,000	27,000	0	228,000
Depreciation & Amortization	112,000	22,000	24,000	158,000

Three Months Ended February 29, 2008
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$4,127,000	$114,000	$2,508,000	$6,749,000
Income from operations	531,000	(236,000)	519,000	814,000
Income before tax	514,000	(263,000)	482,000	733,000
Total Assets	18,767,000	2,642,000	3,804,000	25,213,000
Capital expenditures	32,000	523,000	78,000	633,000
Depreciation & Amortization	111,000	10,000	19,000	140,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008.  Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  Many of these forward-looking statements are located in this report under “Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our ability to meet our production schedule and obtain higher profit margins; (ii) the anticipated benefits of our efforts to improve our disclosure controls and procedures and remediate the material weakness in our internal control over financial reporting; (iii) our expectations related to expenses, particularly engineering expenses; (iv) our beliefs regarding the impact of economic conditions on revenues; and (v) our beliefs regarding the sufficiency of working capital and our continued ability to renew or obtain financing when necessary.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded.  We cannot provide any assurance with respect to our future performance or results.  Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) unexpected delays in production; (ii) delays in or obstacles to our ability to successfully improve our disclosure controls and procedures and remediate the material weakness in our internal control over financial reporting; (iii) the impact of tightening credit markets on our ability to renew our line of credit or obtain alternative financing; (iv) the effect of general economic conditions on the demand for our products and the cost of our supplies and materials; (v) unforeseen costs or delays in implementing production of new products; (vi) unforeseen costs or delays in commencing operations at our Salem, South Dakota facility; and (vii) those risks described from time to time in our reports to the Securities and Exchange Commission (including our Annual Report on Form 10-K). We are not under any duty to update the forward-looking statements contained in this report. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of February 28, 2009 have remained unchanged from November 30, 2008.  These policies include revenue recognition, inventory valuation, income taxes and stock-based compensation.  Disclosure of these critical accounting policies is incorporated by reference under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended November 30, 2008.

Results of Operations

Net Sales and Cost of Sales

Our consolidated net sales for the first quarter of 2009 were $6,691,000 compared to $6,749,000 for the same period one year ago.  Art’s-Way Manufacturing, our agricultural products segment, had revenues totaling $4,708,697 for the three months just ended, compared to $4,127,074 for the same period in 2008, which represents a 14.1% increase.  This increase in sales for Art’s-Way Manufacturing was largely due to the sales of forage boxes and rakes from the Miller Pro product line, which we were not yet producing in the first quarter of 2008.  Art’s-Way Vessels, our pressurized vessels segment, had revenues totaling $149,084 for the three months just ended, compared to $113,414 for the same period in 2008, which represents a 31.5% increase.  These increases were offset, however, by a 26.9% decrease in sales at Art’s Way Scientific, our modular buildings segment.  Art’s Way Scientific had revenues totaling $1,833,085 for the three months just ended, compared to $2,508,026 for the same period in 2008. The decrease in revenues for Art’s Way Scientific was the result of a decrease in demand for modular buildings, which management believes was largely due to the impact of current economic conditions on the capital budgets of potential customers.

Consolidated gross profit margin for the first quarter of 2009 was 19.7% compared to 32.2% for the same period one year ago, primarily due to decreases in gross profit margin at Art’s-Way Manufacturing and Art’s-Way Scientific.  The gross profit margin of Art’s-Way Manufacturing decreased from 38.4% in the first quarter of 2008 to 21.5% for the same period in 2009.  After the purchase of the Miller Pro product line, we had many orders that we were unable to produce in a timely fashion.  In order to satisfy our customers, we agreed to sell these goods at the lower prices quoted in 2007.  As a result of our production delays, we shipped goods in the first quarter of 2009 that were priced at the end of 2007 and manufactured with materials purchased at higher prices of 2008.  We expect to complete our commitments on the 2007 pricing during the second quarter of 2009, and do not anticipate additional production delays after that time.

The gross profit margin of Art’s-Way Scientific decreased from 28.6% in the first quarter of 2008 to 20.6% for the same period in 2009. The decrease in gross profit margin at Art’s-Way Scientific was primarily due to the decrease in revenue explained above. In addition, gross profit margins at Art’s-Way Scientific were negatively impacted during the first quarter by unanticipated cost overruns on a project that was substantially completed during the period.

Expenses

Consolidated operating expenses for the first quarter of fiscal 2009 decreased $143,000 compared to the first quarter of fiscal 2008.  As a percentage of sales, operating expenses decreased by 2.0%; 18.2% in 2009 compared to 20.2% in 2008.  Year-to-date operating expense as a percentage of sales for each of Art’s-Way Manufacturing, Art’s-Way Vessels and Art’s-Way Scientific was 18.5%,  92.7% and 11.4%, respectively.

General and administrative expenses for the quarter decreased $124,000 as compared to the same period in 2008. The decrease was primarily due to a $60,000 decrease in accrued expenses for management bonuses during the first quarter of 2009 as compared to the first quarter 2008, as a result of a decision of the Board of Directors to eliminate management bonuses. Additionally, the elimination of management bonuses caused a reversal of $100,000 of the bonus that had accrued as of the end of our 2008 fiscal year.  Year-to-date general and administrative expenses as a percentage of sales was 10.6% compared to 12.3% in 2008.

Engineering expenses, which are expenses related to research and development and implementation of new product lines, increased $13,000 for the quarter compared to the same quarter in 2008.  As a percentage of sales, engineering expenses were 1.3% in the first quarter of 2009, compared to 1.1% for the same period in 2008.  These increases are largely due to the process of establishing auger production, which is a new product line that will be offered by Art’s-Way Manufacturing and manufactured at a new site in Salem, South Dakota.  We expect to continue to incur such expenses throughout the year.

Selling expenses decreased for the quarter by $33,000 compared to the same quarter in 2008.  As a percentage of sales, selling expenses decreased to 6.3% in the first quarter of 2009, compared to 6.7% for the same period in 2008.

Interest expense for the first quarter increased slightly due to greater borrowings on our line of credit compared to the first quarter of 2008.  Other expenses decreased by $8,000 in the first quarter of 2009 compared to the same period in 2008.

Order Backlog

The consolidated order backlog as of February 28, 2009 was $13,127,000 compared to $20,864,000 as of the end of the first quarter in 2008.  Art’s-Way Manufacturing’s order backlog as of quarter-end was $9,456,000, compared to $15,324,000 in 2008.  The majority of this decrease was due to our alleviation of delays in production and shipment of products in our Miller Pro product line, as explained above.  The backlog for Art’s-Way Vessels was $205,000 at quarter-end, compared to $83,000 in 2008. The backlog for Art’s-Way Scientific was $3,466,000 at quarter-end, compared to $5,457,000 in 2008. The decrease in the backlog at Art’s Way Scientific is largely due to a reduction in the number of customer orders, which management believes was the result of decreases in capital budgets of many potential customers.

Liquidity and Capital Resources

Our main source of funds year to date came from customer deposits, which increased by $1,260,540, to $1,336,520 over $75,980 at our 2008 year end. This is a traditional increase for us, as our beet programs run in the first quarter and we offer discounts to our customers for making down payments on their orders.  This is, however, down dramatically compared to customer deposits of $3,056,525 as of February 29, 2008.  During the first quarter of 2009, we also implemented a program on forage boxes that offers discounts for making a down payment on that order. Increased borrowing on our line of credit also provided cash during the first quarter of 2009.

The majority of the cash used by operations during the first quarter of 2009 was due to payments on raw material purchases for the OEM and Miller Pro blower lines of Art’s-Way Manufacturing, as well as fulfilling commitments related to production at Art’s-Way Scientific. Our accounts payable decreased from $3,425,885 at November 30, 2008 to $1,990,386 on February 28, 2009.

We have a revolving line of credit for $4,500,000, which was increased from $3,500,000 on  December 16th, 2008.  The line of credit matures on April 30, 2009 and is renewable annually with advances funding the Company’s working capital and letter of credit needs.  The interest rate is West Bank’s prime interest rate, adjusted daily.  At no time shall the interest rate be less than 4.00%.  As of February 28, 2009, the interest rate was the minimum of 4.0%.  Monthly interest only payments are required and the unpaid principal is due on the maturity date.  Collateral consists of a first position on our assets and those of our subsidiaries, including, but not limited to, inventories, accounts receivable, machinery and equipment.  As of February 28, 2009 and November 30, 2008, we had borrowed $3,463,771 and $2,581,775 respectively, against the line of credit.  The available amounts remaining on the line of credit were $1,036,229 and $918,225 on February 28, 2009 and November 30, 2008, respectively.  Other terms and conditions of the debt with West Bank include providing monthly internally prepared financial reports including accounts receivable aging schedules and borrowing base certificates and year-end audited financial statements.  The borrowing base limits advances from the line of credit to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and 50% of work-in-process inventory plus 40% of appraisal value of machinery and equipment.

On June 7, 2007, we restructured our long-term debt with West Bank into a term loan in the amount of $4,100,000.  The loan was written to mature on May 1, 2017 and bore fixed interest at 7.25%.  On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate, and payments.  The loan, with a principal amount of $3,683,949 as of February 28, 2009, will now mature on May 1, 2013 and bears fixed interest at 5.75%.  Monthly principal and interest payments in the amount of $42,500 are required, with a final payment of principal and accrued interest in the amount of $2,304,789 due on May 1, 2013.

We obtained two additional loans from West Bank in 2007, for the purpose of financing the construction of our new facilities in Monona and Dubuque.  On October 9, 2007, we obtained a loan for $1,330,000 that bore fixed interest at 7%.  On May 1, 2008 the terms of this loan were changed to modify the maturity date, interest rate, and payments.  On February 28, 2009, the outstanding principal balance was $1,274,415.  The current terms are a maturity date of May 1, 2013 and a fixed interest rate of 5.75%.  Monthly payments of $11,000 are required for principal and interest, with a final payment of accrued interest and principal in the amount of $1,007,294 due on May 1, 2013.

On November 30, 2007, we obtained a construction loan to finance construction of the Dubuque, Iowa facility.  This loan had an original principal amount of $1,500,000 and bore fixed interest at 7.25%. On May 1, 2008 the terms of this loan were changed to modify the maturity date, interest rate, and payments.  On February 28, 2009, the outstanding principal balance was $1,450,463.  The current terms are a maturity date of May 1, 2013 and a fixed interest rate of 5.75%.  Payments of $12,550 are due monthly for principal and interest, with a final accrued interest and principal payment in the amount of $1,114,714 due on May 1, 2013.

We received a debt waiver letter from West Bank for violating the debt/tangible net worth ratio covenant as of November 30, 2008.  This waiver is in effect until the covenant is measured again at November 30, 2009.

We believe that cash flows from operating activities will be adequate to meet our working capital needs. We expect to continue to be able to procure financing upon reasonable terms. If we are unable to do so, management is committed to taking action necessary to conserve adequate cash to finance operations.

Off Balance Sheet Arrangements

None.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The person serving as our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report.  As a result of the material weakness relating to inventory accounting that existed at the end of our fiscal year, which was previously disclosed in Item 9A(T) of our 2008 Annual Report on Form 10-K, the person serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) accumulated and communicated to our management, including the person serving as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and (b) recorded, processed, summarized and reported, within the time specified in the SEC’s rules and forms.  As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the material weakness previously disclosed.

We are taking actions to remediate the previously-disclosed material weakness in our internal controls over financial reporting and improve our disclosure controls and procedures. We will continue to evaluate and monitor these efforts and intend to take all appropriate action when and as necessary to ensure we have effective disclosure controls and procedures.

Changes in Internal Controls

We are undertaking efforts to remediate the material weakness identified in our 2008 Annual Report on Form 10-K. During the first quarter of 2009, we continued to improve our physical inventory count procedures to ensure that inventory is properly reflected in the Company’s financial statements. We intend to continue to implement and use these procedures throughout the 2009 fiscal year. No other changes in our internal control over financial reporting occurred during the first quarter of 2009 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently not a party to any material pending legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

See “Exhibit Index” on page 15 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ART'S-WAY MANUFACTURING CO., INC.

Date: April 14, 2009	By:	/s/ Carrie L. Majeski
Carrie L. Majeski
President, Chief Executive Officer and Principal Financial Officer

Exhibits Index

Exhibit No.	Description
10.1	Promissory Note to West Bank dated December 16, 2008—incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008

10.2
Commercial Security Agreement between Art’s-Way Vessels, Inc. and West Bank dated December 16, 2008—incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008

10.3
Form of Agreement to Provide Insurance for loan dated December 16, 2008—incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008

10.4	Letter Agreement from West Bank dated January 20, 2009—incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)—filed herewith

32.1	Certificate pursuant to 18 U.S.C. Section 1350—filed herewith