Form 10-Q
period 2009-05-31
ARTS WAY MANUFACTURING CO INC
filed 2009-07-08
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of common shares outstanding as of June 25, 2009:  3,990,352

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Balance Sheets

	(Unaudited)
	May	November
	2009	2008
Assets
Current assets:
Cash	$53,037	$103,450
Accounts receivable-customers, net of allowance for doubtful accounts of $170,243 and $177,434 in 2009 and 2008, respectively	2,818,473	3,251,326

Inventories, net	13,985,118	15,172,723
Deferred taxes	915,000	780,000
Cost and Profit in Excess of Billings	81,604	250,330
Income taxes receivable	58,088	87,000
Other current assets	310,657	111,533
Total current assets	18,221,977	19,756,362
Property, plant, and equipment, net	6,857,931	6,855,042
Covenant not to Compete	210,000	240,000
Goodwill	375,000	375,000
Total assets	$25,664,908	$27,226,404
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to bank	$3,717,784	$2,581,775
Current portion of term debt	440,034	429,689
Accounts payable	676,163	3,425,885
Checks issued in excess of deposits	-	274,043
Customer deposits	886,479	75,980
Billings in Excess of Cost and Profit	480,734	531,736
Accrued expenses	839,166	1,323,525
Total current liabilities	7,040,360	8,642,633
Long-term liabilities
Deferred taxes	565,000	490,000
Term debt, excluding current portion	5,860,193	6,083,159
Total liabilities	13,465,553	15,215,792
Stockholders’ equity:
Common stock – $0.01 par value. Authorized 5,000,000 shares; issued 3,990,352 and 3,986,352 shares in 2009 and 2008	39,904	39,864
Additional paid-in capital	2,157,539	2,085,349
Retained earnings	10,001,912	9,885,399
Total stockholders’ equity	12,199,355	12,010,612
Total liabilities and stockholders’ equity	$25,664,908	$27,226,404
See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Operations
Condensed

	Three Months Ended		Year to Date
	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008
Net sales	$7,115,645	$7,686,553	$13,806,511	$14,435,067
Cost of goods sold	5,647,551	5,247,976	11,022,137	9,821,168
Gross profit	1,468,094	2,438,577	2,784,374	4,613,899
Expenses:
Engineering	70,177	74,208	159,129	149,676
Selling	393,181	424,916	813,313	877,730
General and administrative	713,509	900,258	1,423,068	1,733,373
Total expenses	1,176,867	1,399,382	2,395,510	2,760,779
Income from operations	291,227	1,039,195	388,864	1,853,120
Other income (expense):
Interest expense	(140,624)	(143,657)	(266,786)	(266,289)
Other	23,479	393,935	57,543	435,714
Total other income	(117,145)	250,278	(209,243)	169,425
Income before income taxes	174,082	1,289,473	179,621	2,022,545
Income tax expense	61,164	400,428	63,108	656,659
Net income	$112,918	$889,045	$116,513	$1,365,886
Net income per share:
Basic	0.03	0.22	0.03	0.34
Diluted	0.03	0.22	0.03	0.34

See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Cash Flows
Condensed

	Year To Date
	May 2009	May 2008
Cash flows from operations:
Net income	$116,513	$1,365,886
Adjustments to reconcile net income to
net cash provided (used) by operating activities:
Stock based compensation	56,789	94,823
(Gain) Loss on disposal of property, plant, and equipment	-	(399,449)
Depreciation expense	290,809	250,222
Amortization expense	30,000	30,000
Deferred income taxes	(60,000)	149,557
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	432,853	(682,570)
Inventories	1,187,605	(5,573,742)
Other current assets	(199,124)	(118,494)
Income taxes receivable	28,912	-
Other, net	-	977
Increase (decrease) in:
Accounts payable	(2,749,722)	116,572
Contracts in progress, net	117,724	836,936
Customer deposits	810,499	3,196,420
Income taxes payable	-	(85,389)
Accrued expenses	(484,359)	(70,591)
Net cash (used in) operating activities	(421,501)	(888,842)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(293,697)	(1,161,074)
Proceeds from insurance recoveries	-	248,872
Net cash (used in) investing activities	(293,697)	(912,202)
Cash flows from financing activities:
Net change in line of credit	1,136,009	2,010,080
Net activity as a result of checks issued in excess of deposits	(274,043)	-
Payments of notes payable to bank	(212,621)	(107,457)
Proceeds from term debt	-	500,000
Proceeds from the exercise of stock options	15,440	15,360
Net cash provided by financing activities	664,785	2,417,983
Net increase (decrease) in cash	(50,413)	616,939
Cash at beginning of period	103,450	612,201

Cash at end of period	$53,037	$1,229,140

Supplemental disclosures of cash flow information:
Cash paid/(received) during the period for:
Interest	$251,183	$254,706
Income taxes	91,950	592,500

Supplemental disclosures of noncash investing activities:
Insurance recoveries receivable	$-	$399,449
Gain on insurance recovery	$-	$399,449

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Description of the Company

Unless otherwise specified, as used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Art’s-Way,” and the “Company,” refer to Art’s-Way Manufacturing Co., Inc., a Delaware corporation headquartered in Armstrong, Iowa, and its wholly-owned subsidiaries.

We began operations as a farm equipment manufacturer in 1956.  Since that time, we have become a major worldwide manufacturer of agricultural equipment.  Our principal manufacturing plant is located in Armstrong, Iowa.

We have organized our business into three operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies.  Art’s-Way Manufacturing manufactures farm equipment under its own and private labels.  Art’s-Way Manufacturing has two wholly-owned operating subsidiaries.  Art’s-Way Vessels manufactures pressure vessels and Art’s-Way Scientific manufactures modular buildings for various uses, commonly animal containment and research laboratories. For detailed financial information relating to segment reporting, see Note 10, “Segment Information.”

(2)	Summary of Significant Account Policies

Statement Presentation

The foregoing financial statements of Art’s-Way Manufacturing Co., Inc. (the “Company”) are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008.  The results of operations for the three and six months ended May 31, 2009 are not necessarily indicative of the results for the fiscal year ending November 30, 2009.

(3)	Income Per Share

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

Basic and diluted earnings per common share have been computed based on the following as of May 31, 2009 and 2008:

	For the three months ended
	May 31, 2009	May 31, 2008
Basic:
Numerator, net income	$112,918	$889,045
Denominator: Average number
of common shares
outstanding	3,986,830	3,972,352
Basic earnings per
common share	$0.03	$0.22
Diluted
Numerator, net income	$112,918	$889,045
Denominator: Average number
of common shares outstanding	3,986,830	3,972,352

Effect of dilutive stock options	2,256	12,556
	3,989,086	3,984,908
Diluted earnings per
common share	$0.03	$0.22

	For the six months ended
	May 31, 2009	May 31, 2008
Basic:
Numerator, net income	$116,513	$1,365,886
Denominator: Average number of common shares outstanding	3,986,594	3,971,238
Basic earnings per common share	$0.03	$0.34
Diluted
Numerator, net income	$116,513	$1,365,886
Denominator: Average number of common shares outstanding	3,986,594	3,971,238

Effect of dilutive stock options	604	18,872
	3,987,198	3,990,110
Diluted earnings per common share	$0.03	$0.34

(4)	Inventory

Major classes of inventory are:

	May 31, 2009	November 30, 2008
Raw materials	$9,846,314	$10,622,204
Work in process	413,391	825,330
Finished goods	5,238,445	5,667,449
	$15,498,150	$17,114,983
Less: Reserves	(1,513,032)	(1,942,260)
	$13,985,118	$15,172,723

(5)	Accrued Expenses

Major components of accrued expenses are:

	May 31, 2009	November 30, 2008
Salaries, wages, and commissions	$412,399	$780,293
Accrued warranty expense	259,899	327,413
Other	166,868	215,819
	$839,166	$1,323,525

(6)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement.  The average length of the warranty period is one year from the date of purchase.  The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer.  The Company records a liability for estimated costs that may be incurred under its warranties.  The costs are estimated based on historical experience and any specific warranty issues that have been identified.  Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts.  The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary.

Changes in the Company’s product warranty liability for the three and six months ended May 31, 2009 and May 31, 2008 are as follows:

	For the three months ended
	May 31,2009	May 31, 2008

Balance, beginning	$334,755	$238,198
Settlements made in cash or in-kind	(137,166)	(85,718)
Warranties issued	62,310	87,661
Balance, ending	$259,899	$240,141

	For the six months ended
	May 31, 2009	May 31, 2008

Balance, beginning	$327,413	$262,665
Settlements made in cash or in-kind	(224,265)	(262,478)
Warranties issued	156,751	239,954
Balance, ending	$259,899	$240,141

(7)	Loan and Credit Agreements

The Company has a revolving line of credit with West Bank (the “Line of Credit”).  On April 30, 2009, the Line of Credit was renewed in the amount of $4,500,000 and the maturity date was extended through June 30, 2009.  Subsequent to quarter-end, on June 8, 2009, the Line of Credit was increased to $6,000,000 and the maturity date was extended to April 30, 2010. The Line of Credit is renewable annually with advances funding the Company’s working capital and letter of credit needs.  The interest rate is West Bank’s prime interest rate, adjusted daily, with a minimum rate of 4.00%.  As of May 31, 2009, the interest rate was the minimum of 4.0%. Upon renegotiation of the Line of Credit on June 8, 2009, the interest rate remained at the minimum rate of 4.0%.  Monthly interest-only payments are required and the unpaid principal is due on the maturity date.  As of May 31, 2009 and November 30, 2008, the Company had borrowed $3,717,784 and $2,581,775 respectively, against the Line of Credit.  The available amounts remaining on the Line of Credit were $782,216 and $918,225 on May 31, 2009 and November 30, 2008, respectively.  After renegotiation on June 8, 2009, the Company had borrowed $3,542,135 and had $2,457,865 remaining against the Line of Credit. The borrowing base limits advances from the Line of Credit to 60% of accounts receivable less than 90 days, plus 60% of finished goods inventory, plus 50% of raw material inventory and work-in-process inventory, as calculated at each month-end.  The Company’s obligations under the Line of Credit are evidenced by a Promissory Note dated June 8, 2009 and certain other ancillary documents.

On June 7, 2007, the Company obtained a term loan from West Bank in the amount of $4,100,000.  The loan was written to mature on May 1, 2017 and bore fixed interest at 7.25%.  On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate, and payments.  The loan, with a principal amount of $3,607,860 as of May 31, 2009, will now mature on May 1, 2013 and bears fixed interest at 5.75%.  Monthly principal and interest payments in the amount of $42,500 are required, with a final payment of principal and accrued interest in the amount of $2,304,789 due on May 1, 2013.

The Company obtained two additional loans from West Bank in 2007 for the purpose of financing the construction of the Company’s new facilities in Monona and Dubuque.  On October 9, 2007, the Company obtained a loan for $1,330,000 that bore fixed interest at 7.0%.  On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate and payments.  The current terms are a maturity date of May 1, 2013 and a fixed interest rate of 5.75%.  Monthly payments of $11,000 are required for principal and interest, with a final payment of accrued interest and principal in the amount of $1,007,294 due on May 1, 2013.  On May 31, 2009, the outstanding principal balance on this loan was $1,259,252.

On November 30, 2007, the Company obtained a construction loan to finance construction of the Dubuque, Iowa facility.  This loan had an original principal amount of $1,500,000 and bore fixed interest at 7.25%. On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate, and payments.  The current terms are a maturity date of May 1, 2013 and a fixed interest rate of 5.75%.  Payments of $12,550 are due monthly for principal and interest, with a final accrued interest and principal payment in the amount of $1,114,714 due on May 1, 2013.  On May 31, 2009 the outstanding principal balance on this loan was $1,433,115.

Each of the Company’s loans from West Bank are governed by a Business Loan Agreement dated June 8, 2009 (the “Business Loan Agreement”), which requires the Company to comply with certain financial and reporting covenants. The Company must provide monthly internally prepared financial reports, including accounts receivable aging schedules and borrowing base and compliance certificates, and year-end audited financial statements.  The Company must maintain a minimum debt service coverage ratio and a maximum debt to tangible net worth ratio of 1.5, and a minimum tangible net worth of $11,500,000, each as measured at the Company’s fiscal year-end. Further, the Company must obtain West Bank’s prior written consent for capital expenditures that exceed $500,000 annually. The loans are secured by a first position on the assets of the Company and its subsidiaries, including but not limited to, inventories, accounts receivable, machinery, equipment and real estate. The Company and its subsidiaries were required to execute Agreements to Provide Insurance that set forth the insurance requirements for the collateral.

If the Company or either of its subsidiaries (as guarantors) commits an event of default under the Business Loan Agreement and fails or is unable to cure that default, West Bank may cease advances and has the option of causing all outstanding indebtedness to become immediately due and payable. Events of default include, without limitation: (i) becoming insolvent or subject to bankruptcy proceedings; (ii) defaulting on any of obligations to West Bank; (iii) defaulting on any obligations to third parties that would materially affect the ability to perform obligations owed to West Bank; (iv) suffering a material adverse change in financial condition or the value of any collateral; and (v) making false statements to West Bank.

As previously disclosed, the Company received a debt waiver letter from West Bank for violating the debt/tangible net worth ratio covenant as of November 30, 2008.  This waiver is in effect until the covenant is measured again at November 30, 2009.

A summary of the Company’s term debt is as follows:

	2009	2008

West Bank loan payable in monthly installments of $42,500 including interest at 5.75% ,due May 1, 2013 (A)	$3,607,860	$3,757,213

West Bank loan payable in monthly installments of $11,000 including interest at 5.75% ,due May 1, 2013 (A)	1,259,252	1,288,758

West Bank loan payable in monthly installments of $12,550 including interest at 5.75% ,due May 1, 2013 (A)	1,433,115	1,466,878

Total term debt	6,300,227	6,512,849
Less current portion of term debt	440,034	429,689
Term debt, excluding current portion	$5,860,193	$6,083,159

(A)
Covenants include, but are not limited to, debt service coverage ratio and debt/tangible net worth ratio. These loans are secured by all of the Company’s assets and those of its subsidiaries, including real estate, inventory, accounts receivable, inventory and equipment.

(8)	Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.  The statement does not require any new fair value measurements, but for some entities, the application of the statement will change current practice.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  FASB Staff Position FAS 157-1 and FAS 157-2 were issued in February 2008.  FSP FAS 157-1 amends SFAS No. 157 to exclude pronouncements that address the fair value measurement for lease classifications from the scope of SFAS No. 157.  FSP FAS 157-2 delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008.  This delay did not include items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  FAS 157 has been adopted by the Company without a material impact on the financial statements.

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

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The adoption of SFAS No. 160 will not have a material effect on the financial results of the Company.

In December 2007, the Securities and Exchange Commission (“SEC”) published SAB 110, Share-Based Payment. The interpretations in SAB 110 express the SEC staff’s views regarding the acceptability of the use of a “simplified” method, as discussed in SAB 107, in developing an estimate of expected term of share options in accordance with FASB Statement No. 123 (Revised) Share-Based Payment. The use of the simplified method requires our option plan to be consistent with a “plain vanilla” plan and was originally permitted through December 31, 2007 under SAB 107. In December 2007, the SEC issued SAB 110, Share-Based Payment, to amend the SEC’s views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with FAS No. 123(R). SAB 110 is effective for the Company beginning December 31, 2007. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life, in accordance with SAB 107, as amended by SAB 110.

The FASB issued FAS 165, Subsequent Events, on May 28, 2009. FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The Company does not anticipate the adoption FAS 165 to have a material effect on the financial reports of the Company.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), which requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for our interim period ending on August 31, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected have an effect on the financial results of the Company.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

(9)	Stock Option Plan

On January 25, 2007, the Board of Directors adopted the 2007 Non-Employee Directors’ Stock Option Plan (the “Directors’ Stock Option Plan”), which was approved by the Company’s stockholders at the annual stockholders meeting on April 24, 2008.  The Directors’ Stock Option Plan provides that the plan administrator may grant non-employee directors options to purchase shares of common stock of the Company at an exercise price not less than fair market value at the date the options are granted.  The Board of Directors has approved a director compensation policy pursuant to which non-employee directors are automatically granted non-qualified stock options to purchase 2,000 shares of common stock annually or initially upon their election to the Board, which are automatically vested.

On February 5, 2007, the Board of Directors adopted the 2007 Employee Stock Option Plan, which was approved by the Company’s stockholders at the Annual Stockholders’ Meeting on April 26, 2007.  Under this plan, options may be granted to key personnel and consultants at the discretion of the plan administrator. The exercise price of the options must be not less than fair market value at the grant date. The options may be non-qualified or incentive stock options.  The term and vesting conditions of options granted under the plan are at the administrator’s discretion.

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

Approximate financial information with respect to the reportable segments is as follows.

Three Months Ended May 31, 2009
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$6,165,000	$226,000	$725,000	$7,116,000
Income from operations	694,000	(167,000)	(236,000)	291,000
Income before tax	653,000	(219,000)	(260,000)	174,000
Total Assets	19,302,000	2,959,000	3,404,000	25,665,000
Capital expenditures	59,000	7,000	0	66,000
Depreciation & Amortization	114,000	24,000	25,000	163,000

Three Months Ended May 31, 2008
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$5,066,000	$90,000	$2,531,000	$7,687,000
Income from operations	760,000	(224,000)	503,000	1,039,000
Income before tax	685,000	(273,000)	877,000	1,289,000
Total Assets	20,622,000	2,633,000	4,555,000	27,810,000
Capital expenditures	300,000	187,000	41,000	528,000
Depreciation & Amortization	108,000	10,000	22,000	140,000

Six Months Ended May 31, 2009
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$10,874,000	$375,000	$2,558,000	$13,807,000
Income from operations	837,000	(380,000)	(68,000)	389,000
Income before tax	759,000	(469,000)	(110,000)	180,000
Total Assets	19,302,000	2,959,000	3,404,000	25,665,000
Capital expenditures	260,000	34,000	0	294,000
Depreciation & Amortization	226,000	46,000	49,000	321,000

Six Months Ended May 31, 2008
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$9,193,000	$203,000	$5,039,000	$14,435,000
Income from operations	1,291,000	(460,000)	1,022,000	1,853,000
Income before tax	1,199,000	(536,000)	1,360,000	2,023,000
Total Assets	20,622,000	2,633,000	4,555,000	27,810,000
Capital expenditures	332,000	710,000	119,000	1,161,000
Depreciation & Amortization	219,000	20,000	41,000	280,000

(11)	Subsequent Events

On June 8, 2009, the Company increased its Line of Credit with West Bank to $6,000,000 and extended the maturity date to April 30, 2010.  In connection with renegotiating the Line of Credit, the Company entered into a Business Loan Agreement, Promissory Note, and certain other ancillary documents.  For more detailed information relating to the Line of Credit and related agreements, see Note 7, “Loan and Credit Agreements.”

On June 3, 2009, the Company received $190,000 as part of the master contract by and between Art’s-Way Scientific, Inc. and the Iowa Department of Economic Development.  This contract, signed August 7, 2007, governs two promissory notes, each for $95,000.  The first promissory note provides for a $95,000 loan at 0% interest.  The first of sixty monthly payments of $1,583.33 will begin on August 31, 2009.  The second promissory note provides for a $95,000 forgivable loan.  This loan will be forgiven provided Art’s-Way Scientific, Inc. meets certain obligations.   These obligations include creating and retaining 37 jobs for the job maintenance period of May 31, 2010 to May 31, 2012, maintaining existence in Iowa, and maintaining insurance on the real estate in Monona.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008.  Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  Many of these forward-looking statements are located in this report under “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our ability to meet our production schedule and obtain higher profit margins; (ii) the anticipated benefits of our efforts to improve our disclosure controls and procedures and remediate the material weakness in our internal control over financial reporting; (iii) our expectations related to expenses, particularly engineering expenses; (iv) our beliefs regarding the impact of current economic conditions on revenues; and (v) our beliefs regarding the sufficiency of working capital and our continued ability to renew or obtain financing when necessary, and (vi) our order backlog.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded.  We cannot provide any assurance with respect to our future performance or results.  Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) unexpected delays in production; (ii) delays in or obstacles to our ability to successfully improve our disclosure controls and procedures and remediate the material weakness in our internal control over financial reporting; (iii) the impact of tightening credit markets on our ability to renew our line of credit or obtain alternative financing; (iv) our ability to continue to meet debt obligations; (v) the effect of general economic conditions on the demand for our products and the cost of our supplies and materials; (vi) unforeseen costs or delays in implementing production of new products; (vii) unforeseen costs or delays in commencing operations at our Salem, South Dakota facility; (viii) unforeseen order cancellations and (ix) those risks described from time to time in our reports to the SEC (including our Annual Report on Form 10-K). We are not under any duty to update the forward-looking statements contained in this report. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of May 31, 2009 have remained unchanged from November 30, 2008.  These policies include revenue recognition, inventory valuation, income taxes and stock-based compensation.  Disclosure of these critical accounting policies is incorporated by reference under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008.

Results of Operations

Net Sales and Cost of Sales

Our consolidated net sales for the six months ended May 31, 2009 were $13,807,000 compared to $14,435,000 for the same period in fiscal 2008.  Consolidated net sales for the fiscal quarter ended May 31, 2009 were $7,116, 000 compared to $7,687,000 for the same period in fiscal 2008.  Art’s-Way Manufacturing, our agricultural products segment, had net revenues of approximately $6,165,000 and $10,874,000 for the three- and six-month periods ended May 31, 2009, respectively, compared to $5,066,000 and $9,193,000 for the same respective periods in fiscal 2008, which represents an increase of 21.7% and 18.3%, respectively.  The quarter and six-month increase in sales for Art’s-Way Manufacturing was largely due to the sales of forage boxes and rakes from the Miller Pro product line, which had minimal sales during the first half of fiscal 2008, due to product integration. Art’s-Way Vessels, our pressurized vessels segment, had net revenues of approximately $226,000 and $375,000 for the three- and six-month periods ended May 31, 2009, respectively, compared to $90,000 and $203,000 for the same respective periods in fiscal 2008, which represents an increase of 151.1% and 84.7%, respectively. This was an expected increase due to the ongoing process of rebuilding sales that were lost during the period after the termination of our lease.  The increases in net revenue were offset, however, by decreases in net revenues at Art’s Way Scientific, our modular buildings segment, of 71.3% and 49.2% for the three- and six-month periods ended May 31, 2009, respectively.  Art’s Way Scientific had net revenues of approximately $725,000 and $2,558,000 for the three- and six-month periods ended May 31, 2009, respectively, compared to $2,531,000 and $5,039,000 for the same respective periods in fiscal 2008. The decrease in net revenues for Art’s Way Scientific was the result of a decrease in demand for modular buildings, which management believes was largely due to the impact of current economic conditions on the capital budgets of potential customers.

Consolidated gross profit margin for the three- and six-month periods ended May 31, 2009 was 20.6% and 20.2%, respectively, compared to 31.7% and 32.0% for the same respective periods in the 2008 fiscal year, primarily due to decreases in gross profit margin at Art’s-Way Manufacturing and Art’s-Way Scientific.  The gross profit margin of Art’s-Way Manufacturing decreased from 34.8% and 36.4% in the  three- and six-month periods ended May 31, 2008, respectively, to 25.7% and 23.9% for the same respective periods in 2009.  After the purchase of the Miller Pro product line, we had many orders that we were unable to produce in a timely fashion.  In order to satisfy our customers, we agreed to sell these goods at the lower prices quoted in 2007.  As a result of our production delays caused by the integration of this product line, we shipped goods in the first and second quarters of 2009 that were priced at the end of 2007 and manufactured with materials purchased at the higher prices of 2008.  We have nearly completed our commitments on the 2007 pricing, and do not anticipate any additional production delays.

The gross profit margin of Art’s-Way Vessel increased from -83.0% and -99.6% in the three- and six-month periods ended May 31, 2008 to -30.2% and -38.1% for the same respective periods in 2009.  This increase is due to our increased sales, which help defray the fixed manufacturing expenses, such as depreciation and inventory obsolescence.  The gross profit margin of Art’s-Way Scientific decreased from 29.6% and 29.1% in the three- and six–month periods ended May 31, 2008, respectively, to -6.6% and 12.9% for the same respective periods in 2009. The decrease in gross profit margin at Art’s-Way Scientific was primarily due to the decrease in revenue explained above. In addition, gross profit margins at Art’s-Way Scientific were negatively impacted during the first and second quarter by unanticipated cost overruns on a project that was substantially completed during the period.

Expenses

Consolidated operating expenses for the three- and six–month periods ended May 31, 2009 decreased $223,000 and $365,000, respectively, compared to the three- and six-month periods ended May 31, 2008.  As a percentage of sales, operating expenses decreased by 1.7% and 1.7%, respectively. Operating expenses were 16.5% and 17.4% of sales for the three- and six-month periods ended May 31, 2009 compared to 18.2% and 19.1% for the same respective periods in fiscal 2008.  Year-to-date operating expense as a percentage of sales for each of Art’s-Way Manufacturing, Art’s-Way Vessels and Art’s-Way Scientific was 16.2%, 63.3% and 15.5%, respectively.

General and administrative expenses decreased $187,000 and $310,000 for the three- and six–month periods ended May 31, 2009, as compared to the same respective periods in fiscal 2008. The decrease was partly due to a $120,000 decrease in the current year accrual for management bonuses during the first half of fiscal 2009 as compared to the same period in fiscal 2008, as a result of a decision of the Board of Directors to eliminate this accrual for management bonuses until profits increase. Additionally, the elimination of management bonuses caused a reversal of $100,000 of the bonus that had accrued as of the end of our 2008 fiscal year, which affected our first quarter of 2009 general and administrative expenses, and therefore the year-to-date amounts as well. We were also able to reduce our corporate expenses for professional services.  General and administrative expenses as a percentage of sales were 10.0% and 10.3% for the three- and six–month periods ended May 31, 2009, respectively, compared to 11.7% and 12.0% for the same respective periods in fiscal 2008.

Engineering expenses, which include expenses related to research and development and implementation of new product lines, decreased $4,000 and increased $9,000 for the three- and six-month periods ended May 31, 2009, respectively, compared to the same respective periods in fiscal 2008.  As a percentage of sales, engineering expenses were 1.0% and 1.2% for the three- and six-month, periods, respectively, compared to 1.0% and 1.0% for the same respective periods in fiscal 2008.  These expenses are largely due to the process of establishing auger production, which is a new product line offered by Art’s-Way Manufacturing and manufactured at a new site in Salem, South Dakota.  We expect to continue to incur such expenses throughout the fiscal year.

Selling expenses decreased by $32,000 and $64,000 for the three- and six-month periods ended May 31, 2009, respectively, compared to the same respective periods in fiscal 2008.  As a percentage of sales, selling expenses were 5.5% and 5.9% for the three- and six-month periods ended May 31, 2009, respectively, compared to 5.5% and 6.1% for the same respective periods in fiscal 2008.

Interest expense for the three- and six-month periods ended May 31, 2009 is approximately the same from year to year.  The lower effective interest rate on our Line of Credit has mitigated the increased interest due to greater borrowings compared to the same respective periods in fiscal 2008. Other income decreased by $370,000 and $378,000 in the three- and six-month periods ended May 31, 2009, respectively, compared to the same respective periods in fiscal 2008.  This decrease is due to the fact that in 2008, Art’s Way Scientific recognized a gain of $399,499 in the second fiscal quarter due to insurance recoveries received for the fire in Monona in 2007.

Order Backlog

The consolidated order backlog as of June 30, 2009 was $10,511,000, compared to $20,538,000 as of June 30, 2008.  Art’s-Way Manufacturing’s order backlog as of quarter-end was $7,757,000, compared to $13,785,000 in fiscal 2008.  The majority of this decrease was due to our alleviation of delays in production and shipment of products in our Miller Pro product line, as explained above, but we are also experiencing lower demand for all of our product lines.  The backlog for Art’s-Way Vessels was $199,000 at June 30, 2009, compared to $40,000 in fiscal 2008. The backlog for Art’s-Way Scientific was $2,555,000 at June 30, 2009, compared to $6,713,000 in fiscal 2008. The decrease in the backlog at Art’s Way Scientific is largely due to a reduction in the number of customer orders, which management believes was the result of decreases in capital budgets of many potential customers and current economic conditions. Our order back log is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our main source of funds year-to-date has been from the reduction of our inventories, and our traditional customer deposits in the first and second quarters.  Increased borrowing on our line of credit also provided cash during the first half of 2009.

The majority of the cash used by operations during the first half of 2009 was due to payments on raw material purchases for the OEM and Miller Pro blower lines of Art’s-Way Manufacturing, as well as fulfilling commitments related to production at Art’s-Way Scientific. Our accounts payable decreased from $3,425,885 at November 30, 2008 to $676,162 on May 31, 2009.

We have a revolving line of credit with West Bank (the “Line of Credit”).  On April 30, 2009, the Line of Credit was renewed in the amount of $4,500,000 and the maturity date was extended through June 30, 2009.  Subsequent to quarter-end, on June 8, 2009, the Line of Credit was increased to $6,000,000 and the maturity date was extended to April 30, 2010. The Line of Credit is renewable annually with advances funding our working capital and letter of credit needs.  The interest rate is West Bank’s prime interest rate, adjusted daily, with a minimum rate of 4.00%.  As of May 31, 2009, the interest rate was the minimum of 4.0%. Upon renegotiation of the Line of Credit on June 8, 2009, the interest rate remained at the minimum rate of 4.0%.  Monthly interest-only payments are required and the unpaid principal is due on the maturity date.  As of May 31, 2009 and November 30, 2008, the Company had borrowed $3,717,784 and $2,581,775 respectively, against the Line of Credit.  The available amounts remaining on the Line of Credit were $782,216 and $918,225 on May 31, 2009 and November 30, 2008, respectively.  After renegotiation on June 8, 2009, the Company had borrowed $3,542,135 and had $2,457,865 remaining against the Line of Credit. The borrowing base limits advances from the Line of Credit to 60% of accounts receivable less than 90 days, plus 60% of finished goods inventory, plus 50% of raw material inventory and work-in-process inventory, as calculated at each month-end.  The Company’s obligations under the Line of Credit are evidenced by a Promissory Note dated June 8, 2009 and certain other ancillary documents.

On June 7, 2007, we obtained a term loan from West Bank in the amount of $4,100,000.  The loan was written to mature on May 1, 2017 and bore fixed interest at 7.25%.  On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate, and payments.  The loan, with a principal amount of $3,607,860 as of May 31, 2009, will now mature on May 1, 2013 and bears fixed interest at 5.75%.  Monthly principal and interest payments in the amount of $42,500 are required, with a final payment of principal and accrued interest in the amount of $2,304,789 due on May 1, 2013.

We obtained two additional loans from West Bank in 2007, for the purpose of financing the construction our facilities in Monona and Dubuque.  On October 9, 2007, we obtained a loan for $1,330,000 that bore fixed interest at 7.0%.  On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate, and payments.  The current terms are a maturity date of May 1, 2013 and a fixed interest rate of 5.75%.  Monthly payments of $11,000 are required for principal and interest, with a final payment of accrued interest and principal in the amount of $1,007,294 due on May 1, 2013.  On May 31, 2009, the outstanding principal balance on this loan was $1,259,252.

On November 30, 2007, we obtained a construction loan to finance construction of the Dubuque, Iowa facility.  This loan had an original principal amount of $1,500,000 and bore fixed interest at 7.25%. On May 1, 2008 the terms of this loan were changed to modify the maturity date, interest rate, and payments.  The current terms are a maturity date of May 1, 2013 and a fixed interest rate of 5.75%.  Payments of $12,550 are due monthly for principal and interest, with a final accrued interest and principal payment in the amount of $1,114,714 due on May 1, 2013.  On May 31, 2009 the outstanding principal balance on this loan was $1,433,115.

Each of our loans from West Bank are governed by a Business Loan Agreement dated June 8, 2009 (the “Business Loan Agreement”), which requires us to comply with certain financial and reporting covenants. We must provide monthly internally prepared financial reports, including accounts receivable aging schedules and borrowing base and compliance certificates, and year-end audited financial statements.  We must maintain a minimum debt service coverage ratio and a maximum debt to tangible net worth ratio of 1.5, and a minimum tangible net worth of $11,500,000, each as measured at our fiscal year-end. Further, we must obtain West Bank’s prior written consent for capital expenditures that exceed $500,000 annually. The loans are secured by a first position on our assets and those of our subsidiaries, including but not limited to, inventories, accounts receivable, machinery, equipment and real estate. Art’s-Way Manufacturing and its subsidiaries were required to execute Agreements to Provide Insurance that set forth the insurance requirements for the collateral.

If Art’s-Way Manufacturing or either of its subsidiaries (as guarantors) commits an event of default under the Business Loan Agreement and fails or is unable to cure that default, West Bank may cease advances and has the option of causing all outstanding indebtedness to become immediately due and payable. Events of default include, without limitation: (i) becoming insolvent or subject to bankruptcy proceedings; (ii) defaulting on any of obligations to West Bank; (iii) defaulting on any obligations to third parties that would materially affect the ability to perform obligations owed to West Bank; (iv) suffering a material adverse change in financial condition or the value of any collateral; and (v) making false statements to West Bank.

As previously disclosed, we received a debt waiver letter from West Bank for violating the debt/tangible net worth ratio covenant as of November 30, 2008.  This waiver is in effect until the covenant is measured again at November 30, 2009.

We believe that we may to rely on cash from financing activities to supplement our cash flows from operations in order to meet our liquidity and capital expenditure needs in the near future. We expect to continue to be able to procure financing upon reasonable terms.

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

Changes in Internal Controls

We have made significant progress, and continue to work on remediating the material weakness identified in our 2008 Annual Report on Form 10-K. During the first and second quarters of 2009, we continued to improve our physical inventory count procedures to ensure that inventory is properly reflected in the Company’s financial statements. We intend to continue to implement and use these procedures throughout the 2009 fiscal year. No other changes in our internal control over financial reporting occurred during the first quarter of 2009 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently not a party to any material pending legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 21, 2009, one of our directors exercised options to purchase an aggregate of 4,000 shares of the Company’s common stock.  The options had an average exercise price of $3.86 per share and resulted in the Company receiving cash consideration of $15,440.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, since the issuances did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. We did not pay underwriter discounts or commissions in connection with the issuances.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held April 30, 2009, the following individuals were elected to our Board of Directors to hold office until the next annual meeting or until their successors are elected and qualified, with the following votes in favor of election:

	FOR	WITHHELD
Thomas E. Buffamante	3,638,370	112,948
David R. Castle	3,635,778	115,540
Fred W. Krahmer	3,676,449	74,869
James Lynch	3,674,864	76,454
Douglas McClellan	3,676,449	74,869
J. Ward McConnell, Jr.	3,641,675	109,643
Marc H. McConnell	3,634,272	117,046

The stockholders ratified the appointment of Eide Bailly, LLP as independent public accountants for the fiscal year ending November 30, 2009.

Total number of shares voted in favor:	3,679,752
Total number of shares voted against:	61,044
Total number of abstentions:	10,520
Total number of broker non-votes:	0

Item 5.  Other Information

On April 30, 2009, we renewed our Line of Credit with West Bank in the amount of $4,500,000 and extended the maturity date to June 30th, 2009.  In connection with this renewal and extension, we executed a promissory note in the principal amount of $4,500,000, which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

Subsequent to quarter-end, on June 8, 2009, we increased the Line of Credit to $6,000,000 and further extended the maturity date to April 30, 2010. The Line of Credit is renewable annually with advances funding our working capital and letter of credit needs.  The interest rate is West Bank’s prime interest rate, adjusted daily, with a minimum rate of 4.00%.  Upon renegotiation of the Line of Credit on June 8, 2009, the interest rate was at the minimum rate of 4.0%.  Monthly interest interest-only payments are required and the unpaid principal is due on the maturity date.  Collateral consists of a first position on the assets of the Company and its subsidiaries, including but not limited to inventories, accounts receivable, machinery and equipment.  As of June 8, 2009, we had borrowed $3,542,135 and had $2,457,865 remaining against the Line of Credit. The borrowing base limits advances from the Line of Credit to 60% of accounts receivable less than 90 days, plus 60% of finished goods inventory, plus 50% of raw material inventory and work-in-process inventory, as calculated at each month-end.  The Company’s obligations under the Line of Credit are evidenced by a Promissory Note dated June 8, 2009 and certain other ancillary documents.

In connection with renegotiating the Line of Credit, on June 8, 2009, we entered into a Business Loan Agreement with West Bank (the “Business Loan Agreement”), which governs the Line of Credit and our outstanding term loans. The Business Loan Agreement requires us to comply with certain financial and reporting covenants. We must provide monthly internally prepared financial reports, including accounts receivable aging schedules and borrowing base and compliance certificates, and year-end audited financial statements.  We must maintain a minimum debt service coverage ratio and a maximum debt to tangible net worth ratio of 1.5, and a minimum tangible net worth of $11,500,000, each as measured at our fiscal year-end. Further, we must obtain West Bank’s prior written consent for capital expenditures that exceed $500,000 annually. The loans are secured by a first position on our assets and those of our subsidiaries, including but not limited to, inventories, accounts receivable, machinery, equipment and real estate. Art’s-Way Manufacturing and its subsidiaries were required to execute Agreements to Provide Insurance that set forth the insurance requirements for the collateral.

If Art’s-Way Manufacturing or either of its subsidiaries (as guarantors) commits an event of default under the Business Loan Agreement and fails or is unable to cure that default, West Bank may cease advances and has the option of causing all outstanding indebtedness to become immediately due and payable. Events of default include, without limitation: (i) becoming insolvent or subject to bankruptcy proceedings; (ii) defaulting on any of obligations to West Bank; (iii) defaulting on any obligations to third parties that would materially affect the ability to perform obligations owed to West Bank; (iv) suffering a material adverse change in financial condition or the value of any collateral; and (v) making false statements to West Bank.

As previously disclosed, we received a debt waiver letter from West Bank for violating the debt/tangible net worth ratio covenant as of November 30, 2008.  This waiver is in effect until the covenant is measured again at November 30, 2009.

The foregoing summary of the Line of Credit and Business Loan Agreement does not purport to be complete and is qualified in its entirety by reference to Letter Agreement from West Bank dated May 21, 2009, the Business Loan Agreement, the Promissory Note dated June 8, 2009,  the Art’s-Way Manufacturing, Co., Inc. Agreement to Provide Insurance, the Art’s-Way Vessels, Inc. Agreement to Provide Insurance, and the Art’s-Way Scientific, Inc. Agreement to Provide Insurance, copies of which are attached hereto as Exhibits 10.2, 10.3, 10.4, 10.5, 10.6 and 10.7 respectively, as well as the Real Estate Mortgage to West Bank dated April 23, 2003 for property located in Armstrong Iowa, the Real Estate Mortgage to West Bank dated October 9, 2007 for property located in Monona, Iowa, the Real Estate Mortgage to West Bank dated November 30, 2007 for property located in Dubuque, Iowa, the Commercial Security Agreement dated April 25, 2003, the Commercial Security Agreement between Art’s-Way Scientific Inc. and West Bank dated April 20, 2007, and the Commercial Security Agreement between Art’s-Way Vessels Inc. and West Bank dated December 16, 2008, copies of which were attached to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008 as Exhibits 10.13, 10.14, 10.15, 10.9, 10.10, and 10.11 respectively. Each of the foregoing agreements is incorporated herein by reference.

Item 6.  Exhibits

See “Exhibit Index” on page 20 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date: July 8, 2009	By:	/s/ Carrie L. Majeski
Carrie L. Majeski
President, Chief Executive Officer and Principal Financial Officer

Exhibits Index

Exhibit No.	Description
10.1	Promissory Note from Art’s-Way Manufacturing Co., Inc. to West Bank dated April 30, 2009—filed herewith
10.2	Letter Agreement from West Bank dated May 21, 2009 —filed herewith
10.3	Business Loan Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank dated June 8, 2009—filed herewith
10.4	Promissory Note from Art’s-Way Manufacturing Co., Inc. to West Bank dated June 8, 2009—filed herewith
10.5	Art’s-Way Manufacturing Co., Inc. Agreement to Provide Insurance for loan dated June 8, 2009—filed herewith
10.6	Art’s-Way Vessels, Inc. Agreement to Provide Insurance for loan dated June 8, 2009—filed herewith
10.7	Art’s-Way Scientific, Inc. Agreement to Provide Insurance for loan dated June 8, 2009—filed herewith
10.8	Form of Non-Qualified Option Agreement under 2007 Non-Employee Directors’ Stock Option Plan and 2007 Employee Stock Option Plan
31.1	Certificate pursuant to 17 CFR 240 13a-14(a)—filed herewith
32.1	Certificate pursuant to 18 U.S.C. Section 1350—filed herewith