Form 10-Q
period 2009-08-31
ARTS WAY MANUFACTURING CO INC
filed 2009-10-13
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of common shares outstanding as of September 23, 2009: 3,990,352

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Balance Sheets

	(Unaudited)
	August	November
	2009	2008
Assets
Current assets:
Cash	$286,861	$103,450
Accounts receivable-customers, net of allowance for doubtful accounts of $231,993 and $177,434 in 2009 and 2008, respectively	1,817,050	3,251,326
Inventories, net	13,931,708	15,172,723
Deferred taxes	970,000	780,000
Cost and Profit in Excess of Billings	100,392	250,330
Income taxes receivable	-	87,000
Other current assets	192,014	111,533
Total current assets	17,298,025	19,756,362
Property, plant, and equipment, net	6,736,210	6,855,042
Covenant not to Compete	195,000	240,000
Goodwill	375,000	375,000
Total assets	$24,604,235	$27,226,404
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to bank	$3,357,834	$2,581,775
Current portion of term debt	466,853	429,689
Accounts payable	615,038	3,425,885
Checks issued in excess of deposits	-	274,043
Customer deposits	95,195	75,980
Billings in Excess of Cost and Profit	344,038	531,736
Accrued expenses	908,447	1,323,525
Income taxes payable	35,768	-
Total current liabilities	5,823,173	8,642,633
Long-term liabilities
Deferred taxes	570,000	490,000
Term debt, excluding current portion	5,916,107	6,083,159
Total liabilities	12,309,280	15,215,792
Stockholders’ equity:
Common stock – $0.01 par value. Authorized 5,000,000 shares; issued 3,990,352 and 3,986,352 shares in 2009 and 2008	39,904	39,864
Additional paid-in capital	2,188,413	2,085,349
Retained earnings	10,066,638	9,885,399
Total stockholders’ equity	12,294,955	12,010,612
Total liabilities and stockholders’ equity	$24,604,235	$27,226,404

See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Operations

	Condensed Three Months Ended		Year to Date
	August 31,	August 31,	August 31,	August 31,
	2009	2008	2009	2008
Net sales	$5,600,464	$9,420,696	$19,406,975	$23,855,763
Cost of goods sold	4,298,659	7,214,281	15,320,796	17,035,449
Gross profit	1,301,805	2,206,415	4,086,179	6,820,314
Expenses:
Engineering	89,316	110,031	248,445	259,707
Selling	436,416	495,658	1,249,729	1,373,388
General and administrative	562,904	730,242	1,985,972	2,463,615
Total expenses	1,088,636	1,335,931	3,484,146	4,096,710
Income from operations	213,169	870,484	602,033	2,723,604
Other income (expense):
Interest expense	(122,648)	(133,164)	(389,434)	(399,453)
Other	8,080	69,992	65,623	505,706
Total other income	(114,568)	(63,172)	(323,811)	106,253
Income before income taxes	98,601	807,312	278,222	2,829,857
Income tax expense	33,876	268,923	96,984	925,582
Net income	$64,725	$538,389	$181,238	$1,904,275
Net income per share:
Basic	0.02	0.14	0.05	0.48
Diluted	0.02	0.13	0.05	0.48

See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Cash Flows
Condensed

	Year To Date
	August	August
	2009	2008
Cash flows from operations:
Net income	$181,238	$1,904,275
Adjustments to reconcile net income to
net cash provided (used) by operating activities:
Stock based compensation	87,664	145,851
(Gain) on disposal of property, plant, and equipment	-	(418,269)
Depreciation expense	441,229	392,233
Amortization expense	45,000	45,000
Deferred income taxes	(110,000)	147,557
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,434,276	(159,835)
Inventories	1,241,015	(5,407,409)
Other current assets	(80,481)	(83,801)
Income taxes receivable	87,000	-
Other, net	-	1,464
Increase (decrease) in:
Accounts payable	(2,810,847)	1,461,886
Contracts in progress, net	(37,760)	83,113
Customer deposits	19,215	388,267
Income taxes payable	35,768	(99,405)
Accrued expenses	(415,078)	107,485
Net cash provided by (used in) operating activities	118,239	(1,491,588)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(322,396)	(1,584,079)
Proceeds from insurance recoveries	-	666,591
Proceeds from sale of property, plant, and equipment	-	550
Net cash (used in) investing activities	(322,396)	(916,938)
Cash flows from financing activities:
Net change in line of credit	776,059	1,754,084
Net activity as a result of checks issued in excess of deposits	(274,043)	-
Payments of notes payable to bank	(319,888)	(207,455)
Proceeds from term debt	190,000	500,000
Proceeds from the exercise of stock options	15,440	44,762
Net cash provided by financing activities	387,568	2,091,391
Net increase (decrease) in cash	183,411	(317,135)
Cash at beginning of period	103,450	612,201
Cash at end of period	$286,861	$295,066

Supplemental disclosures of cash flow information:
Cash paid/(received) during the period for:
Interest	$393,252	$366,821
Income taxes	95,072	877,380

Supplemental disclosures of noncash investing activities:
Proceeds from insurance recoveries	$-	$666,591
Gains recognized in previous years	-	(248,872)
Gain on insurance recovery	$-	$417,719

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Description of the Company

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

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008.  The results of operations for the three- and nine- months ended  August 31, 2009 are not necessarily indicative of the results for the fiscal year ending November 30, 2009.  In preparing the accompanying financial statements, management has evaluated subsequent events through October 13, 2009.

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

Basic and diluted earnings per common share have been computed based on the following as of August 31, 2009 and August 31, 2008:

	For the three months ended
	August 31, 2009	August 31, 2008
Basic:
Numerator, net income	$64,725	$538,389
Denominator: Average number
of common shares
outstanding	3,990,352	3,972,548
Basic earnings per
common share	$0.02	$0.14
Diluted
Numerator, net income	$64,725	$538,389
Denominator: Average number
of common shares outstanding	3,990,352	3,972,548

Effect of dilutive stock options	9,598	17,332
	3,999,950	3,989,880
Diluted earnings per
common share	$0.02	$0.13

	For the nine months ended
	August 31, 2009	August 31, 2008
Basic:
Numerator, net income	$181,238	$1,904,275
Denominator: Average number
of common shares
outstanding	3,987,856	3,971,676
Basic earnings per
common share	$0.05	$0.48
Diluted
Numerator, net income	$181,238	$1,904,275
Denominator: Average number
of common shares outstanding	3,987,856	3,971,676

Effect of dilutive stock options	1,767	22,348
	3,989,623	3,994,024
Diluted earnings per
common share	$0.05	$0.48

(4)	Inventory

Major classes of inventory are:

	August 31, 2009	November 30, 2008

Raw materials	$10,184,474	$10,622,204
Work in process	409,689	825,330
Finished goods	5,023,571	5,667,449
	$15,617,734	$17,114,983
Less: Reserves	(1,686,026)	(1,942,260)
	$13,931,708	$15,172,723

(5)	Accrued Expenses

Major components of accrued expenses are:

	August 31, 2009	November 30, 2008

Salaries, wages, and commissions	$568,642	$780,293
Accrued warranty expense	199,443	327,413
Other	140,362	215,819
	$908,447	$1,323,525

(6)	Product Warranty

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

Changes in the Company’s product warranty liability for the three- and nine- months ended August 31, 2009 and August 31, 2008 are as follows:

	For the three months ended
	August 31, 2009	August 31, 2008

Balance, beginning	$259,899	$240,141
Settlements made in cash or in-kind	(137,506)	(2,059)
Warranties issued	77,050	86,333
Balance, ending	$199,443	$324,415

	For the nine months ended
	August 31, 2009	August 31, 2008

Balance, beginning	$327,413	$262,665
Settlements made in cash or in-kind	(361,771)	(264,537)
Warranties issued	233,801	326,287
Balance, ending	$199,443	$324,415

(7)	Loan and Credit Agreements

The Company has a revolving line of credit with West Bank (the “Line of Credit”).  On April 30, 2009, the Line of Credit was renewed in the amount of $4,500,000, which was a $1,000,000 increase over the amounts available on November 30, 2008, and the maturity date was extended through June 30, 2009.  On June 8, 2009, the Line of Credit was increased to $6,000,000 and the maturity date was extended to April 30, 2010. The Line of Credit is renewable annually with advances funding the Company’s working capital and letter of credit needs.  The interest rate is West Bank’s prime interest rate, adjusted daily, with a minimum rate of 4.00%.  As of August 31, 2009, the interest rate was the minimum of 4.0%. Monthly interest-only payments are required and the unpaid principal is due on the maturity date.  As of August 31, 2009 and November 30, 2008, the Company had borrowed $3,357,834 and $2,581,775, respectively, against the Line of Credit.  The available amounts remaining on the Line of Credit were $2,642,166 and $918,225 on August 31, 2009 and November 30, 2008, respectively.  The borrowing base limits advances from the Line of Credit to 60% of accounts receivable less than 90 days, plus 60% of finished goods inventory, plus 50% of raw material inventory and work-in-process inventory, as calculated at each month-end.  The Company’s obligations under the Line of Credit are evidenced by a Promissory Note dated June 8, 2009 and certain other ancillary documents.

On June 7, 2007, the Company obtained a term loan from West Bank in the amount of $4,100,000.  The loan was written to mature on May 1, 2017 and bore fixed interest at 7.25%.  On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate, and payments.  The loan, with a principal amount of $3,534,146 as of August 31, 2009, will now mature on May 1, 2013 and bears fixed interest at 5.75%.  Monthly principal and interest payments in the amount of $42,500 are required, with a final payment of principal and accrued interest in the amount of $2,304,789 due on May 1, 2013.

The Company obtained two additional loans from West Bank in 2007 for the purpose of financing the construction of the Company’s new facilities in Monona and Dubuque.  On October 9, 2007, the Company obtained a loan for $1,330,000 that bore fixed interest at 7.0%.  On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate and payments.  The current terms are a maturity date of May 1, 2013 and a fixed interest rate of 5.75%.  Monthly payments of $11,000 are required for principal and interest, with a final payment of accrued interest and principal in the amount of $1,007,294 due on May 1, 2013.  On August 31, 2009, the outstanding principal balance on this loan was $1,245,085.

On November 30, 2007, the Company obtained a construction loan to finance construction of the Dubuque, Iowa facility.  This loan had an original principal amount of $1,500,000 and bore fixed interest at 7.25%. On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate, and payments.  The current terms are a maturity date of May 1, 2013 and a fixed interest rate of 5.75%.  Payments of $12,550 are due monthly for principal and interest, with a final accrued interest and principal payment in the amount of $1,114,714 due on May 1, 2013.  On August 31, 2009 the outstanding principal balance on this loan was $1,416,896.

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

If the Company or either of its subsidiaries (as guarantors) commits an event of default under the Business Loan Agreement and fails or is unable to cure that default, West Bank may cease advances and has the option of causing all outstanding indebtedness to become immediately due and payable. Events of default include, without limitation: (i) becoming insolvent or subject to bankruptcy proceedings; (ii) defaulting on any obligations to West Bank; (iii) defaulting on any obligations to third parties that would materially affect the ability to perform obligations owed to West Bank; (iv) suffering a material adverse change in financial condition or the value of any collateral; and (v) making false statements to West Bank.

As previously disclosed, the Company received a default waiver letter from West Bank for violating the debt/tangible net worth ratio covenant as of November 30, 2008. This waiver is in effect until the covenant is measured again at November 30, 2009.

On June 1, 2009, Art’s-Way Scientific, Inc. received funds from two $95,000 promissory notes in connection with an agreement signed August 7, 2007 between the Company and the Iowa Department of Economic Development.  The first $95,000 promissory note is a 0% interest loan requiring 60 monthly payments of $1,583.33, with a final payment due July 1, 2014.  The second $95,000 promissory note is a forgivable loan subject to certain contract obligations.  These obligations include maintaining our principal place of business in Iowa, complying with certain tax and insurance requirements, and creating 16 full-time positions and retaining 21 full-time positions in Iowa, which must be maintained for a two-year period. Art’s-Way Manufacturing Co., Inc. has provided a guarantee in connection with these loans to Art’s-Way Scientific, Inc.

A summary of the Company’s term debt is as follows:

	2009	2008

West Bank loan payable in monthly installments of $42,500 including interest at 5.75%, due May 1, 2013 (A)	$3,534,146	$3,757,213

West Bank loan payable in monthly installments of $11,000 including interest at 5.75%, due May 1, 2013 (A)	1,245,085	1,288,758

West Bank loan payable in monthly installments of $12,550 including interest at 5.75%, due May 1, 2013 (A)	1,416,896	1,466,878

IDED loan payable in monthly installments of $1,583.33 including interest at 0%, due July 1, 2014. (B)	91,833	0

IDED loan payable in monthly installments of $0 including interest at 0%, due July 1, 2014 (B)	95,000	0

Total term debt	6,382,960	6,512,849
Less current portion of term debt	466,853	429,689
Term debt, excluding current portion	$5,916,107	$6,083,159

(A)
Covenants include, but are not limited to, debt service coverage ratio and debt/tangible net worth ratio. These loans are secured by all of the Company’s assets and those of its subsidiaries, including real estate, inventory, accounts receivable, inventory and equipment.

(B)
Covenants include, but are not limited to, maintaining our principal place of business in Iowa, job obligations, maintenance of properties, payment of all taxes and assessments, and maintaining insurance on the real property.   Art’s-Way Manufacturing Co., Inc. has provided a guarantee in connection with these loans to Art’s-Way Scientific, Inc.

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

In December 2007, the Securities and Exchange Commission (“SEC”) published SAB 110, Share-Based Payment, which amends the SEC’s views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with FASB Statement No. 123(R), Share-Based Payment.  The use of the simplified method requires our option plan to be consistent with a “plain vanilla” plan and was originally permitted through December 31, 2007 under SAB 107. . SAB 110 is effective for the Company beginning December 31, 2007. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life, in accordance with SAB 107, as amended by SAB 110.

The FASB issued FAS 165, Subsequent Events, on May 28, 2009. FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The Company has adopted FAS 165 with no material effects to the financial results of the company.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

(9)	Stock Option Plan

On January 25, 2007, the Board of Directors adopted the 2007 Non-Employee Directors’ Stock Option Plan (the “Directors’ Stock Option Plan”), which was approved by the Company’s stockholders at the annual stockholders meeting on April 24, 2008.  The Directors’ Stock Option Plan provides that the plan administrator may grant non-employee directors’ options to purchase shares of common stock of the Company at an exercise price not less than fair market value at the date the options are granted.  The Board of Directors has approved a director compensation policy pursuant to which non-employee directors are automatically granted non-qualified stock options to purchase 2,000 shares of common stock annually or initially upon their election to the Board, which are automatically vested.

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

Approximate financial information with respect to the reportable segments is as follows.

Three Months Ended August 31, 2009
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$4,993,000	$242,000	$365,000	$5,600,000
Income from operations	733,000	(89,000)	(431,000)	213,000
Income before tax	687,000	(141,000)	(447,000)	99,000
Total Assets	18,345,000	2,983,000	3,276,000	24,604,000
Capital expenditures	15,000	4,000	9,000	28,000
Depreciation & Amortization	115,000	25,000	25,000	165,000

Three Months Ended August 31, 2008
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$6,685,000	$25,000	$2,711,000	$9,421,000
Income from operations	580,000	(241,000)	531,000	870,000
Income before tax	546,000	(279,000)	540,000	807,000
Total Assets	19,274,000	2,643,000	4,673,000	26,590,000
Capital expenditures	327,000	41,000	56,000	424,000
Depreciation & Amortization	118,000	13,000	24,000	155,000

Nine Months Ended August 31, 2009
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$15,868,000	$616,000	$2,923,000	$19,407,000
Income from operations	1,569,000	(469,000)	(498,000)	602,000
Income before tax	1,446,000	(610,000)	(558,000)	278,000
Total Assets	18,345,000	2,983,000	3,276,000	24,604,000
Capital expenditures	275,000	38,000	9,000	322,000
Depreciation & Amortization	341,000	71,000	74,000	486,000

Nine Months Ended August 31, 2008
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$15,878,000	$228,000	$7,750,000	$23,856,000
Income from operations	1,872,000	(701,000)	1,553,000	2,724,000
Income before tax	1,744,000	(815,000)	1,901,000	2,830,000
Total Assets	19,274,000	2,643,000	4,673,000	26,590,000
Capital expenditures	659,000	751,000	175,000	1,585,000
Depreciation & Amortization	338,000	34,000	65,000	437,000

(11)	Subsequent Events

None, based on management’s evaluation of subsequent events through October 13, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008.  Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  Many of these forward-looking statements are located in this report under “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our ability to meet our production schedule and obtain higher profit margins; (ii) the anticipated benefits of our efforts to improve our disclosure controls and procedures and remediate the material weakness in our internal control over financial reporting; (iii) our beliefs regarding the impact of current economic conditions on revenues; (iv) our order backlog and (v) our beliefs regarding the sufficiency of working capital and our continued ability to renew or obtain financing on reasonable terms when necessary.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded.  We cannot provide any assurance with respect to our future performance or results.  Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) unexpected delays in production; (ii) delays in or obstacles to our ability to successfully improve our disclosure controls and procedures and remediate the material weakness in our internal control over financial reporting; (iii) the impact of tightening credit markets on our ability to continue to obtain financing on reasonable terms; (iv) our ability to continue to meet debt obligations; (v) the effect of general economic conditions on the demand for our products and the cost of our supplies and materials; (vi) unforeseen costs or delays in implementing production of new products; and (vii)  those risks described from time to time in our reports to the SEC (including our Annual Report on Form 10-K). We are not under any duty to update the forward-looking statements contained in this report. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of August 31, 2009 have remained unchanged from November 30, 2008.  These policies include revenue recognition, inventory valuation, income taxes and stock-based compensation.  Disclosure of these critical accounting policies is incorporated by reference under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008.

Results of Operations

Net Sales and Cost of Sales

Our consolidated net sales for the nine months ended August 31, 2009 were $19,407,000 compared to $23,856,000 for the same period in fiscal 2008.  Consolidated net sales for the fiscal quarter ended August 31, 2009 were $5,600,000 compared to $9,421,000 for the same period in fiscal 2008.  Art’s-Way Manufacturing, our agricultural products segment, had net sales of approximately $4,993,000 and $15,868,000 for the three- and nine-month periods ended August 31, 2009, respectively, compared to $6,685,000 and $15,878,000 for the same respective periods in fiscal 2008, which represents a decrease of 25.3% and 0.1%, respectively. The quarter and nine-month decrease in sales for Art’s-Way Manufacturing was largely due to the decreased sales of sugar beet harvesters and grinder mixers.  This decrease, however, was partially offset by the sales from the Miller Pro products, and also the sales of augers, which we started producing in the current fiscal year. Art’s-Way Vessels, our pressurized vessels segment, had net sales of approximately $242,000 and $616,000 for the three- and nine-month periods ended August 31, 2009, respectively, compared to $25,000 and $228,000 for the same respective periods in fiscal 2008, which represents an increase of 868.0% and 170.2%, respectively. This was an expected increase due to the ongoing process of rebuilding sales that were lost during the period after the termination of our lease.  The increases in net sales were offset, however, by decreases in net sales at Art’s-Way Scientific, our modular buildings segment, of 86.5% and 62.3% for the three- and nine-month periods ended August 31, 2009, respectively.  Art’s-Way Scientific had net sales of approximately $366,000 and $2,923,000 for the three- and nine-month periods ended August 31, 2009, respectively, compared to $2,711,000 and $7,750,000 for the same respective periods in fiscal 2008. The decrease in net sales for Art’s-Way Scientific was the result of engineering delays during the second and third quarter and, more significantly, a decrease in demand for modular buildings, which management believes was largely due to the impact of current economic conditions on the capital budgets of potential customers.

Consolidated gross profit margin for the three- and nine-month periods ended August 31, 2009 was 23.2% and 21.1%, respectively, compared to 23.4% and 28.6% for the same respective periods in the 2008 fiscal year, primarily due to decreases in gross profit margin at Art’s-Way Manufacturing and Art’s-Way Scientific.  The gross profit margin of Art’s-Way Manufacturing increased from 26.1% to 31.0% in the three-month period ending August 31, 2008 compared to the same period in 2009, but decreased to 24.4% from 31.4% in the nine-month period ending August 31, 2009 compared to the same period in 2008, primarily due to pricing commitments in effect during the first and second quarter.  After the purchase of the Miller Pro product line, we had many orders that we were unable to produce in a timely fashion.  In order to satisfy our customers, we agreed to sell these goods at the lower prices quoted in 2007.  As a result of our production delays caused by the integration of this product line, we shipped goods in the first and second quarters of 2009 that were priced at the end of 2007 and manufactured with materials purchased at the higher prices of 2008.  We have completed our commitments on the 2007 pricing, and do not anticipate any additional production delays.

The gross profit margin of Art’s-Way Vessels increased from -640.0% and -159.2% in the three- and nine-month periods ended August 31, 2008 to 5.0% and -21.3% for the same respective periods in 2009.  This increase was due to our increased sales, which help defray the fixed manufacturing expenses, such as depreciation and manufacturing overhead.  The gross profit margin of Art’s-Way Scientific decreased from 27.1% and 28.4% in the three- and nine–month periods ended August 31, 2008, respectively, to -70.5% and 2.5% for the same respective periods in 2009. The decrease in gross profit margin at Art’s-Way Scientific was primarily due to the decrease in revenue explained above. In addition, gross profit margins at Art’s-Way Scientific were negatively impacted during the first and second quarter by unanticipated cost overruns on a project that was substantially completed during the third quarter.

Expenses

Consolidated operating expenses for the three- and nine–month periods ended August 31, 2009 decreased $247,000 and $613,000, to approximately $1,089,000 and $3,484,000, respectively, compared to the three- and nine-month periods ended August 31, 2008.  As a percentage of sales, operating expenses for the three- and nine-month periods ended August 31, 2009 increased by 5.2% and 0.8%, respectively, over the same respective periods in 2008. Operating expenses were 19.4% and 18.0% of sales for the three- and nine-month periods ended August 31, 2009 compared to 14.2% and 17.2% for the same respective periods in fiscal 2008.  Year-to-date operating expense as a percentage of sales for each of Art’s-Way Manufacturing, Art’s-Way Vessels and Art’s-Way Scientific was 16.2%, 55.0% and 19.5%, respectively.

General and administrative expenses decreased $167,000 and $478,000 for the three- and nine–month periods ended August 31, 2009, respectively, as compared to the same respective periods in fiscal 2008. The decrease was partly due to an $180,000 decrease in the current year accrual for management bonuses during the first nine months of fiscal 2009 as compared to the same period in fiscal 2008, as a result of a decision of the Board of Directors to eliminate this accrual for management bonuses until profits increase. Additionally, the elimination of management bonuses caused a reversal of $100,000 of the bonus that had accrued as of the end of our 2008 fiscal year, which affected our first quarter of 2009 general and administrative expenses, and therefore the year-to-date amounts as well. We were also able to reduce our corporate expenses for professional services.  General and administrative expenses as a percentage of sales were 10.1% and 10.2% for the three- and nine–month periods ended August 31, 2009, respectively, compared to 7.8% and 10.3% for the same respective periods in fiscal 2008.

Engineering expenses, which include expenses related to research and development and implementation of new product lines, decreased $21,000 and $12,000 for the three- and nine-month periods ended August 31, 2009, respectively, compared to the same respective periods in fiscal 2008. As a percentage of sales, engineering expenses were 1.6% and 1.3% for the three- and nine-month periods, respectively, compared to 1.2% and 1.1% for the same respective periods in fiscal 2008.

Selling expenses decreased by $60,000 and $123,000 for the three- and nine-month periods ended August 31, 2009, respectively, compared to the same respective periods in fiscal 2008.  As a percentage of sales, selling expenses were 7.8% and 6.4% for the three- and nine-month periods ended August 31, 2009, respectively, compared to 5.3% and 5.8% for the same respective periods in fiscal 2008.

Interest expense for the three-month period ended August 31, 2009 decreased approximately $10,000 from the same period in 2008, as did the interest expense for the nine-month period ended August 31, 2009.  The lower effective interest rate on our Line of Credit has mitigated the increased interest due to greater borrowings compared to the same respective periods in fiscal 2008. Other income decreased by $62,000 and $440,000 in the three- and nine-month periods ended August 31, 2009, respectively, compared to the same respective periods in fiscal 2008.  This decrease was due to the fact that in 2008, Art’s-Way Scientific recognized a gain of $399,499 in the second fiscal quarter due to insurance recoveries received for the fire in Monona in 2007.

Order Backlog

The consolidated order backlog as of September 30, 2009 was $6,174,000, compared to 16,947,000 as of September 30, 2008.  Art’s-Way Manufacturing’s order backlog was $3,151,000, compared to $8,207,000 in fiscal 2008.  The majority of this decrease was due to the reduction of overdue shipments  of products in our Miller Pro product line, as explained above, but we are also experiencing lower demand for all of our product lines.  The backlog for Art’s-Way Vessels was $511,000 at September 30, 2009, compared to $105,000 in fiscal 2008. The backlog for Art’s-Way Scientific was $2,512,000 at September 30, 2009, compared to $8,635,000 in fiscal 2008. The decrease in the backlog at Art’s-Way Scientific was largely due to a reduction in the number of customer orders, which management believes was the result of decreases in capital budgets of many potential customers and current economic conditions. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our main source of funds year-to-date has been from the reduction of our inventories and accounts receivable.  Increased borrowing on our line of credit also provided cash during the first half of 2009.

The majority of the cash used by operations during the first nine months of 2009 was due to payments on raw material purchases for the OEM and Miller Pro blower lines of Art’s-Way Manufacturing, as well as fulfilling commitments related to production at Art’s-Way Scientific. Our accounts payable decreased from $3,425,885 at November 30, 2008 to $615,038 on August 31, 2009.

We have a revolving line of credit with West Bank (the “Line of Credit”).  On April 30, 2009, the Line of Credit was renewed in the amount of $4,500,000 which was a $1,000,000 increase over the amounts available on November 30, 2008, and the maturity date was extended through June 30, 2009.  On June 8, 2009, the Line of Credit was increased to $6,000,000 and the maturity date was extended to April 30, 2010. The Line of Credit is renewable annually with advances funding our working capital and letter of credit needs.  The interest rate is West Bank’s prime interest rate, adjusted daily, with a minimum rate of 4.00%.  As of August 31, 2009, the interest rate was the minimum of 4.0%. Monthly interest-only payments are required and the unpaid principal is due on the maturity date.  As of August 31, 2009 and November 30, 2008, we had borrowed $3,357,834 and $2,581,775, respectively, against the Line of Credit.  The available amounts remaining on the Line of Credit were $2,642,166 and $918,225 on August 31, 2009 and November 30, 2008, respectively.  The borrowing base limits advances from the Line of Credit to 60% of accounts receivable less than 90 days, plus 60% of finished goods inventory, plus 50% of raw material inventory and work-in-process inventory, as calculated at each month-end.  Our obligations under the Line of Credit are evidenced by a Promissory Note dated June 8, 2009 and certain other ancillary documents.

On June 7, 2007, we obtained a term loan from West Bank in the amount of $4,100,000.  The loan was written to mature on May 1, 2017 and bore fixed interest at 7.25%.  On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate, and payments.  The loan, with a principal amount of $3,534,146 as of August 31, 2009, will now mature on May 1, 2013 and bears fixed interest at 5.75%.  Monthly principal and interest payments in the amount of $42,500 are required, with a final payment of principal and accrued interest in the amount of $2,304,789 due on May 1, 2013.

We obtained two additional loans from West Bank in 2007 for the purpose of financing the construction of our new facilities in Monona and Dubuque.  On October 9, 2007, we obtained a loan for $1,330,000 that bore fixed interest at 7.0%.  On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate and payments.  The current terms are a maturity date of May 1, 2013 and a fixed interest rate of 5.75%.  Monthly payments of $11,000 are required for principal and interest, with a final payment of accrued interest and principal in the amount of $1,007,294 due on May 1, 2013.  On August 31, 2009, the outstanding principal balance on this loan was $1,245,085.

On November 30, 2007, we obtained a construction loan to finance construction of the Dubuque, Iowa facility.  This loan had an original principal amount of $1,500,000 and bore fixed interest at 7.25%. On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate, and payments.  The current terms are a maturity date of May 1, 2013 and a fixed interest rate of 5.75%.  Payments of $12,550 are due monthly for principal and interest, with a final accrued interest and principal payment in the amount of $1,114,714 due on May 1, 2013.  On August 31, 2009 the outstanding principal balance on this loan was $1,416,896.

Each of our loans from West Bank are governed by a Business Loan Agreement dated June 8, 2009 (the “Business Loan Agreement”), which requires us to comply with certain financial and reporting covenants. We must provide monthly internally prepared financial reports, including accounts receivable aging schedules and borrowing base and compliance certificates, and year-end audited financial statements.  We must maintain a minimum debt service coverage ratio and a maximum debt to tangible net worth ratio of 1.5, and a minimum tangible net worth of $11,500,000, each as measured at our fiscal year-end. Further, we must obtain West Bank’s prior written consent for capital expenditures that exceed $500,000 annually. The loans are secured by a first position on our assets  and the assets of our subsidiaries, including but not limited to, inventories, accounts receivable, machinery, equipment and real estate. Art’s-Way Manufacturing and its subsidiaries were required to execute Agreements to Provide Insurance that set forth the insurance requirements for the collateral.

If we or either of our subsidiaries (as guarantors) commits an event of default under the Business Loan Agreement and fails or is unable to cure that default, West Bank may cease advances and has the option of causing all outstanding indebtedness to become immediately due and payable. Events of default include, without limitation: (i) becoming insolvent or subject to bankruptcy proceedings; (ii) defaulting on any obligations to West Bank; (iii) defaulting on any obligations to third parties that would materially affect the ability to perform obligations owed to West Bank; (iv) suffering a material adverse change in financial condition or the value of any collateral; and (v) making false statements to West Bank.

As previously disclosed, we received a default waiver letter from West Bank for violating the debt/tangible net worth ratio covenant as of November 30, 2008. This waiver is in effect until the covenant is measured again at November 30, 2009.

On June 1, 2009, we received funds from two $95,000 promissory notes in connection with an agreement signed August 7, 2007 between us and the Iowa Department of Economic Development.  The first $95,000 promissory note is a 0% interest loan requiring 60 monthly payments of $1,583.33, with a final payment due July 1, 2014.  The second $95,000 promissory note is a forgivable loan subject to certain contract obligations.  These obligations include maintaining our principal place of business in Iowa, complying with certain tax and insurance requirements, and creating 16 full-time positions and retaining 21 full-time positions in Iowa, which must be maintained for a two year period.  Art’s-Way Manufacturing Co., Inc. has provided a guarantee in connection with these loans to Art’s-Way Scientific, Inc.

We believe that our current financing arrangements provide sufficient cash to finance operations for the foreseeable future. We expect to continue to rely on cash from financing activities to supplement our cash flows from operations in order to meet our liquidity and capital expenditure needs in the near future. We expect to continue to be able to procure financing upon reasonable terms.

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

Changes in Internal Controls

We have made significant progress, and continue to work on remediating the material weakness identified in our 2008 Annual Report on Form 10-K. During the first, second, and third quarters of 2009, we continued to improve our physical inventory count procedures to ensure that inventory is properly reflected in the Company’s financial statements. We intend to continue to implement and use these procedures throughout the 2009 fiscal year. No other changes in our internal control over financial reporting occurred during the first three quarters of 2009 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently not a party to any material pending legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

As disclosed under Item 2 of Part I of this Quarterly Report, on June 8, 2009, we increased our Line of Credit with West Bank to $6,000,000 and extended the maturity date to April 30, 2010. The Line of Credit is renewable annually with advances funding our working capital and letter of credit needs.  The interest rate is West Bank’s prime interest rate, adjusted daily, with a minimum rate of 4.00%.  Upon renegotiation of the Line of Credit on June 8, 2009, as well as on August 31, 2009, the interest rate was at the minimum rate of 4.0%.  Monthly interest-only payments are required and the unpaid principal is due on the maturity date.  Collateral consists of a first position security interest on our assets and the assets of our subsidiaries, including but not limited to inventories, accounts receivable, machinery and equipment.  As of June 8, 2009, we had borrowed $3,542,135 and had $2,457,865 remaining against the Line of Credit. As of August 31, 2009 we had borrowed $3,357,834 and had $2,642,166 remaining against the Line of Credit. The borrowing base limits advances from the Line of Credit to 60% of accounts receivable less than 90 days, plus 60% of finished goods inventory, plus 50% of raw material inventory and work-in-process inventory, as calculated at each month-end.  Our obligations under the Line of Credit are evidenced by a Promissory Note dated June 8, 2009 and certain other ancillary documents.

 In connection with renegotiating the Line of Credit, on June 8, 2009, we entered into a Business Loan Agreement with West Bank (the “Business Loan Agreement”), which governs the Line of Credit and our outstanding term loans. The Business Loan Agreement requires us to comply with certain financial and reporting covenants. We must provide monthly internally prepared financial reports, including accounts receivable aging schedules and borrowing base and compliance certificates, and year-end audited financial statements.  We must maintain a minimum debt service coverage ratio and a maximum debt to tangible net worth ratio of 1.5, and a minimum tangible net worth of $11,500,000, each as measured at our fiscal year-end. Further, we must obtain West Bank’s prior written consent for capital expenditures that exceed $500,000 annually. The loans are secured by a first position on our assets and the assets of our subsidiaries, including but not limited to, inventories, accounts receivable, machinery, equipment and real estate. Art’s-Way Manufacturing and its subsidiaries were required to execute Agreements to Provide Insurance that set forth the insurance requirements for the collateral.

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

The foregoing summary of the Line of Credit and Business Loan Agreement does not purport to be complete and is qualified in its entirety by reference to Letter Agreement from West Bank dated May 21, 2009, the Business Loan Agreement, the Promissory Note dated June 8, 2009, the Art’s-Way Manufacturing, Co., Inc. Agreement to Provide Insurance, the Art’s-Way Vessels, Inc. Agreement to Provide Insurance, and the Art’s-Way Scientific, Inc. Agreement to Provide Insurance, copies of which are attached to our Quarterly Report on Form 10-Q for the quarter ended May 31, 2009 as Exhibits 10.2, 10.3, 10.4, 10.5, 10.6 and 10.7 respectively, as well as the Real Estate Mortgage to West Bank dated April 23, 2003 for property located in Armstrong Iowa, the Real Estate Mortgage to West Bank dated October 9, 2007 for property located in Monona, Iowa, the Real Estate Mortgage to West Bank dated November 30, 2007 for property located in Dubuque, Iowa, the Commercial Security Agreement dated April 25, 2003, the Commercial Security Agreement between Art’s-Way Scientific Inc. and West Bank dated April 20, 2007, and the Commercial Security Agreement between Art’s-Way Vessels Inc. and West Bank dated December 16, 2008, copies of which were attached to our Annual Report on Form 10-K for the fiscal year ended November 30, 2008 as Exhibits 10.13, 10.14, 10.15, 10.9, 10.10, and 10.11 respectively. Each of the foregoing agreements is incorporated herein by reference.

Item 6.  Exhibits

See “Exhibit Index” on page 21 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date: October 13, 2009	By:	/s/ Carrie L. Majeski
Carrie L. Majeski
President, Chief Executive Officer and Principal Financial Officer

Exhibit Index

Exhibit No.	Description
10.1
Promissory Note from Art’s-Way Manufacturing Co., Inc. to West Bank dated April 30, 2009—incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009

10.2	Letter Agreement from West Bank dated May 21, 2009 —incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009
10.3
Business Loan Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank dated June 8, 2009—incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009

10.4
Promissory Note from Art’s-Way Manufacturing Co., Inc. to West Bank dated June 8, 2009—incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009

10.5
Art’s-Way Manufacturing Co., Inc. Agreement to Provide Insurance for loan dated June 8, 2009—incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009

10.6
Art’s-Way Vessels, Inc. Agreement to Provide Insurance for loan dated June 8, 2009—incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009

10.7
Art’s-Way Scientific, Inc. Agreement to Provide Insurance for loan dated June 8, 2009—incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2009

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)—filed herewith
32.1	Certificate pursuant to 18 U.S.C. Section 1350—filed herewith