Form 10-K
period 2009-11-30
ARTS WAY MANUFACTURING CO INC
filed 2010-02-23
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to ____________

Commission file number 000-5131

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $13,073,748

As of February 11, 2010, there were 3,990,352 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2010 Annual Meeting of Stockholders to be filed within 120 days of November 30, 2009, are incorporated by reference into Part III of this Form 10-K.

Transitional Small Business Disclosure Format (Check one):    ☐  Yes  ☒  No

Art’s-Way Manufacturing Co., Inc.
Index to Annual Report on Form 10-K

FORWARD LOOKING STATEMENTS

Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  Our forward-looking statements in this report relate to the following: our intent to focus our Modular Building segment’s product offerings on research facilities in primary market sectors; our expectations regarding fluctuations in backlogs; our beliefs regarding competitive factors and our competitive strengths; our expectations regarding sales, future production levels and demand; our beliefs about the importance of intellectual property; our predictions regarding the impact of seasonality; our beliefs regarding the impact of the farming industry on our business; our expectation that continued participation of Miller Pro dealers will foster product recognition and acceptance; anticipated improvements to our facilities; our cash position and ability to obtain or renew financing; and our intentions for paying dividends. Many of these forward-looking statements are located in this report under “Item 1. BUSINESS;” “Item 2. “PROPERTIES” and “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” but they may appear in other sections as well.

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

We have organized our business into three operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies.  Art’s-Way Manufacturing manufactures farm equipment under our own and private labels.  Art’s-Way Manufacturing has two wholly-owned operating subsidiaries.  Art’s-Way Vessels manufactures pressure vessels and Art’s-Way Scientific manufactures modular buildings for various uses, commonly animal containment and research laboratories. For detailed financial information relating to segment reporting, see Note 14 to our financial statements in Item 8 of this report.

Business of Our Segments

Business of Art’s-Way Manufacturing

Art’s-Way Manufacturing (our “Agricultural Products” segment), which accounted for 79.6% of our net revenue in the 2009 fiscal year, manufactures a variety of specialized farm machinery under our own label, including: portable and stationary animal feed processing equipment and related attachments used to mill and mix feed grains into custom animal feed rations; a high bulk mixing wagon to mix animal feeds containing silage, hay and grain; a line of portable grain augers; a line of stalk shredders; sugar beet harvesting equipment; and a line of land maintenance equipment, moldboard plows and grain drill equipment.  We sell our labeled products through independent farm equipment dealers throughout the United States.  In addition, we manufacture and supply hay blowers under an original equipment manufacturer (OEM) agreement with Case New Holland (CNH).  Sales under our OEM agreement with CNH accounted for 8.0% of our consolidated sales for the fiscal year ended November 30, 2009.

In September 2007, we purchased certain assets of Miller-St. Nazianz, Inc., specifically portions of its Miller Pro and Badger lines of agricultural products, to further strengthen the product offerings of our Agricultural Products segment. These product lines are hay and forage lines, and our purchase generally included all distribution agreements, dealership agreements, customer lists, inventories, tooling and other proprietary rights to these product lines. Under the purchase agreement, Miller-St. Nazianz also granted us a license to use the Badger product line trademark in connection with the sale and production of the Badger product line which consists of forage boxes, forage blowers, running gears, dump boxes and options for any of those products. We also purchased the entire Miller Pro product line except for pole-type sprayers marketed under the Miller Pro brand and products manufactured by Ziegler.  The Miller Pro product line consists of forage boxes, receiver boxes, running gears and tires, forage blowers, dump boxes, rotary rakes, finger-wheel rakes, Miller produced hay-mergers and all “Hay Buddy” equipment and options for any of those products.  In addition to purchasing rights to certain trade names and goodwill relating to those names, we purchased the Hay Buddy trademark, the Miller Pro trademark and a patent related to the hay merger.

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

Business of Art’s-Way Vessels

Art’s-Way Vessels, Inc. (our “Pressurized Vessels” segment), which accounted for 3.1% of our net revenue in the 2009 fiscal year, is an Iowa corporation with its principal place of business located in Dubuque, Iowa.  Art’s-Way Vessels produces and sells pressurized vessels, both American Society of Mechanical Engineers (ASME) code and non-code. Art’s-Way Vessels provides a combination of services as a manufacturer and supplier of steel vessels and steel containment systems. We build in carbon steel and stainless steel, ranging from atmospheric (0 PSI) storage vessels up to any PSI pressure rating required.  We provide vessels ranging in size from 4 inches to 168 inches in diameter and in various lengths as our customers require. The vessels are primarily sold to manufacturing facilities that will use the vessel as a component part of their end product.  We primarily serve the following industries: water treatment; air receivers; refineries; co-generation; chemical; petrochemical; storage tanks; agriculture; marine; refrigeration; hydro pneumatic; heavy equipment; pharmaceuticals and mining.  In addition to our role as a fabricator of vessels, we provide services including:  custom CAD drawing; welding; interior linings and exterior finishing; passivation of stainless steel; hydrostatic and pneumatic testing; design, build and finishing of skids; installation of piping; non-destructive examination and heat treating.

Business of Art’s-Way Scientific

Art’s-Way Scientific, Inc. (our “Modular Buildings” segment), which accounted for 17.3% of our net revenue in the 2009 fiscal year, is an Iowa corporation with its principal place of business in Monona, Iowa. Art’s-Way Scientific produces and sells modular buildings, which are custom designed to meet the research needs of our customers. Buildings commonly produced range from basic swine buildings to complex containment research laboratories. In 2010, we plan to focus on providing research facilities for academic research institutions, government research and diagnostic centers, public health institutions and private research and pharmaceutical companies, as those are our primary market sectors.  Art’s-Way Scientific provides services from start to finish by designing, manufacturing, delivering and installing our building units.

Our Principal Products

Art’s-Way Manufacturing

From its beginnings as a producer of portable grinder mixers, our Agricultural Products segment has grown through developing several new products and with our acquisition of portions of the Miller Pro and Badger Product lines of Miller-St. Nazianz in 2007.  Today, our Agricultural Products segment manufactures an array of feed processing, hay and forage, tillage and land management and sugar beet harvesting equipment.  Our Agricultural Products segment also maintains a high volume of OEM work for the industry’s leading manufacturers.  Brand names include Art’s-Way, Miller Pro, and Badger.

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

Moldboard Plow line.  The Art’s-Way moldboard plows offer conservation tillage choices to match each customer’s preference.  The moldboard plow delivers all the advantages recognized over the years.

Sugar beet harvesting line.  Our sugar beet defoliators and harvesters are innovative products in the industry due to our focus on continuous improvement, both in reaction to customer requests and in anticipation of our customers’ needs.  Our machines can harvest six, eight, or twelve rows at one time, and we were the first manufacturer to introduce a larger, 12-row harvester.  We have obtained patents on certain components of our sugar beet harvesting line.  Our sugar beet defoliators cut and remove the leaves of the sugar beets without damaging them, and the leaf particles are then incorporated back into the soil.

Hay and forage line.  We offer highly productive hay and forage tools for the full range of producers.  This product line includes high capacity forage boxes for transporting hay from the field with optional running gear to provide superior stability and tracking.  High velocity, high volume forage blowers are able to fill the tallest silos with lower power requirements.  Cam action rotary rakes and power mergers will gently lift the crop, carry it to the windrow and release it, saving more leaves and forming a faster drying, fluffier windrow.  High performance V-style and carted finger wheel rakes offer growers value and include such features as large capacity and high clearance with ease of adjustment and operation.

Augers line.  We established a portable grain auger manufacturing plant in Salem, South Dakota in December 2009.  Models are available painted white or hot dipped galvanized. Rolling Hopper Augers are constructed from 12 gauge tube and ¼” flighting. These augers feature an internal drive with externally mounted gear boxes for proper venting and easier maintenance. Driveline augers are also available with either power take-off unit (PTO) or electric drive. These heavy-duty augers have a reversible gear box which permits PTO operation from either side.

Art’s-Way Vessels

We build vessels in carbon steel and stainless steel, ranging from atmospheric (0 PSI) storage vessels up to any PSI pressure rating required.  Sizes range from 4” to 168” diameter and larger and to any length of vessel the customer requires.

Art’s-Way Scientific

We supply laboratories for bio-containment, animal science, public health, and security requirements. We custom design, manufacture, deliver, and install laboratories and research facilities to meet customers’ critical requirements

Product Distribution and Markets

We distribute goods for our Agricultural Products segment primarily through a network of approximately 1,850 U.S. and Canadian independent dealers whose customers require specialized agricultural machinery. We have sales representation in 47 states and seven Canadian provinces; however, many dealers sell only service parts for our products.  Our dealers sell our products to various agricultural and commercial customers.  We also maintain a local sales force in our Armstrong, Iowa facility to provide oversight services for our distribution network, communicate with end users, and recruit and train dealers on the uses of our products.  Our local service parts staff is available to help customers and dealers with their service parts needs. Our vessel and modular building divisions traditionally sell products customized to the end-users’ requirements directly to the end-users.

We began exporting new agricultural products during the latter part of 2006, and we currently export products to six foreign countries. We have been shipping grinder mixers abroad since 2006, and have recently begun exporting portable rollermills as well. At the Agritechnica 2009 and Eurotier 2008 exhibitions in Germany, we met with prospective European distributors.  We look forward to strengthening these relationships and developing new international markets as well.

Backlog.  Our backlogs of orders vary on a daily basis.  As of February 12, 2010, Art’s-Way Vessels had $416,000 of backlog, Art’s-Way Scientific had approximately $4,522,000 backlog and Art’s-Way Manufacturing had a backlog of $12,498,000.  Because we expect that our order backlogs will continue to fluctuate as orders are received, filled, or cancelled, and due to dealer discount arrangements we may enter into from time to time, these figures are not necessarily indicative of future revenue.

Recent Product Developments

During 2009, developments in our Agricultural Products segment consisted of a line of portable roller mills for domestic and export markets, a material carrying scraper to expand the product line of land management equipment, and enhancements of the sugar beet harvesting equipment to increase efficiencies in the manufacturing process.  We also introduced a comprehensive offering of top drive and rolling hopper portable augers.

Our Pressurized Vessels and Modular Buildings segments fill orders based on customer specifications, so we did not engage in significant product developments for these segments during 2009.

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

Competition in the pressurized vessel industry is intense.  We believe that Art’s-Way Vessels competes effectively by being responsive to its customers’ specifications and by offering quality tanks at competitive prices.

Competitive Strengths.  We believe that our competitive strengths include competitive pricing, product quality and performance, a network of worldwide and domestic distributors and our strong market share for many of our products. In addition, we believe our Company has a diversified revenue base. Our Pressurized Vessels and Modular Buildings segments provide the Company with diversified revenues rather than solely relying on the agricultural machinery sector. We are also diversified on the basis of our sales presence and customer base.

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

We believe the competitive strength of our Modular Buildings segment is our ability to design and produce high-tech modular buildings in a fraction of the time of conventional design/build firms.  Conventional design/build construction may take two to five years, while our modular laboratories can be delivered in as little as six months.  As one of the few companies in the industry to supply turnkey modular buildings and laboratories, we believe we provide high quality buildings at reasonable prices that meet our customers’ time, flexibility and security expectations.

Raw Materials, Principal Suppliers and Customers

Raw materials for Art’s-Way Manufacturing, Art’s-Way Vessels and Art’s-Way Scientific are acquired from domestic and foreign sources and normally are readily available.  Currently, we purchase the lifter wheels used to manufacture our sugar beet harvesters from a supplier located in China. We also purchase rake tines and gearboxes from a supplier in Italy.  However, there are domestic sources for these materials available.

We have an original equipment manufacturer (OEM) supplier agreement with Case New Holland (CNH) for our Agricultural Products segment. Under the OEM agreement, we have agreed to supply CNH’s requirements for certain feed processing and service parts, primarily blowers, under CNH’s label.  The agreement has no minimum requirements and can be cancelled upon certain conditions.  The agreement with CNH ran through September 2006, but the agreement continues in force until terminated or cancelled. We have not terminated or cancelled the agreement as of November 30, 2009. For the years ended November 30, 2009 and 2008, sales under the CNH label aggregated approximately 8.0% and 5.4% of consolidated sales, respectively.

In our modular building segment we regularly partner with construction companies to provide excavation and other services that are required for project completion.  Over the last two years, we have partnered with Lockard Construction on various projects..  Our sales to Lockard Construction were 1.3% of consolidated sales in 2009 and 16.9% of consolidated sales in 2008. We believe that competitively priced, high quality alternative partners are available should the need arise.

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

We pay royalties for our use of certain manufacturing rights. Under our OEM and royalty agreement with CNH, CNH sold us the license to manufacture, sell and distribute certain plow products designed by CNH and their replacement and component parts.  We pay semi-annual royalty payments based on the invoiced price of each licensed product and service part we sell.

Research and Development Activities

Art’s-Way Manufacturing is continually engaged in research and development activities to improve and enhance our existing products.  We perform research and development activities internally, and the cost of our research and development activities is not borne by our customers.  Our research and development expenses are cyclical; they may be high in one year, but would tend to be lower the next, with an increase in production expenses as our new ideas are manufactured.  Research and development expenses during our 2009 fiscal year accounted for $212,000 of our overall engineering expenses. For more information please see “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Art’s-Way Vessels produces custom tanks and vessels that are manufactured in accordance with specifications provided by our customers. Similarly, Art’s-Way Scientific designs modular buildings in accordance with customer specifications.  Art’s-Way Vessels and Art’s-Way Scientific did not incur any research and development costs in 2009.

Government Relationships and Regulations; Environmental Compliance

Art’s-Way Scientific must design, manufacture and install its modular buildings in accordance with state building codes, and the company has been able to achieve the code standards in all instances.  In addition, we are subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of materials into the environment. During our 2009 fiscal year, we expended $13,177 on environmental compliance, which is consistent with our expenditures in prior years.

Employees

During the fiscal year ended November 30, 2009, we employed 113 employees at Art’s-Way Manufacturing, five of whom were employed on a part-time basis.  For the same period, we had twelve full-time employees at Art’s-Way Vessels.  In addition Art’s-Way Scientific employed 24 employees, one of whom worked on a part-time basis.  Employee levels fluctuate based upon the seasonality of the product line, and the numbers provided above do not necessarily represent our peak employment during our 2009 fiscal year.  See “Item 2. PROPERTIES.”

Item 2.  PROPERTIES.

Our executive offices, production and warehousing facilities are located in Armstrong, Iowa.  These facilities were constructed after 1965 and remain in good condition.  The facilities in Armstrong contain approximately 249,000 square feet of usable space, which includes a 9,200 square foot addition built in fiscal 2009. During fiscal year 2008, we installed approximately 40,100 square feet of raised steel roofing at a cost of $300,000.  We plan to complete the reroofing project over the next several years.  In addition, we own approximately 127 acres of land west of Armstrong, on which the factory and inventory storage space is situated. We currently lease excess land to third parties for farming.

We currently lease a small manufacturing facility on a month-to-month basis in Salem, South Dakota.

We completed construction on a new facility for Art’s-Way Vessels as of February 2008.  The facility is 34,450 square feet, steel-framed, with a crane that runs the length of the building.  A paint booth and a blast booth were installed in the first quarter of 2009. The new facility gives us capacity to hire additional employees and increase production.  We expect that production levels will increase in the future, at which point the size of our new facility will give us a competitive advantage.

We completed construction in November 2007 of our facility in Monona, Iowa, which houses the manufacturing for Art’s-Way Scientific. The previous facility was completely destroyed by fire in January 2007.  The facility was custom-designed to meet our production needs. It has approximately 50,000 square feet and accommodates a sprinkler system and crane.

All of our real property is subject to mortgages granted to West Bank as security for our long-term debt.  See “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Capital Resources and Credit Facilities” for more information.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matter to a vote of our stockholders through the solicitation of proxies or otherwise during the fourth fiscal quarter of 2009.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the NASDAQ Capital Market® under the symbol “ARTW.”  The ranges of high and low sales prices for each quarter, as reported by NASDAQ, are shown below.

	Common Stock High and Low Sales Prices Per Share by Quarter
	Fiscal Year Ended November 30, 2009		Fiscal Year Ended November 30, 2008
	High	Low	High	Low
First Quarter	$5.00	$2.90	$19.875	$7.75
Second Quarter	$6.35	$3.06	$12.50	$8.435
Third Quarter	$6.27	$3.95	$19.52	$9.00
Fourth Quarter	$5.40	$3.42	$13.88	$2.919

Stockholders

We have one class of $0.01 par value common stock.  As of November 30, 2009, we had approximately 103 stockholders of record.  As of February 12, 2010, we have approximately 102 stockholders of record.

Stock Split

On July 9, 2008, we declared a two-for-one stock split.  Each stockholder of record at the close of business on July 23, 2008 received one additional share for every outstanding share held on the record date, and trading began on a split-adjusted basis on July 30, 2008. All granted but unexercised stock options were also adjusted for the stock split.

Dividends

On November 2, 2009, we declared a dividend of $0.06 per share that was paid on November 30, 2009 to stockholders of record as of November 16, 2009.   We expect that the payment of and the amount of any future dividends will depend on our financial condition at that time, and we may have to request permission from our lender to declare dividends in the future.

Unregistered Sales of Equity Securities

During our 2009 fiscal year, we issued the following unregistered equity securities pursuant to stock option exercises by one director under our 2007 Director Stock Option Plan:

Date of Issuance	Number of Shares	Price
5/21/2009	2,000	$3.84
5/21/2009	2,000	$3.88

The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, since the issuances did not involve a public offering, the recipient took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

Equity Compensation Plans

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

Financial Position

We believe that our consolidated balance sheet indicates a strong financial position.  During fiscal year 2009, we reduced our inventories dramatically, which increased our cash available by $3,244,489.  This additional cash available also helped us to reduce our current liabilities by $3.8 million.

The operations of our Art’s-Way Scientific subsidiary require us to include long-term construction contract disclosures to our consolidated balance sheet.  For purposes of our financial statement presentation, we estimate a percentage of revenue earned based on percentage of completion.  The outcome for 2009 is an asset representing our cost and profit in excess of billing, and a liability representing our billings in excess of cost and profit.

As discussed earlier in “Item 2. PROPERTIES,” our Monona, Iowa facility for Art’s-Way Scientific was completely destroyed by fire in January 2007.  We have recently negotiated a final settlement with our insurance company of $909,700, which was received in January 2010.

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

In certain circumstances, upon the customer’s written request, we may recognize revenue when production is complete and the good is ready for shipment. At the buyer’s request, we will bill the buyer upon completing all performance obligations, but before shipment. The buyer dictates that we ship the goods per their direction from our manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that we will segregate the goods from our inventory, such that they are not available to fill other orders. This agreement also specifies that the buyer is required to purchase all goods manufactured under this agreement. Title of the goods will pass to the buyer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the buyer, and the buyer agrees to maintain insurance on the manufactured items that have not yet been shipped.  We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both buyer and seller. The credit terms on this agreement are consistent with the credit terms on all other sales.  All risks of loss are shouldered by the buyer, and there are no exceptions to the buyer’s commitment to accept and pay for these manufactured goods. Revenues recognized at the completion of production in 2009 and 2008 were $2,115,533 and $1,122,037, respectively.

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

Stock Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period.  We estimate the fair value of each stock-based award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate and dividend yield.

Results of Operations

Fiscal Year Ended November 30, 2009 Compared to Fiscal Year Ended November 30, 2008

On a consolidated basis, our sales and gross profit decreased during our 2009 fiscal year.  Our consolidated net sales totaled $26,296,133 for the period ended November 30, 2009, which represents a 17.9% decrease from our consolidated net sales of $32,041,138 in 2008.  Our gross margin decreased by 32.5% between our 2008 and 2009 fiscal years, from $7,962,391 to $5,372,247, respectively.  Our consolidated expenses decreased by 10.2%, from $5,196,131 to $4,663,858. Because the majority of our corporate general and administrative expenses are borne by Art’s-Way Manufacturing, that entity represented $3, 398,405 of our total consolidated operating expenses, while Art’s-Way Vessels and Art’s-Way Scientific represented $436,275 and $829,178 of the total, respectively. Art’s-Way Manufacturing was responsible for $1,633,023 of our consolidated income from operations, while Art’s-Way Scientific and Art’s-Way Vessels had operating losses of $118,856 and $805,778, respectively.

Art’s-Way Manufacturing. Art’s-Way Manufacturing’s sales revenue in our 2009 fiscal year totaled $20,926,385 which represented a 0.6% decrease in revenues from our 2008 total of $21,045,124.  The decrease in sales for Art’s-Way Manufacturing was largely due to unfavorable economic conditions for the majority of fiscal 2009, which kept many farmers from making equipment purchases.   Gross margin for Art’s-Way Manufacturing decreased from 27.0% for 2008 to 24.0% for 2009. This decrease is due to several factors:  During fiscal 2008, rising steel prices affected the gross margins on a large portion of our product lines.  During 2009, we continued to use steel previously purchased at the higher 2008 prices, which affected gross margins during the first portion of the year.  Also, many of our dealers used floor plan financing to purchase products.  This program allows us to receive payment for sales immediately, but we pay interest on these sales for a fixed time period after the sale.  This increased our interest expense for sold goods by $149,000.  We also had higher warranty expenses during 2009.  These problems were due to faulty grab rolls on the 2008 beet harvesters, and problems with paint quality.  We have since purchased a new paint system to produce a better quality paint job.  Also, all grab rolls on 2008 beet harvesters have been replaced.  These factors negatively impacted our gross profit in fiscal 2009.

Art’s-Way Manufacturing also incurred other infrastructure expenses in 2009.  We continue to work on improving our use of our Enterprise Resource Planning system in the inventory transactions area.  We have spent additional time training key staff on the use of this system.  Also, we have increased our cycle counts dramatically, which reduced our labor efficiencies.

Total operating expenses in our 2009 fiscal year were $3,398,405 for Art’s-Way Manufacturing, representing approximately 16.2% of net sales and a 13.2% decrease from the prior year.  These decreases are due to the decrease of the bonus expenses, decreased recruiting efforts, and the reduction of administrative staff.  Finally, total income from operations for Art’s-Way Manufacturing decreased from $1,769,776 in our 2008 fiscal year to $1,633,023, representing a 7.7% decrease for our 2009 fiscal year.

Art’s-Way Vessels. Art’s-Way Vessels experienced a 147.8% increase in net sales for the fiscal year ended November 30, 2009, from $330,643 to $819,239.  Our vessels business suffered significant disruption to both manufacturing and sales due to having to leave a leased facility in October 2007 and move into a newly constructed wholly-owned facility that we believe will best serve our needs for the long term. While we have seen dramatic increases in sales, we anticipate even larger increases in fiscal 2010.  The increased sales volume at Art’s-Way Vessels allowed us to reduce our gross losses from $619,000 in 2008 to $370,000 in 2009. Even with higher sales, our low production levels are not sufficient to absorb our fixed overhead costs; consequently this segment still experiences negative gross margins.

Art’s-Way Scientific. Fiscal 2009 was a difficult year for Art’s-Way Scientific.  The economic downturn during late 2008 and 2009 not only slowed funding for new projects, but also delayed projects that were already planned.  Engineering delays on a project signed in January of 2009 stopped production for nearly 4 months as well.   Net sales decreased to $4,550,509 in 2009 from $10,665,371 in 2008.  Similarly, gross profit decreased to $710,322 from $2,897,873, a 75.5% decrease.  Operating expenses decreased from $840,645 for the fiscal year ended November 30, 2008 to $829,178 for the fiscal year ended November 30, 2009.  Income from operations totaled $2,057,228 for the 2008 fiscal year, as compared to -$118,856 for the year ended November 30, 2009.  Art’s Way Scientific also contributed $909,700 of income under the caption “Other” on the Consolidated Statements of Operations as a result of the gains from insurance proceeds due to the fire in January 2007.

Trends and Uncertainties

We are subject to a number of trends and uncertainties that may affect our short-term or long-term liquidity, sales revenues and operations.  Similar to other farm equipment manufacturers, we are affected by items unique to the farm industry, including fluctuations in farm income resulting from the change in commodity prices, crop damage caused by weather and insects, government farm programs, interest rate fluctuations, and other unpredictable variables. Management believes that our business is dependent on the farming industry for the bulk of our sales revenues.  As such, our business tends to reap the benefits of increases in farm net income, as farmers tend to purchase equipment in lucrative times and forgo purchases in less profitable years.  Direct government payments are declining and costs of agricultural production are increasing; therefore, we anticipate that further increases in the value of production will benefit our business, while any future decreases in the value of production will decrease farm net income and may harm our financial results.

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

The price of steel influences our cost of goods sold for Art’s-Way Manufacturing and Art’s-Way Vessels.  In 2008, we experienced challenges due to a sharp increase in the price of steel, which continued during the first portion of the 2009 fiscal year. We are no longer seeing negative effects due to the price of steel.

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

Liquidity

Fiscal Year Ended November 30, 2009

Sources of liquidity during our 2009 fiscal year were due in large part to our reduction of inventories, and our decrease in outstanding accounts receivable.  See “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Capital Resources and Credit Facilities” for more information.   We had cash provided by operations of $1,547,696 for our 2009 fiscal year, largely due to the decrease in inventories by over $3,200,000.  Our largest use of cash during the year was to reduce accounts payable, which we decreased by nearly $3,000,000.

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

Capital Resources and Credit Facilities

We have a revolving line of credit with West Bank (the “Line of Credit”).  On April 30, 2009, the Line of Credit was renewed in the amount of $4,500,000, which was a $1,000,000 increase over the amounts available on November 30, 2008, and the maturity date was extended through June 30, 2009.  On June 8, 2009, the Line of Credit was increased to $6,000,000 and the maturity date was extended to April 30, 2010. The Line of Credit is renewable annually with advances funding our working capital and letter of credit needs.  The interest rate is West Bank’s prime interest rate, adjusted daily, with a minimum rate of 4.00%.  As of November 30, 2009, the interest rate was the minimum of 4.0%. Monthly interest-only payments are required and the unpaid principal is due on the maturity date.  As of November 30, 2009 and November 30, 2008, we had borrowed $2,438,892 and $2,581,775, respectively, against the Line of Credit.  The available amounts remaining on the Line of Credit were $3,561,108 and $918,225 on November 30, 2009 and November 30, 2008, respectively.  The borrowing base limits advances from the Line of Credit to 60% of accounts receivable less than 90 days, plus 60% of finished goods inventory, plus 50% of raw material inventory and work-in-process inventory, as calculated at each month-end. Our obligations under the Line of Credit are evidenced by a Promissory Note dated June 8, 2009 and certain other ancillary documents.

On June 7, 2007, we obtained a term loan from West Bank in the amount of $4,100,000.  The loan was written to mature on May 1, 2017 and bore fixed interest at 7.25%.  On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate, and payments.  The loan, with a principal amount of $3,457,625 as of November 30, 2009, will now mature on May 1, 2013 and bears fixed interest at 5.75%.  Monthly principal and interest payments in the amount of $42,500 are required, with a final payment of principal and accrued interest in the amount of $2,304,789 due on May 1, 2013.

We obtained two additional loans from West Bank in 2007 for the purpose of financing the construction of our new facilities in Monona, Iowa and Dubuque, Iowa.  On October 9, 2007, we obtained a loan for $1,330,000 that bore fixed interest at 7.0%.  On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate and payments.  The current terms are a maturity date of May 1, 2013 and a fixed interest rate of 5.75%.  Monthly payments of $11,000 are required for principal and interest, with a final payment of accrued interest and principal in the amount of $1,007,294 due on May 1, 2013.  On November 30, 2009, the outstanding principal balance on this loan was $1,230,104.

On November 30, 2007, we obtained a construction loan to finance construction of the Dubuque, Iowa facility.  This loan had an original principal amount of $1,500,000 and bore fixed interest at 7.25%. On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate, and payments.  The current terms are a maturity date of May 1, 2013 and a fixed interest rate of 5.75%.  Payments of $12,550 are due monthly for principal and interest, with a final accrued interest and principal payment in the amount of $1,114,714 due on May 1, 2013.  On November 30, 2009 the outstanding principal balance on this loan was $1,399,751.

Each of our loans from West Bank are governed by a Business Loan Agreement dated June 8, 2009 (the “Business Loan Agreement”), which requires us to comply with certain financial and reporting covenants. We must provide monthly internally prepared financial reports, including accounts receivable aging schedules and borrowing base and compliance certificates, and year-end audited financial statements.  We must maintain a minimum debt service coverage ratio and a maximum debt to tangible net worth ratio of 1.5, and a minimum tangible net worth of $11,500,000, each as measured at our fiscal year-end. Further, we must obtain West Bank’s prior written consent for capital expenditures that exceed $500,000 annually. The loans are secured by a first position on our assets and those of our subsidiaries, including but not limited to, inventories, accounts receivable, machinery, equipment and real estate. We and our subsidiaries were required to execute Agreements to Provide Insurance that set forth the insurance requirements for the collateral.

If we or either of our subsidiaries (as guarantors) commits an event of default under the Business Loan Agreement and fail or are unable to cure that default, West Bank may cease advances and has the option of causing all outstanding indebtedness to become immediately due and payable. Events of default include, without limitation: (i) becoming insolvent or subject to bankruptcy proceedings; (ii) defaulting on any obligations to West Bank; (iii) defaulting on any obligations to third parties that would materially affect the ability to perform obligations owed to West Bank; (iv) suffering a material adverse change in financial condition or the value of any collateral; and (v) making false statements to West Bank.

We were in compliance with all debt covenants as measured on November 30, 2009.

On June 1, 2009, Art’s-Way Scientific, Inc. received funds from two $95,000 promissory notes in connection with an agreement signed August 7, 2007 between Art’s-Way Manufacturing Co., Inc. and the Iowa Department of Economic Development.  The first $95,000 promissory note is a 0% interest loan requiring 60 monthly payments of $1,583.33, with a final payment due July 1, 2014.  The second $95,000 promissory note is a forgivable loan subject to certain contract obligations.  These obligations include maintaining our principal place of business in Iowa, complying with certain tax and insurance requirements, and creating 16 full-time positions and retaining 21 full-time positions in Iowa, which must be maintained for a two-year period. Art’s-Way Manufacturing Co., Inc. has provided a guarantee in connection with these loans to Art’s-Way Scientific, Inc.

The following table represents our working capital and current ratio for the past two fiscal years:

	Fiscal Year Ended
	November 30, 2009	November 30, 2008
Current Assets	$16,726,088	$19,756,362
Current Liabilities	4,843,108	8,642,633
Working Capital	$11,882,980	$11,113,729

Current Ratio	3.45	2.29

Off Balance Sheet Arrangements

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Art's-Way Manufacturing Co., Inc.
Armstrong, Iowa

We have audited the accompanying consolidated balance sheets of Art's-Way Manufacturing Co., Inc. and Subsidiaries as of November 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Art's-Way Manufacturing Co., Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express such an opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Art's-Way Manufacturing Co., Inc. and Subsidiaries as of November 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Minneapolis, Minnesota
February 22, 2010

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Balance Sheets
November 30, 2009 and 2008

	2009	2008
Assets
Current assets:
Cash	$387,218	$103,450
Accounts receivable-customers, net of allowance for doubtful
accounts of $194,185 and $177,434 in 2009 and 2008, respectively	2,347,956	3,251,326
Inventories, net	11,928,234	15,172,723
Deferred taxes	882,000	780,000
Cost and Profit in Excess of Billings	141,778	250,330
Income taxes receivable	-	87,000
Other current assets	1,038,902	111,533
Total current assets	16,726,088	19,756,362
Property, plant, and equipment, net	6,638,661	6,855,042
Covenant not to Compete	180,000	240,000
Goodwill	375,000	375,000
Total assets	$23,919,749	$27,226,404
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to bank	$2,438,892	$2,581,775
Current portion of term debt	473,341	429,689
Accounts payable	439,127	3,425,885
Checks issued in excess of deposits	-	274,043
Customer deposits	249,278	75,980
Billings in Excess of Cost and Profit	28,884	531,736
Accrued expenses	791,381	1,323,525
Income taxes payable	422,205	-
Total current liabilities	4,843,108	8,642,633
Long-term liabilities
Deferred taxes	613,000	490,000
Term debt, excluding current portion	5,796,223	6,083,159
Total liabilities	11,252,331	15,215,792
Stockholders’ equity:
Common stock – $0.01 par value. Authorized 5,000,000 shares;
issued 3,990,352 and 3,986,352 shares in 2009 and 2008	39,904	39,864
Additional paid-in capital	2,219,286	2,085,349
Retained earnings	10,408,228	9,885,399
Total stockholders’ equity	12,667,418	12,010,612
Total liabilities and stockholders’ equity	$23,919,749	$27,226,404

See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Operations
Years ended November 30, 2009 and 2008

	2009	2008
Net sales	$26,296,133	$32,041,138
Cost of goods sold	20,923,886	24,078,747
Gross profit	5,372,247	7,962,391
Expenses:
Engineering	358,132	323,265
Selling	1,629,330	1,735,936
General and administrative	2,676,396	3,136,930
Total expenses	4,663,858	5,196,131
Income from operations	708,389	2,766,260
Other income (expense):
Interest expense	(508,145)	(461,412)
Other	1,014,911	445,802
Total other expense	506,766	(15,610)
Income before income taxes	1,215,155	2,750,649
Income tax	452,905	921,082
Net income	$762,250	$1,829,567
Net income per share:
Basic	0.19	0.46
Diluted	0.19	0.46

See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Cash Flows
Years ended November 30, 2009 and 2008

	2009	2008
Cash flows from operations:
Net income	$762,250	$1,829,567
Adjustments to reconcile net income to
net cash provided by operating activities:
Stock based compensation	118,537	198,452
(Gain) Loss on disposition of property, plant, and equipment	-	(418,269)
Depreciation expense	596,118	534,673
Amortization expense	60,000	60,000
Bad debt expense	134,543	-
Deferred income taxes	21,000	277,557
Changes in assets and liabilities:
Miller Pro acquisition in 2007:
(Increase) decrease in:
Accounts receivable	768,827	(163,545)
Inventories	3,244,489	(6,536,121)
Other current assets	(927,369)	48,465
Income taxes receivable	87,000	(87,000)
Other, net	-	9,771
Increase (decrease) in:
Accounts payable	(2,986,758)	2,056,897
Contracts in progress, net	(394,300)	539,346
Customer deposits	173,298	22,784
Income taxes payable	422,205	(146,905)
Accrued expenses	(532,144)	517
Net cash provided (used) by operating activities	1,547,696	(1,773,811)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(379,737)	(1,892,515)
Proceeds from insurance recoveries	-	666,591
Proceeds from sale of property, plant, and equipment	-	550
Net cash (used in) investing activities	(379,737)	(1,225,374)
Cash flows from financing activities:
Net change in line of credit	(142,883)	2,183,916
Net activity as a result of checks issued in excess of deposits	(274,043)	274,043
Payments of notes payable to bank	(433,284)	(306,836)
Proceeds from term debt	190,000	500,000
Proceeds from the exercise of stock options	15,440	78,492
Dividends paid to stockholders	(239,421)	(239,181)
Net cash provided (used) by financing activities	(884,191)	2,490,434
Net increase/(decrease) in cash	283,768	(508,751)
Cash at beginning of period	103,450	612,201
Cash at end of period	$387,218	$103,450

Supplemental disclosures of cash flow information:
Cash paid/(received) during the period for:
Interest	$512,314	$504,191
Income taxes	95,072	877,380

Supplemental disclosures of noncash investing activities:
Proceeds from insurance recoveries	$-	$666,591
Insurance recoveries receivable	-	-
Gain recognized in previous years	-	(248,872)
Gain on insurance recovery	$-	$417,719

See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Stockholders’ Equity
Years ended November 30, 2009 and 2008

	Common stock		Additional
	Number of		paid-in	Retained
	shares	Par value	capital	earnings	Total
Balance, November 30, 2007	1,984,176	$19,842	$1,828,427	$8,295,013	$10,143,282
Additional shares available due to
two-for-one common stock split	1,984,176	19,842	(19,842)		—
Exercise of stock options	18,000	180	78,312	—	78,492
Stock based compensation	—	—	198,452	—	198,452
Dividends paid, $0.06 per share	—	—	—	(239,181)	(239,181)
Net income	—	—	—	1,829,567	1,829,567
Balance, November 30, 2008	3,986,352	$39,864	$2,085,349	$9,885,399	$12,010,612
Exercise of stock options	4,000	40	15,400	—	15,440
Stock based compensation	—	—	118,537	—	118,537
Dividends paid, $0.06 per share	—	—	—	(239,421)	(239,421)
Net income	—	—	—	762,250	762,250
Balance, November 30, 2009	3,990,352	$39,904	$2,219,286	$10,408,228	$12,667,418

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

(a)	Nature of Business

Art’s-Way Manufacturing Co., Inc. is primarily engaged in the fabrication and sale of metal products in the agricultural sector of the United States economy.  Major product offerings include animal feed processing equipment, hay and forage equipment, sugar beet harvesting equipment, land maintenance equipment and crop shredding equipment.  One part of the Company’s business is supplying hay blowers to original equipment manufacturers (OEMs).  Another part of the Company’s business is after market service parts that are available to keep its branded and OEM produced equipment operating to the satisfaction of the end user of the Company’s products.

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

One of the Company’s customers accounted for approximately 1.3% and 16.9% of consolidated revenues for the years ended November 30, 2009 and November 30, 2008, respectively.

(e)	Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Accounts receivable are written-off when deemed uncollectible.  Recoveries of accounts receivable previously written-off are recorded when received.  Accounts receivable are generally considered past due 60 days past invoice date, with the exception of international sales which primarily are sold with a letter of credit for 120 day terms.

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

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which is five years.  Estimated future amortization of intangible assets is $60,000 in each of the next 3 years.

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

In certain circumstances, upon the customer’s written request, we may recognize revenue when production is complete and the good is ready for shipment.  At the buyer’s request, we will bill the buyer upon completing all performance obligations, but before shipment.  The buyer dictates that we ship the goods per their direction from our manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that we will segregate the goods from our inventory, such that they are not available to fill other orders. This agreement also specifies that the buyer is required to purchase all goods manufactured under this agreement.  Title of the goods will pass to the buyer when the goods are complete and ready for shipment, per the customer agreement.  At the transfer of title, all risks of ownership have passed to the buyer, and the buyer agrees to maintain insurance on the manufactured items that have not yet been shipped.  We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both buyer and seller.  The credit terms on this agreement are consistent with the credit terms on all other sales.  All risks of loss are shouldered by the buyer, and there are no exceptions to the buyer’s commitment to accept and pay for these manufactured goods.   Revenues recognized at the completion of production in 2009 and 2008 were $2,115,533 and $1,122,037, respectively.

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

Research and development costs are expensed when incurred.  Such costs approximated $212,000 and $207,000 for the years ended November 30, 2009 and 2008, respectively.

(l)	Advertising

Advertising costs are expensed when incurred.  Such costs approximated $224,000 and $210,000 for the years ended November 30, 2009 and 2008, respectively.

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

Basic and diluted earnings per common share have been computed based on the following as of November 30, 2009 and 2008:

	2009	2008
Basic:
Numerator, net income	$762,250	$1,829,567
Denominator: Average number
of common shares
Outstanding	3,988,478	3,973,816
Basic earnings per
common share	$0.19	$0.46
Diluted
Numerator, net income	$762,250	$1,829,567
Denominator: Average number
of common shares outstanding	3,988,478	3,973,816

Effect of dilutive stock options	1,879	16,684
	3,990,357	3,990,500
Diluted earnings per
common share	$0.19	$0.46

(n)	Stock Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period.  We estimate the fair value of each stock-based award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate and dividend yield.

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

(p)	Recently Issued Accounting Pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued a statement that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.  The statement does not require any new fair value measurements, but for some entities, the application of the statement will change current practice.  This statement was adopted by the Company without a material impact on the financial statements.

Business Combinations

In December 2007, the FASB issued standards on business combinations, which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed to be recorded as a component of purchase accounting.  These standards apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has not determined the effect that the adoption of these standards will have on the financial results of the Company.

Noncontrolling Interests

In December 2007, the FASB issued a standard which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has not determined the effect that the adoptions of this standard will have on the financial results of the Company.

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued The FASB Accounting Standards Codification (the Codification.)  The Codification is the official single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. We adopted the Codification in the fourth quarter of 2009, which only impacted our disclosures.

(2)	Allowance for Doubtful Accounts

A summary of the Company’s activity in the allowance for doubtful accounts is as follows:

	2009	2008

Balance, beginning	$177,434	$148,636
Provision charged to expense	134,543	37,835
Less amounts charged-off	(117,792)	(9,037)
Balance, ending	$194,185	$177,434

(3)	Inventories

Major classes of inventory are:

	2009	2008
Raw materials	$9,209,873	$10,622,204
Work in process	258,621	825,330
Finished goods	4,060,163	5,667,449
	$13,528,657	$17,114,983
Less: Reserves	(1,600,423)	(1,942,260)
	$11,928,234	$15,172,723

(4)	Contracts in Progress

Amounts included in the consolidated financial statements related to uncompleted contracts are as follows:

	Cost and Profit in Excess of Billings	Billings in Excess of Costs and Profit
November 30, 2009
Costs	$1,479,846	$1,141,949
Estimated earnings	679,661	309,517
	2,159,507	1,451,466
Less: amounts billed	(2,017,729)	(1,480,350)
	$141,778	$(28,884)

November 30, 2008
Costs	$1,718,066	$6,068,582
Estimated earnings	468,486	2,435,550
	2,186,552	8,504,132
Less: amounts billed	(1,936,222)	(9,035,867)
	$250,330	$(531,736)

The amounts billed on these long term contracts are due 30 days from invoice date.  All amounts billed are expected to be collected within the next 12 months.  As of November 30, 2009, no retainages were receivable.

(5)	Property, Plant, and Equipment

Major classes of property, plant, and equipment are:

	2009	2008
Land	$455,262	$455,262
Buildings and improvements	6,893,473	6,721,957
Construction in Progress	12,491	169,559
Manufacturing machinery and equipment	10,471,800	10,162,377
Trucks and automobiles	278,530	231,331
Furniture and fixtures	116,649	107,982
	18,228,205	17,848,468
Less accumulated depreciation	(11,589,544)	(10,993,426)
Property, plant and equipment	$6,638,661	$6,855,042

Depreciation expense totaled $596,118 and $534,673 for the fiscal years ended November 30, 2009 and 2008, respectively.

(6)	Accrued Expenses

Major components of accrued expenses are:

	2009	2008
Salaries, wages, and commissions	$425,133	$780,293
Accrued warranty expense	96,370	327,413
Other	269,878	215,819
	$791,381	$1,323,525

(7)	Product Warranty

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

Changes in the Company’s product warranty liability for the years ended November 30, 2009 and 2008 are as follows:

	2009	2008

Balance, beginning	$327,413	$262,665
Settlements made in cash or in-kind	(487,123)	(275,158)
Warranties issued	256,080	339,906
Balance, ending	$96,370	$327,413

(8)	Loan and Credit Agreements

The Company has a revolving line of credit with West Bank (the “Line of Credit”).  On April 30, 2009, the Line of Credit was renewed in the amount of $4,500,000, which was a $1,000,000 increase over the amounts available on November 30, 2008, and the maturity date was extended through June 30, 2009.  On June 8, 2009, the Line of Credit was increased to $6,000,000 and the maturity date was extended to April 30, 2010. The Line of Credit is renewable annually with advances funding the Company’s working capital and letter of credit needs.  The interest rate is West Bank’s prime interest rate, adjusted daily, with a minimum rate of 4.00%.  As of November 30, 2009, the interest rate was the minimum of 4.0%. Monthly interest-only payments are required and the unpaid principal is due on the maturity date.  As of November 30, 2009 and November 30, 2008, the Company had borrowed $2,438,892 and $2,581,775, respectively, against the Line of Credit.  The available amounts remaining on the Line of Credit were $3,561,108 and $918,225 on November 30, 2009 and November 30, 2008, respectively.  The borrowing base limits advances from the Line of Credit to 60% of accounts receivable less than 90 days, plus 60% of finished goods inventory, plus 50% of raw material inventory and work-in-process inventory, as calculated at each month-end.  The Company’s obligations under the Line of Credit are evidenced by a Promissory Note dated June 8, 2009 and certain other ancillary documents.

On June 7, 2007, the Company obtained a term loan from West Bank in the amount of $4,100,000.  The loan was written to mature on May 1, 2017 and bore fixed interest at 7.25%.  On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate, and payments.  The loan, with a principal amount of $3,457,625 as of November 30, 2009, will now mature on May 1, 2013 and bears fixed interest at 5.75%.  Monthly principal and interest payments in the amount of $42,500 are required, with a final payment of principal and accrued interest in the amount of $2,304,789 due on May 1, 2013.

The Company obtained two additional loans from West Bank in 2007 for the purpose of financing the construction of the Company’s new facilities in Monona and Dubuque.  On October 9, 2007, the Company obtained a loan for $1,330,000 that bore fixed interest at 7.0%.  On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate and payments.  The current terms are a maturity date of May 1, 2013 and a fixed interest rate of 5.75%.  Monthly payments of $11,000 are required for principal and interest, with a final payment of accrued interest and principal in the amount of $1,007,294 due on May 1, 2013.  On November 30, 2009, the outstanding principal balance on this loan was $1,230,104.

On November 30, 2007, the Company obtained a construction loan to finance construction of the Dubuque, Iowa facility.  This loan had an original principal amount of $1,500,000 and bore fixed interest at 7.25%. On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate, and payments.  The current terms are a maturity date of May 1, 2013 and a fixed interest rate of 5.75%.  Payments of $12,550 are due monthly for principal and interest, with a final accrued interest and principal payment in the amount of $1,114,714 due on May 1, 2013.  On November 30, 2009 the outstanding principal balance on this loan was $1,399,751.

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

The Company was in compliance with all debt covenants as measured on November 30, 2009.

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

A summary of the Company’s term debt is as follows:

	2009	2008

West Bank loan payable in monthly installments of $42,500 including interest at 5.75%, due May 1, 2013	$3,457,625	$3,757,213

West Bank loan payable in monthly installments of $11,000 including interest at 5.75%, due May 1, 2013	1,230,104	1,288,758

West Bank loan payable in monthly installments of $12,550 including interest at 5.75%, due May 1, 2013	1,399,751	1,466,878

IDED loan payable in monthly installments of $1,583.33 including interest at 0%, due July 1, 2014	87,084	0

IDED loan payable in monthly installments of $0 including interest at 0%, due July 1, 2014	95,000	0

Total term debt	6,269,564	6,512,849
Less current portion of term debt	(473,341)	(429,689)
Term debt, excluding current portion	$5,796,223	$6,083,159

A summary of the minimum maturities of term debt follows for the years ending November 30:

Year:	Amount
2010	$473,341
2011	499,201
2012	527,613
2013	4,663,326
2014	106,083
$6,269,564

(9)	Employee Benefit Plans

The Company sponsors a defined contribution 401(k) savings plan which covers substantially all full-time employees who meet eligibility requirements.  Participating employees may contribute as salary reductions any amount of their compensation up to the limit prescribed by the Internal Revenue Code.  The Company began making 25% matching contributions to employees contributing a minimum of 4% of their compensation, up to 1% of eligible compensation starting June 2005.  The Company recognized an expense of $23,886 and $32,348 related to this plan during the years ended November 30, 2009 and 2008, respectively.

(10)	Stock Option Plan

On November 30, 2009, the Company has two stock options plans, which are described below.  The compensation cost that has been charged against income for those plans was $170,009 and $280,710 for 2009 and 2008, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $51,472 and $82,258 for 2009 and 2008, respectively.  No compensation cost was capitalized as part of inventory or fixed assets.

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

A summary of activity under the plans as of November 30, 2009, and changes during the year then ended as follows:

	2009	2008
Expected Volatility	71.90%	57.61% to 78.53%
Expected Dividend Yield	0.825%	0.001% to 0.780%
Expected Term (in years)	2	2
Risk-free Rate	4.25%	4.25%

2009 Option Activity

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at beginning of period	126,000	$9.88
Granted	14,000	$3.88
Exercised	(4,000)	$3.86		$0
Options Expired or Forfeited	(0)	$0.00
Options outstanding at end of period	136,000	$9.44	6.79	$0
Options exercisable at end of period	128,500	$9.75	7.80	$0

2008 Option Activity
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at beginning of period	54,000	$7.60
Granted	92,000	$10.16
Exercised	(18,000)	$4.07		$0
Options Expired or Forfeited	(2,000)	$13.38
Options outstanding at end of period	126,000	$9.88	8.36	$0
Options exercisable at end of period	78,500	$10.71	7.76	$0

The weighted-average grant-date fair value of options granted during the year 2009 and 2008 was $3.88 and $4.07, respectively.

A summary of the status of the Company’s nonvested shares as of November 30, 2009, and changes during the year ended November 30, 2009, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant- Date Fair Value
Nonvested at beginning of period	47,500	$3.20
Granted	14,000	$3.88
Vested	(54,000)	$3.26
Forfeited	0	0
Nonvested at end of period	7,500	$1.78

As of November 30, 2009, there was $13,356 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the plans.  That cost is expected to be recognized during the next year.  The total fair value of shares vested during the years ended November 30, 2009 and 2008 was $118,537 and $198,452, respectively.

The cash received from the exercise of options during fiscal year 2009 was $15,440.

(11)	Income Taxes

Total income tax expense (benefit) for the years ended November 30, 2009 and 2008 consists of the following:

	November 30
	2009	2008
Current expense	$431,905	$643,525
Deferred expense	21,000	277,557
	$452,905	$921,082

The reconciliation of the statutory Federal income tax rate and the effective tax rate are as follows:

	November 30
	2009	2008
Statutory federal income tax rate	34.0%	34.0%
Other	3.2	(0.5)
	37.2%	33.5%

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at November 30, 2009 and 2008 are presented below:

	November 30
	2009	2008
Current deferred tax assets:
Accrued expenses	$72,000	$242,000
Inventory capitalization	148,000	148,000
Asset reserves	662,000	390,000
Total current deferred tax assets	$882,000	$780,000

Non-current deferred tax assets (liabilities):
Property, plant, and equipment	$(613,000)	$(490,000)
Total non-current deferred tax assets (liabilities)	$(613,000)	$(490,000)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company files income tax returns in the U.S. federal jurisdiction and various states.  The company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years ended before November 30, 2006.

The Company shall classify interest and penalties to be paid on an underpayment of taxes as income tax expense.  For the years ended November 30, 2009 and 2008 no interest or penalty amounts have been recognized in the consolidated statements of operations or the consolidated balance sheets.

(12)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.  At November 30, 2009 and 2008, the carrying amount approximates fair value for cash, accounts receivable, accounts payable, notes payable to bank, term debt, and other current and long-term liabilities.  The carrying amounts approximate fair value because of the short maturity of these instruments.  The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

(13)	Litigation and Contingencies

Various legal actions and claims that arise in the normal course of business are pending against the Company. In the opinion of management adequate provisions have been made in the accompanying financial statements for all pending legal actions and other claims.

(14)	Segment Information

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

Approximate financial information with respect to the reportable segments is as follows.

	Twelve Months Ended November 30, 2009
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$20,926,000	$819,000	$4,551,000	$26,296,000
Income from operations	1,633,000	(806,000)	(119,000)	708,000
Income before tax	1,490,000	(987,000)	712,000	1,215,000
Total Assets	16,654,000	2,904,000	4,362,000	23,920,000
Capital expenditures	312,000	57,000	11,000	380,000
Depreciation & Amortization	460,000	98,000	98,000	656,000

	Twelve Months Ended November 30, 2008
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$21,045,000	$331,000	$10,665,000	$32,041,000
Income from operations	1,770,000	(1,061,000)	2,057,000	2,766,000
Income before tax	1,585,000	(1,216,000)	2,382,000	2,751,000
Total Assets	20,764,000	2,734,000	3,728,000	27,226,000
Capital expenditures	680,000	1,036,000	177,000	1,893,000
Depreciation & Amortization	453,000	54,000	88,000	595,000

(15)  Subsequent Events

In preparing the financial statements, management has evaluated subsequent events through February 22, 2010.  On January 19, 2010, we purchased a manure spreader product line, related inventory, and other assets of Roda, Inc. for approximately $1,189,000.  The manure spreader product line will be integrated into the Armstrong, Iowa manufacturing plant.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of November 30, 2009.

 A material weakness (as defined in SEC Rule 12b-2) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weakness in internal control over financial reporting as of November 30, 2009:

Inventory Accounting – Management has concluded that in our Armstrong, Iowa facility we had a significant number of variances between the actual quantities on hand for various items as compared to the quantities recorded in the accounting systems before the year-end physical inventory count.  The Company’s key internal control over the recording of accurate inventory quantities is its cycle count process, which did not identify these variances.  While management has made significant changes to these procedures during the last fiscal year, these changes were only partially effective in remediating this weakness.   Additionally, management’s process for evaluating and testing this control in conjunction with its assessment of internal controls over financial reporting has yet to remedy this weakness; therefore we will continue to remain closely involved with this issue.

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

Limitations on Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes to Internal Control Over Financial Reporting

We are undertaking efforts to remediate the material weakness identified above. During fiscal 2009, we implemented additional inventory control procedures.  These procedural changes include additional and more comprehensive training of key staff members, additional analysis and assessment, and factory layout enhancements. We will continue to evaluate the effectiveness of these controls.

Item 9B.  OTHER INFORMATION

On January 19, 2010, we purchased a manure spreader product line, related inventory, and other assets of Roda, Inc. for approximately $1,189,000.  The manure spreader product line will be integrated into the Armstrong, Iowa manufacturing plant.   The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Roda Agreement, a copy of which is attached hereto as Exhibit 10.32 and is incorporated herein by reference.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to the sections entitled “Election of Directors,” “Compliance with Section 16(a) of the Exchange Act,” and “Corporate Governance” in our definitive proxy statement relating to our 2010 Annual Meeting of Stockholders.

Item 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the section entitled “Executive Compensation” in our definitive proxy statement relating to our 2010 Annual Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to the section entitled “Principal Stockholders and Management Shareholdings” and “Equity Compensation Plan Information” in our definitive proxy statement relating to our 2010 Annual Meeting of Stockholders.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

  The information required by Item 13 is incorporated by reference to the sections entitled “Corporate Governance” and “Certain Transactions and Business Relationships” in our definitive proxy statement relating to our 2010 Annual Meeting of Stockholders.

Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the section entitled “Independent Registered Public Accounting Firm” in our definitive proxy statement relating to our 2010 Annual Meeting of Stockholders.

PART IV

Item 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Eide Bailly, LLP on Consolidated Financial Statements and Financial Statement Schedule as of November 30, 2009 and 2008

Consolidated Balance Sheets as of November 30, 2009 and 2008

Consolidated Statements of Operations for each of the two years in the period ended November 30, 2009

Consolidated Statements of Stockholders’ Equity for each of the two years in the period ended November 30, 2009

Consolidated Statements of Cash Flows for each of the two years in the period ended November 30, 2009

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

ART’S-WAY MANUFACTURING CO., INC.

Date:	02/22/2010	/s/ Carrie L. Majeski
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

Date: 2/22/2010	/s/ Carrie L. Majeski
Carrie L. Majeski President, Chief Executive Officer and Principal Financial Officer

Date: 2/22/2010	/s/ Amber J. Murra, CPA
Amber J. Murra, CPA Director of Finance, Principal Accounting Officer

Date: 2/22/2010	/s/ J. Ward McConnell, Jr.,
J. Ward McConnell, Jr., Executive Chairman, Director

Date: 2/22/2010	/s / David R. Castle
David R. Castle, Director

Date: 2/22/2010	/s/ Fred W. Krahmer
Fred W. Krahmer, Director

Date: 2/22/2010	/s/ James Lynch
James Lynch, Director

Date: 2/22/2010	/s/ Douglas McClellan
Douglas McClellan, Director

Date: 2/22/2010	/s/ Marc H. McConnell
Marc H. McConnell, Executive Vice Chairman, Director

Date: 2/22/2010	/s/ Thomas E. Buffamante
Thomas E. Buffamante, Director

Exhibit Index
Art’s-Way Manufacturing Co., Inc.
Form 10-K
For Fiscal Year Ended November 30, 2009

Exhibit No.	Description
3.1	Articles of Incorporation of Art’s-Way Manufacturing Co., Inc.– incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008
3.2	Bylaws of Art’s-Way Manufacturing Co., Inc.– incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008
3.3	Amendments to Bylaws of Art’s-Way Manufacturing Co., Inc. – incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004
10.1*	Art’s-Way Manufacturing Co., Inc. 2001 Director Stock Option Plan – incorporated by reference to Exhibit 10.3.1 of the Company’s Annual Report on Form 10-K for the year ended November 30, 2002
10.2*	Art’s-Way Manufacturing Co., Inc. 2007 Non-Employee Directors Stock Option Plan – incorporated by reference as Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended February 28, 2007
10.3*	Art’s-Way Manufacturing Co., Inc. 2007 Employee Stock Option Plan – filed herewith
10.4*
Form of Non-Qualified Option Agreement under 2007 Non-Employee Directors’ Stock Option Plan and 2007 Employee Stock Option Plan – incorporated by reference to Exhibit 10.30 of the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2009

10.5*
Summary of Compensation Arrangements with Directors for 2008 fiscal year – incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008

10.6*
Summary of Compensation Arrangements with Executive Officer for 2008 fiscal year – incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008

10.7*	Summary of Compensation Arrangements with Directors for 2009 fiscal year – filed herewith
10.8*	Summary of Compensation Arrangements with Executive Officer for 2009 fiscal year – filed herewith
10.9	Promissory Note to West Bank dated December 16, 2008 – incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008
10.10	Commitment Letter from West Bank dated April 8, 2008 – incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008
10.11
Commercial Security Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank dated April 25, 2003 – incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008

10.12
Commercial Security Agreement between Art’s-Way Scientific Inc. and West Bank dated April 20, 2007 – incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008

10.13
Commercial Security Agreement between Art’s-Way Vessels, Inc. and West Bank dated December 16, 2008 – incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008

10.14
Form of Agreement to Provide Insurance for loan dated December 16, 2008 – incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008

10.15
Real Estate Mortgage to West Bank dated April 23, 2003 for property located in Armstrong, Iowa – incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008

10.16
Real Estate Mortgage to West Bank dated October 9, 2007 for property located in Monona, Iowa – incorporated by reference to Exhibit 10.141 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008

10.17
Real Estate Mortgage to West Bank dated November 30, 2007 for property located in Dubuque, Iowa – incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008

10.18
Change in Terms Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank dated May 1, 2008 for Loan No. 1260080536 – incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008

10.19
Business Loan Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank dated May 1, 2008 for Loan No. 1260080536 – incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008

10.20
Change in Terms Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank dated May 1, 2008 for Loan No. 81290 – incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008

10.21
Business Loan Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank dated May 1, 2008 for Loan No. 81290 – incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008

10.22
Change in Terms Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank dated May 1, 2008 for Loan No. 81289 – incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008

10.23
Business Loan Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank dated May 1, 2008 for Loan No. 81289 – incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008

10.24	Letter Agreement from West Bank dated January 20, 2009 – incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008
10.25
Promissory Note from Art’s-Way Manufacturing Co., Inc. to West Bank dated April 30, 2009 –  incorporated by reference to Exhibit 10.23 of the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2009

10.26	Letter Agreement from West Bank dated May 21, 2009 – incorporated by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2009
10.27
Business Loan Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank dated June 8, 2009 – incorporated by reference to Exhibit 10.25 of the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2009

10.28
Promissory Note from Art’s-Way Manufacturing Co., Inc. to West Bank dated June 8, 2009 –  incorporated by reference to Exhibit 10.26 of the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2009

10.29
Art’s-Way Manufacturing Co., Inc. Agreement to Provide Insurance for loan dated June 8, 2009 – incorporated by reference to Exhibit 10.27 of the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2009

10.30	Art’s-Way Vessels, Inc. Agreement to Provide Insurance for loan dated June 8, 2009 – incorporated by reference to Exhibit 10.28 of the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2009
10.31
Art’s-Way Scientific, Inc. Agreement to Provide Insurance for loan dated June 8, 2009 –  incorporated by reference to Exhibit 10.29 of the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2009

10.32
Asset Purchase Agreement between Art’s-Way Manufacturing Co., Inc. and Roda, Inc. dated January 19, 2010 – filed herewith. Pursuant to item 601(b)(2) of Regulation S-K, and subject to claims of confidentiality pursuant to Rule 24B-2 under the Securities Exchange Act of 1934, upon the request of the Commission, the Registrant undertakes to furnish supplementally to the Commission a copy of any schedule or exhibit to the Asset Purchase Agreement as follows:

Exhibit A                                          Description of Product Line
Schedule 1.1(a)                                List of Equipment
Schedule 1.1(b)                                Inventory
Schedule 1.1(c)                                Show Contracts
Schedule 1.1(d)                                Distributor Contracts
Schedule 3.3                                    Asset Allocation Statement

21.1	List of Subsidiaries: Art’s-Way Scientific, Inc. (Iowa corporation); Art’s Way Vessels, Inc. (Iowa corporation)
23.1	Consent of independent registered public accounting firm – filed herewith
24.1	Power of Attorney (included on the “Signatures” page of this report on Form 10-K)
31.1	Certificate pursuant to 17 CFR 240 13(a)-14(a) – filed herewith
32.1	Certificate pursuant to 18 U.S.C. Section 1350 – filed herewith

(*)	Indicates a management contract or compensatory plan or arrangement.

CORPORATE INFORMATION

DIRECTORS

J. Ward McConnell, Jr. Executive Chairman of the Board of Directors Private Investor	Fred W. Krahmer President of Krahmer & Nielsen, PA Vice Chair, Profinium Financial, Inc.

David R. Castle Chairman of the Audit Committee Chairman of Compensation & Stock Option Committee	James Lynch President of Rydell Enterprises, LLC Secretary of Rydell Development, LLC President of San Fernando Valley Automotive Group, LLC

Thomas E. Buffamante Director of Buffamante Whipple Buttafaro, P.C	Douglas McClellan President of Filtration Unlimited

Marc H. McConnell
Executive Vice Chairman of the Board of Directors
President of Babcock Co., Inc.
President of Bauer Corporation
President of Adamson Global Technology Corporation
Director of Mountain Aircraft Services, Inc.
Director of Farm Equipment Manufacturers Association
President of American Ladder Institute

OFFICERS

Carrie L. Majeski
President, Chief Executive Officer and Principal Financial Officer

Amber J. Murra, CPA
Director of Finance

ART’S-WAY MANUFACTURING

Kent C. Kollasch Manager of Information Service	Donald R. Leach Manager of Purchasing

Gene L. Tonne Director of Manufacturing	Thomas W. Spisak Manager of Engineering

Roger Murdock Director of Sales and Marketing

ART’S-WAY VESSELS

Patrick M. O’Neill
General Manager

ART’S-WAY SCIENTIFIC

Dan Palmer Sales Manager	John Fuelling Production Manager

1

CORPORATE INFORMATION

Principal Office 5556 Highway 9 West P.O. Box 288 Armstrong, Iowa 50514-0288	Transfer Agent American Stock Transfer & Trust Company New York, New York

Registered Office The Corporation Trust Co. 1209 Orange Street Wilmington, Delaware	Stock Information Carrie L. Majeski (712) 864-3131

Auditors Eide Bailly, LLP Minneapolis, Minnesota	Trading Information NASDAQ Capital Market NASDAQ symbol: ARTW

2