Form 10-Q
period 2010-02-28
ARTS WAY MANUFACTURING CO INC
filed 2010-04-12
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2010
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

Number of common shares outstanding as of March 25, 2010: 3,990,352

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Balance Sheets

	(Unaudited)
	February	November
	2010	2009
Assets
Current assets:
Cash	$118,733	$387,218
Accounts receivable-customers, net of allowance for doubtful accounts of $207,143 and $185,746 in 2010 and 2009, respectively	3,423,705	2,347,956
Inventories, net	13,168,136	11,928,234
Deferred taxes	847,000	882,000
Cost and Profit in Excess of Billings	6,936	141,778
Other current assets	282,802	1,038,902
Total current assets	17,847,312	16,726,088
Property, plant, and equipment, net	6,730,250	6,638,661
Covenant not to Compete	165,000	180,000
Goodwill	375,000	375,000
Total assets	$25,117,562	$23,919,749
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to bank	$73,000	$2,438,892
Current portion of term debt	480,016	473,341
Accounts payable	546,923	439,127
Customer deposits	3,893,361	249,278
Billings in Excess of Cost and Profit	174,206	28,884
Accrued expenses	872,419	791,381
Income taxes payable	86,350	422,205
Total current liabilities	6,126,275	4,843,108
Long-term liabilities
Deferred taxes	613,000	613,000
Term debt, excluding current portion	5,674,603	5,796,223
Total liabilities	12,413,878	11,252,331
Stockholders’ equity:
Common stock – $0.01 par value. Authorized 5,000,000 shares; issued 3,990,352 and 3,990,352 shares in 2010 and 2009	39,904	39,904
Additional paid-in capital	2,221,127	2,219,286
Retained earnings	10,442,653	10,408,228
Total stockholders’ equity	12,703,684	12,667,418
Total liabilities and stockholders’ equity	$25,117,562	$23,919,749
See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Operations
Condensed

	Three Months Ended
	February 28,	February 28,
	2010	2009
Net sales	$5,579,841	$6,690,866
Cost of goods sold	4,254,130	5,374,586
Gross profit	1,325,711	1,316,280
Expenses:
Engineering	96,895	88,952
Selling	447,759	420,132
General and administrative	657,630	709,559
Total expenses	1,202,284	1,218,643
Income from operations	123,427	97,637
Other income (expense):
Interest expense	(92,180)	(126,162)
Other	17,856	34,064
Total other income	(74,324)	(92,098)
Income before income taxes	49,103	5,539
Income tax expense	14,678	1,944
Net income	$34,425	$3,595
Net income per share:
Basic	0.01	0.00
Diluted	0.01	0.00

See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Cash Flows
Condensed

	Year To Date
	February	February
	2010	2009
Cash flows from operations:
Net income (loss)	$34,425	$3,595
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Stock based compensation	1,840	25,915
Depreciation expense	155,110	143,166
Amortization expense	15,000	15,000
Deferred income taxes	35,000	30,000
Changes in assets and liabilities, net of Roda acquisition in 2010:
(Increase) decrease in:
Accounts receivable	(1,075,749)	308,762
Inventories	(60,901)	213,881
Other current assets	756,100	(164,564)
Increase (decrease) in:
Accounts payable	107,797	(1,435,499)
Contracts in progress, net	280,164	(350,696)
Customer deposits	3,644,083	1,260,540
Income taxes payable	(335,855)	(59,006)
Accrued expenses	81,038	(153,906)
Net cash provided by (used in) operating activities	3,638,052	(162,812)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(246,699)	(227,975)
Purchase of assets of Roda	(1,179,001)	-
Net cash (used in) investing activities	(1,425,700)	(227,975)
Cash flows from financing activities:
Net change in line of credit	(2,365,892)	881,996
Net activity as a result of checks issued in excess of deposits	-	(274,043)
Payments of notes payable to bank	(114,945)	(104,021)
Net cash provided by (used in) financing activities	(2,480,837)	503,932
Net increase in cash	(268,485)	113,145
Cash at beginning of period	387,218	103,450
Cash at end of period	$118,733	$216,595

Supplemental disclosures of cash flow information:
Cash paid/(received) during the period for:
Interest	$93,115	$117,793
Income taxes	315,063	30,950

Supplemental schedule of investing activities:
Roda acquisition:
Inventories	$1,179,001	$-
Cash paid	$1,179,001	$-

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Description of the Company

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

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009. The results of operations for the three- months ended  February 28, 2010 are not necessarily indicative of the results for the fiscal year ending November 30, 2010.

(3)	Income Per Share

Basic net income per common share has been computed on the basis of the weighted average number of common shares outstanding. Diluted net income per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.

Basic and diluted earnings per common share have been computed based on the following as of February 28, 2010 and February 28, 2009:

	For the three months ended
	February 28, 2010	February 28, 2009
Basic:
Numerator, net income	$34,425	$3,595
Denominator: Average number Of common shares Outstanding	3,990,352	3,986,352
Basic earnings per common share	$0.01	$0.00
Diluted
Numerator, net income	$34,425	$3,595
Denominator: Average number Of common shares outstanding	3,990,352	3,986,352

Effect of dilutive stock options	1,548	0.00
	3,991,900	3,986,352
Diluted earnings per common share	$0.01	$0.00

(4)	Inventory

Major classes of inventory are:

	February 28, 2010	November 30, 2009

Raw materials	$10,066,608	$9,209,873
Work in process	173,899	258,621
Finished goods	4,605,982	4,060,163
	$14,846,489	$13,528,657
Less: Reserves	(1,678,353)	(1,600,423)
	$13,168,136	$11,928,234

(5)	Accrued Expenses

Major components of accrued expenses are:

	February 28, 2010	November 30, 2009

Salaries, wages, and commissions	$522,616	$425,133
Accrued warranty expense	116,369	96,370
Other	233,434	269,878
	$872,419	$791,381

(6)	Product Warranty

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

Changes in the Company’s product warranty liability for the three- months ended February 28, 2010 and February 28, 2009 are as follows:

	For the three months ended
	February 28, 2010	February 28, 2009

Balance, beginning	$96,370	$327,413
Settlements made in cash or in-kind	(90,322)	(87,099)
Warranties accrued	110,321	94,441
Balance, ending	$116,369	$334,755

(7)	Loan and Credit Agreements

The Company has a revolving line of credit with West Bank (the “Line of Credit”). On April 30, 2009, the Line of Credit was renewed in the amount of $4,500,000, which was a $1,000,000 increase over the amounts available on November 30, 2008, and the maturity date was extended through June 30, 2009. On June 8, 2009, the Line of Credit was increased to $6,000,000 and the maturity date was extended to April 30, 2010. The Line of Credit is renewable annually with advances funding the Company’s working capital and letter of credit needs. The interest rate is West Bank’s prime interest rate, adjusted daily, with a minimum rate of 4.00%. As of February 28, 2010, the interest rate was the minimum of 4.0%. Monthly interest-only payments are required and the unpaid principal is due on the maturity date. As of February 28, 2010 and November 30, 2009, the Company had borrowed $73,000 and $2,438,892, respectively, against the Line of Credit. The available amounts remaining on the Line of Credit were $5,927,000 and $3,561,108 on February 28, 2010 and November 30, 2009, respectively. The borrowing base limits advances from the Line of Credit to 60% of accounts receivable less than 90 days, plus 60% of finished goods inventory, plus 50% of raw material inventory and work-in-process inventory, as calculated at each month-end. The Company’s obligations under the Line of Credit are evidenced by a Promissory Note dated June 8, 2009 and certain other ancillary documents.

On June 7, 2007, the Company obtained a term loan from West Bank in the amount of $4,100,000. The loan was written to mature on May 1, 2017 and bore fixed interest at 7.25%. On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate, and payments. The loan, with a principal amount of $3,380,011 as of February 28, 2010, will now mature on May 1, 2013 and bears fixed interest at 5.75%. Monthly principal and interest payments in the amount of $42,500 are required, with a final payment of principal and accrued interest in the amount of $2,304,789 due on May 1, 2013.

The Company obtained two additional loans from West Bank in 2007 for the purpose of financing the construction of the Company’s new facilities in Monona and Dubuque. On October 9, 2007, the Company obtained a loan for $1,330,000 that bore fixed interest at 7.0%. On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate and payments. The current terms are a maturity date of May 1, 2013 and a fixed interest rate of 5.75%. Monthly payments of $11,000 are required for principal and interest, with a final payment of accrued interest and principal in the amount of $1,007,294 due on May 1, 2013. On February 28, 2010, the outstanding principal balance on this loan was  $1,214,912.

On November 30, 2007, the Company obtained a construction loan to finance construction of the Dubuque, Iowa facility. This loan had an original principal amount of $1,500,000 and bore fixed interest at 7.25%. On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate, and payments. The current terms are a maturity date of May 1, 2013 and a fixed interest rate of 5.75%. Payments of $12,550 are due monthly for principal and interest, with a final accrued interest and principal payment in the amount of $1,114,714 due on May 1, 2013. On February 28, 2010 the outstanding principal balance on this loan was  $1,382,364.

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

A summary of the Company’s term debt is as follows:

	2010	2009

West Bank loan payable in monthly installments of $42,500 including interest at 5.75%, due May 1, 2013	$3,380,010	$3,457,625

West Bank loan payable in monthly installments of $11,000 including interest at 5.75%, due May 1, 2013	1,214,912	1,230,104

West Bank loan payable in monthly installments of $12,550 including interest at 5.75%, due May 1, 2013	1,382,364	1,399,751

IDED loan payable in monthly installments of $1,583.33 including interest at 0%, due July 1, 2014.	82,333	87,084

IDED loan payable in monthly installments of $0 including interest at 0%, due July 1, 2014	95,000	95,000

Total term debt	6,154,619	6,269,564
Less current portion of term debt	480,016	473,341
Term debt, excluding current portion	$5,674,603	$5,796,223

(8)	Recently Issued Accounting Pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued a statement that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. The statement does not require any new fair value measurements, but for some entities, the application of the statement will change current practice. This statement was adopted by the Company without a material impact on the financial statements. In January 2010, the FASB issued and update to amend existing disclosure requirements. The update requires new disclosures for significant transfers between Levels 1 and 2 in the fair value hierarchy and separate disclosures for purchases, sales, issuances, and settlements in the reconciliation of activity for Level 3 fair value measurements. This update also clarifies the existing fair value disclosures regarding the level of disaggregation and the valuation techniques and inputs used to measure fair value. The update is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures on purchases, sales, issuances, and settlements in the roll forward of activity for Level 3 fair value measurements. Those disclosures are effective for interim and annual periods beginning after December 15, 2010. The Company does not expect the adoption of this update to have a material impact on the financial results of the Company.

Business Combinations

In December 2007, the FASB issued standards on business combinations, which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed to be recorded as a component of purchase accounting. These standards apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has adopted the standards with no material impact on the financial results of the Company.

Noncontrolling Interests

In December 2007, the FASB issued a standard which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has adopted the standard with no material impact on the financial results of the Company.

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued The FASB Accounting Standards Codification (the Codification). The Codification is the official single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. We adopted the Codification in the fourth quarter of 2009, which only impacted our disclosures.

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

(10)	2010 Acquisition

Effective January 19th, 2010, the company acquired certain assets related to the manure spreader product line of Roda Mfg., Inc.  The acquisition-date fair value of the total consideration transferred was approximately $1,189,900.   The Company expects the allocation of the purchase price to be finalized within one year of the acquisition date.  Roda Mfg., Inc. typically sold products directly to end users and had minimal dealers.  These sales were concentrated to areas near Hull, Iowa, where Roda had their manufacturing facilities.  We anticipate increased sales due to our larger dealer network.  The operating results of the acquired business are reflected in the Company’s consolidated statement of operations from the acquisition date forward.  The amount of revenue attributable to the Roda Mfg. product line since the acquisition date was $50,362 for the period ended February 28, 2010.  The amount of revenue for the combined entity as of February 28, 2010 was $5,579,841, compared with $6,690,866 as of February 28, 2009.  These amounts represent revenue from this product line as the amounts of expenses are not separately identifiable as the production and related accounting are integrated. Prior information is not available for the product line.  The acquisition was made to continue the Company’s growth strategy and diversify its product offerings inside the agricultural industry.  The purchase price was determined based on an arms-length negotiated value.  The transaction is being accounted for under the acquisition method of accounting, with the purchase price allocated to the individual assets acquired.

(11)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.  At February 28, 2010 and November 30, 2009, the carrying amount approximates fair value for cash, accounts receivable, accounts payable, notes payable to bank, term debt, and other current and long-term liabilities.  The carrying amounts approximate fair value because of the short maturity of these instruments.  The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

(12)	Segment Information

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

Approximate financial information with respect to the reportable segments is as follows.

Three Months Ended February 28, 2010
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$3,596,000	$263,000	$1,721,000	$5,580,000
Income from operations	78,000	(187,000)	232,000	123,000
Income before tax	81,000	(245,000)	213,000	49,000
Total Assets	18,406,000	2,925,000	3,787,000	25,118,000
Capital expenditures	227,000	10,000	10,000	247,000
Depreciation & Amortization	119,000	26,000	25,000	170,000

Three Months Ended February 28, 2009
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$4,709,000	$149,000	$1,833,000	$6,691,000
Income from operations	143,000	(213,000)	168,000	98,000
Income before tax	106,000	(250,000)	150,000	6,000
Total Assets	21,245,000	2,843,000	3,041,000	27,129,000
Capital expenditures	201,000	27,000	0	228,000
Depreciation & Amortization	112,000	22,000	24,000	158,000

(13)	Subsequent Events

On March 29, 2010, we closed on the purchase of a 15,000 square foot manufacturing facility in Salem, South Dakota.  This is the facility we have been leasing since December of 2008 for the production of our line of portable grain augers.  The purchase price of the building was $193,750.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009.  Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  Many of these forward-looking statements are located in this report under “Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) anticipated increases in sales for Art’s-Way Scientific; (ii) our ability to meet our production schedule; (iii) the anticipated benefits of our efforts to improve our disclosure controls and procedures and remediate the material weakness in our internal control over financial reporting; (iv) our beliefs regarding the impact of current economic conditions on revenues; (v) our order backlog; (vi) our beliefs regarding the sufficiency of working capital and our continued ability to renew or obtain financing on reasonable terms when necessary; and (vii) the anticipated increase in sales resulting from our acquisition of Roda Mfg., Inc.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded.  We cannot provide any assurance with respect to our future performance or results.  Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) unexpected delays in production; (ii) delays in or obstacles to our ability to successfully improve our disclosure controls and procedures and remediate the material weakness in our internal control over financial reporting; (iii) the impact of tightening credit markets on our ability to continue to obtain financing on reasonable terms; (iv) our ability to continue to meet debt obligations; (v) the effect of general economic conditions on the demand for our products and the cost of our supplies and materials; (vi) unforeseen costs or delays in implementing production of new products and integrating acquired businesses; and (vii)  other factors described from time to time in our reports to the SEC. We are not under any duty to update the forward-looking statements contained in this report. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of February 28, 2010 have remained unchanged from November 30, 2009.  These policies include revenue recognition, inventory valuation, income taxes and stock-based compensation.  Disclosure of these critical accounting policies is incorporated by reference under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009.

Results of Operations

Net Sales and Cost of Sales

Our consolidated net sales for the first quarter of 2010 were $5,580,000 compared to $6,691,000 for the same period in fiscal 2009, a decrease of 16.6%.

Art’s-Way Manufacturing, our agricultural products segment, had revenues totaling $3,596,154 for the quarter, compared to $4,708,697 for the same period in fiscal 2009, which represents a decrease of 23.6%. At the beginning of the 2009 fiscal year, we had a large backlog of Miller Pro sales that had not been delivered during fiscal 2008, and were delivered in the first quarter of fiscal 2009.  We did not have this backlog at the beginning fiscal 2010, which resulted in decreased sales of Miller Pro items.  This was partially offset by an increase in the sales of augers.

Art’s-Way Vessels, our pressurized vessels segment, had revenues totaling $262,497 for the quarter, compared to $149,084 for the same period in fiscal 2009, which represents an increase of 76.1%. This increase was due to our renewed and improved sales efforts, as well as stronger economic conditions as compared to the same period last year

Art’s-Way Scientific, our modular buildings segment, had revenues totaling $1,721,190 for the quarter, compared to $1,833,085 for the same period in fiscal 2009, which represents a decrease of 6.1%. We believe this decrease in modular sales is due to the timing of project completions compared to one year ago.  We have a much stronger backlog in 2010 than 2009.  Although our backlog is not necessarily indicative of future revenue, this factor, along with our perceived improvement in economic conditions, leads us to anticipate increased sales for 2010.

Consolidated gross profit margin for the first quarter of 2010 was 23.8%, compared to 19.7% for the same period one year ago. Each of our segments saw an increase in gross profit margin when compared to the same period in 2009.

The gross profit margin of Art’s-Way Manufacturing increased from 21.5% to 28.2% in the three-month period ending February 28, 2010 compared to the same period in 2009.  After the purchase of the Miller Pro product line, we had many orders that we were unable to produce in a timely fashion.  In order to satisfy our customers, we agreed to sell these goods at lower prices initially quoted in 2007.  As a result of our production delays caused by the integration of this product line, we shipped goods in the first and second quarters of 2009 that were priced at the end of 2007 and manufactured with materials purchased at the higher costs of 2008.  We have completed our commitments on the 2007 pricing, and do not anticipate any additional production delays. During the first quarter of 2010 our products were more appropriately priced compared to our material costs, and as a result, we saw an increase in our gross margins.

The gross profit margin of Art’s-Way Vessels increased from -50.2% to -34.9% in the three-month period ending February 28, 2010 compared to the same period in 2009.  This increase was due to our increased sales, which help defray the fixed manufacturing expenses, such as depreciation and manufacturing overhead.

The gross profit margin of Art’s-Way Scientific increased from 20.6% to 23.5% in the three-month period ending February 28, 2010 compared to the same period in 2009. The increase in gross profit margin at Art’s-Way Scientific was primarily due to cost overruns in the first and second quarter of 2009.

Expenses

Consolidated operating expenses for the first quarter of 2010 decreased $16,359 to $1,202,284, compared to $1,218,643 for the same period in 2009. As a percentage of sales, operating expense for the quarter increased 3.3% over the same period in 2009.

General and administrative expenses for the quarter decreased $51,929 from the same period in 2009. This decrease is largely due to cost saving measures, such as administrative staff reductions, that were implemented late in the first quarter of 2009, and are still in effect in 2010.

Engineering expenses for the quarter which include expenses related to research and development and implementation of new product lines, increased $7,943 over the same period in 2009. As a percentage of sales, engineering expenses were 1.7% for the quarter, compared to 1.3% for the same period in 2009.  This modest increase is due to prototype developments, and increased staffing in our engineering department.

Selling expenses for the quarter increased by $27,627 over the same period in 2009.  As a percentage of sales, selling expenses were 8.0% for the quarter, compared to 6.3% for the same period in fiscal 2009.  Selling expenses increased due to the hiring of our Director of Sales and Marketing, and also due to our increased presence at trade shows, such as shows for the newly acquired Roda product line

Interest expense for the quarter decreased $33,982 compared to the same period in 2009. The lower expense was largely due to our decreased borrowings on the line of credit over the same period in 2009.

Other income for the quarter decreased by $16,208 from the same period in 2009.  This decrease was due to the fact that we had not yet received payment on the farm land we rent as of the first quarter of 2010.

Order Backlog

The consolidated order backlog as of February 28, 2010 was $17,450,000 compared to $13,127,000 as of February 28, 2009.  Art’s-Way Manufacturing’s order backlog was $12,644,000 as of February 28, 2010, compared to $9,456,000 in fiscal 2009.  The majority of this increase was due to increased orders for beet harvesting equipment and portable grain augers.   The backlog for Art’s-Way Vessels was $490,000 as of February 28, 2010, compared to $205,000 in fiscal 2009. The backlog for Art’s-Way Scientific was $4,316,000 as of February 28, 2010, compared to $3,466,000 in fiscal 2009. The increase in the backlog at Art’s-Way Scientific was largely due to an increase in the number and amount of customer orders, which management believes was the result of funding approvals for capital budgets of customers.  Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our main source of funds year-to-date has been from customer deposits.  During the first quarter of 2010 we have seen increased customer interest in our sugar beet harvester prepayment programs.  We have also offered discounts for prepayments of Miller Pro and auger products.  Both of these additional programs were also well received by our dealers, which resulted in an increase in customer deposits to $3,893,000.   These benefits were partially offset by a decrease in cash from operations due to an increase accounts receivable.  In January 2010, the Company also used $1,189,000 to purchase certain assets related to the manure spreader product line of Roda Mfg., Inc., as described in further detail in Note 10 to our condensed consolidated financial statements included in Item 1 of Part I of this report.

The Company has a revolving line of credit with West Bank (the “Line of Credit”).  On April 30, 2009, the Line of Credit was renewed in the amount of $4,500,000, which was a $1,000,000 increase over the amounts available on November 30, 2008, and the maturity date was extended through June 30, 2009.  On June 8, 2009, the Line of Credit was increased to $6,000,000 and the maturity date was extended to April 30, 2010. The Line of Credit is renewable annually with advances funding the Company’s working capital and letter of credit needs.  The interest rate is West Bank’s prime interest rate, adjusted daily, with a minimum rate of 4.00%.  As of February 28, 2010, the interest rate was the minimum of 4.0%. Monthly interest-only payments are required and the unpaid principal is due on the maturity date.  As of February 28, 2010 and November 30, 2009, the Company had borrowed $73,000 and $2,438,892, respectively, against the Line of Credit.  The available amounts remaining on the Line of Credit were $5,927,000 and $3,561,108 on February 28, 2010 and November 30, 2009, respectively.  The borrowing base limits advances from the Line of Credit to 60% of accounts receivable less than 90 days, plus 60% of finished goods inventory, plus 50% of raw material inventory and work-in-process inventory, as calculated at each month-end.  The Company’s obligations under the Line of Credit are evidenced by a Promissory Note dated June 8, 2009 and certain other ancillary documents.   We anticipate renewing the line of credit in April 2010.

On June 7, 2007, the Company obtained a term loan from West Bank in the amount of $4,100,000.  The loan was written to mature on May 1, 2017 and bore fixed interest at 7.25%.  On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate, and payments.  The loan, with a principal amount of $3,380,011 as of February 28, 2010, will now mature on May 1, 2013 and bears fixed interest at 5.75%.  Monthly principal and interest payments in the amount of $42,500 are required, with a final payment of principal and accrued interest in the amount of $2,304,789 due on May 1, 2013.

The Company obtained two additional loans from West Bank in 2007 for the purpose of financing the construction of the Company’s new facilities in Monona and Dubuque.  On October 9, 2007, the Company obtained a loan for $1,330,000 that bore fixed interest at 7.0%.  On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate and payments.  The current terms are a maturity date of May 1, 2013 and a fixed interest rate of 5.75%.  Monthly payments of $11,000 are required for principal and interest, with a final payment of accrued interest and principal in the amount of $1,007,294 due on May 1, 2013.  On February 28, 2010, the outstanding principal balance on this loan was  $1,214,912.

On November 30, 2007, the Company obtained a construction loan to finance construction of the Dubuque, Iowa facility.  This loan had an original principal amount of $1,500,000 and bore fixed interest at 7.25%. On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate, and payments.  The current terms are a maturity date of May 1, 2013 and a fixed interest rate of 5.75%.  Payments of $12,550 are due monthly for principal and interest, with a final accrued interest and principal payment in the amount of $1,114,714 due on May 1, 2013.  On February 28, 2010 the outstanding principal balance on this loan was  $1,382,364.

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

We believe that our current financing arrangements provide sufficient cash to finance operations for the next 12 months. We expect to continue to rely on cash from financing activities to supplement our cash flows from operations in order to meet our liquidity and capital expenditure needs in the near future. We expect to continue to be able to procure financing upon reasonable terms.

Off Balance Sheet Arrangements

None.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The person serving as our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report.  As a result of the material weakness relating to inventory accounting that existed at the end of our fiscal year, which was previously disclosed in Item 9A(T) of our 2009 Annual Report on Form 10-K, the person serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) accumulated and communicated to our management, including the person serving as our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and (b) recorded, processed, summarized and reported, within the time specified in the SEC’s rules and forms.  As a result of this conclusion, the financial statements for the period covered by this report were prepared with particular attention to the material weakness previously disclosed.

We are taking actions to remediate the previously-disclosed material weakness in our internal controls over financial reporting and improve our disclosure controls and procedures. We will continue to evaluate and monitor these efforts and intend to take all appropriate action when and as necessary to ensure we have effective disclosure controls and procedures.

Changes in Internal Controls

We have made significant progress, and continue to work on remediating the material weakness identified in our 2009 Annual Report on Form 10-K. During the first quarter of 2010, we continued to improve our physical inventory count procedures to ensure that inventory is properly reflected in the Company’s financial statements. We intend to continue to implement and use these procedures throughout the 2010 fiscal year. No other changes in our internal control over financial reporting occurred during the first quarter of 2010 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

We are currently not a party to any material pending legal proceedings.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   (Removed and Reserved)

Item 5.   Other Information

As previously disclosed in our 2009 Annual Report on Form 10-K, on January 19, 2010, we purchased a manure spreader product line, related inventory, and other assets of Roda Mfg., Inc. for approximately $1,189,000.  The manure spreader product line will be integrated into the Armstrong, Iowa manufacturing plant.  For additional information regarding the acquisition, see Note 10 to our condensed consolidated financial statements included in Item 1 of Part I of this report.  The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Roda Agreement, a copy of which is attached to our 2009 Annual Report on Form 10-K as Exhibit 10.32 and is incorporated herein by reference.

Item 6. Exhibits

See “Exhibit Index” on page 21 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date: April 12, 2010	By:	/s/ Carrie L. Majeski
Carrie L. Majeski
President, Chief Executive Officer and Principal Financial Officer

Exhibit Index

Exhibit No.	Description
10.1
Asset Purchase Agreement between Art’s-Way Manufacturing Co., Inc. and Roda, Inc. dated January 19, 2010 – incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-Q for the year ended November 30, 2009.

31.1	Certificate pursuant to 17 CFR 240 13a-14(a)—filed herewith
32.1	Certificate pursuant to 18 U.S.C. Section 1350—filed herewith