Form 10-Q
period 2010-05-31
ARTS WAY MANUFACTURING CO INC
filed 2010-07-13
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[x]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2010
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes    ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒No

Number of common shares outstanding as of June 9, 2010: 3,992,182

Art’s-Way Manufacturing Co., Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Balance Sheets
	(Unaudited)
	May 31,	November 30,
Assets	2010	2009
Current assets:
Cash	$20,610	$387,218
Accounts receivable-customers, net of allowance for doubtful
accounts of $156,310 and $194,185 in 2010 and 2009, respectively	4,566,192	2,347,956
Inventories, net	14,435,695	11,928,234
Deferred taxes	847,000	882,000
Cost and Profit in Excess of Billings	100,106	141,778
Other current assets	351,416	1,038,902
Total current assets	20,321,019	16,726,088
Property, plant, and equipment, net	8,110,206	6,638,661
Covenant not to Compete	150,000	180,000
Goodwill	375,000	375,000
Total assets	$28,956,225	$23,919,749
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to bank	$1,463,000	$2,438,892
Current portion of term debt	586,522	473,341
Accounts payable	880,570	439,127
Checks issued in excess of deposits	85,892	-
Customer deposits	4,010,440	249,278
Billings in Excess of Cost and Profit	589,215	28,884
Accrued expenses	1,021,430	791,381
Income taxes payable	133,932	422,205
Total current liabilities	8,771,001	4,843,108
Long-term liabilities
Deferred taxes	613,000	613,000
Term debt, excluding current portion	6,751,494	5,796,223
Total liabilities	16,135,495	11,252,331
Stockholders’ equity:
Common stock – $0.01 par value. Authorized 5,000,000 shares;
issued 3,992,182 and 3,990,352 shares in 2010 and 2009	39,922	39,904
Additional paid-in capital	2,237,681	2,219,286
Retained earnings	10,543,127	10,408,228
Total stockholders’ equity	12,820,730	12,667,418
Total liabilities and stockholders’ equity	$28,956,225	$23,919,749

See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Operations

Condensed

		Three Months Ended	Year to Date
	May 31,	May 31,	May 31,	May 31,
	2010	2009	2010	2009
Net sales	$6,748,178	$7,115,645	$12,328,019	$13,806,511
Cost of goods sold	5,178,362	5,647,551	9,432,492	11,022,137
Gross profit	1,569,816	1,468,094	2,895,527	2,784,374
Expenses:
Engineering	110,405	70,177	207,300	159,129
Selling	478,384	393,181	926,143	813,313
General and administrative	769,173	713,599	1,426,803	1,423,158
Total expenses	1,357,962	1,176,957	2,560,246	2,395,600
Income from operations	211,854	291,137	335,281	388,774
Other income (expense):
Interest expense	(97,614)	(140,534)	(189,794)	(266,696)
Other	34,105	23,479	51,961	57,543
Total other income	(63,509)	(117,055)	(137,833)	(209,153)
Income before income taxes	148,345	174,082	197,448	179,621
Income tax expense	47,865	61,164	62,543	63,108
Net income	$100,480	$112,918	$134,905	$116,513
Net income per share:
Basic	0.03	0.03	0.03	0.03
Diluted	0.03	0.03	0.03	0.03

See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Cash Flows

Condensed

	Year To Date
	May 31,	May 31,
	2010	2009
Cash flows from operations:
Net income (loss)	$134,905	$116,513
Adjustments to reconcile net income to
net cash provided (used) by operating activities:
Stock based compensation	10,903	56,789
Depreciation expense	319,462	290,809
Amortization expense	30,000	30,000
Deferred income taxes	35,000	(60,000)
Changes in assets and liabilities, net of Roda acquisition in 2010:
(Increase) decrease in:
Accounts receivable	(2,218,236)	432,853
Inventories	(1,328,460)	1,187,605
Other current assets	687,486	(199,124)
Income taxes receivable	-	28,912
Increase (decrease) in:
Accounts payable	441,444	(2,749,722)
Contracts in progress, net	602,003	117,724
Customer deposits	3,761,162	810,499
Income taxes payable	(288,273)	-
Accrued expenses	230,049	(484,359)
Net cash provided by (used in) operating activities	2,417,445	(421,501)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,791,007)	(293,697)
Purchase of assets of Roda	(1,179,001)	-
Net cash (used in) investing activities	(2,970,008)	(293,697)
Cash flows from financing activities:
Net change in line of credit	(975,892)	1,136,009
Net activity as a result of checks issued in excess of deposits	85,892	(274,043)
Payments of notes payable to bank	(231,548)	(212,621)
Proceeds from term debt	1,300,000	-
Proceeds from the exercise of stock options	7,503	15,440
Net cash provided by (used in) financing activities	185,955	664,785
Net increase in cash	(366,608)	(50,413)
Cash at beginning of period	387,218	103,450
Cash at end of period	$20,610	$53,037

Supplemental disclosures of cash flow information:
Cash paid/(received) during the period for:
Interest	$180,640	$251,183
Income taxes	315,063	91,950

Supplemental schedule of investing activities:
Roda acquisition:
Inventories	$1,179,001	$-
Cash paid	$1,179,001	$-

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Description of the Company

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

We have organized our business into three operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies.  Art’s-Way Manufacturing Co., Inc. manufactures farm equipment under its own and private labels.  Art’s-Way Manufacturing Co., Inc. has two wholly-owned operating subsidiaries.  Art’s-Way Vessels, Inc. (“Art’s-Way Vessels”) manufactures pressure vessels and Art’s-Way Scientific, Inc. (“Art’s-Way Scientific”) manufactures modular buildings for various uses, commonly animal containment and research laboratories. For detailed financial information relating to segment reporting, see Note 13, “Segment Information.”

(2)	Summary of Significant Account Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009.  The results of operations for the three and six months ended May 31, 2010 are not necessarily indicative of the results for the fiscal year ending November 30, 2010.

(3)	Income Per Share

Basic net income per common share has been computed on the basis of the weighted average number of common shares outstanding.  Diluted net income per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.

Notes to Consolidated Financial Statements

Basic and diluted earnings per common share have been computed based on the following as of May 31, 2010 and May 31, 2009:

	For the three months ended
	May 31, 2010	May 31, 2009
Basic:
Numerator, net income	$100,480	$112,918
Denominator: Average number
of common shares
outstanding	3,991,586	3,986,830
Basic earnings per
common share	$0.03	$0.03
Diluted:
Numerator, net income	$100,480	$112,918
Denominator: Average number
of common shares outstanding	3,991,586	3,986,830

Effect of dilutive stock options	14,482	2,256
	4,006,068	3,989,086
Diluted earnings per
common share	$0.03	$0.03

	For the six months ended
	May 31, 2010	May 31, 2009
Basic:
Numerator, net income	$134,905	$116,513
Denominator: Average number
of common shares	3,990,975	3,986,594
outstanding
Basic earnings per
common share	$0.03	$0.03
Diluted:
Numerator, net income	$134,905	$116,513
Denominator: Average number
of common shares outstanding	3,990,975	3,986,594

Effect of dilutive stock options	9,241	604
	4,000,216	3,987,198
Diluted earnings per
common share	$0.03	$0.03

Notes to Consolidated Financial Statements

(4)	Inventory

Major classes of inventory are:

	May 31, 2010	November 30, 2009
Raw materials	$10,239,854	$9,209,873
Work in process	517,828	258,621
Finished goods	5,428,366	4,060,163
	$16,186,048	$13,528,657
Less: Reserves	(1,750,353)	(1,600,423)
	$14,435,695	$11,928,234

(5)	Accrued Expenses

Major components of accrued expenses are:

	May 31, 2010	November 30, 2009
Salaries, wages, and commissions	$527,113	$425,133
Accrued warranty expense	148,412	96,370
Other	345,905	269,878
	$1,021,430	$791,381

(6)	Product Warranty

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

Notes to Consolidated Financial Statements

Changes in the Company’s product warranty liability for the three and six months ended May 31, 2010 and May 31, 2009 are as follows:

	For the three months ended
	May 31, 2010	May 31, 2009

Balance, beginning	$116,369	$334,755
Settlements made in cash or in-kind	(95,352)	(137,166)
Warranties issued	127,395	62,310
Balance, ending	$148,412	$259,899

	For the six months ended
	May 31, 2010	May 31, 2009

Balance, beginning	$96,370	$327,413
Settlements made in cash or in-kind	(185,674)	(224,265)
Warranties issued	237,716	156,751
Balance, ending	$148,412	$259,899

(7)	Loan and Credit Agreements

The Company has a revolving line of credit with West Bank (the “Line of Credit”).  On April 30, 2009, the Line of Credit was renewed in the amount of $4,500,000, which was a $1,000,000 increase over the amount available on November 30, 2008, and the maturity date was extended through June 30, 2009.  On June 8, 2009, the Line of Credit was increased to $6,000,000 and the maturity date was extended to April 30, 2010. On April 30, 2010, the Line of Credit was renewed in the amount of $6,000,000, and the maturity date was extended to April 30, 2011. The Line of Credit is renewable annually with advances funding the Company’s working capital and letter of credit needs.  The interest rate is West Bank’s prime interest rate, adjusted daily, with a minimum rate of 4.00%.  As of May 31, 2010, the interest rate was the minimum of 4.0%. Monthly interest-only payments are required and the unpaid principal is due on the maturity date.  As of May 31, 2010 and November 30, 2009, the Company had borrowed $1,463,000 and $2,438,892, respectively, against the Line of Credit.  The available amounts remaining on the Line of Credit were $4,537,000 and $3,561,108 on May 31, 2010 and November 30, 2009, respectively.  The borrowing base limits advances from the Line of Credit to 60% of accounts receivable less than 90 days, plus 60% of finished goods inventory, plus 50% of raw material inventory and work-in-process inventory, as calculated at each month-end.  The Company’s obligations under the Line of Credit are evidenced by a Promissory Note dated June 8, 2009 and certain other ancillary documents.

On June 7, 2007, the Company obtained a term loan from West Bank in the amount of $4,100,000.  The loan was written to mature on May 1, 2017 and bore fixed interest at 7.25%.  On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate, and payments.  The loan, with a principal amount of $3,301,230 as of May 31, 2010, will now mature on May 1, 2013 and bears fixed interest at 5.75%.  Monthly principal and interest payments in the amount of $42,500 are required, with a final payment of principal and accrued interest in the amount of $2,304,789 due on May 1, 2013.

The Company obtained two additional loans from West Bank in 2007 for the purpose of financing the construction of the Company’s new facilities in Monona and Dubuque.  On October 9, 2007, the Company obtained a loan for $1,330,000 that bore fixed interest at 7.0%.  On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate and payments.  The current terms are a maturity date of May 1, 2013 and a fixed interest rate of 5.75%.  Monthly payments of $11,000 are required for principal and interest, with a final payment of accrued interest and principal in the amount of $1,007,294 due on May 1, 2013.  On May 31, 2010, the outstanding principal balance on this loan was $1,199,488.

Notes to Consolidated Financial Statements

On November 30, 2007, the Company obtained a construction loan to finance construction of the Dubuque, Iowa facility.  This loan had an original principal amount of $1,500,000 and bore fixed interest at 7.25%. On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate, and payments.  The current terms are a maturity date of May 1, 2013 and a fixed interest rate of 5.75%.  Payments of $12,550 are due monthly for principal and interest, with a final accrued interest and principal payment in the amount of $1,114,714 due on May 1, 2013.  On May 31, 2010 the outstanding principal balance on this loan was  $1,364,713.

Each of the Company’s loans from West Bank are governed by a Business Loan Agreement dated June 8, 2009 (the “Business Loan Agreement”), which requires the Company to comply with certain financial and reporting covenants. The Company must provide monthly internally prepared financial reports, including accounts receivable aging schedules and borrowing base and compliance certificates, and year-end audited financial statements.  The Company must maintain a minimum debt service coverage ratio and a maximum debt to tangible net worth ratio of 1.5, and a minimum tangible net worth of $11,500,000, each as measured at the Company’s fiscal year-end. Further, the Company must obtain West Bank’s prior written consent for capital expenditures that exceed $500,000 annually. The loans are secured by a first position security interest on the assets of the Company and its subsidiaries, including but not limited to, inventories, accounts receivable, machinery, equipment and real estate. The Company and its subsidiaries were required to execute Agreements to Provide Insurance that set forth the insurance requirements for the collateral.

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

The Company was in compliance with all debt covenants as measured on November 30, 2009.  As of May 31, 2010 the Company’s debt service coverage ratio was below the minimum required by the Business Loan Agreement.  The Company remains in compliance with the terms of the Business Loan Agreement, and was not required to obtain a waiver with respect to its debt service coverage ratio, because compliance with the financial covenants contained in the Business Loan Agreement is measured only on an annual basis.  The next measurement date is November 30, 2010, and the Company expects to be compliant with all covenants at that time.

On June 1, 2009, Art’s-Way Scientific received funds from two $95,000 promissory notes in connection with an agreement signed August 7, 2007 between the Art’s Way Scientific and the Iowa Department of Economic Development.  The first $95,000 promissory note is a 0% interest loan requiring 60 monthly payments of $1,583.33, with a final payment due July 1, 2014.  The second $95,000 promissory note is a forgivable loan subject to certain contract obligations.  These obligations include maintaining Art’s-Way Scientific’s principal place of business in Iowa, complying with certain tax and insurance requirements, and creating 16 full-time positions and retaining 21 full-time positions in Iowa, which must be maintained for a two-year period. Art’s-Way Manufacturing Co., Inc. has provided a guarantee in connection with these loans to Art’s-Way Scientific.

Notes to Consolidated Financial Statements

On May 1, 2010, the Company obtained a loan to finance the purchase of an additional facility located in West Union, Iowa to be used as a distribution center, warehouse facility, and manufacturing plant for certain products under the Art’s-Way brand. The funds for this loan were made available by the Iowa Finance Authority by the issuance of tax exempt bonds.  This loan has a principal amount of $1,300,000 and bears fixed interest at 3.5%. The payments required on this loan will commence on July 1, 2010 and continue until June 1, 2020. The terms of the loan require monthly payments of $12,891.68 for principal and interest. As of May 31, 2010, the outstanding principal balance on this loan was $1,300,000.

This loan from the Iowa Finance Authority, which has been assigned to The First National Bank of West Union, is governed by a Loan Agreement dated May 1, 2010, which requires the Company to comply with certain financial and reporting covenants. The Company must provide quarterly internally prepared financial reports and year-end audited financial statements.  The Company must maintain a minimum debt service coverage ratio of 1.5 to 1.0, which will be measured at November 30 of each year, beginning November 30, 2010.

A summary of the Company’s term debt is as follows:

	May 31, 2010	November 30, 2009

West Bank loan payable in monthly installments of $42,500 including interest at 5.75%, due May 1, 2013	$3,301,230	$3,457,625

West Bank loan payable in monthly installments of $11,000 including interest at 5.75%, due May 1, 2013	1,199,488	1,230,104
West Bank loan payable in monthly installments of $12,550 including interest at 5.75%, due May 1, 2013	1,364,713	1,399,751
Iowa Finance Authority loan payable in monthly installments of $12,891.68 including interest at 3.5%,
due June 1, 2020	1,300,000	0
IDED loan payable in monthly installments of $1,583.33 including interest at 0%, due July 1, 2014.	77,585	87,084

IDED loan payable in monthly installments of $0 including interest at 0%, due July 1, 2014	95,000	95,000

Total term debt	7,338,016	6,269,564
Less current portion of term debt	586,522	473,341
Term debt, excluding current portion	$6,751,494	$5,796,223

(8)	Recently Issued Accounting Pronouncements

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued a statement that defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements.  The statement does not require any new fair value measurements, but for some entities, the application of the statement will change current practice.  This statement was adopted by the Company without a material impact on the financial statements.  In January 2010, the FASB issued an update to amend existing disclosure requirements.  The update requires new disclosures for significant transfers between Levels 1 and 2 in the fair value hierarchy and separate disclosures for purchases, sales, issuances, and settlements in the reconciliation of activity for Level 3 fair value measurements.  This update also clarifies the existing fair value disclosures regarding the level of disaggregation and the valuation techniques and inputs used to measure fair value.  The update is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures on purchases, sales, issuances, and settlements in the roll forward of activity for Level 3 fair value measurements.  Those disclosures are effective for interim and annual periods beginning after December 15, 2010.  The Company does not expect the adoption of this update to have a material impact on the financial results of the Company.

Notes to Consolidated Financial Statements

(9)	Stock Option Plan

On January 25, 2007, the Board of Directors adopted the 2007 Non-Employee Directors’ Stock Option Plan (the “Directors’ Stock Option Plan”), which was approved by the Company’s stockholders at the annual stockholders’ meeting on April 24, 2008.  The Directors’ Stock Option Plan provides that the plan administrator may grant non-employee directors’ options to purchase shares of common stock of the Company at an exercise price not less than fair market value at the date the options are granted.  The Board of Directors has approved a director compensation policy pursuant to which non-employee directors are automatically granted non-qualified stock options to purchase 2,000 shares of common stock annually or initially upon their election to the Board, which are fully vested.

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

(10)	2010 Acquisitions

Effective January 19th, 2010, the company acquired certain assets related to the manure spreader product line of Roda Mfg., Inc.  The acquisition-date fair value of the total consideration transferred was approximately $1,189,900.   The Company expects the allocation of the purchase price to be finalized within one year of the acquisition date.  Roda Mfg., Inc. typically sold products directly to end users and had minimal dealers.  These sales were concentrated to areas near Hull, Iowa, where Roda had their manufacturing facilities.  We anticipate increased sales due to our larger dealer network.  The operating results of the acquired business are reflected in the Company’s consolidated statement of operations from the acquisition date forward.  The amount of revenue attributable to the Roda Mfg. product line since the acquisition date was $189,141 for the period ended May 31, 2010.  The amount of revenue for the combined entity as of May 31, 2010 was $12,328,019, compared with $13,806,511 as of May 31, 2009.  These amounts represent revenue from this product line as the amounts of expenses are not separately identifiable as the production and related accounting are integrated. Prior information is not available for the product line.  The acquisition was made to continue the Company’s growth strategy and diversify its product offerings inside the agricultural industry.  The purchase price was determined based on an arms-length negotiated value.  The transaction is being accounted for under the acquisition method of accounting, with the purchase price allocated to the individual assets acquired.

(11)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.  At May 31, 2010, and November 30, 2009, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, term debt, and other current and long-term liabilities.  The carrying amounts approximate fair value because of the short maturity of these instruments.  The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

Notes to Consolidated Financial Statements

(12)	Related Party Transactions

The financial statements of Art’s-Way Manufacturing, Inc. include a sale by our Vessels division to Adamson Global Technology for $250,000.  Adamson Global Technology is wholly owned and operated by J. Ward McConnell, Jr., the Executive Chairman of the Board of Directors.

(13)	Segment Information

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

Approximate financial information with respect to the reportable segments is as follows.

Three Months Ended May 31, 2010
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$4,606,000	$480,000	$1,662,000	$6,748,000
Income from operations	117,000	(41,000)	136,000	212,000
Income before tax	128,000	(97,000)	117,000	148,000
Total Assets	21,111,000	3,061,000	4,784,0000	28,956,000
Capital expenditures	1,511,000	6,000	27,000	1,544,000
Depreciation & Amortization	128,000	26,000	25,000	179,000

Three Months Ended May 31, 2009
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$6,165,000	$226,000	$725,000	$7,116,000
Income from operations	694,000	(167,000)	(236,000)	291,000
Income before tax	653,000	(219,000)	(260,000)	174,000
Total Assets	19,302,000	2,959,000	3,404,000	25,665,000
Capital expenditures	59,000	7,000	0	66,000
Depreciation & Amortization	114,000	24,000	25,000	163,000

Notes to Consolidated Financial Statements

Six Months Ended May 31, 2010
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$8,202,000	$743,000	$3,383,000	$12,328,000
Income from operations	195,000	(228,000)	368,000	335,000
Income before tax	209,000	(342,000)	330,000	197,000
Total Assets	21,111,000	3,061,000	4,784,0000	28,956,000
Capital expenditures	1,738,000	16,000	37,000	1,791,000
Depreciation & Amortization	247,000	52,000	50,000	349,000

Six Months Ended May 31, 2009
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$10,874,000	$375,000	$2,558,000	$13,807,000
Income from operations	837,000	(380,000)	(68,000)	389,000
Income before tax	759,000	(469,000)	(110,000)	180,000
Total Assets	19,302,000	2,959,000	3,404,000	25,665,000
Capital expenditures	260,000	34,000	0	294,000
Depreciation & Amortization	226,000	46,000	49,000	321,000

(14)	Subsequent Events

Effective June 11, 2010, the Company acquired the product line of M&W Balers from Alamo Group for a cash purchase price of approximately $453,000.  This price included $453,000 of inventory.  The operating results of the acquired business are reflected in the Company’s consolidated statement of operations from the acquisition date forward.  The acquisition was made to continue the Company’s growth strategy and diversify its product offerings inside the agricultural industry.  The purchase price was determined based on an arms-length negotiated value.  The transaction was accounted for under the purchase method of accounting, with the purchase price allocated to the individual assets acquired.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009.  Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  Many of these forward-looking statements are located in this report under “Item 2. Management’s  Discussion and Analysis of Financial Condition and Results of Operations” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i)  our ability to meet our production schedule; (ii) our expectation to remain in compliance with covenants in our loan agreements; (iii) the anticipated benefits of our efforts to improve our disclosure controls and procedures and remediate the material weakness in our internal control over financial reporting; (iv) our order backlog; and (v) our beliefs regarding the sufficiency of working capital and our continued ability to renew or obtain financing on reasonable terms when necessary.

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

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of May 31, 2010 have remained unchanged from November 30, 2009.  These policies include revenue recognition, inventory valuation, income taxes and stock-based compensation.  Disclosure of these critical accounting policies is incorporated by reference under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for the three- and six-month period ended May 31, 2010 were $6,748,000 and $12,328,000, respectively, compared to $7,116,000 and $13,807,000 during the same respective periods in 2009, a $368,000 decrease for the quarter and $1,478,000 decrease year-to-date, or 5.2% and 10.7%, respectively. While both our modular buildings segment (“Scientific”) and our pressurized vessels segment (“Vessels”) had increases in sales, they were offset by the decreases at our agricultural products segment (“Manufacturing”).

Consolidated gross profit margin for the second fiscal quarter of 2010 was 23.3% compared to 20.6% during the second fiscal quarter of 2009.  Year-to-date gross margin was 23.5% in fiscal 2010, compared to 20.2% in fiscal 2009.  We believe the higher gross margins in fiscal 2010 are primarily due to stabilization in the price of steel, our primary raw material for production.

Our second fiscal quarter sales at Manufacturing were $4,606,000, compared to $6,165,000 during the same period of 2009, a 25.3% decrease.  This decrease was largely due to lower sales of OEM blowers and Miller Pro equipment, but was offset by increased sales of grinder mixers, augers and manure spreaders.  Year-to-date sales were down to $8,202,000, from $10,874,000 as of May 31, 2009, a 24.6% decrease.  Year-to-date Miller Pro sales have decreased by $1,460,000 year-to-date, which was offset by auger sales of $1,028,000.  Another factor in the reduced sales is the $1,636,000 reduction in OEM blower sales.  Our year-to-date gross margin was 26.8% compared to 23.8% as of May 31, 2009.

Our second fiscal quarter sales at Vessels were $480,000, compared to $226,000 for the same period in 2009, a 113.0% increase.  Year-to-date sales were $743,000 compared to $375,000 for the six-month period ending May 31, 2009, a 98.3% increase.  A large portion of this increase is due to a sale for $250,000 to Adamson Global Technology, which is wholly owned and operated by J. Ward McConnell, Jr., our Executive Chairman of the Board of Directors.  Gross margins for the second fiscal quarter of 2010 were 12.8%, compared to -30.2% in fiscal 2009.  Year-to-date gross margin was -4.1% compared to -38.1% for the six-month period ending May 31, 2009.  These increases can be attributed to our larger sales volume.

Our second fiscal quarter sales in 2010 at Scientific were $1,662,000, compared to $725,000 for the same period in fiscal 2009, a 129.4% increase.  Sales at Scientific slowed significantly during the second fiscal quarter of 2009 due to unfavorable economic conditions, and began to improve in the fourth fiscal quarter.  Year-to-date sales were $3,384,000 in fiscal 2010 compared to $2,558,000 for the same period in 2009, a 32.3% increase.  Gross margin for the quarter ended May 31, 2010 was 19.2% compared to -6.6% for the same period in 2009.  Year-to-date gross margins were 21.4% in 2010 compared to 12.9% for 2009.  During 2009, costs increased due to cost overruns on two projects, which negatively impacted our margins.

Expenses

Our second fiscal quarter consolidated selling expenses were $478,000 compared to $393,000 for the same period in 2009.  Year-to-date selling expenses were $926,000 in 2010 compared to $813,000 for the same period in 2009.  The increase was primarily due to increased marketing efforts, including attending a greater number of trade shows, creating new product literature and increased advertising, as well as wages for additional sales staff.  Selling expenses as a percentage of sales were 7.1% and 7.5% for the three- and six-month periods ending May 31, 2010, compared to 5.5% and 5.9% for the same respective periods in 2009.

Consolidated engineering expenses were $110,000 for the three months ended May 31, 2010, compared to $70,000 for the same period in 2009.  Year-to-date engineering expenses were $207,000 for fiscal 2010 compared to $159,000 in fiscal 2009. These increases were largely due to the addition of engineering staff in Armstrong, Iowa.  Engineering expenses as a percentage of sales were 1.6% and 1.7% for the three- and six-month periods ending May 31, 2010, compared to 1.0% and 1.2% for the same respective periods in 2009.

Consolidated administrative expenses for the three months ended May 31, 2010 were $769,000 compared to $714,000 for the same period in 2009.  Year-to-date administrative expenses were up slightly, to $1,427,000, from $1,423,000 in 2009. Administrative expenses as a percentage of sales were 11.4% and 11.6% for the three- and six-month periods ending May 31, 2010, compared to 10.0% and 10.3% for the same respective periods in 2009.

Order Backlog

The consolidated order backlog as of May 31, 2010 was $13,639,000 compared to $10,511,000 as of May 31, 2009.  Manufacturing’s order backlog was $10,278,000 as of May 31, 2010, compared to $7,757,000 in fiscal 2009.  The majority of this increase was due to increased orders for beet harvesting equipment and portable grain augers.  The backlog for Vessels was $834,000 as of May 31, 2010, compared to $199,000 in fiscal 2009. The backlog for Scientific was $2,527,000 as of May 31, 2010, compared to $2,555,000 in fiscal 2009. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our main source of funds year-to-date has been from customer deposits and the proceeds from term debt.    During the first quarter of 2010 we saw increased customer interest in our sugar beet harvester prepayment programs, which were not yet delivered in the second quarter of 2010.  This resulted in an increase in customer deposits of $3,761,000.  We expect to fill these orders over the third quarter of 2010.  This benefit was offset by a decrease in cash from operations due to an increase in inventories and accounts receivable.

We have a revolving line of credit with West Bank (the “Line of Credit”).  On April 30, 2009, the Line of Credit was renewed in the amount of $4,500,000, which was a $1,000,000 increase over the amount available on November 30, 2008, and the maturity date was extended through June 30, 2009.  On June 8, 2009, the Line of Credit was increased to $6,000,000 and the maturity date was extended to April 30, 2010. On April 30, 2010, the Line of Credit was renewed in the amount of $6,000,000, and the maturity date was extended to April 30, 2011. The Line of Credit is renewable annually with advances funding our working capital and letter of credit needs.  The interest rate is West Bank’s prime interest rate, adjusted daily, with a minimum rate of 4.00%.  As of May 31, 2010, the interest rate was the minimum of 4.0%. We are required to make monthly interest-only payments. The unpaid principal is due on the maturity date.  As of May 31, 2010 and November 30, 2009, the we had borrowed $1,463,000 and $2,438,892, respectively, against the Line of Credit.  The available amounts remaining on the Line of Credit were $4,537,000 and $3,561,108 on May 31, 2010 and November 30, 2009, respectively.  The borrowing base limits advances from the Line of Credit to 60% of accounts receivable less than 90 days, plus 60% of finished goods inventory, plus 50% of raw material inventory and work-in-process inventory, as calculated at each month-end.  Our obligations under the Line of Credit are evidenced by a Promissory Note dated June 8, 2009 and certain other ancillary documents.

On June 7, 2007, we obtained a term loan from West Bank in the amount of $4,100,000.  The loan was written to mature on May 1, 2017 and bore fixed interest at 7.25%.  On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate, and payments.  The loan, with a principal amount of $3,301,230 as of May 31, 2010, will now mature on May 1, 2013 and bears fixed interest at 5.75%.  Monthly principal and interest payments in the amount of $42,500 are required, with a final payment of principal and accrued interest in the amount of $2,304,789 due on May 1, 2013.

We obtained two additional loans from West Bank in 2007 for the purpose of financing the construction of our new facilities in Monona and Dubuque.  On October 9, 2007, we obtained a loan for $1,330,000 that bore fixed interest at 7.0%.  On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate and payments.  The current terms are a maturity date of May 1, 2013 and a fixed interest rate of 5.75%.  Monthly payments of $11,000 are required for principal and interest, with a final payment of accrued interest and principal in the amount of $1,007,294 due on May 1, 2013.  On May 31, 2010, the outstanding principal balance on this loan was $1,199,488.

On November 30, 2007, we obtained a construction loan to finance construction of the Dubuque, Iowa facility.  This loan had an original principal amount of $1,500,000 and bore fixed interest at 7.25%. On May 1, 2008, the terms of this loan were changed to modify the maturity date, interest rate, and payments.  The current terms are a maturity date of May 1, 2013 and a fixed interest rate of 5.75%.  Payments of $12,550 are due monthly for principal and interest, with a final accrued interest and principal payment in the amount of $1,114,714 due on May 1, 2013.  On May 31, 2010 the outstanding principal balance on this loan was  $1,364,713.

Each of our loans from West Bank are governed by a Business Loan Agreement dated June 8, 2009 (the “Business Loan Agreement”), which requires us to comply with certain financial and reporting covenants. We must provide monthly internally prepared financial reports, including accounts receivable aging schedules and borrowing base and compliance certificates, and year-end audited financial statements.  We must maintain a minimum debt service coverage ratio and a maximum debt to tangible net worth ratio of 1.5, and a minimum tangible net worth of $11,500,000, each as measured at our fiscal year-end. Further, we must obtain West Bank’s prior written consent for capital expenditures that exceed $500,000 annually. The loans are secured by a first position security interest on our assets and the assets of our subsidiaries, including but not limited to, inventories, accounts receivable, machinery, equipment and real estate. The Business Loan Agreement also required us, and each of our subsidiaries, to execute Agreements to Provide Insurance that set forth the insurance requirements for the collateral.

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

We were in compliance with all debt covenants as measured on November 30, 2009.  As of May 31, 2010 our debt service coverage ratio was below the minimum required by the Business Loan Agreement.  We remain in compliance with the terms of the Business Loan Agreement, and were not required to obtain a waiver with respect to its debt service coverage ratio, because compliance with the financial covenants contained in the Business Loan Agreement is measured only on an annual basis.  The next measurement date is November 30, 2010, and we expect to be compliant with all covenants at that time.

On June 1, 2009, Art’s-Way Scientific received funds from two $95,000 promissory notes in connection with an agreement signed August 7, 2007 between the Art’s-Way Scientific and the Iowa Department of Economic Development.  The first $95,000 promissory note is a 0% interest loan requiring 60 monthly payments of $1,583.33, with a final payment due July 1, 2014.  The second $95,000 promissory note is a forgivable loan subject to certain contract obligations.  These obligations include maintaining Art’s-Way Scientific’s principal place of business in Iowa, complying with certain tax and insurance requirements, and creating 16 full-time positions and maintaining 21 full-time positions in Iowa. Art’s-Way Manufacturing Co., Inc. has provided a guarantee in connection with these loans to Art’s-Way Scientific.

On May 1, 2010, we obtained a loan to finance the purchase of an additional facility located in West Union, Iowa (the “West Union Facility”) to be used as a distribution center, warehouse facility, and manufacturing plant for certain products under the Art’s-Way brand. The funds for this loan were made available by the Iowa Finance Authority by the issuance of tax exempt bonds.  This loan has a principal amount of $1,300,000 and bears fixed interest at 3.5%. The loan requires monthly payments of principal and interest in the amount of $12,891.68, which payments commenced on July 1, 2010 and will continue until the maturity date of June 1, 2020. As of May 31, 2010, the outstanding principal balance on this loan was $1,300,000.

This loan from the Iowa Finance Authority, which has been assigned to The First National Bank of West Union, is governed by a Manufacturing Facility Revenue Note dated May 28, 2010 and a Loan Agreement dated May 1, 2010 (“the IFA Loan Agreement”), which requires us to provide quarterly internally prepared financial reports and year-end audited financial statements and to maintain a minimum debt service coverage ratio of 1.5 to 1.0, which will be measured at November 30 of each year, beginning November 30, 2010.  Among other covenants, the IFA Loan Agreement also requires us to maintain proper insurance on, and maintain in good repair, the West Union Facility, and continue to conduct business and remain duly qualified to do business in the State of Iowa.  The loan is secured by a mortgage on our West Union Facility, pursuant to a Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated May 1, 2010 between the Company and The First National Bank of West Union (the “West Union Mortgage”).

If we fail to make a required payment or perform any other covenant under the IFA Loan Agreement or the West Union Mortgage, become subject to bankruptcy or insolvency proceedings, default in payment on any of our other loan obligations in excess of $100,000, or if there is a determination that any of our representations made in the IFA Loan Agreement or related documents are materially false, we will be deemed to have committed an event of default under the IFA Loan Agreement.  If we do not cure the event of default within the time specified by the IFA Loan Agreement, the lender may cause the entire amount of the loan to be immediately due and payable and take any other action that it is permitted to take at law or in equity to enforce our performance.

As of May 31, 2010, our debt service coverage ratio was below the minimum required by the IFA Loan Agreement.  We remain in compliance with the terms of the IFA Loan Agreement, and were not required to obtain a waiver with respect to its debt service coverage ratio, because compliance with the financial covenants contained in the IFA Loan Agreement is measured only on an annual basis.  We expect to be compliant with all covenants at November 30, 2010.

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

Changes in Internal Controls

We have made significant progress, and continue to work on remediating the material weakness identified in our 2009 Annual Report on Form 10-K. During the first and second quarters of 2010, we continued to improve our physical inventory count procedures to ensure that inventory is properly reflected in the our financial statements. We intend to continue to implement and use these procedures throughout the 2010 fiscal year.  No other changes in our internal control over financial reporting occurred during 2010 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

We are currently not a party to any material pending legal proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On March 30, 2010, one of our executive officers exercised options to purchase an aggregate of 1,830 shares of the Company’s common stock.  The options had an average exercise price of $4.10 per share and resulted in the Company receiving cash consideration of $7,503.  The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, since the issuances did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. We did not pay underwriter discounts or commissions in connection with the issuances.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    (Removed and Reserved.)

Item 5.    Other Information

Loan from the Iowa Finance Authority

On May 1, 2010, we obtained a loan to finance the purchase of an additional facility located in West Union, Iowa (the “West Union Facility”) to be used as a distribution center, warehouse facility, and manufacturing plant for certain products under the Art’s-Way brand. The funds for this loan were made available by the Iowa Finance Authority by the issuance of tax exempt bonds.  This loan has a principal amount of $1,300,000 and bears fixed interest at 3.5%. The loan requires monthly payments of principal and interest in the amount of $12,891.68, which payments commenced on July 1, 2010 and will continue until the maturity date of June 1, 2020. The terms of the loan require monthly payments of $12,891.68 for principal and interest.

This loan from the Iowa Finance Authority, which has been assigned to The First National Bank of West Union, is governed by a Note dated May 28, 2010 (the “IFA Note”) and a Loan Agreement dated May 1, 2010 (“the IFA Loan Agreement”). The loan is secured by a mortgage on our West Union Facility, pursuant to a Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated May 1, 2010 between the Company and The First National Bank of West Union (the “West Union Mortgage”). Please see Part I, Item 2 of this Quarterly Report, under the heading “Liquidity and Capital Resources,” for a more detailed discussion of the terms of this loan. The summary of the loan contained herein does not purport to be complete and is qualified in its entirety by reference to the IFA Note, the IFA Loan Agreement and the West Union Mortgage, copies of which are attached hereto as Exhibits 10.1, 10.2 and 10.3, respectively, and are incorporated herein by reference.

Asset Purchase

On May 10, 2101, we entered into an Asset Purchase Agreement with Alamo Group, Inc., pursuant to which we agreed to acquire the product line of M&W Balers from Alamo Group for a cash purchase price of approximately $453,000.  We completed the acquisition, and paid the purchase price in full, on June 11, 2010.  This price included $453,000 of inventory.  The acquisition was made to continue the Company’s growth strategy and diversify its product offerings inside the agricultural industry.  The purchase price was determined based on an arms-length negotiated value.  The transaction was accounted for under the purchase method of accounting, with the purchase price allocated to the individual assets acquired. The foregoing summary of the asset purchase does not purport to be complete and is qualified in its entirety by reference to our Asset Purchase Agreement with and the Alamo Group, a copy of which is attached hereto as Exhibit 2.1 and is incorporated herein by reference.

Item 6.    Exhibits

See “Exhibit Index” on page 21 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ART’S-WAY MANUFACTURING CO., INC.

Date: July 13, 2010	By:	/s/ Carrie L. Majeski
Carrie L. Majeski President, Chief Executive Officer and Principal Financial Officer

Exhibits Index

Exhibit No.	Description
2.1
Asset Purchase Agreement between Alamo Group, Inc. and Art’s-Way Manufacturing Co., Inc. dated May 10, 2010. Pursuant to Item 601(b)(2) of Regulation S-K, and subject to claims of confidentiality pursuant to Rule 24B-2 under the Securities Exchange Act of 1934, upon the request of the Commission, the Registrant undertakes to furnish supplementally to the Commission a copy of any schedule or exhibit to the Asset Purchase Agreement as follows:

Exhibit A Exhibit B Exhibit C Exhibit D	Hay Baler Equipment Hay Baler Inventory Jigs, Fixtures, Dies, Molds and Specialty Tooling Bill of Sale

10.1	Manufacturing Facility Revenue Note dated May 28, 2010, in the principal amount of $1,300,000, from Art’s-Way Manufacturing Co., Inc. to the Iowa Finance Authority
10.2	Loan Agreement Between Iowa Finance Authority and Art’s-Way Manufacturing Co., Inc. dated May 1, 2010
10.3	Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement between The First National Bank of West Union and Art’s-Way Manufacturing Co., Inc. dated May 1, 2010
31.1	Certificate pursuant to 17 CFR 240 13a-14(a)—filed herewith
32.1	Certificate pursuant to 18 U.S.C. Section 1350—filed herewith