Form 10-Q
period 2010-08-31
ARTS WAY MANUFACTURING CO INC
filed 2010-10-12
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2010
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

Number of common shares outstanding as of September 16, 2010: 3,992,182

Art’s-Way Manufacturing Co., Inc.

Index

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Balance Sheets

	(Unaudited)
	August 31,	November 30,
Assets	2010	2009
Current assets:
Cash	$544,612	$387,218
Accounts receivable-customers, net of allowance for doubtful accounts of $155,743 and $194,185 in 2010 and
2009, respectively	3,126,941	2,347,956
Inventories, net	13,978,405	11,928,234
Deferred taxes	847,000	882,000
Cost and Profit in Excess of Billings	125,212	141,778
Other current assets	302,921	1,038,902
Total current assets	18,925,091	16,726,088
Property, plant, and equipment, net	8,068,296	6,638,661
Covenant not to Compete	135,000	180,000
Goodwill	375,000	375,000
Total assets	$27,503,387	$23,919,749

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to bank	$2,272,000	$2,438,892
Current portion of term debt	603,136	473,341
Accounts payable	1,062,694	439,127
Customer deposits	498,035	249,278
Billings in Excess of Cost and Profit	115,987	28,884
Accrued expenses	1,609,035	791,381
Income taxes payable	548,835	422,205
Total current liabilities	6,709,722	4,843,108
Long-term liabilities
Deferred taxes	613,000	613,000
Term debt, excluding current portion	6,599,059	5,796,223
Total liabilities	13,921,781	11,252,331
Stockholders’ equity:
Common stock – $0.01 par value. Authorized 5,000,000 shares; issued 3,992,182 and 3,990,352 shares in 2010
and 2009	39,922	39,904
Additional paid-in capital	2,246,750	2,219,286
Retained earnings	11,294,934	10,408,228
Total stockholders’ equity	13,581,606	12,667,418
Total liabilities and stockholders’ equity	$27,503,387	$23,919,749

See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Operations
Condensed

	Three Months Ended		Year to Date
	August 31,	August 31,	August 31,	August 31,
	2010	2009	2010	2009
Net sales	$10,581,783	$5,600,464	$22,909,802	$19,406,975
Cost of goods sold	8,004,666	4,298,659	17,437,158	15,320,796
Gross profit	2,577,117	1,301,805	5,472,644	4,086,179
Expenses:
Engineering	102,042	89,316	309,342	248,445
Selling	549,959	436,416	1,476,102	1,249,729
General and administrative	654,234	562,814	2,081,037	1,985,972
Total expenses	1,306,235	1,088,546	3,866,481	3,484,146
Income from operations	1,270,882	213,259	1,606,163	602,033
Other income (expense):
Interest expense	(121,085)	(122,738)	(310,879)	(389,434)
Other	16,908	8,080	68,869	65,623
Total other income	(104,177)	(114,658)	(242,010)	(323,811)
Income before income taxes	1,166,705	98,601	1,364,153	278,222
Income tax expense	414,903	33,876	477,446	96,984
Net income	$751,802	$64,725	$886,707	$181,238
Net income per share:
Basic	0.19	0.02	0.22	0.05
Diluted	0.19	0.02	0.22	0.05

See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Cash Flows
Condensed

	Year To Date
	August 31,	August 31,
	2010	2009
Cash flows from operations:
Net income (loss)	$886,707	$181,238
Adjustments to reconcile net income to
net cash provided (used) by operating activities:
Stock based compensation	19,978	87,664
Depreciation expense	491,973	441,229
Amortization expense	45,000	45,000
Deferred income taxes	35,000	(110,000)
Changes in assets and liabilities, net of Roda and M&W acquisitions in 2010:
(Increase) decrease in:
Accounts receivable	(778,985)	1,434,276
Inventories	(418,009)	1,241,015
Other current assets	735,981	(80,481)
Income taxes receivable	-	87,000
Increase (decrease) in:
Accounts payable	623,567	(2,810,847)
Contracts in progress, net	103,669	(37,760)
Customer deposits	248,757	19,215
Income taxes payable	126,630	35,768
Accrued expenses	817,654	(415,078)
Net cash provided by operating activities	2,937,922	118,239
Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,921,608)	(322,396)
Purchase of assets of Roda	(1,179,001)	-
Purchase of assets of M&W	(453,161)	-
Net cash (used in) investing activities	(3,553,770)	(322,396)
Cash flows from financing activities:
Net change in line of credit	(166,892)	776,059
Net activity as a result of checks issued in excess of deposits	-	(274,043)
Payments of notes payable to bank	(367,369)	(319,888)
Proceeds from term debt	1,300,000	190,000
Proceeds from the exercise of stock options	7,503	15,440
Net cash provided by financing activities	773,242	387,568
Net increase in cash	157,394	183,411
Cash at beginning of period	387,218	103,450
Cash at end of period	$544,612	$286,861

Supplemental disclosures of cash flow information:
Cash paid/(received) during the period for:
Interest	$301,980	$393,252
Income taxes	315,063	95,072

Supplemental schedule of investing activities:
Roda acquisition:
Inventories	$1,179,001	$-
Cash paid	$1,179,001	$-

Supplemental schedule of investing activities:
M&W acquisition:
Inventories	$453,161	$-
Cash paid	$453,161	$-

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Description of the Company

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

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009.  The results of operations for the three and nine months ended August 31, 2010 are not necessarily indicative of the results for the fiscal year ending November 30, 2010.

(3)	Income Per Share

Basic net income per common share has been computed on the basis of the weighted average number of common shares outstanding.  Diluted net income per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.

Notes to Consolidated Financial Statements

Basic and diluted earnings per common share have been computed based on the following as of August 31, 2010 and August 31, 2009:

	For the three months ended
	August 31, 2010	August 31, 2009
Basic:
Numerator, net income	$751,802	$64,725
Denominator: Average number
of common shares
Outstanding	3,992,182	3,990,352
Basic earnings per
common share	$0.19	$0.02
Diluted:
Numerator, net income	$751,802	$64,725
Denominator: Average number
of common shares outstanding	3,992,182	3,990,352

Effect of dilutive stock options	11,584	9,598
	4,003,766	3,999,950
Diluted earnings per
common share	$0.19	$0.02

	For the nine months ended
	August 31, 2010	August 31, 2009
Basic:
Numerator, net income	$886,707	$181,238
Denominator: Average number
of common shares	3,991,381	3,987,856
Outstanding
Basic earnings per
common share	$0.22	$0.05
Diluted:
Numerator, net income	$886,707	$181,238
Denominator: Average number
of common shares outstanding	3,991,381	3,987,856

Effect of dilutive stock options	9,482	1,767
	4,000,863	3,989,623
Diluted earnings per
common share	$0.22	$0.05

Notes to Consolidated Financial Statements

(4)	Inventory

Major classes of inventory are:

	August 31, 2010	November 30, 2009
Raw materials	$8,361,107	$9,209,873
Work in process	427,945	258,621
Finished goods	7,166,335	4,060,163
	$15,955,388	$13,528,657
Less: Reserves	(1,976,983)	(1,600,423)
	$13,978,405	$11,928,234

(5)	Accrued Expenses

Major components of accrued expenses are:

	August 31, 2010	November 30, 2009
Salaries, wages, and commissions	$872,672	$425,133
Accrued warranty expense	314,750	96,370
Other	421,613	269,878
	$1,609,035	$791,381

(6)	Product Warranty

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

Notes to Consolidated Financial Statements

Changes in the Company’s product warranty liability for the three and nine months ended August 31, 2010 and August 31, 2009 are as follows:

	For the three months ended
	August 31, 2010	August 31, 2009

Balance, beginning	$148,412	$259,899
Settlements made in cash or in-kind	(51,842)	(137,506)
Warranties accrued	218,180	77,050
Balance, ending	$314,750	$199,443

	For the nine months ended
	August 31, 2010	August 31, 2009

Balance, beginning	$96,370	$327,413
Settlements made in cash or in-kind	(237,516)	(361,771)
Warranties accrued	455,896	233,801
Balance, ending	$314,750	$199,443

(7)	Loan and Credit Agreements

The Company has a $6,000,000 revolving line of credit with West Bank (the “Line of Credit”) which matures April 30, 2011.  The Line of Credit is renewable annually with advances funding the Company’s working capital and letter of credit needs.  The interest rate is West Bank’s prime interest rate, adjusted daily, with a minimum rate of 4.00%.  As of August 31, 2010, the interest rate was the minimum of 4.0%. Monthly interest-only payments are required and the unpaid principal is due on the maturity date.  As of August 31, 2010 and November 30, 2009, the Company had borrowed $2,272,000 and $2,438,892, respectively, against the Line of Credit.  The available amounts remaining on the Line of Credit were $3,728,000 and $3,561,108 on August 31, 2010 and November 30, 2009, respectively.  The borrowing base limits advances from the Line of Credit to 60% of accounts receivable less than 90 days, plus 60% of finished goods inventory, plus 50% of raw material inventory and work-in-process inventory, as calculated at each month-end.  The Company’s obligations under the Line of Credit are evidenced by a Commitment Letter dated April 27, 2010 (the “Commitment Letter”), a Promissory Note dated June 8, 2009, as updated by the Commitment Letter, and certain other ancillary documents.

On June 7, 2007, the Company obtained a term loan from West Bank in the amount of $4,100,000.  The loan, which had an outstanding principal balance of $3,221,306 as of August 31, 2010, matures on May 1, 2013 and bears fixed interest at 5.75%.  Monthly principal and interest payments in the amount of $42,500 are required, with a final payment of principal and accrued interest in the amount of $2,304,789 due on May 1, 2013.

The Company obtained two additional loans from West Bank in 2007 for the purpose of financing the construction of the Company’s new facilities in Monona and Dubuque.  On October 9, 2007, the Company obtained a loan for $1,330,000, which has a maturity date of May 1, 2013 and bears interest at a fixed interest rate of 5.75%.  Monthly payments of $11,000 are required for principal and interest, with a final payment of accrued interest and principal in the amount of $1,007,294 due on May 1, 2013.  On August 31, 2010, the outstanding principal balance on this loan was $1,183,842.

Notes to Consolidated Financial Statements

On November 30, 2007, the Company obtained a $1,500,000 construction loan to finance construction of the Dubuque, Iowa facility, which has a maturity date of May 1, 2013 and bears interest at a fixed interest rate of 5.75%.  Payments of $12,550 are due monthly for principal and interest, with a final accrued interest and principal payment in the amount of $1,114,714 due on May 1, 2013.  On August 31, 2010 the outstanding principal balance on this loan was $1,346,807.

Each of the Company’s loans from West Bank are governed by a Business Loan Agreement dated June 8, 2009 (the “Business Loan Agreement”), as modified by the Commitment Letter, which requires the Company to comply with certain financial and reporting covenants. The Company must provide monthly internally prepared financial reports, including accounts receivable aging schedules and borrowing base and compliance certificates, and year-end audited financial statements.  The Company must maintain a minimum debt service coverage ratio of 1.5, a maximum debt to tangible net worth ration of 1.25, and a minimum tangible net worth of $12,000,000, each as measured at the Company’s fiscal year-end. Further, the Company must obtain West Bank’s prior written consent for capital expenditures that exceed $500,000 annually. The loans are secured by a first position security interest on the assets of the Company and its subsidiaries, including but not limited to, inventories, accounts receivable, machinery, equipment and real estate. The Company and its subsidiaries were required to execute Agreements to Provide Insurance that set forth the insurance requirements for the collateral.

If the Company or either of its subsidiaries (as guarantors) commits an event of default under the Business Loan Agreement and fails or is unable to cure that default, West Bank may cease advances under the Line of Credit and has the option of causing all outstanding indebtedness to become immediately due and payable. Events of default include, without limitation: (i) becoming insolvent or subject to bankruptcy proceedings; (ii) defaulting on any obligations to West Bank; (iii) defaulting on any obligations to third parties that would materially affect the ability to perform obligations owed to West Bank; (iv) suffering a material adverse change in financial condition or the value of any collateral; and (v) making false statements to West Bank.

The Company was in compliance with all covenants under the Business Loan Agreement as measured on November 30, 2009.  Although compliance with the financial ratio covenants is measured only on an annual basis, the Company internally evaluates such ratios on a quarterly basis.  As of August 31, 2010, the Company was in compliance with all financial ratio covenants under the Business Loan Agreement.  The next measurement date is November 30, 2010.

On June 1, 2009, Art’s-Way Scientific received funds from two $95,000 promissory notes in connection with an agreement signed August 7, 2007 between Art’s-Way Scientific and the Iowa Department of Economic Development.  The first $95,000 promissory note is a 0% interest loan requiring 60 monthly payments of $1,583.33, with a final payment due July 1, 2014.  The outstanding principal balance on this note was $72,833 as of August 31, 2010. The second $95,000 promissory note, which had an outstanding principal balance of $95,000 as of August 31, 2010, is a forgivable loan subject to certain contract obligations.  These obligations include maintaining Art’s-Way Scientific’s principal place of business in Iowa, complying with certain tax and insurance requirements, and creating 16 full-time positions and retaining 21 full-time positions in Iowa, which must be maintained for a two-year period. Art’s-Way Manufacturing Co., Inc. has provided a guarantee in connection with these loans to Art’s-Way Scientific.

On May 1, 2010, the Company obtained a loan to finance the purchase of an additional facility located in West Union, Iowa to be used as a distribution center, warehouse facility, and manufacturing plant for certain products under the Art’s-Way brand. The funds for this loan were made available by the Iowa Finance Authority by the issuance of tax exempt bonds.  This loan had an original principal amount of $1,300,000 and bears fixed interest at 3.5%. The payments required on this loan began July 1, 2010 and continue until June 1, 2020. The terms of the loan require monthly payments of $12,891.68 for principal and interest. As of August 31, 2010, the outstanding principal balance on this loan was $1,282,407.

Notes to Consolidated Financial Statements

This loan from the Iowa Finance Authority, which has been assigned to The First National Bank of West Union, is governed by a Manufacturing Facility Revenue Note dated May 28, 2010 and a Loan Agreement dated May 1, 2010 (“the IFA Loan Agreement”), which requires the Company to provide quarterly internally prepared financial reports and year-end audited financial statements and to maintain a minimum debt service coverage ratio of 1.5 to 1.0, which will be measured at November 30 of each year, beginning November 30, 2010.  Among other covenants, the IFA Loan Agreement also requires the Company to maintain proper insurance on, and maintain in good repair, the West Union Facility, and continue to conduct business and remain duly qualified to do business in the State of Iowa.  The loan is secured by a mortgage on the Company’s West Union Facility, pursuant to a Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated May 1, 2010 between the Company and The First National Bank of West Union (the “West Union Mortgage”).

If the Company fails to make a required payment or perform any other covenant under the IFA Loan Agreement or the West Union Mortgage, becomes subject to bankruptcy or insolvency proceedings, defaults in payment on any of our other loan obligations in excess of $100,000, or if there is a determination that any of the Company’s representations made in the IFA Loan Agreement or related documents are materially false, the Company will be deemed to have committed an event of default under the IFA Loan Agreement.  If the Company does not cure the event of default within the time specified by the IFA Loan Agreement, the lender may cause the entire amount of the loan to be immediately due and payable and take any other action that it is permitted to take at law or in equity to enforce the Company’s performance.

A summary of the Company’s term debt is as follows:

	August 31, 2010	November 30, 2009

West Bank loan payable in monthly installments of $42,500 including interest at 5.75%, due May 1, 2013	$3,221,306	$3,457,625

West Bank loan payable in monthly installments of $11,000 including interest at 5.75%, due May 1, 2013	1,183,842	1,230,104

West Bank loan payable in monthly installments of $12,550 including interest at 5.75%, due May 1, 2013	1,346,807	1,399,751

Iowa Finance Authority loan payable in monthly installments of $12,891.68 including interest at 3.5%, due June 1, 2020	1,282,407	0

IDED loan payable in monthly installments of $1,583.33 including interest at 0%, due July 1, 2014.	72,833	87,084

IDED loan payable in monthly installments of $0 including interest at 0%, due July 1, 2014	95,000	95,000

Total term debt	7,202,195	6,269,564
Less current portion of term debt	603,136	473,341
Term debt, excluding current portion	$6,599,059	$5,796,223

Notes to Consolidated Financial Statements

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

Effective January 19, 2010, the company acquired certain assets related to the manure spreader product line of Roda Mfg., Inc.  The acquisition-date fair value of the total consideration transferred was approximately $1,189,900.   The Company expects the allocation of the purchase price to be finalized within one year of the acquisition date.  The operating results of the acquired business are reflected in the Company’s consolidated statement of operations from the acquisition date forward.  The amount of revenue attributable to the Roda Mfg. product line since the acquisition date was $357,753 for the period ended August 31, 2010.  The amount of revenue from all product lines for the combined entity as of August 31, 2010 was $22,909,802, compared with $19,406,975 as of August 31, 2009.  The amounts of expenses for the individual product lines are not separately identifiable as the production and related accounting are integrated. Prior information is not available for the product line.  The acquisition was made to continue the Company’s growth strategy and diversify its product offerings inside the agricultural industry.  The purchase price was determined based on an arms-length negotiated value.  The transaction is being accounted for under the acquisition method of accounting, with the purchase price allocated to the individual assets acquired.

Notes to Consolidated Financial Statements

In addition, effective June 11, 2010, the company acquired certain assets related to the baler product line of M&W, a subsidiary of the Alamo Group. The acquisition-date fair value of the total consideration transferred was approximately $453,000.  The Company expects the allocation of the purchase price to be finalized within one year of the acquisition date.  The operating results of the acquired business are reflected in the Company’s consolidated statement of operations from the acquisition date forward.  The amount of revenue attributable to the M&W baler product line since the acquisition date was $16,644 for the period ended August 31, 2010.  The amount of revenue for the combined entity as of August 31, 2010 was $22,909,802, compared with $19,406,975 as of August 31, 2009.  The amounts of expenses for individual product lines are not separately identifiable as the production and related accounting are integrated.  Prior information is not available for the product line.  The acquisition was made to continue the Company’s growth strategy and diversify its product offerings inside the agricultural industry.  The purchase price was determined based on an arms-length negotiated value.  The transaction is being accounted for under the acquisition method of accounting, with the purchase price allocated to the individual assets acquired.

(11)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.  At August 31, 2010, and November 30, 2009, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, and other current and long-term liabilities.  The carrying amounts approximate fair value because of the short maturity of these instruments.  The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

(12)	Related Party Transactions

The financial statements of Art’s-Way Manufacturing, Inc. include a sale by our Vessels division to Adamson Global Technology for $250,000.  The terms of this sale were consistent with those of an arm’s length transaction.  Adamson Global Technology is wholly-owned and operated by J. Ward McConnell, Jr., the Executive Chairman of the Board of Directors.

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

Notes to Consolidated Financial Statements

Approximate financial information with respect to the reportable segments is as follows.

Three Months Ended August 31, 2010
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$7,725,000	$502,000	$2,355,000	$10,582,000
Income from operations	1,092,000	(116,000)	295,000	1,271,000
Income before tax	1,062,000	(171,000)	276,000	1,167,000
Total Assets	20,367,000	3,139,000	3,997,000	27,503,000
Capital expenditures	101,000	21,000	9,000	131,000
Depreciation & Amortization	135,000	27,000	26,000	188,000

Three Months Ended August 31, 2009
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$4,993,000	$242,000	$365,000	$5,600,000
Income from operations	733,000	(89,000)	(431,000)	213,000
Income before tax	687,000	(141,000)	(447,000)	99,000
Total Assets	18,345,000	2,983,000	3,276,000	24,604,000
Capital expenditures	15,000	4,000	9,000	28,000
Depreciation & Amortization	115,000	25,000	25,000	165,000

Nine Months Ended August 31, 2010
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$15,927,000	$1,245,000	$5,738,000	$22,910,000
Income from operations	1,287,000	(344,000)	663,000	1,606,000
Income before tax	1,271,000	(514,000)	607,000	1,364,000
Total Assets	20,367,000	3,139,000	3,997,0000	27,503,000
Capital expenditures	1,839,000	37,000	46,000	1,922,000
Depreciation & Amortization	382,000	79,000	76,000	537,000

Nine Months Ended August 31, 2009
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$15,868,000	$616,000	$2,923,000	$19,407,000
Income from operations	1,569,000	(469,000)	(498,000)	602,000
Income before tax	1,446,000	(610,000)	(558,000)	278,000
Total Assets	18,345,000	2,983,000	3,276,000	24,604,000
Capital expenditures	275,000	38,000	9,000	322,000
Depreciation & Amortization	341,000	71,000	74,000	486,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009.  Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  Many of these forward-looking statements are located in this report under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i)  our expectation to remain in compliance with covenants in our loan agreements; (ii) the anticipated benefits of our efforts to improve our disclosure controls and procedures and remediate the material weakness in our internal control over financial reporting; (iii) our order backlog; and (iv) our beliefs regarding the sufficiency of working capital and our continued ability to renew or obtain financing on reasonable terms when necessary.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded.  We cannot provide any assurance with respect to our future performance or results.  Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) delays in or obstacles to our ability to successfully improve our disclosure controls and procedures and remediate the material weakness in our internal control over financial reporting; (ii) the impact of tightening credit markets on our ability to continue to obtain financing on reasonable terms; (iii) our ability to continue to meet debt obligations; (iv) the effect of general economic conditions on the demand for our products and the cost of our supplies and materials; (v) unforeseen costs or delays in implementing production of new products; and (vi)  other factors described from time to time in our reports to the SEC. We do not intend to update the forward-looking statements contained in this report. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of August 31, 2010 have remained unchanged from November 30, 2009.  These policies include revenue recognition, inventory valuation, income taxes and stock-based compensation.  Disclosure of these critical accounting policies is incorporated by reference under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for the three- and nine- month periods ended August 31, 2010 were $10,582,000 and $22,910,000 respectively, compared to $5,600,000 and $19,407,000 during the same respective periods in 2009, a $4,982,000 increase for the quarter and $3,503,000 increase year-to-date, or 88.9%, and 18.0% respectively.  While all three divisions had increases in sales year-to-date the largest increase can be attributed to our modular buildings segment (“Scientific”).  Consolidated gross profit margin for the third fiscal quarter of 2010 was 24.4% compared to 23.2% during the third fiscal quarter of 2009.  Year-to-date gross margin was 23.9% in fiscal 2010, compared to 21.1% in fiscal 2009.

Our third fiscal quarter sales at our agricultural products segment (“Manufacturing”) were $7,725,000, compared to $4,993,000 during the same period of 2009, a 54.7% increase.  Year-to-date sales were $15,927,000, up from $15,868,000 as of August 31, 2009, a 0.4% increase and a significant improvement over year-to-date results as of the end of the second fiscal quarter.  Although we have experienced decreased sales of Miller Pro products and OEM blowers, we have increased our sales of augers and beet equipment, which yield higher profit margins. Gross margins at Manufacturing for the third fiscal quarter of 2010 were 27.8% compared to 31.0% in fiscal 2009.   Our decreased gross margins for the quarter are primarily due to increased overtime wages in 2010 compared to 2009, and also due to negative material variances due to tighter inventory controls. Our year-to-date gross margins were 27.3%, compared to 26.1% for the same period in 2009.

Our third fiscal quarter sales at Vessels were $502,000, compared to $242,000 for the same period in 2009, a 107.7% increase.  Year-to-date sales were $1,245,000 in fiscal 2010, compared to $616,000 for the same period in 2009, a 101.9% increase.  A large portion of the year-to-date increase is due to a sale for $250,000 to Adamson Global Technology, which is wholly owned and operated by J. Ward McConnell, Jr., our Executive Chairman of the Board of Directors.  Gross margins at Vessels for the third fiscal quarter of 2010 were -5.0%, compared to 5.1% in fiscal 2009.  Year-to-date gross margins were       -4.4%, compared to -21.2% for the same period in 2009.  These increases can be attributed to our larger sales volume.

Our third fiscal quarter sales at Scientific were $2,355,000, compared to $365,000 for the same period in fiscal 2009, a 544.2% increase.  Year-to-date sales were $5,738,000 in fiscal 2010, compared to $2,923,000 for the same period in 2009, a 96.3% increase.  These increases are primarily due to higher demand during 2010, which we believe has resulted from improved economic conditions.    Gross margins at Scientific for the third fiscal quarter of 2010 were 19.4%, compared to -70.6% in 2009.  Year-to-date gross margins were 20.6%, compared to 2.5% for the same period in 2009.  During 2009, our low sales volume negatively impacted our gross margins.

Expenses

Our third fiscal quarter consolidated selling expenses were $550,000 compared to $436,000 for the same period in 2009.  Year-to-date selling expenses were $1,476,000 in 2010 compared to $1,250,000 for the same period in 2009.  The increase was primarily due to increased marketing efforts, including attending a greater number of trade shows, creating new product literature and increased advertising, as well as wages for additional sales staff.  Selling expenses as a percentage of sales were 5.2% and 6.4% for the three- and nine-month periods ending August 31, 2010, compared to 7.8% and 6.4% for the same respective periods in 2009.

Consolidated engineering expenses were $102,000 and $309,000 for the three and nine months ended August 31, 2010, compared to $89,000 and $248,000 for the same respective periods in 2009.  These increases were primarily due to the addition of engineering staff in Armstrong, Iowa.  Engineering expenses as a percentage of sales were 1.0% and 1.4% for the three- and nine-month periods ending August 31, 2010, compared to 1.6% and 1.3% for the same respective periods in 2009.

Consolidated administrative expenses for the three months ended August 31, 2010 were $654,000 compared to $563,000 for the same period in 2009.  Year-to-date administrative expenses were $2,081,000 compared to $1,986,000 for the same period in 2009. Administrative expenses as a percentage of sales were 6.2% and 9.1% for the three- and nine-month periods ending August 31, 2010, compared to 10.0% and 10.2% for the same respective periods in 2009.

Order Backlog

The consolidated order backlog as of August 31, 2010 was $4,823,000 compared to $6,174,000 as of August 31, 2009.  Manufacturing’s order backlog was $2,884,000 as of August 31, 2010, compared to $3,151,000 in fiscal 2009.  The backlog for Vessels was $655,000 as of August 31, 2010, compared to $511,000 in fiscal 2009. The backlog for Scientific was $1,334,000 as of August 31, 2010, compared to $2,512,000 in fiscal 2009. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time

Liquidity and Capital Resources

Our main use of funds year-to-date has been for the purchase of both the Roda and M&W product lines, as well as the acquisition of the facility in West Union, Iowa.  Our main sources of funds year-to-date have been cash from operations of approximately $2,938,000, as well as proceeds from financing activities.  Of the $2,938,000 of cash from operations, $1,441,000 is a result of the increased payables and accrued expenses.  The increase in accounts payable is primarily due to increased purchasing for the production of our new manure spreader product line.  The increase in accrued expenses has several factors including increased accruals for our warranties, an accrual for bonuses that was not present at year end, and also increased accrued property taxes due to our new facilities.

We have a $6,000,000 revolving line of credit with West Bank, pursuant to which we had borrowed $2,272,000 and $2,438,892 as of August 31, 2010 and November 30, 2009, respectively.  In addition, we have three term loans from West Bank, which had outstanding principal balances of $3,221,306, $1,183,842 and $1,346,806 as of August 31, 2010, respectively.  We have also received funds pursuant to two promissory notes from the Iowa Department of Economic Development. These notes had outstanding principal balances of $95,000 and $72,833 as of August 31, 2010, respectively.  In May 2010, the Iowa Finance Authority also extended us a loan to finance the purchase of a facility. As of August 31, 2010, the outstanding principal balance on this loan was $1,282,407.

Our loans require us to comply with various covenants, including maintaining certain financial ratios. We were in compliance with all financial ratio covenants as of November 30, 2009, our last measurement date.

For additional information about our financing activities, please refer to note 8 to the audited consolidated financial statements and the discussion entitled “Liquidity and Capital Resources,” each contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2009, as well as note 7 to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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

Item 4.  Controls and Procedures

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

Changes in Internal Controls

We have made significant progress, and continue to work on remediating the material weakness identified in our 2009 Annual Report on Form 10-K. During the first three quarters of 2010, we continued to improve our physical inventory count procedures to ensure that inventory is properly reflected in our financial statements. We intend to continue to implement and use these procedures throughout the 2010 fiscal year.  No other changes in our internal control over financial reporting occurred during the third fiscal quarter of 2010 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently not a party to any material pending legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved.)

Item 5.	Other Information

As previously disclosed on our Quarterly Report for the period ending May 31, 2010, on May 10, 2010, we entered into an Asset Purchase Agreement with Alamo Group, Inc., pursuant to which we agreed to acquire the product line of M&W Balers from Alamo Group for a cash purchase price of approximately $453,000.  We completed the acquisition, and paid the purchase price in full, on June 11, 2010.  This price included $453,000 of inventory. The foregoing summary of the asset purchase does not purport to be complete and is qualified in its entirety by reference to our Asset Purchase Agreement with and the Alamo Group, a copy of which is attached as Exhibit 2.1 to our Quarterly Report on Form 10-Q for the period ending May 31, 2010 and is incorporated herein by reference.

Item 6.	Exhibits

See “Exhibit Index” on page 21 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date: October 12, 2010	By:	/s/ Carrie L. Majeski
Carrie L. Majeski
President, Chief Executive Officer and Principal Financial Officer

Art’s-Way Manufacturing Co., Inc.

Exhibit Index

Form 10-Q for the Quarterly Period Ending August 31, 2010

Exhibit No.	Description
31.1	Certificate pursuant to 17 CFR 240 13a-14(a)—filed herewith
32.1	Certificate pursuant to 18 U.S.C. Section 1350—filed herewith