Form 10-Q/A
period 2010-05-31
ARTS WAY MANUFACTURING CO INC
filed 2010-10-15
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Art’s-Way Manufacturing Co., Inc. (the “Company) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended May 31, 2010, which was originally filed with the Securities and Exchange Commission (the “Commission”) on July 13, 2010 (the “Original Filing”), for the purpose of including the Exhibit 10.3 in the Original Filing (the “Exhibit”) to include the Commitment Letter (the “Letter”) and amend and restate “Other Information” under Part II, Items 5 and 6.

Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak of the dates described in the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates.  Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Commission subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in this Amendment.

Art’s-Way Manufacturing Co., Inc.

PART II – OTHER INFORMATION

Item 5. Other Information

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

Item 6. Exhibits

See “Exhibits Index” on page 5 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date: October 15, 2010	By:	/s/ Carrie L. Majeski
Carrie L. Majeski
President, Chief Executive Officer and Principal Financial Officer

Art’s-Way Manufacturing Co., Inc.

Exhibit Index

Form 10-Q for the Quarterly Period Ending May 31, 2010

Exhibit No.	Description
10.3	Commitment Letter from West Bank dated April 27, 2010
31.1	Certificate pursuant to 17 CFR 240 13a-14(a) – filed herewith
32.1	Certificate pursuant to 18 U.S.C. Section 1350—filed herewith

5