Form 10-K
period 2010-11-30
ARTS WAY MANUFACTURING CO INC
filed 2011-02-22
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______

FORM 10-K

_______

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $14,159,558

As of February 9, 2011, there were 4,010,852 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2011 Annual Meeting of Stockholders to be filed within 120 days of November 30, 2010, are incorporated by reference into Part III of this Form 10-K.

Transitional Small Business Disclosure Format (Check one):     ☐ Yes   ☒ No

Art’s-Way Manufacturing Co., Inc.

FORWARD LOOKING STATEMENTS

Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  Our forward-looking statements in this report relate to the following: our intent to focus our Modular Building segment’s product offerings on research facilities in primary market sectors and the financing of those facilities; our intent to grow our augers product line;  our intent to strengthen our international presence; our expectations regarding fluctuations in backlogs; our beliefs regarding competitive factors and our competitive strengths; our expectations regarding sales, future production levels and demand; our beliefs about the importance of intellectual property; our predictions regarding the impact of seasonality; our beliefs regarding the impact of the farming industry on our business; our expectation that continued participation of Miller Pro dealers will foster product recognition and acceptance; anticipated improvements to our facilities; our expectations regarding the adequacy of potential upgrades to our facilities; and our beliefs about our working capital, cash position and ability to obtain or renew financing; and our intentions for paying dividends. Many of these forward-looking statements are located in this report under “Item 1. BUSINESS;” “Item 2. “PROPERTIES” and “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” but they may appear in other sections as well.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded.  We cannot provide any assurance with respect to our future performance or results.  Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report. These factors include, but are not limited to: economic conditions that affect demand for our products; our ability to maintain compliance with our loan covenants, renew our line of credit and retain sufficient cash; the ability of our suppliers to meet our demands for raw materials and component parts; fluctuations in the price of raw materials, especially steel; our ability to predict and meet the demands of each market in which our segments operate; our ability to predict and respond to any seasonal fluctuations in demand; the existence and outcome of product liability claims; changes in environmental, health and safety regulations and employment laws; our ability to retain our principal executive officer; the cost of complying with laws, regulations, and standards relating to corporate governance and public disclosure, including Section 404 of the Sarbanes-Oxley Act and related regulations implemented by the SEC, and the demand such compliance places on management’s time; and loan covenant restrictions on our ability to pay dividends. We do not intend to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1.  BUSINESS.

General

Art’s-Way Manufacturing Co., Inc., a Delaware corporation (“we,” “us,” “our,” and the “Company”), began operations as a farm equipment manufacturer in 1956.  Since that time, we have become a worldwide manufacturer of agricultural equipment.  Our principal manufacturing plant is located in Armstrong, Iowa.

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

Business of Our Segments

Business of Art’s-Way Manufacturing

Art’s-Way Manufacturing (our “Agricultural Products” segment), which accounted for 71% of our net revenue in the 2010 fiscal year, manufactures a variety of specialized farm machinery under our own label, including: portable and stationary animal feed processing equipment and related attachments used to mill and mix feed grains into custom animal feed rations; a crop production line that includes grain drill equipment; a line of hay and forage equipment consisting of forage boxes, blowers, running gear, dump boxes and mergers; stalk shredders; a line of portable grain augers; a line of manure spreaders; sugar beet harvesting equipment; a line of land maintenance equipment; and moldboard plows.  We sell our labeled products through independent farm equipment dealers throughout the United States.  In addition, we manufacture and supply hay blowers under an original equipment manufacturer (OEM) agreement with Case New Holland (CNH).  Sales under our OEM agreement with CNH accounted for 2% of our consolidated sales for the fiscal year ended November 30, 2010. We also provide after-market service parts that are available to keep our branded and OEM produced equipment operating to the satisfaction of the end user of our products.

Business of Art’s-Way Vessels

Art’s-Way Vessels, Inc. (“Art’s-Way Vessels” or our “Pressurized Vessels” segment), which accounted for 5% of our net revenue in the 2010 fiscal year, is an Iowa corporation with its principal place of business located in Dubuque, Iowa.  Art’s-Way Vessels produces and sells pressurized vessels, both American Society of Mechanical Engineers (ASME) code and non-code. Art’s-Way Vessels provides a combination of services as a manufacturer and supplier of steel vessels and steel containment systems. We build in carbon steel and stainless steel, ranging from atmospheric (0 PSI) storage vessels up to any PSI pressure rating required.  We provide vessels ranging in size from 4 inches to 168 inches in diameter and in various lengths as our customers require. The vessels are primarily sold to manufacturing facilities that will use the vessel as a component part of their end product.  We primarily serve the following industries: water treatment; air receivers; refineries; co-generation; chemical; petrochemical; storage tanks; agriculture; marine; refrigeration; hydro pneumatic; heavy equipment; pharmaceuticals and mining.  In addition to our role as a fabricator of vessels, we provide services including:  custom CAD drawing; welding; interior linings and exterior finishing; passivation of stainless steel; hydrostatic and pneumatic testing; design, build and finishing of skids; installation of piping; non-destructive examination and heat treating.

Business of Art’s-Way Scientific

Art’s-Way Scientific, Inc. (“Art’s-Way Scientific” or our “Modular Buildings” segment), which accounted for 24% of our net revenue in the 2010 fiscal year, is an Iowa corporation with its principal place of business in Monona, Iowa. Art’s-Way Scientific produces and sells modular buildings, which are custom designed to meet the research needs of our customers. Buildings commonly produced range from basic swine buildings to complex containment research laboratories. In 2011, we plan to focus on providing research facilities for academic research institutions, government research and diagnostic centers, public health institutions and private research and pharmaceutical companies, as those are our primary market sectors.  Art’s-Way Scientific provides services from start to finish by designing, manufacturing, delivering, installing and renting or financing the building units.

Our Principal Products

Art’s-Way Manufacturing

From its beginnings as a producer of portable grinder mixers, our Agricultural Products segment has grown through developing several new products and with our acquisitions.  In 2009, we began manufacturing  a line of portable grain augers in Salem, South Dakota, and in 2010 we acquired a line of manure spreaders from Roda Manufacturing, Inc., and the M&W line of hay balers from Alamo Group Inc. Today, our Agricultural Products segment manufactures an array of products relating to feed processing, crop production, augers, spreaders, hay and forage, tillage and land management and sugar beet harvesting equipment.  We primarily manufacture products under the Art’s-Way, Miller Pro, and Badger brand names. Our Agricultural Products segment also maintains a small volume of OEM work for the industry’s leading manufacturers.

Grinder mixer line.  The grinder mixer line represents our original product line.  Our founder, Arthur Luscombe, designed the original PTO powered grinder-mixer prior to the Company’s inception.  Grinder mixers are used to grind grain and mix in proteins for animal feed.  They have several agricultural applications, and are commonly used in livestock operations.  Our grinder mixers have wide swing radiuses to allow users to reposition the discharge tube from one side of the tank to the other in one step.  Our 5105 grinder mixer offers a 105-bushel tank with a 20-inch hammermill.  In 2010 we discontinued our 5165 grinder mixer and replaced it with our new 6520.  Our 6520 is the largest in the industry, with a 165-bushel tank and a 26-inch hammermill.  This new model decreased the unit’s unload time by more than 50%. Our Cattle Maxx rollermill mixer products offer consistent feed grain rations for beef and dairy operations and are available in 105-bushel and 165-bushel capacities.

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

Hay and forage line.  We offer highly productive hay and forage tools for the full range of producers.  This product line includes high capacity forage boxes for transporting hay from the field with optional running gear to provide superior stability and tracking.  High velocity, high volume forage blowers are able to fill the tallest silos with lower power requirements.  Cam action rotary rakes and power mergers will gently lift the crop, carry it to the windrow and release it, saving more leaves and forming a faster drying, fluffier windrow.  High performance V-style and carted finger wheel rakes offer growers value and include such features as large capacity and high clearance with ease of adjustment and operation.  This year, we added M&W balers to our product lineup to compliment and expand our offerings in the hay and forage markets.  These balers are ideal for the dairy and equine segments that serve niche markets in the East North Central and the East South Central regions of the United States.  The primary use of these balers is efficiently turning grass, alfalfa, clover, corn stalks, silage, peanut and straw hay into storable bales to save space and extend the life of these harvested feed sources.

Augers line.  We established a portable grain auger manufacturing plant in Salem, South Dakota in December 2009.  Models are available painted white or hot dipped galvanized. Rolling Hopper Augers are constructed from 12 gauge tube and ¼” flighting. These augers feature an internal drive with externally mounted gear boxes for proper venting and easier maintenance. Driveline augers are also available with either power take-off unit (PTO) or electric drive. These heavy-duty augers have a reversible gear box which permits PTO operation from either side.  We intend to continue to add models to this growing product line.

Manure Spreaders. In 2010, we entered the manure-handling equipment industry with the acquisition of a line of manure spreaders from Roda Manufacturing, Inc.  Roda is a well-known name with a rich tradition in the West North Central Region of the United States with the origin of the spreaders dating back to the 1950s.  We offer vertical and horizontal beaters and rear discharge manure spreaders in both truck-mount and pull-type configurations.  Our products are ideal for spreading livestock manure, compost and lime.  These spreaders boast a heavy-duty and rugged design with one of the best spread patterns in the industry, allowing for efficient and consistent nutrient and land management.

Art’s-Way Vessels

We build vessels in carbon steel and stainless steel, ranging from atmospheric (0 PSI) storage vessels up to any PSI pressure rating required.  Sizes range from 4” to 168” diameter and larger and to any length of vessel the customer requires.

Art’s-Way Scientific

We supply laboratories for bio-containment, animal science, public health, and security requirements. We custom design, manufacture, deliver, and install laboratories and research facilities to meet customers’ critical requirements.  We are seeing significant requests for temporary facilities.  To respond to this demand we began leasing buildings to customers in 2010.

Product Distribution and Markets

We distribute goods for our Agricultural Products segment primarily through a network of approximately 1,800 U.S. and Canadian independent dealers whose customers require specialized agricultural machinery. We have sales representation in 47 states and seven Canadian provinces; however, many dealers sell only service parts for our products.  Our dealers sell our products to various agricultural and commercial customers.  We also maintain a local sales force in our Armstrong, Iowa facility to provide oversight services for our distribution network, communicate with end users, and recruit and train dealers on the uses of our products.  Our local service parts staff is available to help customers and dealers with their service parts needs. Our Pressurized Vessels and Modular Building segments traditionally sell products customized to the end-users’ requirements directly to the end-users.

We currently export products to six foreign countries. We have been shipping grinder mixers abroad since 2006, and have recently begun exporting portable rollermills as well. We look forward to strengthening these relationships and developing new international markets as well.

Backlog.  Our backlogs of orders vary on a daily basis.  As of February 10, 2011, Art’s-Way Vessels had approximately $217,000 of backlog, Art’s-Way Scientific had approximately $943,000 backlog and Art’s-Way Manufacturing had a backlog of approximately $13,685,000.  Because we expect that our order backlogs will continue to fluctuate as orders are received, filled, or cancelled, and due to dealer discount arrangements we may enter into from time to time, these figures are not necessarily indicative of future revenue.

Recent Product Developments

During 2010, development in our Agricultural Products segment consisted of a newly designed grinder mixer, the 6520, and additions to the auger product line.  We also expanded our product offering through the acquisition of a line of manure spreaders from Roda Manufacturing, Inc. and the M&W line of hay balers from Alamo Group Inc.

During 2010, development in our Modular Building segments consisted of a newly-designed smart frame system.

Our Pressurized Vessels segment fills orders based on customer specifications, so we did not engage in significant product developments for these segments during 2010.

Competition

In addition to the competitive strengths of each of our segments described below, we believe our Company’s diversified revenue base provides protection against competitive factors in any one industry. Our Pressurized Vessels and Modular Buildings segments provide the Company with diversified revenues rather than solely relying on the agricultural machinery sector. We are also diversified on the basis of our sales presence and customer base.

Art’s-Way Manufacturing

Our Agricultural Products segment competes in a highly competitive agricultural equipment industry. We compete with larger manufacturers and suppliers that have broader product offerings and significant resources at their disposal; however, we believe that our competitive strengths allow us to compete effectively in our market.

Management believes that grain and livestock producers, as well as those who provide services to grain and livestock operations, are the primary purchasers of agricultural equipment. Many factors influence a buyer’s choice for agricultural equipment. Any one or all factors may be determinative, but they include brand loyalty, the relationship with dealers, product quality and performance, product innovation, product availability, parts and warranty programs, price and customer service.

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

In addition, in order to capitalize on brand recognition for our Agricultural Products segment, we have numerous product lines produced under our label and private labels, and have made strategic acquisitions to strengthen our dealer base.  We also provide aftermarket service parts which are available to keep our branded and OEM-produced equipment operating to the satisfaction of the customer.  Art’s-Way Manufacturing sells products to customers in the United States and six foreign countries through a network of approximately 1,800 independent dealers in the United States and Canada, as well as overseas dealers in the United Kingdom and Australia.

We believe that our competitive pricing, product quality and performance, a network of worldwide and domestic distributors and our strong market share for many of our products allow us to compete effectively in the agricultural products market.

Art’s-Way Vessels

Competition in the pressurized vessel industry is intense.  It is critical in this business to deliver a quality product on a timely basis.  We believe that Art’s-Way Vessels has room for improvements from a delivery standpoint.  We have narrowed the scope of products that it will produce to better control production schedules.  Art’s-Way has the ability and the capacity to increase sales.

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

Art’s-Way Scientific

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

Raw Materials, Principal Suppliers and Customers

Raw materials for Art’s-Way Manufacturing, Art’s-Way Vessels and Art’s-Way Scientific are acquired from domestic and foreign sources and normally are readily available.  Currently, we purchase the lifter wheels used to manufacture our sugar beet harvesters from a supplier located in China. We also purchase rake tines and gearboxes from a supplier in Italy.  However, these suppliers are not principal suppliers and there are domestic sources for these materials available.

We have an original equipment manufacturer (OEM) supplier agreement with Case New Holland (CNH) for our Agricultural Products segment. Under the OEM agreement, we have agreed to supply CNH’s requirements for certain feed processing and service parts, primarily blowers, under CNH’s label.  The agreement has no minimum requirements and can be cancelled upon certain conditions.  The agreement with CNH ran through September 2006, but the agreement continues in force until terminated or cancelled. We have not terminated or cancelled the agreement as of November 30, 2010. For the years ended November 30, 2010 and 2009, sales under the CNH label aggregated approximately 2% and 8% of consolidated sales, respectively.

In our Modular Building segment, we regularly partner with construction companies to provide excavation and other services that are required for project completion.  Over the last two years, we have partnered with a construction company on various projects.  Our sales to that company were 10.5% of consolidated sales in 2010 and 1.3% of consolidated sales in 2009. We believe that competitively priced, high quality alternative partners are available should the need arise.

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

Research and Development Activities

Art’s-Way Manufacturing is continually engaged in research and development activities to improve and enhance our existing products.  We perform research and development activities internally, and the cost of our research and development activities is not borne by our customers.  Our research and development expenses are cyclical; they may be high in one year, but would tend to be lower the next, with an increase in production expenses as our new ideas are manufactured.  Research and development expenses during our 2010 fiscal year accounted for $182,000 of our total consolidated engineering expenses, compared to $212,000 during our 2009 fiscal year. For more information please see “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Art’s-Way Vessels produces custom tanks and vessels that are manufactured in accordance with specifications provided by our customers. Similarly, Art’s-Way Scientific designs modular buildings in accordance with customer specifications.  Art’s-Way Vessels did not incur any research and development costs in 2010.  Art’s-Way Scientific developed a smart frame which accounted for $6,000 of our total consolidated research and development expenses.

Government Relationships and Regulations; Environmental Compliance

Art’s-Way Scientific must design, manufacture and install its modular buildings in accordance with state building codes, and the company has been able to achieve the code standards in all instances.  In addition, we are subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of materials into the environment. During our 2010 fiscal year, we expended $24,000 on environmental compliance.

Employees

As of November 30, 2010, we employed approximately one hundred thirty employees at Art’s-Way Manufacturing, five of whom were employed on a part-time basis.  As for the same date, we had approximately fifteen full-time employees at Art’s-Way Vessels.  In addition, Art’s-Way Scientific employed approximately twenty five employees, two of whom worked on a part-time basis.  We experience immaterial fluctuations in employee levels based upon demand for our product lines, and the numbers provided above do not necessarily represent our peak employment during our 2010 fiscal year.  See “Item 2. PROPERTIES.”

Item 2.  PROPERTIES.

Our executive offices, production and warehousing facilities are located in Armstrong, Iowa.  These facilities were constructed after 1965 and remain in good condition.  The facilities in Armstrong contain approximately 249,000 square feet of usable space, which includes a 9,200 square foot addition built in fiscal 2009. During fiscal year 2008, we installed approximately 40,100 square feet of raised steel roofing at a cost of $300,000.  We plan to complete the reroofing project over the next several years. We expect to complete the roof over the 15,000 square feet of office area in 2011.  In addition, we own approximately 127 acres of land west of Armstrong, on which the factory and inventory storage space is situated. We currently lease excess land to third parties for farming.

We had been leasing a small manufacturing facility on a month-to-month basis in Salem, South Dakota.  During fiscal 2010 we purchased this facility.  The facility contains approximately 15,000 square feet of usable space.

We also purchased an office, production and warehousing facility located in West Union, Iowa on approximately 29 acres in fiscal 2010.  This purchase was completed in April 2010 and the property is in good condition.  The facility in West Union contains approximately 190,000 square feet of usable space.

We completed construction on a new facility for Art’s-Way Vessels in Dubuque, Iowa as of February 2008.  The facility is 34,450 square feet, steel-framed, with a crane that runs the length of the building.  A paint booth and a blast booth were installed in the first quarter of 2009. The new facility gives us capacity to hire additional employees and increase production.  We expect that production levels will continue to increase in the future, and we still have excess production capacity for that growth.

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

Item 4.  REMOVED AND RESERVED

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the NASDAQ Capital Market® under the symbol “ARTW.”  The ranges of high and low sales prices for each quarter, as reported by NASDAQ, are shown below.

	Common Stock High and Low Sales Prices Per Share by Quarter
	Fiscal Year Ended November 30, 2010		Fiscal Year Ended November 30, 2009
	High	Low	High	Low
First Quarter	$4.74	$3.54	$5.00	$2.90
Second Quarter	$7.12	$4.71	$6.35	$3.06
Third Quarter	$6.18	$4.76	$6.27	$3.95
Fourth Quarter	$11.42	$5.72	$5.40	$3.42

Stockholders

We have one class of $0.01 par value common stock.  As of November 30, 2010, we had approximately 100 stockholders of record.  As of February 11, 2011, we have approximately 102 stockholders of record.

Dividends

On November 9, 2010, we announced a dividend of $0.06 per share that was paid on November 30, 2010 to stockholders of record as of November 12, 2010.   We expect that the payment of and the amount of any future dividends will depend on our financial condition at that time, and we may have to request permission from our lender to declare dividends in the future.

Unregistered Sales of Equity Securities

None.

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

Financial Position

We believe that our consolidated balance sheet indicates a strong financial position.  During fiscal year 2010, we increased our inventories approximately 15%.  Much of this increase resulted from our acquisition of a line of manure spreaders from Roda Manufacturing, Inc., and the M&W line of hay balers from Alamo Group Inc..  We also increased our finished goods inventory in order to provide better delivery to our customers.   Payables increased over fiscal 2009 as we acquired raw materials during the fourth quarter of 2010 in order to accommodate a shift in our production schedule for beet equipment to early 2011.  We believe our working capital is strong as we move into 2011, because we have obtained prepayments for a portion of our equipment sales and we have availability on our operating line of credit.  Our debt levels increased this year as we financed the new facility in West Union, Iowa; nevertheless we continue to increase our tangible net worth.

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

 Inventories

Inventories are stated at the lower of cost or market, and cost is determined using the standard costing method.  Management monitors the carrying value of inventories using inventory control and review processes that include, but are not limited to, sales forecast review, inventory status reports, and inventory reduction programs.  We record inventory write downs to market based on expected usage information for raw materials and historical selling trends for finished goods. If the assumptions made by management do not occur, we may need to record additional write downs.

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

Revenue Recognition

Revenue is recognized when risk of ownership and title pass to the buyer, generally upon the shipment of the product. All sales are made to authorized dealers whose application for dealer status has been approved and who have been informed of general sales policies. Any changes in Company terms are documented in the most recently published price lists. Pricing is fixed and determinable according to the Company’s published equipment and parts price lists. Title to all equipment and parts sold shall pass to the buyer upon delivery to the carrier and is not subject to a customer acceptance provision. Proof of the passing of title is documented by the signing of the delivery receipt by a representative of the carrier. Post shipment obligations are limited to any claim with respect to the condition of the equipment or parts. A provision for warranty expenses, based on sales volume, is included in the financial statements. Our returns policy allows for new and saleable parts to be returned, subject to inspection and a restocking charge which is included in net sales. Whole goods are not returnable. Shipping costs charged to customers are included in net sales.  Freight costs incurred are included in cost of goods sold.

In certain circumstances, upon the customer’s written request, we may recognize revenue when production is complete and the good is ready for shipment. At the buyer’s request, we will bill the buyer upon completing all performance obligations, but before shipment. The buyer dictates that we ship the goods per their direction from our manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that we will segregate the goods from our inventory, such that they are not available to fill other orders. This agreement also specifies that the buyer is required to purchase all goods manufactured under this agreement. Title of the goods will pass to the buyer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the buyer, and the buyer agrees to maintain insurance on the manufactured items that have not yet been shipped.  We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both buyer and seller. The credit terms on this agreement are consistent with the credit terms on all other sales.  All risks of loss are shouldered by the buyer, and there are no exceptions to the buyer’s commitment to accept and pay for these manufactured goods. Revenues recognized at the completion of production in 2010 and 2009 were $593,572 and $2,115,533, respectively.

Art’s-Way Scientific, Inc. is in the construction industry, and, as such, accounts for long-term contracts on the percentage-of-completion method. Revenue and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Contract losses are recognized when current estimates of total contract revenue and contract cost indicate a loss. Estimated contract costs include any and all costs appropriately allocable to the contract. The provision for these contract losses will be the excess of estimated contract costs over estimated contract revenues.

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

Results of Operations

Fiscal Year Ended November 30, 2010 Compared to Fiscal Year Ended November 30, 2009

On a consolidated basis, our sales and gross profit increased during our 2010 fiscal year.  Our consolidated net sales totaled $28,951,378 for the period ended November 30, 2010, which represents a 10.1% increase from our consolidated net sales of $26,296,133 in 2009.  Our consolidated gross profit increased from 20.4% to 23.5% between our 2009 and 2010 fiscal years, from $5,372,247 to $6,809,136, respectively.  Our consolidated expenses increased by 7.2%, from $4,663,858 to $4,914,108. Because the majority of our corporate general and administrative expenses are borne by Art’s-Way Manufacturing, that entity represented $3,797,562 of our total consolidated operating expenses, while Art’s-Way Vessels and Art’s-Way Scientific represented $432,792 and $683,754 of the total, respectively. Art’s-Way Manufacturing was responsible for $1,960,516 and Art’s-Way Scientific was responsible for $552,481 of our consolidated income from operations.  Art’s-Way Vessels had operating losses of $617,969.

Art’s-Way Manufacturing. Art’s-Way Manufacturing’s sales revenue in our 2010 fiscal year totaled $20,586,204, which represents a 1.6% decrease in revenues from our 2009 total of $20,926,385.  The decrease in sales for Art’s-Way Manufacturing, including OEM sales, was largely due to unfavorable economic conditions for the dairy industry, which depressed sales of our hay and forage equipment in 2010.  Sales for OEM blowers decreased 77% and our Miller Pro sales dropped 30%, we expect these sales to strengthen as the dairy markets strengthen.  Our Art’s-Way branded products and parts saw an increase of 7% over 2009 despite the unfavorable conditions in the dairy industry.  This was in large part due to the increase in sales of our auger line, which increased 71%, and our beet harvesting equipment, which increased by 61%.  Gross profit for Art’s-Way Manufacturing increased from 24% for 2009 to 28% for 2010. This increase is due to several factors, including, most significantly, increased margins in our forage box line and the reduction of OEM sales, which traditionally have had weaker margins in comparison to our Art’s Way branded production.  In 2009 we carried over a number of forage box orders because we were unable to meet the market’s demand in 2008.  In order to keep the orders we needed to maintain our 2008 prices which adversely affected our 2009 margins.

Art’s-Way Manufacturing also incurred significant expense in association with it acquisitions during fiscal 2010.  These acquisition costs included integrating the inventory from the acquired M&W and Roda product lines, as well as moving inventory to the new facility in West Union, Iowa.  We also incurred expense for the construction of an additional building that was not yet incorporated into a production facility.  These expenses included utilities, taxes and indirect labor, among other expenditures.

Total operating expenses in our 2010 fiscal year were $3,797,562 for Art’s-Way Manufacturing, representing approximately 18.5% of net sales and an 11.8% increase from the prior year.  These increases are primarily due to the increase in bonus expenses.  Due to poor economic conditions in 2009 we did not accrue or pay any bonuses.  In 2010 we returned to accruing for performance bonuses. Finally, total income from operations for Art’s-Way Manufacturing increased from $1,633,023 in our 2009 fiscal year to $1,960,516 in 2010, representing a 20.1% increase for our 2010 fiscal year.

Art’s-Way Vessels. Art’s-Way Vessels experienced a 87.3% increase in net sales for the fiscal year ended November 30, 2010, from $819,239 to $1,534,056.  We are in the process of reestablishing our customer base and reputation, as well as developing both our sales and production staff.    We saw dramatic increases in sales in fiscal 2010, and we anticipate continued sales growth in fiscal 2011.  The increased sales volume at Art’s-Way Vessels allowed us to reduce our gross losses, loss before the recognition of sales, engineering and general and administrative expenses, from $369,503 in 2009 to $185,177 in 2010. However, even with higher sales, our production levels are not sufficient to absorb our fixed overhead costs; consequently this segment continued to experience negative gross margins in fiscal 2010.

Art’s-Way Scientific. Art’s-Way Scientific experienced a 50.1% increase in net sales for the 2010 fiscal year, from $4,550,509 to $6,831,118.  The economic downturn during late 2008 and 2009 affected this segment significantly.  While we are pleased with the increase in sales over fiscal 2009, we anticipate sales to continue to improve as we progress into the 2011 fiscal year.  The sales cycle for these jobs can extend over years and we believe that we are now returning to the normal sales cycle.  Similarly, gross profit increased to $1,236,235 from $710,322, a 74.1% increase.  Operating expenses decreased from $829,187 for the 2009 fiscal year to $683,754 for the 2010 fiscal year.  Income from operations totaled -$118,856 for the 2009 fiscal year, as compared to $552,481 for fiscal 2010.  In the 2009 fiscal year Art’s-Way Scientific also contributed $909,700 of income under the caption “Other” on the Consolidated Statements of Operations as a result of the gains from insurance proceeds due to the fire in January 2007.

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

Seasonality

Sales of our agricultural products are seasonal; however, we have tried to decrease this impact of seasonality through the development of beet harvesting machinery coupled with private labeled products, as the peak periods for these different products occur at different times.

We believe that our pressurized vessel sales are not seasonal.  Our modular building sales are somewhat seasonal, and we believe that this is due to the budgeting and funding cycles of the universities that commonly purchase our modular buildings.  We believe that this cycle can be offset by building backlogs of inventory and through increased sales to other public and private sectors.

Liquidity and Capital Resources

During fiscal 2010, we used $3,948,435 of cash in connection with investing activities, which included the purchase of both the Roda and M&W product lines, as well as the acquisition of the facilities in West Union, Iowa and Salem, South Dakota.  Our main sources of funds was cash from operations of approximately $3,593,512, as well as proceeds from financing activities, including an increase in long-term debt of $1,313,000 to finance our purchase of the facility in West Union, Iowa.  Of the $3,593,512 of cash from operations, $1,159,278 is a result of the increased payables and accrued expenses.  The increase in accounts payable is primarily due to increased purchasing for the production of our new manure spreader product line and upcoming beet harvester equipment.  The increase in accrued expenses was caused by several factors including increased accruals for our warranties, an accrual for bonuses that was not present at the prior year end, and also increased accrued property taxes due to our new facilities.

We have a $6,000,000 revolving line of credit with West Bank, pursuant to which we had borrowed $2,084,000 and $2,438,892 as of November 30, 2010 and November 30, 2009, respectively.  In addition, we have three term loans from West Bank, which had outstanding principal balances of $3,140,229, $1,167,970 and $1,328,642 as of November 30, 2010, respectively.  We have also received funds pursuant to two promissory notes from the Iowa Department of Economic Development. These notes had outstanding principal balances of $95,000 and $68,083 as of November 30, 2010, respectively.  In May 2010, the Iowa Finance Authority also extended us a loan to finance the purchase of a facility. As of November 30, 2010, the outstanding principal balance on this loan was $1,255,120. In September 2010, we obtained an interest-free $13,000 revolving loan from the West Union Community Development Corporation, which requires annual principal payments of $4,333 on the first of September for each of the next three years.

Our loans require us to comply with various covenants, including maintaining certain financial ratios and obtaining prior written consent from West Bank for capital expenditures that exceed $500,000 annually. We obtained consent from West Bank to make capital expenditures in excess of $500,000 in fiscal 2010 and were in compliance with all covenants as of November 30, 2010.

For additional information about our financing activities, please refer to note 8 to the audited consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

The following table represents our working capital and current ratio for the past two fiscal years:

	Fiscal Year Ended
	November 30, 2010	November 30, 2009
Current Assets	$17,930,056	$16,726,088
Current Liabilities	6,166,355	4,843,108
Working Capital	$11,763,701	$11,882,980

Current Ratio	2.91	3.45

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
Armstrong, Iowa

We have audited the accompanying consolidated balance sheets of Art's-Way Manufacturing Co., Inc. and Subsidiaries as of November 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Art's-Way Manufacturing Co., Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Art's-Way Manufacturing Co., Inc. and Subsidiaries as of November 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Minneapolis, Minnesota
February 22, 2011

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Balance Sheets
November 30, 2010 and 2009

	2010	2009
Assets
Current assets:
Cash	$317,103	$387,218
Accounts receivable-customers, net of allowance for doubtful
accounts of $114,834 and $194,185 in 2010 and 2009, respectively	2,493,624	2,347,956
Inventories, net	13,795,816	11,928,234
Deferred taxes	821,000	882,000
Cost and Profit in Excess of Billings	256,739	141,778
Other current assets	245,774	1,038,902
Total current assets	17,930,056	16,726,088
Property, plant, and equipment, net	8,033,415	6,638,661
Asset held for lease	319,091	-
Covenant not to Compete	120,000	180,000
Goodwill	375,000	375,000
Total assets	$26,777,562	$23,919,749
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to bank	$2,084,000	2,438,892
Current portion of term debt	615,294	473,341
Accounts payable	1,008,688	439,127
Customer deposits	440,888	249,278
Billings in Excess of Cost and Profit	41,571	28,884
Accrued expenses	1,381,098	791,381
Income taxes payable	594,816	422,205
Total current liabilities	6,166,355	4,843,108
Long-term liabilities
Deferred taxes	568,000	613,000
Term debt, excluding current portion	6,452,750	5,796,223
Total liabilities	13,187,105	11,252,331
Stockholders’ equity:
Common stock – $0.01 par value. Authorized 5,000,000 shares;
issued 4,008,352 and 3,990,352 shares in 2010 and 2009	40,084	39,904
Additional paid-in capital	2,328,668	2,219,286
Retained earnings	11,221,705	10,408,228
Total stockholders’ equity	13,590,457	12,667,418
Total liabilities and stockholders’ equity	$26,777,562	$23,919,749

See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Operations
Years ended November 30, 2010 and 2009

	2010	2009
Net sales	$28,951,378	$26,296,133
Cost of goods sold	22,142,242	20,923,886
Gross profit	6,809,136	5,372,247
Expenses:
Engineering	417,521	358,132
Selling	1,810,522	1,629,330
General and administrative	2,686,065	2,676,396
Total expenses	4,914,108	4,663,858
Income from operations	1,895,028	708,389
Other income (expense):
Interest expense	(423,267)	(508,145)
Other	86,162	1,014,911
Total other expense	(337,105)	506,766
Income before income taxes	1,557,923	1,215,155
Income tax	504,426	452,905
Net income	$1,053,497	$762,250
Net income per share:
Basic	0.26	0.19
Diluted	0.26	0.19

See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Cash Flows
Years ended November 30, 2010 and 2009

	2010	2009
Cash flows from operations:
Net income	$1,053,497	$762,250
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	28,322	118,537
Depreciation expense	655,885	596,118
Amortization expense	60,000	60,000
Bad debt expense	40,293	134,543
Deferred income taxes	16,000	21,000
Changes in assets and liabilities net of Roda and M&W acquisitions in 2010:
(Increase) decrease in:
Accounts receivable	(185,961)	768,827
Inventories	(299,778)	3,244,489
Other current assets	793,128	(927,369)
Income taxes receivable	-	87,000
Other, net	10,901	-
Increase (decrease) in:
Accounts payable	569,561	(2,986,758)
Contracts in progress, net	(102,274)	(394,300)
Customer deposits	191,610	173,298
Income taxes payable	172,611	422,205
Accrued expenses	589,717	(532,144)
Net cash provided by operating activities	3,593,512	1,547,696
Cash flows from investing activities:
Asset held for lease	(319,091)	-
Purchases of property, plant, and equipment	(2,043,284)	(379,737)
Purchase of assets of Roda	(1,158,862)	-
Purchase of assets of M&W	(427,198)	-
Net cash (used in) investing activities	(3,948,435)	(379,737)
Cash flows from financing activities:
Net change in line of credit	(354,892)	(142,883)
Net activity as a result of checks issued in excess of deposits	-	(274,043)
Payments of notes payable to bank	(514,520)	(433,284)
Proceeds from term debt	1,313,000	190,000
Proceeds from the exercise of stock options	81,240	15,440
Dividends paid to stockholders	(240,020)	(239,421)
Net cash provided (used) by financing activities	284,808	(884,191)
Net increase/(decrease) in cash	(70,115)	283,768
Cash at beginning of period	387,218	103,450
Cash at end of period	$317,103	$387,218

Supplemental disclosures of cash flow information:
Cash paid/(received) during the period for:
Interest	$415,267	$512,314
Income taxes	315,063	95,072

Supplemental disclosure of noncash investing activities:
Transfer of building from inventory to asset held for lease	$319,091	$-

Supplemental schedule of investing activities:
Roda acquisition:
Inventories	$1,140,606	$-
Property, plant and equipment	7,355	-
Prepaid Expenses	10,901	-
Cash paid	$1,158,862	$-

M&W acquisition:
Inventories	$427,198	$-
Cash paid	$427,198	$-

See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Stockholders’ Equity
Years ended November 30, 2010 and 2009

	Common stock		Additional
	Number of		paid-in	Retained
	shares	Par value	capital	earnings	Total

Balance, November 30, 2008	3,986,352	$39,864	$2,085,349	$9,885,399	$12,010,612
Exercise of stock options	4,000	40	15,400	—	15,440
Stock based compensation	—	—	118,537	—	118,537
Dividends paid, $0.06 per share	—	—	—	(239,421)	(239,421)
Net income	—	—	—	762,250	762,250
Balance, November 30, 2009	3,990,352	$39,904	$2,219,286	$10,408,228	$12,667,418
Exercise of stock options	18,000	180	81,060	—	81,240
Stock based compensation	—	—	28,322	—	28,322
Dividends paid, $0.06 per share	—	—	—	(240,020)	(240,020)
Net income	—	—	—	1,053,497	1,053,497
Balance, November 30, 2010	4,008,352	$40,084	$2,328,668	$11,221,705	$13,590,457

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

(a) Nature of Business

Art’s-Way Manufacturing Co., Inc. is primarily engaged in the fabrication and sale of specialized farm machinery in the agricultural sector of the United States.  Primary product offerings include: portable and stationary animal feed processing equipment, hay and forage equipment; sugar beet harvesting equipment; land maintenance equipment; a line of portable grain augers; a line of manure spreaders; and moldboard plows.  The Company sells its labeled products through independent farm equipment dealers throughout the United States. In addition, the Company manufactures and supplies hay blowers to original equipment manufacturers (OEMs).  The Company also provides after-market service parts that are available to keep its branded and OEM produced equipment operating to the satisfaction of the end user of the Company’s products.

Art’s-Way Vessels, Inc. is primarily engaged in the fabrication and sale of pressurized vessels and tanks. Art’s-Way Vessels provides a combination of services as a manufacturer and supplier of steel vessels and steel containment systems. The vessels are primarily sold to manufacturing facilities that will use the vessel as a component part of their end product.  In addition to its role as a fabricator of vessels, it provides services including:  custom CAD drawing; welding; interior linings and exterior finishing; passivation of stainless steel; hydrostatic and pneumatic testing; design, build and finishing of skids; installation of piping; non-destructive examination and heat treating.

Art’s-Way Scientific, Inc. is primarily engaged in the construction of modular laboratories and animal housing facilities. Buildings commonly produced range from basic swine buildings to complex containment research laboratories. Art’s-Way Scientific provides services relating to the design, manufacturing, delivering, installation and renting of the building units that it produces.

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

(d) Customer Concentration

One of the Company’s customers accounted for approximately 10.5% and 1.3% of consolidated revenues for the years ended November 30, 2010 and November 30, 2009, respectively.

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

(h) Lessor Accounting

Modular building’s held for short term lease by Art’s Way Scientific are recorded at cost.  Amortization of the property is calculated over the useful life of the building. Useful life can range from five to fifteen years.  Lease revenue is accounted for on a straight-line basis over the term of the related lease agreement.

(i) Goodwill and Other Intangible Assets and Impairment

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. Art’s-Way performs an annual test for impairment of goodwill during the fourth quarter.  This test is performed by comparing, at the reporting unit level, the carrying value of the reporting unit to its fair value.

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which is five years.  Estimated future amortization of intangible assets is $60,000 in each of the next two fiscal years.

(j) Income Taxes

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

(k) Revenue Recognition

Revenue is recognized when risk of ownership and title pass to the buyer, generally upon the shipment of the product.  All sales are made to authorized dealers whose application for dealer status has been approved and who have been informed of general sales policies.   Any changes in Company terms are documented in the most recently published price lists.  Pricing is fixed and determinable according to the Company’s published equipment and parts price lists.  Title to all equipment and parts sold shall pass to the Buyer upon delivery to the carrier and is not subject to a customer acceptance provision.  Proof of the passing of title is documented by the signing of the delivery receipt by a representative of the carrier.   Post shipment obligations are limited to any claim with respect to the condition of the equipment or parts.  Applicable sales taxes imposed on our revenues are presented on a net basis on the consolidated statements of operations and therefore do not impact net revenues or cost of goods sold.  A provision for warranty expenses, based on sales volume, is included in the financial statements.  The Company’s return policy allows for new and saleable parts to be returned, subject to inspection and a restocking charge which is included in net sales.  Whole goods are not returnable.    Shipping costs charged to customers are included in net sales.  Freight costs incurred are included in cost of goods sold.

In certain circumstances, upon the customer’s written request, we may recognize revenue when production is complete and the good is ready for shipment.  At the buyer’s request, we will bill the buyer upon completing all performance obligations, but before shipment.  The buyer dictates that we ship the goods per their direction from our manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that we will segregate the goods from our inventory, such that they are not available to fill other orders. This agreement also specifies that the buyer is required to purchase all goods manufactured under this agreement.  Title of the goods will pass to the buyer when the goods are complete and ready for shipment, per the customer agreement.  At the transfer of title, all risks of ownership have passed to the buyer, and the buyer agrees to maintain insurance on the manufactured items that have not yet been shipped.  The Company has operated using bill and hold agreements with certain customers for many years.  The credit terms on this agreement are consistent with the credit terms on all other sales.  All risks of loss are shouldered by the buyer, and there are no exceptions to the buyer’s commitment to accept and pay for these manufactured goods.   Revenues recognized at the completion of production in 2010 and 2009 were $593,572 and $2,115,533, respectively.

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

(l) Research and Development

Research and development costs are expensed when incurred.  Such costs approximated $188,000 and $212,000 for the years ended November 30, 2010 and 2009, respectively.

(m) Advertising

Advertising costs are expensed when incurred.  Such costs approximated $282,000 and $224,000 for the years ended November 30, 2010 and 2009, respectively.

(n) Income Per Share

Basic net income per common share has been computed on the basis of the weighted average number of common shares outstanding.  Diluted net income per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.

Basic and diluted earnings per common share have been computed based on the following as of November 30, 2010 and 2009:

	2010	2009
Basic:
Numerator, net income	$1,053,497	$762,250
Denominator: Average number
of common shares outstanding	3,993,337	3,988,478
Basic earnings per common share	$0.26	0.19
Diluted
Numerator, net income	$1,053,497	$762,250
Denominator: Average number
of common shares outstanding	3,993,337	3,988,478

Effect of dilutive stock options	18,417	1,879
	4,011,754	3,990,357
Diluted earnings per common share	$0.26	$0.19

(o) Stock Based Compensation

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

(p) Use of Estimates

Management of the Company has made a number of estimates and assumptions related to the reported amount of assets and liabilities, reported amount of revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles.  These estimates include the valuation of the Company’s accounts receivable, inventories, percent completion and realizability of the deferred tax assets.  Actual results could differ from those estimates.

(q) Recently Issued Accounting Pronouncements

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

Business Combinations

In December 2007, the FASB issued standards on business combinations, which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed to be recorded as a component of purchase accounting.  These standards apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has determined that there was no significant impact to the financial statements as a result of the adoption of these standards.

(2)	Allowance for Doubtful Accounts

A summary of the Company’s activity in the allowance for doubtful accounts is as follows:

	2010	2009

Balance, beginning	$194,185	$177,434
Provision charged to expense	40,293	134,543
Less amounts charged-off	(119,644)	(117,792)
Balance, ending	$114,834	$194,185

(3)	Inventories

Major classes of inventory are:

	2010	2009
Raw materials	$8,269,852	$9,209,873
Work in process	776,083	258,621
Finished goods	6,565,964	4,060,163
	$15,611,899	$13,528,657
Less: Reserves	(1,816,083)	(1,600,423)
	$13,795,816	$11,928,234

(4)	Contracts in Progress

Amounts included in the consolidated financial statements related to uncompleted contracts are as follows:

	Cost and Profit in Excess of Billings	Billings in Excess of Costs and Profit
November 30, 2010
Costs	$2,507,704	$486,317
Estimated earnings	555,517	185,922
	3,063,221	672,239
Less: amounts billed	(2,806,482)	(713,810)
	$256,739	$(41,571)

November 30, 2009
Costs	$1,479,846	$1,141,949
Estimated earnings	679,661	309,517
	2,159,507	1,451,466
Less: amounts billed	(2,017,729)	(1,480,350)
	$141,778	$(28,884)

The amounts billed on these long term contracts are due 30 days from invoice date.  All amounts billed are expected to be collected within the next 12 months.  As of November 30, 2010, $32,867 of retainage was outstanding.

(5)	Property, Plant, and Equipment

Major classes of property, plant, and equipment are:

	2010	2009
Land	$795,998	$455,262
Buildings and improvements	8,045,488	6,893,473
Construction in Progress	86,214	12,491
Manufacturing machinery and equipment	10,848,583	10,471,800
Trucks and automobiles	363,014	278,530
Furniture and fixtures	139,547	116,649
	20,278,844	18,228,205
Less accumulated depreciation	(12,245,429)	(11,589,544)
Property, plant and equipment	$8,033,415	$6,638,661

Depreciation expense totaled $655,885 and $596,118 for the fiscal years ended November 30, 2010 and 2009, respectively.

(6)	Accrued Expenses

Major components of accrued expenses are:

	2010	2009
Salaries, wages, and commissions	$661,200	$425,133
Accrued warranty expense	180,549	96,370
Other	539,349	269,878
	$1,381,098	$791,381

(7)	Product Warranty

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

Changes in the Company’s product warranty liability for the years ended November 30, 2010 and 2009 are as follows:

	2010	2009

Balance, beginning	$96,370	$327,413
Settlements made in cash or in-kind	(337,019)	(487,123)
Warranties issued	421,198	256,080
Balance, ending	$180,549	$96,370

(8)	Loan and Credit Agreements

The Company has a $6,000,000 revolving line of credit with West Bank (the “Line of Credit”) which matures April 30, 2011.  The Line of Credit is renewable annually with advances funding the Company’s working capital and letter of credit needs.  The interest rate is West Bank’s prime interest rate, adjusted daily, with a minimum rate of 4.00%.  As of November 30, 2010, the interest rate was the minimum of 4.0%. Monthly interest-only payments are required and the unpaid principal is due on the maturity date.  As of November 30, 2010 and November 30, 2009, the Company had borrowed $2,084,000 and $2,438,892, respectively, against the Line of Credit.  The available amounts remaining on the Line of Credit were $3,916,000 and $3,561,108 on November 30, 2010 and November 30, 2009, respectively.  The borrowing base limits advances from the Line of Credit to 60% of accounts receivable less than 90 days, plus 60% of finished goods inventory, plus 50% of raw material inventory and work-in-process inventory, as calculated at each month-end.  The Company’s obligations under the Line of Credit are evidenced by a Commitment Letter dated April 27, 2010 (the “Commitment Letter”), a Promissory Note dated June 8, 2009, as updated by the Commitment Letter, and certain other ancillary documents.

On June 7, 2007, the Company obtained a term loan from West Bank in the amount of $4,100,000.  The loan, which had an outstanding principal balance of $3,140,229 as of November 30, 2010, matures on May 1, 2013 and bears fixed interest at 5.75%.  Monthly principal and interest payments in the amount of $42,500 are required, with a final payment of principal and accrued interest in the amount of $2,304,789 due on May 1, 2013.

The Company obtained two additional loans from West Bank in 2007 for the purpose of financing the construction of the Company’s new facilities in Monona and Dubuque.  On October 9, 2007, the Company obtained a loan for $1,330,000, which has a maturity date of May 1, 2013 and bears interest at a fixed interest rate of 5.75%.  Monthly payments of $11,000 are required for principal and interest, with a final payment of accrued interest and principal in the amount of $1,007,294 due on May 1, 2013.  On November 30, 2010, the outstanding principal balance on this loan was $1,167,970.

On November 30, 2007, the Company obtained a $1,500,000 construction loan to finance construction of the Dubuque, Iowa facility, which has a maturity date of May 1, 2013 and bears interest at a fixed interest rate of 5.75%.  Payments of $12,550 are due monthly for principal and interest, with a final accrued interest and principal payment in the amount of $1,114,714 due on May 1, 2013.  On November 30, 2010 the outstanding principal balance on this loan was $1,328,642.

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

If the Company or either of its subsidiaries (as guarantors) commits an event of default under the Business Loan Agreement and fails or is unable to cure that default, West Bank may cease advances under the Line of Credit and has the option of causing all outstanding indebtedness to become immediately due and payable. Events of default include, without limitation: (i) becoming insolvent or subject to bankruptcy proceedings; (ii) defaulting on any obligations to West Bank; (iii) defaulting on any obligations to third parties that would materially affect the ability to perform obligations owed to West Bank; (iv) suffering a material adverse change in financial condition or the value of any collateral; and (v) making false statements to West Bank.  The Company was in compliance with all covenants under the Business Loan Agreement as measured on November 30, 2010, as the Company had received approval to make capital expenditures in excess of $500,000.

On June 1, 2009, Art’s-Way Scientific received funds from two $95,000 promissory notes in connection with an agreement signed August 7, 2007 between Art’s-Way Scientific and the Iowa Department of Economic Development.  The first $95,000 promissory note is a 0% interest loan requiring 60 monthly payments of $1,583.33, with a final payment due July 1, 2014.  The outstanding principal balance on this note was $68,083 as of November 30, 2010. The second $95,000 promissory note, which had an outstanding principal balance of $95,000 as of November 30, 2010, is a forgivable loan subject to certain contract obligations.  These obligations include maintaining Art’s-Way Scientific’s principal place of business in Iowa, complying with certain tax and insurance requirements, and creating 16 full-time positions and retaining 21 full-time positions in Iowa, which must be maintained for a two-year period. Art’s-Way Manufacturing Co., Inc. has provided a guarantee in connection with these loans to Art’s-Way Scientific.

On May 1, 2010, the Company obtained a loan to finance the purchase of an additional facility located in West Union, Iowa to be used as a distribution center, warehouse facility, and manufacturing plant for certain products under the Art’s-Way brand. The funds for this loan were made available by the Iowa Finance Authority by the issuance of tax exempt bonds.  This loan had an original principal amount of $1,300,000 and bears fixed interest at 3.5%. The payments required on this loan began July 1, 2010 and continue until June 1, 2020. The terms of the loan require monthly payments of $12,892 for principal and interest. As of November 30, 2010, the outstanding principal balance on this loan was $1,255,120.

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

On September 15, 2010, the company obtained a zero-interest revolving loan from the West Union Community Development Corporation in the amount of $13,000.  Annual principal payments of $4,333.33 are due on the first of September of each of the next three years.

A summary of the Company’s term debt is as follows:

	November 30, 2010	November 30, 2009

West Bank loan payable in monthly installments of $42,500 including interest at 5.75%, due May 1, 2013	$3,140,229	$3,457,625
West Bank loan payable in monthly installments of $11,000 including interest at 5.75%, due May 1, 2013	1,167,970	1,230,104
West Bank loan payable in monthly installments of $12,550 including interest at 5.75%, due May 1, 2013	1,328,642	1,399,751
Iowa Finance Authority loan payable in monthly installments of $12,892 including interest at 3.5%, due June 1, 2020	1,255,120	0
IDED loan payable in monthly installments of $1,583 including interest at 0%, due July 1, 2014.	68,083	87,084
IDED loan payable in monthly installments of $0 including interest at 0%, due July 1, 2014	95,000	95,000
West Union Community Development Corporation loan payable in annual installments of $4,333 including interest at 0% due September 13, 2013	13,000	0

Total term debt	7,068,044	6,269,564
Less current portion of term debt	615,294	473,341
Term debt, excluding current portion	$6,452,750	$5,796,223

A summary of the minimum maturities of term debt follows for the years ending November 30:

Year:	Amount
2011	615,294
2012	647,624
2013	4,792,011
2014	230,618
2015 and thereafter	782,497
7,068,044

(9)	Employee Benefit Plans

The Company sponsors a defined contribution 401(k) savings plan which covers substantially all full-time employees who meet eligibility requirements.  Participating employees may contribute as salary reductions any amount of their compensation up to the limit prescribed by the Internal Revenue Code.  The Company began making 25% matching contributions to employees contributing a minimum of 4% of their compensation, up to 1% of eligible compensation starting June 2005.  The Company recognized an expense of $29,434 and $23,886 related to this plan during the years ended November 30, 2010 and 2009, respectively.

(10)	Stock Option Plan

On November 30, 2010, the Company has two stock options plans, which are described below.  The compensation cost that has been charged against income for those plans was $45,574 and $170,009 for 2010 and 2009, respectively.  The total income tax benefit recognized in the income statement for share-based compensation arrangements was $17,252 and $51,472 for 2010 and 2009, respectively.  No compensation cost was capitalized as part of inventory or fixed assets.

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

	2010	2009
Expected Volatility	68.98% to 75.48%	71.90%
Expected Dividend Yield	0.712% to 0.878%	0.825%
Expected Term (in years)	2	2
Risk-free Rate	3.25%	4.25%

2010 Option Activity

Summary of activity under the plans as of November 30, 2010, and changes during the year then ended as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at beginning of period	136,000	$9.44
Granted	44,000	$5.38
Exercised	(18,000)	$4.51		$104,567
Options Expired or Forfeited	(6,500)	$9.81
Options outstanding at end of period	155,500	$8.85	6.60	$333,475
Options exercisable at end of period	125,500	$9.76	5.92	$197,275

2009 Option Activity

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at beginning of period	126,000	$9.88
Granted	14,000	$3.88
Exercised	(4,000)	$3.86		$5,360
Options Expired or Forfeited	(0)	$0.00
Options outstanding at end of period	136,000	$9.44	6.79	$40
Options exercisable at end of period	128,500	$9.75	7.80	$40

The weighted-average grant-date fair value of options granted during the year 2010 and 2009 was $2.17 and $3.88, respectively.

A summary of the status of the Company’s nonvested shares as of November 30, 2010, and changes during the year ended November 30, 2010, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at beginning of period	7,500	$1.78
Granted	44,000	$2.17
Vested	(20,875)	$2.18
Forfeited	(625)	$1.78
Nonvested at end of period	30,000	$2.07

As of November 30, 2010, there was $40,358 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under the plans.  That cost is expected to be recognized during the next year.  The total fair value of shares vested during the years ended November 30, 2010 and 2009 was $45,514 and $118,537, respectively.

The cash received from the exercise of options during fiscal year 2010 was $81,240, compared to $15,440 in 2009.

(11)	Income Taxes

Total income tax expense (benefit) for the years ended November 30, 2010 and 2009 consists of the following:

	November 30
	2010	2009
Current expense	$488,426	$431,905
Deferred expense (credit)	16,000	21,000
	$504,426	$452,905

The reconciliation of the statutory Federal income tax rate and the effective tax rate are as follows:

	November 30
	2010	2009
Statutory federal income tax rate	34.0%	34.0%
Other	(1.6)	3.3
	32.4%	37.3%

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at November 30, 2010 and 2009 are presented below:

	November 30
	2010	2009
Current deferred tax assets:
Accrued expenses	$107,000	$72,000
Inventory capitalization	52,000	148,000
Asset reserves	662,000	662,000
Total current deferred tax assets	$821,000	$882,000
Non-current deferred tax assets (liabilities):
Property, plant, and equipment	$(568,000)	$(613,000)
Total non-current deferred tax assets (liabilities)	$(568,000)	$(613,000)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company files income tax returns in the U.S. federal jurisdiction and various states.  The company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years ended before November 30, 2007.

The Company shall classify interest and penalties to be paid on an underpayment of taxes as income tax expense.  For the years ended November 30, 2010 and 2009 no interest or penalty amounts have been recognized in the consolidated statements of operations or the consolidated balance sheets.

(12)	2010 Acquisitions

Effective January 19, 2010, the company acquired certain assets related to the manure spreader product line of Roda Mfg., Inc.  The acquisition-date fair value of the total consideration transferred was approximately $1,159,000.     The operating results of the acquired business are reflected in the Company’s consolidated statement of operations from the acquisition date forward.  The amount of revenue attributable to the Roda Mfg. product line since the acquisition date was $954,438 for the period ended November 30, 2010.  The amount of revenue from all product lines for the combined entity as of November 30, 2010 was $28,951,378, compared with $26,296,133 as of November 30, 2009.  The amounts of expenses for the individual product lines are not separately identifiable as the production and related accounting are integrated. Prior information is not available for the product line.  The acquisition was made to continue the Company’s growth strategy and diversify its product offerings inside the agricultural industry.  The purchase price was determined based on an arms-length negotiated value.  The transaction is being accounted for under the acquisition method of accounting, with the purchase price allocated to the individual assets acquired.

In addition, effective June 11, 2010, the company acquired certain assets related to the baler product line of M&W, a subsidiary of the Alamo Group. The acquisition-date fair value of the total consideration transferred was approximately $427,000.  The operating results of the acquired business are reflected in the Company’s consolidated statement of operations from the acquisition date forward.  The amount of revenue attributable to the M&W baler product line since the acquisition date was $48,057 for the period ended November 30, 2010.  The amount of revenue for the combined entity as of November 30, 2010 was $28,951,378, compared with $26,296,133 as of November 30, 2009.  The amounts of expenses for individual product lines are not separately identifiable as the production and related accounting are integrated.  Prior information is not available for the product line.  The acquisition was made to continue the Company’s growth strategy and diversify its product offerings inside the agricultural industry.  The purchase price was determined based on an arms-length negotiated value.  The transaction is being accounted for under the acquisition method of accounting, with the purchase price allocated to the individual assets acquired.

(13)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.  At November 30, 2010 and 2009, the carrying amount approximates fair value for cash, accounts receivable, accounts payable, notes payable to bank,  and other current liabilities.  The carrying amounts approximate fair value because of the short maturity of these instruments.  The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

(14)	Litigation and Contingencies

Various legal actions and claims that arise in the normal course of business are pending against the Company. In the opinion of management adequate provisions have been made in the accompanying financial statements for all pending legal actions and other claims.

(15)	Related Party Transactions

The financial statements of Art’s-Way Manufacturing, Inc. include a sale by our Vessels division to Adamson Global Technology for $265,000.  Adamson Global Technology is wholly-owned and operated by J. Ward McConnell, Jr., the Executive Chairman of the Board of Directors.

(16)	Segment Information

On October 4, 2005, the Company purchased certain assets of Vessels Systems, Inc., which created a separate operating segment.  On August 2, 2006, the Company purchased certain assets of Tech Space, Inc., which created a third operating segment.  Prior to these acquisitions the Company operated in one reportable segment.

Our reportable segments are strategic business units that offer different products.  They are managed separately because each business requires different technology and marketing strategies.

There are three reportable segments:  agricultural products, pressurized vessels and modular buildings.  The agricultural products segment fabricates and sells farming products as well as replacement parts for these products in the United States and worldwide.  The pressurized vessel segment produces and services pressurized tanks.  The modular building segment produces modular buildings for animal containment and various laboratory uses.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies.  Management evaluates the performance of each segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses.

Approximate financial information with respect to the reportable segments is as follows.

	Twelve Months Ended November 30, 2010
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$20,586,000	$1,534,000	$6,831,000	$28,951,000
Income from operations	1,961,000	(618,000)	552,000	1,895,000
Income before tax	1,927,000	(847,000)	478,000	1,558,000
Total Assets	19,861,000	3,001,000	3,915,000	26,777,000
Capital expenditures	1,889,000	38,000	435,000	2,362,000
Depreciation & Amortization	508,000	105,000	103,000	716,000

	Twelve Months Ended November 30, 2009
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$20,926,000	$819,000	$4,551,000	$26,296,000
Income from operations	1,633,000	(806,000)	(119,000)	708,000
Income before tax	1,490,000	(987,000)	712,000	1,215,000
Total Assets	16,654,000	2,904,000	4,362,000	23,920,000
Capital expenditures	312,000	57,000	11,000	380,000
Depreciation & Amortization	460,000	98,000	98,000	656,000

(17)	Subsequent Events

     Management has evaluated subsequent events through February 22, 2011.

2011 Equity Incentive Plan

On January 27, 2011, the Board of Directors of the Company authorized and approved the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan (the “2011 Plan”), subject to approval by the stockholders on or before January 27, 2012. If the 2011 Plan is approved by the stockholders, it will replace the Art’s-Way Manufacturing Co., Inc. 2007 Employee Stock Option Plan and the Art’s-Way Manufacturing Co., Inc. 2007 Non-Employee Directors’ Stock Option Plan (collectively, the “Prior Plans”), and no further stock options will be awarded under the Prior Plan.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.  CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, including the person serving as our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of November 30, 2010.

 A material weakness (as defined in SEC Rule 12b-2) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weakness in internal control over financial reporting as of November 30, 2010:

Inventory Accounting – Management has concluded that in our Armstrong, Iowa facility we had a significant number of variances between the actual quantities on hand for various items as compared to the quantities recorded in the accounting systems before the year-end physical inventory count.  The Company’s key internal control over the recording of accurate inventory quantities is its cycle count process and a count of eighty percent of the inventory value quarterly.  These procedures did identify these variances which resulted in periodic adjustment to inventory quantities and resulting values.  A year end physical inventory provided additional support to substantiate inventory quantities and values..  While management has made significant changes to these procedures during the last fiscal year, these changes were only partially effective in remediating this weakness.  Additionally, management’s process for evaluating and testing this control in conjunction with its assessment of internal controls over financial reporting has yet to remedy this weakness; therefore management, under the oversight of the Audit Committee, will continue to remain closely involved with this issue. Management believes it has taken the appropriate action through the physical inventory count to ensure that inventory is properly reflected in the Company’s financial statements.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Limitations on Controls

Our management, including the person serving as our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes to Internal Control Over Financial Reporting

We are undertaking additional efforts to remediate the material weakness identified above. While we did see improvement during 2010 we will continue to enhance and implement additional, meaningful inventory control procedures.  We believe that we have trained the staff on inventory transactions. These procedural changes, additional analysis and assessment, and ownership by manufacturing employees and our enforcement of these policies and procedures will assist us to continue to evaluate the effectiveness of these controls.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to the sections entitled “Election of Directors,” “Compliance with Section 16(a) of the Exchange Act,” and “Corporate Governance” in our definitive proxy statement relating to our 2011 Annual Meeting of Stockholders.

Item 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the section entitled “Executive Compensation” in our definitive proxy statement relating to our 2011 Annual Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to the section entitled “Principal Stockholders and Management Shareholdings” and “Equity Compensation Plan Information” in our definitive proxy statement relating to our 2011 Annual Meeting of Stockholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

  The information required by Item 13 is incorporated by reference to the sections entitled “Corporate Governance” and “Certain Transactions and Business Relationships” in our definitive proxy statement relating to our 2011 Annual Meeting of Stockholders.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the section entitled “Independent Registered Public Accounting Firm” in our definitive proxy statement relating to our 2011 Annual Meeting of Stockholders.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

 (a)   Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Eide Bailly, LLP on Consolidated Financial Statements and Financial Statement Schedule as of November 30, 2010 and 2009

Consolidated Balance Sheets as of November 30, 2010 and 2009

Consolidated Statements of Operations for each of the two years in the period ended November 30, 2010

Consolidated Statements of Stockholders’ Equity for each of the two years in the period ended November 30, 2010

Consolidated Statements of Cash Flows for each of the two years in the period ended November 30, 2010

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

ART’S-WAY MANUFACTURING CO., INC.

Date:	February 22, 2011	/s/ Carrie L. Majeski
Carrie L. Majeski
President, Chief Executive Officer and Chief Financial Officer

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

Date: February 22, 2011	/s/ Carrie L. Majeski
Carrie L. Majeski President, Chief Executive Officer and Chief Financial Officer

Date: February 22, 2011	/s/ J. Ward McConnell, Jr.
J. Ward McConnell, Jr., Executive Chairman, Director

Date: February 22, 2011	/s/ David R. Castle
David R. Castle, Director

Date: February 22, 2011	/s/ Fred W. Krahmer
Fred W. Krahmer, Director

Date: February 22, 2011	/s/ James E. Lynch
James E. Lynch, Director

Date: February 22, 2011	/s/ Douglas R. McClellan
Douglas R. McClellan, Director

Date: February 22, 2011	/s/ Marc H. McConnell
Marc H. McConnell, Executive Vice Chairman, Director Director

Date: February 22, 2011	/s/ Thomas E. Buffamante
Thomas E. Buffamante, Director

Exhibit Index
Art’s-Way Manufacturing Co., Inc.
Form 10-K
For Fiscal Year Ended November 30, 2010

Exhibit No.	Description
3.1	Articles of Incorporation of Art’s-Way Manufacturing Co., Inc.– incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008
3.2	Bylaws of Art’s-Way Manufacturing Co., Inc.– incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008
3.3	Amendments to Bylaws of Art’s-Way Manufacturing Co., Inc. – incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004
10.1*	Art’s-Way Manufacturing Co., Inc. 2001 Director Stock Option Plan – incorporated by reference to Exhibit 10.3.1 of the Company’s Annual Report on Form 10-K for the year ended November 30, 2002
10.2*	Art’s-Way Manufacturing Co., Inc. 2007 Non-Employee Directors Stock Option Plan – incorporated by reference as Exhibit 10.1 of the Quarterly Report on Form 10-Q for the quarter ended February 28, 2007
10.3*	Art’s-Way Manufacturing Co., Inc. 2007 Employee Stock Option Plan – incorporated by reference to exhibit 10.3 of the Annual Report on Form 10-K for the Fiscal Year ended November 30, 2009.
10.4*
Form of Non-Qualified Option Agreement under 2007 Non-Employee Directors’ Stock Option Plan and 2007 Employee Stock Option Plan – incorporated by reference to Exhibit 10.30 of the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2009

10.5*
Summary of Compensation Arrangements with Directors for 2009 fiscal year – incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009

10.6*
Summary of Compensation Arrangements with Executive Officer for 2009 fiscal year – incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009

10.7*	Summary of Compensation Arrangements with Directors for 2010 fiscal year – filed herewith
10.8*	Summary of Compensation Arrangements with Executive Officer for 2010 fiscal year – filed herewith
10.9
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

10.19	Letter Agreement from West Bank dated January 20, 2009 – incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008
10.20
Promissory Note from Art’s-Way Manufacturing Co., Inc. to West Bank dated April 30, 2009 –  incorporated by reference to Exhibit 10.23 of the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2009

10.21	Letter Agreement from West Bank dated May 21, 2009 – incorporated by reference to Exhibit 10.24 of the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2009
10.22
Business Loan Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank dated June 8, 2009 – incorporated by reference to Exhibit 10.25 of the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2009

10.23
Promissory Note from Art’s-Way Manufacturing Co., Inc. to West Bank dated June 8, 2009 –  incorporated by reference to Exhibit 10.26 of the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2009

10.24
Art’s-Way Manufacturing Co., Inc. Agreement to Provide Insurance for loan dated June 8, 2009 – incorporated by reference to Exhibit 10.27 of the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2009

10.25	Art’s-Way Vessels, Inc. Agreement to Provide Insurance for loan dated June 8, 2009 – incorporated by reference to Exhibit 10.28 of the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2009
10.26
Art’s-Way Scientific, Inc. Agreement to Provide Insurance for loan dated June 8, 2009 –  incorporated by reference to Exhibit 10.29 of the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2009

10.27
Asset Purchase Agreement between Art’s-Way Manufacturing Co., Inc. and Roda, Inc. dated January 19, 2010 – incorporated by reference to Exhibit 10.32 the Annual Report on Form 10-Q for the year ended November 30, 2009

10.28
Asset Purchase Agreement between Alamo Group, Inc. and Art’s-Way Manufacturing Co., Inc. dated May 10, 2010 – incorporated by reference to exhibit 2.1 to the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2010.

10.29
Manufacturing Facility Revenue Note in the principal amount of $1,300,000, from Art’s-Way Manufacturing Co., Inc. to the Iowa Finance Authority dated May 28, 2010 – incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2010

10.30
Loan Agreement Between Iowa Finance Authority and Art’s-Way Manufacturing Co., Inc. dated May 1, 2010 – incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2010

10.31
Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement between The First National Bank of West Union and Art’s-Way Manufacturing Co, Inc. dated May 1, 2010 – incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2010

10.32
Commitment Letter from West Bank to Art’s-Way Manufacturing Co., Inc. dated April 27, 2010 – incorporated by reference to Exhibit 10.3 to the Amended Quarterly Report on Form 10-Q/A for the Quarter ended May 31, 2010, filed October 15, 2010

21.1	List of Subsidiaries: Art’s-Way Scientific, Inc. (Iowa corporation); Art’s-Way Vessels, Inc. (Iowa corporation)
23.1	Consent of independent registered public accounting firm – filed herewith
24.1	Power of Attorney (included on the “Signatures” page of this report on Form 10-K)
31.1	Certificate pursuant to 17 CFR 240 13(a)-14(a) – filed herewith
32.1	Certificate pursuant to 18 U.S.C. Section 1350 – filed herewith

(*)	Indicates a management contract or compensatory plan or arrangement.

CORPORATE INFORMATION
DIRECTORS

J. Ward McConnell, Jr. Executive Chairman of the Board of Directors Private Investor	Fred W. Krahmer President of Krahmer & Nielsen, PA Vice Chair, Profinium Financial, Inc.

David R. Castle Chairman of the Audit Committee Chairman of Compensation & Stock Option Committee	James E. Lynch President of Rydell Enterprises, LLC Secretary of Rydell Development, LLC President of San Fernando Valley Automotive Group, LLC

Thomas E. Buffamante Director of Buffamante Whipple Buttafaro, P.C	Douglas R. McClellan President of Filtration Unlimited

Marc H. McConnell
Executive Vice Chairman of the Board of Directors
President of Bauer Corporation
Director of Mountain Aircraft Services, Inc.
Director of Farm Equipment Manufacturers Association
President of American Ladder Institute
Vice Chairman McConnell Holdings, Inc.
Director of West Town Savings Bank

OFFICERS

Carrie L. Majeski President, Chief Executive Officer and Chief Financial Officer

ART’S-WAY MANUFACTURING
Kent C. Kollasch Manager of Information Service	Donald R. Leach Manager of Purchasing

Gene L. Tonne Director of Manufacturing	John J. Eddy Manager of Engineering

ART’S-WAY VESSELS
Patrick M. O’Neill General Manager

ART’S-WAY SCIENTIFIC
Dan Palmer President Art’s-Way Scientific	John Fuelling Production Manager

CORPORATE INFORMATION
Principal Office 5556 Highway 9 West P.O. Box 288 Armstrong, Iowa 50514-0288	Transfer Agent American Stock Transfer & Trust Company New York, New York

Registered Office The Corporation Trust Co. 1209 Orange Street Wilmington, Delaware	Stock Information Carrie L. Majeski (712) 864-3131

Auditors Eide Bailly, LLP Minneapolis, Minnesota	Trading Information NASDAQ Capital Market NASDAQ symbol: ARTW