Form 10-Q
period 2011-02-28
ARTS WAY MANUFACTURING CO INC
filed 2011-04-12
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2011
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

Number of common shares outstanding as of March 25, 2011: 4,016,852

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Balance Sheets

	(Unaudited)
Assets	February 28, 2011	November 30, 2011
Current assets:
Cash	$170,338	$317,103
Accounts receivable-customers, net of allowance for doubtful
accounts of $142,054 and $114,834 in 2011 and 2010, respectively	1,685,964	2,493,624
Inventories, net	14,167,946	13,795,816
Deferred taxes	765,000	821,000
Cost and Profit in Excess of Billings	20,038	256,739
Income taxes receivable	360,645	-
Other current assets	402,262	245,774
Total current assets	17,572,193	17,930,056
Property, plant, and equipment, net	8,158,137	8,038,733
Assets held for lease, net	297,818	313,773
Covenant not to Compete, net	105,000	120,000
Goodwill	375,000	375,000
Total assets	$26,508,148	$26,777,562
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to bank	$315,000	$2,084,000
Current portion of term debt	624,204	615,294
Accounts payable	594,644	1,008,688
Customer deposits	3,752,949	440,888
Billings in Excess of Cost and Profit	26,540	41,571
Accrued expenses	1,172,298	1,381,098
Income taxes payable	-	594,816
Total current liabilities	6,485,635	6,166,355
Long-term liabilities
Deferred taxes	582,000	568,000
Term debt, excluding current portion	6,295,682	6,452,750
Total liabilities	13,363,317	13,187,105
Stockholders’ equity:
Common stock – $0.01 par value. Authorized 5,000,000 shares;
issued and outstanding 4,016,852 and 4,008,352 shares in 2011 and 2010	40,179	40,084
Additional paid-in capital	2,367,524	2,328,668
Retained earnings	10,737,128	11,221,705
Total stockholders’ equity	13,144,831	13,590,457
Total liabilities and stockholders’ equity	$26,508,148	$26,777,562

See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Operations
Condensed
	Three Months Ended
	February 28, 2011	February 28, 2010
Net sales	$4,664,338	$5,579,841
Cost of goods sold	4,188,503	4,254,130
Gross profit	475,835	1,325,711
Expenses:
Engineering	118,309	96,895
Selling	400,608	447,759
General and administrative	615,874	657,630
Total expenses	1,134,791	1,202,284
Income (loss) from operations	(658,956)	123,427
Other income (expense):
Interest expense	(96,202)	(92,180)
Other	26,069	17,856
Total other income (loss)	(70,133)	(74,324)
Income (loss) before income taxes	(729,089)	49,103
Income tax expense (benefit)	(244,512)	14,678
Net income (loss)	$(484,577)	$34,425
Net income per share:
Basic	(0.12)	0.01
Diluted	(0.12)	0.01

See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Cash Flows
Condensed
	Year To Date
	February 28, 2011	February 28, 2010
Cash flows from operations:
Net income (loss)	$(484,577)	$34,425
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	-	1,840
Depreciation expense	181,420	155,110
Amortization expense	15,000	15,000
Deferred income taxes	70,000	35,000
Changes in assets and liabilities, net of Roda acquisiton in 2010:
(Increase) decrease in:
Accounts receivable	807,660	(1,075,749)
Inventories	(372,131)	(60,901)
Income taxes receivable	(360,645)	-
Other current assets	(156,488)	756,100
Increase (decrease) in:
Accounts payable	(414,043)	107,797
Contracts in progress, net	221,670	280,164
Customer deposits	3,312,061	3,644,083
Income taxes payable	(594,816)	(335,855)
Accrued expenses	(208,800)	81,038
Net cash provided by operating activities	2,016,311	3,638,052
Cash flows from investing activities:
Purchases of property, plant, and equipment	(284,869)	(246,699)
Purchase of assets of Roda	-	(1,179,001)
Net cash (used in) investing activities	(284,869)	(1,425,700)
Cash flows from financing activities:
Net change in line of credit	(1,769,000)	(2,365,892)
Payments of notes payable to bank	(148,158)	(114,945)
Proceeds from the exercise of stock options	38,951	-
Net cash (used in) financing activities	(1,878,207)	(2,480,837)
Net decrease in cash	(146,765)	(268,485)
Cash at beginning of period	317,103	387,218
Cash at end of period	$170,338	$118,733

Supplemental disclosures of cash flow information:
Cash paid/(received) during the period for:
Interest	$98,007	$93,115
Income taxes	640,850	315,063

Supplemental schedule of investing activities:
Roda acquisition:
Inventories	$-	$1,179,001
Cash paid	$-	$1,179,001

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)	Description of the Company

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

(2)	Summary of Significant Accounting Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2010.  The results of operations for the three months ended February 28, 2011 are not necessarily indicative of the results for the fiscal year ending November 30, 2011.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three months ended February 28, 2011. Actual results could differ from those estimates.

Subsequent events

Management evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements, except the following:

Line of Credit (see Note 7 below): The Company has a $6,000,000 revolving line of credit with West Bank (the “Line of Credit”) which was scheduled to mature on April 30, 2011.  We executed a Promissory Note on March 29, 2011, which renewed the Line of Credit and extended the maturity date to April 30, 2012.

(3)	Net Income (Loss) per Share of Common Stock

The Company computes net income (loss) per share of common stock in accordance with ASC 260 (prior authoritative guidance:  Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, and SEC Staff Accounting Bulletin No. 98).  ASC 260 requires companies with complex capital structures to present basic and diluted Earnings per Share (“EPS”).  Basic EPS is measured as the income or loss available to common stock shareholders divided by the weighted average shares of common stock outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Basic and diluted earnings per common share have been computed based on the following as of February 28, 2011 and February 28, 2010:

	For the three months ended
	February 28, 2011	February 28, 2010
Basic:
Numerator, net income	(484,577)	34,425
Denominator: Average number of common shares Outstanding	4,010,068	3,990,352
Basic earnings per common share	(0.12)	0.01

Diluted:
Numerator, net income	(484,577)	34,425
Average number of common shares Outstanding	4,010,068	3,990,352
Effect of dilutive stock options	0	1,548
Denominator: Dilutive Average number of common shares Outstanding	4,010,068	3,991,900
Diluted earnings per common share	(0.12)	0.01

(4)	Inventory

Major classes of inventory are:

	February 28, 2011	November 30, 2010
Raw materials	$8,568,224	$8,269,852
Work in process	430,663	776,083
Finished goods	7,079,642	6,565,964
	$16,078,529	$15,611,899
Less: Reserves	(1,910,583)	(1,816,083)
	$14,167,946	$13,795,816

(5)	Accrued Expenses

Major components of accrued expenses are:

	February 28, 2011	November 30, 2010
Salaries, wages, and commissions	$493,204	$661,200
Accrued warranty expense	146,901	180,549
Other	532,193	539,349
	$1,172,298	$1,381,098

(6)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement.  The average length of the warranty period is one year from the date of purchase.  The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer.  The Company records a liability for estimated costs that may be incurred under its warranties.  The costs are estimated based on historical experience and any specific warranty issues that have been identified.  Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts.  The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary.  The product warranty liability is included in other liabilities on the Consolidated Balance Sheet.

Changes in the Company’s product warranty liability for the three months ended February 28, 2011 and February 28, 2010 are as follows:

	For the three months ended
	February 28, 2011	February 28, 2010

Balance, beginning	$180,549	$96,370
Settlements made in cash or in-kind	(133,510)	(90,322)
Warranties accrued	99,862	110,321
Balance, ending	$146,901	$116,369

(7)	Loan and Credit Agreements

The Company has a $6,000,000 revolving line of credit with West Bank (the “Line of Credit”) which was scheduled to mature on April 30, 2011.  We executed a Promissory Note on March 29, 2011, which renewed the Line of Credit and extended the maturity date to April 30, 2012.  The Line of Credit is renewable annually with advances funding the Company’s working capital and letter of credit needs.  The interest rate is West Bank’s prime interest rate, adjusted daily, with a minimum rate of 4.00%.  As of February 28, 2011, the interest rate was the minimum of 4.0%. Monthly interest-only payments are required and the unpaid principal is due on the maturity date.  As of February 28, 2011 and November 30, 2010, the Company had borrowed $315,000 and $2,084,000, respectively, against the Line of Credit.  The available amounts remaining on the Line of Credit were $5,685,000 and $3,916,000 on February 28, 2011 and November 30, 2010, respectively.  The borrowing base limits advances from the Line of Credit to 60% of accounts receivable less than 90 days, plus 60% of finished goods inventory, plus 50% of raw material inventory and work-in-process inventory, plus 40% of Net Book Value of Fixed Assets as calculated at each month-end.  The Company’s obligations under the Line of Credit are evidenced by a Commitment Letter dated April 27, 2010 (the “Commitment Letter”), a Promissory Note dated March 29, 2011, and certain other ancillary documents.

On June 7, 2007, the Company obtained a term loan from West Bank in the amount of $4,100,000.  The loan, which had an outstanding principal balance of $3,058,482 as of February 28, 2011, matures on May 1, 2013 and bears fixed interest at 5.75%.  Monthly principal and interest payments in the amount of $42,500 are required, with a final payment of principal and accrued interest in the amount of $2,299,308 due on May 1, 2013.

The Company obtained two additional loans from West Bank in 2007 for the purpose of financing the construction of the Company’s new facilities in Monona and Dubuque.  On October 9, 2007, the Company obtained a loan for $1,330,000, which has a maturity date of May 1, 2013 and bears interest at a fixed interest rate of 5.75%.  Monthly payments of $11,000 are required for principal and interest, with a final payment of accrued interest and principal in the amount of $1,007,294 due on May 1, 2013.  On February 28, 2011, the outstanding principal balance on this loan was $1,152,055.

On November 30, 2007, the Company obtained a $1,500,000 construction loan to finance construction of the Dubuque, Iowa facility, which has a maturity date of May 1, 2013 and bears interest at a fixed interest rate of 5.75%.  Payments of $12,550 are due monthly for principal and interest, with a final accrued interest and principal payment in the amount of $1,114,714 due on May 1, 2013.  On February 28, 2011 the outstanding principal balance on this loan was $1,310,428.

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

The Company was in compliance with all debt covenants as measured on November 30, 2010. As of February 28, 2011 the Company’s debt service coverage ratio was below the minimum required by the Business Loan Agreement. The Company remains in compliance with the terms of the Business Loan Agreement, and was not required to obtain a waiver with respect to its debt service coverage ratio, because compliance with the financial covenants contained in the Business Loan Agreement is measured only on an annual basis. The next measurement date is November 30, 2011, and the Company expects to be compliant with all covenants at that time.

On June 1, 2009, Art’s-Way Scientific received funds from two $95,000 promissory notes in connection with an agreement signed August 7, 2007 between Art’s-Way Scientific and the Iowa Department of Economic Development.  The first $95,000 promissory note is a 0% interest loan requiring 60 monthly payments of $1,583.33, with a final payment due July 1, 2014.  The outstanding principal balance on this note was $63,333 as of February 28, 2011. The second $95,000 promissory note, which had an outstanding principal balance of $95,000 as of February 28, 2011, is a forgivable loan subject to certain contract obligations.  These obligations include maintaining Art’s-Way Scientific’s principal place of business in Iowa, complying with certain tax and insurance requirements, and creating 16 full-time positions and retaining 21 full-time positions in Iowa, which must be maintained for a two-year period. Art’s-Way Manufacturing Co., Inc. has provided a guarantee in connection with these loans to Art’s-Way Scientific.

On May 1, 2010, the Company obtained a loan to finance the purchase of an additional facility located in West Union, Iowa to be used as a distribution center, warehouse facility, and manufacturing plant for certain products under the Art’s-Way brand. The funds for this loan were made available by the Iowa Finance Authority by the issuance of tax exempt bonds.  This loan had an original principal amount of $1,300,000 and bears fixed interest at 3.5%. The payments required on this loan began July 1, 2010 and continue until June 1, 2020. The terms of the loan require monthly payments of $12,891.68 for principal and interest. As of February 28, 2011, the outstanding principal balance on this loan was $1,227,588.

This loan from the Iowa Finance Authority, which has been assigned to The First National Bank of West Union, is governed by a Manufacturing Facility Revenue Note dated May 28, 2010 and a Loan Agreement dated May 1, 2010 (“the IFA Loan Agreement”), which requires the Company to provide quarterly internally prepared financial reports and year-end audited financial statements and to maintain a minimum debt service coverage ratio of 1.5 which is measured at November 30 of each year.  Among other covenants, the IFA Loan Agreement also requires the Company to maintain proper insurance on, and maintain in good repair, the West Union Facility, and continue to conduct business and remain duly qualified to do business in the State of Iowa.  The loan is secured by a mortgage on the Company’s West Union Facility, pursuant to a Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated May 1, 2010 between the Company and The First National Bank of West Union (the “West Union Mortgage”).

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

On September 15, 2010, the company obtained a zero-interest loan from the West Union Community Development Corporation in the amount of $13,000.  Annual principal payments of $4,333.33 are due September 1 of 2011, 2012, and 2013.

A summary of the Company’s term debt is as follows:

	February 28, 2011	November 30, 2010

West Bank loan payable in monthly installments of $42,500 including interest at 5.75%, due May 1, 2013	$3,058,482	$3,140,229

West Bank loan payable in monthly installments of $11,000 including interest at 5.75%, due May 1, 2013	1,152,055	1,167,970

West Bank loan payable in monthly installments of $12,550 including interest at 5.75%, due May 1, 2013	1,310,428	1,328,642

Iowa Finance Authority loan payable in monthly installments of $12,892 including interest at 3.5%, due June 1, 2020	1,227,588	1,255,120

IDED loan payable in monthly installments of $1,583 including interest at 0%, due July 1, 2014.	63,333	68,083

IDED loan payable in monthly installments of $0 including interest at 0%, due July 1, 2014	95,000	95,000

West Union Community Development Corporation loan payable in annual installments of $4,333 including interest and 0% due September 1, 2013	13,000	13,000

Total term debt	6,919,886	7,068,044
Less current portion of term debt	624,204	615,294
Term debt, excluding current portion	$6,295,682	$6,452,750

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

Goodwill Impairment Testing

In December 2010, the FASB issued standards on testing goodwill and other intangible assets impairment which is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The objective of this Update is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero.  The amendment will affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative.  The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The Company has determined that there was no significant impact to the financial statements as a result of the adoption of these standards.

Disclosure of Supplementary Pro Forma Information for Business Combinations

In December 2010, the FASB issued standards which state that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments in this Update clarify the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s).  The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.   The Company has determined that there was no significant impact to the financial statements as a result of the adoption of these standards.

(9)	Equity Incentive and Stock Option Plans

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

On February 5, 2007, the Board of Directors adopted the 2007 Employee Stock Option Plan (the “Employee Stock Option Plan”), which was approved by the Company’s stockholders at the annual stockholders’ meeting on April 26, 2007.  Under this plan, options may be granted to key personnel and consultants at the discretion of the plan administrator. The exercise price of the options must be not less than fair market value at the grant date. The options may be non-qualified or incentive stock options.  The term and vesting conditions of options granted under the plan are at the administrator’s discretion.

On January 27, 2011, the Board of Directors of the Company authorized and approved the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan (the “2011 Plan”), subject to approval by the stockholders on or before January 27, 2012.  If the 2011 Plan is approved by the stockholders, it will replace the Employee Stock Option Plan and the Directors’ Stock Option Plan (collectively, the “Prior Plans”), and no further stock options will be awarded under the Prior Plans.

(10)	2010 Acquisitions

Effective January 19, 2010, the company acquired certain assets related to the manure spreader product line of Roda Mfg., Inc.  The acquisition-date fair value of the total consideration transferred was approximately $1,159,000.  The operating results of the acquired business are reflected in the Company’s consolidated statement of operations from the acquisition date forward.  The amount of revenue attributable to the Roda Mfg. product line was $277,227 for the period ended February 28, 2011.  The amount of revenue from all product lines for the combined entity as of February 28, 2011 was $4,664,987 compared with $5,579,841 as of February 28, 2010.  The amounts of expenses for the individual product lines are not separately identifiable as the production and related accounting are integrated. Prior information is not available for the product line.  The acquisition was made to continue the Company’s growth strategy and diversify its product offerings inside the agricultural industry.  The purchase price was determined based on an arms-length negotiated value.  The transaction is being accounted for under the acquisition method of accounting, with the purchase price allocated to the individual assets acquired.

In addition, effective June 11, 2010, the company acquired certain assets related to the baler product line of M&W, a subsidiary of the Alamo Group. The acquisition-date fair value of the total consideration transferred was approximately $427,000.  The operating results of the acquired business are reflected in the Company’s consolidated statement of operations from the acquisition date forward.  The amount of revenue attributable to the M&W baler product line was $27,109 for the period ended February 28, 2011.  The amount of revenue for the combined entity as of February 28, 2011 was $4,664,987 compared with $5,579,841 as of February 28, 2010.  The amounts of expenses for individual product lines are not separately identifiable as the production and related accounting are integrated.  Prior information is not available for the product line.  The acquisition was made to continue the Company’s growth strategy and diversify its product offerings inside the agricultural industry.  The purchase price was determined based on an arms-length negotiated value.  The transaction is being accounted for under the acquisition method of accounting, with the purchase price allocated to the individual assets acquired.

(11)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.  At February 28, 2011, and November 30, 2010, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, and other current and long-term liabilities.  The carrying amounts approximate fair value because of the short maturity of these instruments.  The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

(12)	Related Party Transactions

The financial statements of Art’s-Way Manufacturing, Inc. include a sale by our Vessels division to Adamson Global Technology for $17,000 during quarter ending February 28, 2011.  The terms of this sale were consistent with those of an arm’s length transaction.  Adamson Global Technology is wholly-owned and operated by J. Ward McConnell, Jr., the Executive Chairman of the Board of Directors.

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

Approximate financial information with respect to the reportable segments is as follows.

Three Months Ended February 28, 2011

	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$3,656,000	$563,000	$445,000	$4,664,000
Loss from operations	(250,000)	(204,000)	(205,000)	(659,000)
Loss before tax	(244,000)	(260,000)	(225,000)	(729,000)
Total Assets	20,391,000	3,204,000	2,913,000	26,508,000
Capital expenditures	68,000	18,000	183,000	269,000
Depreciation & Amortization	126,000	26,000	29,000	180,000

Three Months Ended February 28, 2010

	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$3,596,000	$263,000	$1,721,000	$5,580,000
Income from operations	78,000	(187,000)	232,000	123,000
Income before tax	81,000	(245,000)	213,000	49,000
Total Assets	18,406,000	2,925,000	3,787,000	25,118,000
Capital expenditures	227,000	10,000	10,000	247,000
Depreciation & Amortization	119,000	26,000	25,000	170,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2010.  Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  Many of these forward-looking statements are located in this report under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i)  our goal to increase production at our West Union, Iowa facility and transfer two additional lines to that facility; (ii) the anticipated benefits from hiring a Production Manager for our pressurized vessels segment; (iii) our belief that demand for our modular buildings will increase if economic conditions improve; (iv) the anticipated benefits of our efforts to improve our disclosure controls and procedures and remediate the material weakness in our internal control over financial reporting; (v) our order backlog; and (vi) our beliefs regarding the sufficiency of working capital and our continued ability to renew or obtain financing on reasonable terms when necessary.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded.  We cannot provide any assurance with respect to our future performance or results.  Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) delays in or obstacles to our ability to successfully improve our disclosure controls and procedures and remediate the material weakness in our internal control over financial reporting; (ii) the impact of tightening credit markets on our ability to continue to obtain financing on reasonable terms; (iii) our ability to continue to meet debt obligations; (iv) the effect of general economic conditions on the demand for our products and the cost of our supplies and materials; (v) unforeseen costs or delays in implementing production of new products; and (vi)  other factors described from time to time in our reports to the SEC. We do not intend to update the forward-looking statements contained in this report other than as required by law. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of February 28, 2011 have remained unchanged from November 30, 2010.  These policies include revenue recognition, inventory valuation, income taxes and stock-based compensation.  Disclosure of these critical accounting policies is incorporated by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2010.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for the three month period ended February 28, 2011 were $4,664,000, compared to $5,580,000 during the same respective period in 2010, a decrease of $916,000 or 16%.  While Art’s Way Manufacturing and Art’s Way Vessels both had increased sales in the first quarter, Art’s Way Scientific had a decrease of $1,276,000 or 74%.  Consolidated gross profit margin for the first fiscal quarter and year to date of 2011 was 10% compared to 24% during the first fiscal quarter of 2010.

Our first fiscal quarter sales for our agricultural products segment (“Manufacturing”) were $3,656,000, compared to $3,596,000 during the same period of 2010, an increase of $60,000 or 2%.  Gross margins at Manufacturing for the first fiscal quarter of 2011 were 17%, compared to 29% in fiscal 2010.  This decrease in gross margin for the quarter was primarily due to the expenses associated with preparing our West Union, Iowa facility for production and the carrying cost of the facility.  We currently have two production lines established and are working to increase the efficiency of those lines and train the new employees at this facility.  We are also in the planning stages of transferring two additional lines.

Our first fiscal quarter sales at our pressurized vessels segment (“Vessels”) were $563,000, compared to $263,000 for the same period in 2010, a 114% increase.  Gross margins at Vessels for the first fiscal quarter of 2011 were -19%, compared to -35% in fiscal 2010.  We hired a Production Manager on February 17, 2011.  We expect this hire to result in more efficient production and improved cost control, which we believe will lead to higher gross margins.  In addition, we believe it will allow our General Manger, at Vessels, to focus on sales opportunities.

Our first fiscal quarter sales at our modular buildings segment (“Scientific”) were $445,000, compared to $1,721,000 for the same period in fiscal 2010, a 74.2% decrease.  Gross margins at Scientific for the first fiscal quarter of 2011 were -3%, compared to 24% in 2010.  We believe the modular buildings sales have been sluggish and erratic due to general economic conditions.  Many of Scientifics’ customers are government entities or universities which are experiencing budget cuts. Potential customers continue to show interest in our product but are struggling to find funding. Our backlog is lower when comparing to last year but is climbing and we continue our focus on growing this segment.

Expenses

During our first fiscal quarter, consolidated selling expenses were $401,000, compared to $448,000 for the same period in 2010.  Selling expenses as a percentage of sales were 9%, compared to 8% for the same period in 2010.  This increase was due to Manufacturing adding to its direct sales force.  Since the first quarter of 2010, we have added two members to the direct sales team, one in Texas and one in Illinois.

Consolidated engineering expenses were $118,000 for the three months ended February 28, 2011, compared to $97,000 for the same respective period in 2010.  These increases were primarily due to the addition of engineering staff in Armstrong, Iowa.  Engineering expenses as a percentage of sales were 3% for the three-month period ending February 28, 2011, compared to 2% for the same respective period in 2010.

Consolidated administrative expenses for the three months ended February 28, 2011 were $615,000 compared to $658,000 for the same period in 2010.  Administrative expenses as a percentage of sales were 13% for the three-month period ending February 28, 2011, compared to 12% for the same respective period in 2010.

Order Backlog

The consolidated order backlog as of March 29, 2011 was $13,578,000 compared to $17,450,000 as of March 29, 2010.  Manufacturing’s order backlog was $12,337,000 as of March 29, 2011, compared to $12,644,000 in fiscal 2010.  The backlog for Vessels was $331,000 as of March 29, 2011, compared to $490,000 in fiscal 2010. The backlog for Scientific was $910,000 as of March 29, 2011, compared to $4,316,000 in fiscal 2010. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our main source of funds in the first quarter was customer deposits for Manufacturing.  Those funds were primarily used to pay down our line of credit and financing working capital needs.

We have a $6,000,000 revolving line of credit with West Bank, pursuant to which we had borrowed $315,000 and $2,084,000 as of February 28, 2011 and November 30, 2010, respectively.  The revolving line of credit was renewed on March 29, 2011. In addition, we have three term loans from West Bank, which had outstanding principal balances of $3,058,000, $1,152,000 and $1,310,000 as of February 28, 2011, respectively.  We have also received funds pursuant to two promissory notes from the Iowa Department of Economic Development. These notes had outstanding principal balances of $95,000 and $63,000 as of February 28, 2011, respectively.  In May 2010, the Iowa Finance Authority extended us a loan to finance the purchase of a facility. As of February 28, 2011, the outstanding principal balance on this loan was $1,228,000.  In September 2010, we obtained an interest-free $13,000 loan from the West Union Community Development Corporation, which requires annual principal payments of $4,333 on September 1 of 2011, 2012, and 2013.

Our loans require us to comply with various covenants, including maintaining certain financial ratios. We were in compliance with all financial ratio covenants as of November 30, 2010, our last measurement date.

For additional information about our financing activities, please refer to note 8 to the audited consolidated financial statements and the discussion entitled “Liquidity and Capital Resources,” each contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2010, as well as note 7 to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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

Off Balance Sheet Arrangements

None.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The person serving as our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e), as of the end of the period subject to this Report.  Based on this evaluation, the person serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified by the Securities and Exchange Commission’s rules and forms. As a result of the material weakness relating to inventory accounting that existed at the end of our fiscal year, which was previously disclosed in Item 9A of our 2010 Annual Report on Form 10K, the person serving as our principle executive officer and principal financial officer concluded that our disclosure controls and procedures did not ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act was collected and communicated to our management, including the person serving as our principal executive officer and principal financial officer, in a manner to allow timely decisions regarding required disclosures.

Changes to Internal Control over Financial Reporting

We are undertaking efforts to remediate the material weakness identified in our 2010 Annual Report on Form 10K. While we did see improvement during 2010, we will continue to enhance and implement additional, meaningful inventory control procedures during 2011.  We believe that we have trained the staff on inventory transactions. These procedural changes, additional analysis and assessment, and ownership by manufacturing employees and our enforcement of these policies and procedures will assist us to continue to evaluate the effectiveness of these controls.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are currently not a party to any material pending legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

On January 27, 2011, our Board of Directors approved compensation arrangements for the Chairman of the Board and the Vice Chairman of the Board. The Chairman and Vice Chairman shall receive cash compensation of $150,000 and $70,000, respectively, per fiscal year, which shall be paid in equal quarterly installments.  The Chairman and Vice Chairman are also entitled to an annual grant of non-qualified stock options in the same amount and on the same terms as our other directors. In addition to base cash compensation and non-qualified stock options, the Chairman and Vice Chairman are eligible to receive discretionary cash incentive payments based on Company performance during the applicable fiscal year.  The cash incentives, if any, shall be payable in accordance with the terms recommended by the Compensation and Stock Option Committee and established by the Board. The current arrangements with the Chairman and the Vice Chairman are reflected in the summary of compensation arrangements with directors attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference. However, the Compensation and Stock Option Committee shall make recommendations to the Board, and the Board shall review and make a final determination of the appropriate amounts and terms of the compensation payable to the Chair and the Vice Chair on a periodic basis, and, as they deem appropriate and in the best interest of the Company, may make amendments in a separate policy or agreement with the Chairman and/or Vice Chairman (as applicable).

Item 6.	Exhibits

See “Exhibit Index” on page 20 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date: April 12, 2011	By:	/s/ Carrie L. Majeski
Carrie L. Majeski
President, Chief Executive Officer and Principal Financial Officer

Art’s-Way Manufacturing Co., Inc.

Exhibit Index

Form 10-Q for the Quarterly Period Ending February 28, 2011

Exhibit No.	Description
10.1	Director Compensation Policy Effective January 27, 2011-filed herewith
31.1	Certificate pursuant to 17 CFR 240 13a-14(a)—filed herewith
32.1	Certificate pursuant to 18 U.S.C. Section 1350—filed herewith