Form 10-Q
period 2011-05-31
ARTS WAY MANUFACTURING CO INC
filed 2011-07-15
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2011
or
[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 0-5131

ART’S-WAY MANUFACTURING CO., INC.
(Exact name of registrant as specified in its charter)

DELAWARE	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Non-accelerated filer   (Do not check if a smaller reporting company)  ☐                     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

Number of common shares outstanding as of June 28, 2011: 4,017,852

Art’s-Way Manufacturing Co., Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Balance Sheets

	(Unaudited)

Assets	May 31, 2011	November 30, 2010
Current assets:
Cash	$115,148	$317,103
Accounts receivable-customers, net of allowance for doubtful accounts of $105,460 and $114,834 in 2011 and 2010, respectively	3,071,769	2,493,624
Inventories, net	14,565,868	13,795,816
Deferred taxes	833,000	821,000
Cost and Profit in Excess of Billings	7,025	256,739
Income taxes receivable	270,388	-
Other current assets	399,154	245,774
Total current assets	19,262,352	17,930,056
Property, plant, and equipment, net	8,143,870	8,038,733
Assets held for lease, net	499,505	313,773
Covenant not to Compete, net	90,000	120,000
Goodwill	375,000	375,000
Total assets	$28,370,727	$26,777,562
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to bank	$2,938,386	$2,084,000
Current portion of term debt	631,055	615,294
Accounts payable	959,292	1,008,688
Customer deposits	2,077,378	440,888
Billings in Excess of Cost and Profit	208,083	41,571
Accrued expenses	1,213,924	1,381,098
Income taxes payable	-	594,816
Total current liabilities	8,028,118	6,166,355
Long-term liabilities
Deferred taxes	718,000	568,000
Term debt, excluding current portion	6,136,557	6,452,750
Total liabilities	14,882,675	13,187,105
Stockholders’ equity:
Common stock – $0.01 par value. Authorized 5,000,000 shares; issued and outstanding 4,017,852 and 4,008,352 shares in 2011 and 2010	40,179	40,084
Additional paid-in capital	2,419,996	2,328,668
Retained earnings	11,027,877	11,221,705
Total stockholders’ equity	13,488,052	13,590,457
Total liabilities and stockholders’ equity	$28,370,727	$26,777,562

See accompanying notes to unaudited condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Year to Date

	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
Net sales	$7,845,150	$6,748,178	$12,509,488	$12,328,018
Cost of goods sold	5,889,162	5,178,362	10,077,665	9,432,491
Gross profit	1,955,988	1,569,816	2,431,823	2,895,527
Expenses:
Engineering	120,333	110,405	238,642	207,300
Selling	472,404	478,384	873,012	926,143
General and administrative	815,076	769,173	1,430,950	1,426,803
Total expenses	1,407,813	1,357,962	2,542,604	2,560,246
Income (loss) from operations	548,175	211,854	(110,781)	335,281
Other income (expense):
Interest expense	(105,506)	(97,614)	(201,708)	(189,794)
Other	5,235	34,105	31,304	51,961
Total other income (loss)	(100,271)	(63,509)	(170,404)	(137,833)
Income (loss) before income taxes	447,904	148,345	(281,185)	197,448
Income tax expense (benefit)	157,155	47,865	(87,357)	62,543
Net income (loss)	$290,749	$100,480	$(193,828)	$134,905
Net income per share:
Basic	0.07	0.03	(0.05)	0.03
Diluted	0.07	0.03	(0.05)	0.03

See accompanying notes to unaudited condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Year To Date
	May 31, 2011	May 31, 2010
Cash flows from operations:
Net income (loss)	$(193,828)	$134,905
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	52,473	10,903
Depreciation expense	372,291	319,462
Amortization expense	30,000	30,000
Deferred income taxes	138,000	35,000
Changes in assets and liabilities, net of Roda acquisiton in 2010:
(Increase) decrease in:
Accounts receivable	(578,145)	(2,218,236)
Inventories	(770,053)	(1,328,460)
Income taxes receivable	(270,388)	-
Other current assets	(153,380)	687,486
Increase (decrease) in:
Accounts payable	(49,395)	441,444
Contracts in progress, net	416,226	602,003
Customer deposits	1,636,490	3,761,162
Income taxes payable	(594,816)	(288,273)
Accrued expenses	(167,174)	230,049
Net cash provided by (used in) operating activities	(131,699)	2,417,445
Cash flows from investing activities:
Purchases of property, plant, and equipment	(434,065)	(1,791,007)
Net change in asset held for lease	(229,095)	-
Purchase of assets of Roda	-	(1,179,001)
Net cash (used in) investing activities	(663,160)	(2,970,008)
Cash flows from financing activities:
Net change in line of credit	854,386	(975,892)
Net activity as a result of checks issued in excess of deposits	-	85,892
Payments of notes payable to bank	(300,432)	(231,548)
Proceeds from term debt	-	1,300,000
Proceeds from the exercise of stock options	38,950	7,503
Net cash provided by financing activities	592,904	185,955
Net decrease in cash	(201,955)	(366,608)
Cash at beginning of period	317,103	387,218
Cash at end of period	$115,148	$20,610

Supplemental disclosures of cash flow information:
Cash paid/(received) during the period for:
Interest	$201,848	$180,640
Income taxes	640,850	315,063

Supplemental schedule of investing activities:
Roda acquisition:
Inventories	$-	$1,179,001
Cash paid	$-	$1,179,001

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Description of the Company

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

We have organized our business into three operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies.  Art’s-Way Manufacturing Co., Inc. manufactures farm equipment under its own and private labels.  Art’s-Way Manufacturing Co., Inc. has two wholly-owned operating subsidiaries.  Art’s-Way Vessels, Inc. (“Art’s-Way Vessels”) manufactures pressure vessels and Art’s-Way Scientific, Inc. (“Art’s-Way Scientific”) manufactures modular buildings for various uses, commonly animal containment and research laboratories. For detailed financial information relating to segment reporting, see Note 14, “Segment Information.”

(2)	Summary of Significant Account Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2010.  The results of operations for the three and six months ended May 31, 2011 are not necessarily indicative of the results for the fiscal year ending November 30, 2011.

(3)	Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per common share has been computed on the basis of the weighted average number of common shares outstanding.  Diluted net income per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.

Basic and diluted earnings per common share have been computed based on the following as of May 31, 2011 and May 31, 2010:

	For the three months ended
	May 31, 2011	May 31, 2010
Basic:
Numerator, net income	$290,749	$100,480
Denominator: Average number
of common shares outstanding	4,017,852	3,991,586
Basic earnings per common share	$0.07	$0.03
Diluted:
Numerator, net income	$290,749	$100,480
Denominator: Average number
of common shares outstanding	4,017,852	3,991,586
Effect of dilutive stock options	29,826	14,482
	4,047,678	4,006,068
Diluted earnings per common share	$0.07	$0.03

	For the six months ended
	May 31, 2011	May 31, 2010
Basic:
Numerator, net income (loss)	$(193,828)	$134,905
Denominator: Average number
of common shares outstanding	4,014,102	3,990,975
Basic earnings (loss) per common share	$(0.05)	$0.03
Diluted:
Numerator, net income (loss)	$(193,828)	$134,905
Denominator: Average number of common
shares outstanding	4,014,102	3,990,975
Effect of dilutive stock options	0	9,241
	4,014,102	4,000,216
Diluted earnings (loss) per common share	$(0.05)	$0.03

(4)	Stock Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period.  We estimate the fair value of each stock-based award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield.

(5)	Inventory

Major classes of inventory are:

	May 31, 2011	November 30, 2010
Raw materials	$9,157,138	$8,269,852
Work in process	465,637	776,083
Finished goods	7,304,599	6,565,964
	$16,927,374	$15,611,899
Less: Reserves	(2,361,506)	(1,816,083)
	$14,565,868	$13,795,816

(6)	Accrued Expenses

Major components of accrued expenses are:

	May 31, 2011	November 30, 2010
Salaries, wages, and commissions	$505,747	$661,200
Accrued warranty expense	199,395	180,549
Other	508,782	539,349
	$1,213,924	$1,381,098

(7)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement.  The average length of the warranty period is one year from the date of purchase.  The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer.  The Company records a liability for estimated costs that may be incurred under its warranties.  The costs are estimated based on historical experience and any specific warranty issues that have been identified.  Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts.  The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary.  The accrued warranty balance is included in accrued expenses as shown in note 6.

Changes in the Company’s product warranty liability for the three and six months ended May 31, 2011 and 2010 are as follows:

	For the three months ended
	May 31, 2011	May 31, 2010

Balance, beginning	$146,901	$116,369
Settlements made in cash or in-kind	(58,655)	(95,352)
Warranties issued	111,149	127,395
Balance, ending	$199,395	$148,412

	For the six months ended
	May 31, 2011	May 31, 2010

Balance, beginning	$180,549	$96,370
Settlements made in cash or in-kind	(192,164)	(185,674)
Warranties issued	211,010	237,716
Balance, ending	$199,395	$148,412

(8)	Loan and Credit Agreements

The Company has a $6,000,000 revolving line of credit with West Bank (the “Line of Credit”) which was scheduled to mature on April 30, 2011.  Effective March 31, 2011, the Company renewed the Line of Credit and extended the maturity date to April 30, 2012.  The Line of Credit is renewable annually with advances funding the Company’s working capital and letter of credit needs.  The interest rate is West Bank’s prime interest rate, adjusted daily, with a minimum rate of 4.00%.  As of May 31, 2011, the interest rate was the minimum of 4.0%. Monthly interest-only payments are required and the unpaid principal is due on the maturity date.  As of May 31, 2011 and November 30, 2010, the Company had borrowed $2,938,386 and $2,084,000, respectively, against the Line of Credit.  The available amounts remaining on the Line of Credit were $3,061,614 and $3,916,000 on May 31, 2011 and November 30, 2010, respectively.  The borrowing base limits advances from the Line of Credit to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and work-in-process inventory, plus 40% of Net Book Value of Fixed Assets as calculated at each month-end.  The Company’s obligations under the Line of Credit are evidenced by a Business Loan Agreement effective March 31, 2011 (the “Business Loan Agreement”), a Change in Terms Agreement effective March 31, 2011, and certain other ancillary documents.

On June 7, 2007, the Company obtained a term loan from West Bank in the amount of $4,100,000.  The loan, which had an outstanding principal balance of $2,974,523 as of May 31, 2011, matures on May 1, 2013 and bears fixed interest at 5.75%.  Monthly principal and interest payments in the amount of $42,500 are required, with a final payment of principal and accrued interest in the amount of $2,300,391 due on May 1, 2013.

The Company obtained two additional loans from West Bank in 2007 for the purpose of financing the construction of the Company’s new facilities in Monona and Dubuque.  On October 9, 2007, the Company obtained a loan for $1,330,000, which has a maturity date of May 1, 2013 and bears interest at a fixed interest rate of 5.75%.  Monthly payments of $11,000 are required for principal and interest, with a final payment of accrued interest and principal in the amount of $1,005,503 due on May 1, 2013.  On May 31, 2011, the outstanding principal balance on this loan was $1,135,533.

On November 30, 2007, the Company obtained a $1,500,000 construction loan to finance construction of the Dubuque, Iowa facility, which has a maturity date of May 1, 2013 and bears interest at a fixed interest rate of 5.75%.  Payments of $12,550 are due monthly for principal and interest, with a final accrued interest and principal payment in the amount of $1,144,779 due on May 1, 2013.  On May 31, 2011 the outstanding principal balance on this loan was $1,291,520.

Each of the Company’s loans from West Bank are governed by the Business Loan Agreement, which requires the Company to comply with certain financial and reporting covenants. The Company must provide monthly internally prepared financial reports, year-end audited financial statements, annual compliance certificates, and notice upon certain events, such as a change in executive or management personnel.  The Company must maintain a minimum debt service coverage ratio of 1.5, a maximum debt to tangible net worth ration of 1.25, and a minimum tangible net worth of $12,000,000, each as measured at the Company’s fiscal year-end. Further, the Company must obtain West Bank’s prior written consent for any investment in, acquisition of, or guaranty relating to another business or entity. The loans are secured by a first position security interest on the assets of the Company and its subsidiaries, including but not limited to, inventories, accounts receivable, machinery, equipment and real estate, in accordance with the Business Loan Agreement and Commercial Guaranties executed by the Company’s subsidiaries. The Company and its subsidiaries were also required to execute Agreements to Provide Insurance that set forth the insurance requirements for the collateral.

If the Company or either of its subsidiaries (as guarantors) commits an event of default under the Business Loan Agreement and fails or is unable to cure that default, the interest rate on the Line of Credit would increase by 2.0%. In addition, West Bank may cease advances under the Line of Credit and has the option of causing all outstanding indebtedness to become immediately due and payable. Events of default include, without limitation: (i) becoming insolvent or subject to bankruptcy proceedings; (ii) defaulting on any obligations to West Bank; (iii) defaulting on any obligations to third parties that would materially affect the ability to perform obligations owed to West Bank; (iv) suffering a material adverse change in financial condition or the value of any collateral; (v) experiencing a change in ownership of twenty-five percent or more of outstanding common stock; and (vi) making false statements to West Bank.

The Company was in compliance with all debt covenants as measured on November 30, 2010. As of May 31, 2011 the Company’s debt service coverage ratio was below the minimum required by the Business Loan Agreement. The Company remains in compliance with the terms of the Business Loan Agreement, and was not required to obtain a waiver with respect to its debt service coverage ratio, because compliance with the financial covenants contained in the Business Loan Agreement is measured only on an annual basis. The next measurement date is November 30, 2011, and the Company expects to be compliant with all covenants at that time.

On June 1, 2009, Art’s-Way Scientific received funds from two $95,000 promissory notes in connection with an agreement signed August 7, 2007 between Art’s-Way Scientific and the Iowa Department of Economic Development.  The first $95,000 promissory note is a 0% interest loan requiring 60 monthly payments of $1,583.33, with a final payment due July 1, 2014.  The outstanding principal balance on this note was $58,583 as of May 31, 2011. The second $95,000 promissory note, which had an outstanding principal balance of $95,000 as of May 31, 2011, is a forgivable loan subject to certain contract obligations.  These obligations include maintaining Art’s-Way Scientific’s principal place of business in Iowa, complying with certain tax and insurance requirements, and creating 16 full-time positions and retaining 21 full-time positions in Iowa, which must be maintained for a two-year period. Art’s-Way Manufacturing Co., Inc. has provided a guarantee in connection with these loans to Art’s-Way Scientific.

On May 1, 2010, the Company obtained a loan to finance the purchase of an additional facility located in West Union, Iowa to be used as a distribution center, warehouse facility, and manufacturing plant for certain products under the Art’s-Way brand. The funds for this loan were made available by the Iowa Finance Authority by the issuance of tax exempt bonds.  This loan had an original principal amount of $1,300,000 and bears fixed interest at 3.5%. The payments required on this loan began July 1, 2010 and continue until June 1, 2020. The terms of the loan require monthly payments of $12,891.68 for principal and interest. As of May 31, 2011, the outstanding principal balance on this loan was $1,199,453.

This loan from the Iowa Finance Authority, which has been assigned to The First National Bank of West Union, is governed by a Manufacturing Facility Revenue Note dated May 28, 2010 and a Loan Agreement dated May 1, 2010 (“the IFA Loan Agreement”), which requires the Company to provide quarterly internally prepared financial reports and year-end audited financial statements and to maintain a minimum debt service coverage ratio of 1.5, which is measured at November 30 of each year.  Among other covenants, the IFA Loan Agreement also requires the Company to maintain proper insurance on, and maintain in good repair, the West Union Facility, and continue to conduct business and remain duly qualified to do business in the State of Iowa.  The loan is secured by a mortgage on the Company’s West Union Facility, pursuant to a Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated May 1, 2010 between the Company and The First National Bank of West Union (the “West Union Mortgage”).

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

A summary of the Company’s term debt is as follows:

	May 31, 2011	November 30, 2010

West Bank loan payable in monthly installments of $42,500 including interest at 5.75%, due May 1, 2013	2,974,523	$3,140,229

West Bank loan payable in monthly installments of $11,000 including interest at 5.75%, due May 1, 2013	1,135,533	1,167,970

West Bank loan payable in monthly installments of $12,550 including interest at 5.75%, due May 1, 2013	1,291,520	1,328,642

Iowa Finance Authority loan payable in monthly installments of $12,892 including interest at 3.5%, due June 1, 2020	1,199,453	1,255,120

IDED loan payable in monthly installments of $1,583 including interest at 0%, due July 1, 2014.	58,583	68,083

IDED loan payable in monthly installments of $0 including interest at 0%, due July 1, 2014	95,000	95,000

West Union Community Development Corporation loan payable in annual installments of $4,333 including interest and 0% due September 1, 2013	13,000	13,000

Total term debt	6,767,612	7,068,044
Less current portion of term debt	631,055	615,294
Term debt, excluding current portion	6,136,557	$6,452,750

(9)	Recently Issued Accounting Pronouncements

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

Goodwill Impairment Testing

In December 2010, the FASB issued standards on testing goodwill and other intangible assets impairment which is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The objective of this Update is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero.  The amendment will affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative.  The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption permitted.  The Company has a year end of November 30th and this standard is not yet adopted.  We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Disclosure of Supplementary Pro Forma Information for Business Combinations

In December 2010, the FASB issued standards which state that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments in this Update clarify the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s).  The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The Company has a year end of November 30th and this standard is not yet adopted.  We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Fair Value Measurement Update

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” that amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements. The amendments in this update achieve the objective of developing common fair value measurement and disclosure requirements, as well as improving consistency and understandability. Some of the requirements clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Comprehensive Income

In June 2011, the FASB issued ASU NO. 2011-05, “Presentation of Comprehensive Income” that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statements of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

(10)	Equity Incentive Plan

On January 27, 2011, the Board of Directors of the Company authorized and approved the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan (the “2011 Plan”), subject to approval by the stockholders on or before January 27, 2012.  The 2011 Plan was approved by the stockholders on April 28, 2011.  It replaced the Employee Stock Option Plan and the Directors’ Stock Option Plan (collectively, the “Prior Plans”), and no further stock options will be awarded under the Prior Plans.  Awards to directors and executive officers under the 2011 Plan will be governed by the forms of agreement approved by the Board of Directors.

The 2011 Plan permits the plan administrator to award nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance awards, and stock appreciation rights to employees (including officers), directors, and consultants.  The Board of Directors has approved a director compensation policy pursuant to which non-employee directors are automatically granted non-qualified stock options to purchase 2,000 shares of common stock annually or initially upon their election to the Board, which are fully vested.

Stock options granted prior to January 27, 2011 are governed by the applicable Prior Plan and the forms of agreement adopted thereunder.

(11)	2010 Acquisitions

Effective January 19, 2010, the Company acquired certain assets related to the manure spreader product line of Roda Mfg., Inc.  The acquisition-date fair value of the total consideration transferred was approximately $1,159,000.  The operating results of the acquired business are reflected in the Company’s consolidated statement of operations from the acquisition date forward.  The amount of revenue attributable to the Roda Mfg. product line was $283,658 for the period ended May 31, 2011.  The amount of revenue from all product lines for the combined entity as of the period ended May 31, 2011 was $12,509,488 compared with $12,328,018 as of May 31, 2010.  The amounts of expenses for the individual product lines are not separately identifiable as the production and related accounting are integrated. Prior information is not available for the product line.  The acquisition was made to continue the Company’s growth strategy and diversify its product offerings inside the agricultural industry.  The purchase price was determined based on an arms-length negotiated value.  The transaction is being accounted for under the acquisition method of accounting, with the purchase price allocated to the individual assets acquired.

In addition, effective June 11, 2010, the Company acquired certain assets related to the baler product line of M&W, a subsidiary of the Alamo Group. The acquisition-date fair value of the total consideration transferred was approximately $427,000.  The operating results of the acquired business are reflected in the Company’s consolidated statement of operations from the acquisition date forward.  The amount of revenue attributable to the M&W baler product line was $39,050 for the period ended May 31, 2011.  The amount of revenue for the combined entity as of period ended May 31, 2011 was $12,509,488 compared with $12,328,018 as of May 31, 2010.  The amounts of expenses for individual product lines are not separately identifiable as the production and related accounting are integrated.  Prior information is not available for the product line.  The acquisition was made to continue the Company’s growth strategy and diversify its product offerings inside the agricultural industry.  The purchase price was determined based on an arms-length negotiated value.  The transaction is being accounted for under the acquisition method of accounting, with the purchase price allocated to the individual assets acquired.

(12)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.  At May 31, 2011, and November 30, 2010, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, and other current and long-term liabilities.  The carrying amounts approximate fair value because of the short maturity of these instruments.  The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

(13)	Related Party Transactions

The financial statements of Art’s-Way Manufacturing, Inc. include a sale by our Vessels division to Adamson Global Technology in the amount of $17,000 and $250,000 during the six months ending May 31, 2011 and 2010, respectively.  Adamson Global Technology is wholly-owned and operated by J. Ward McConnell, Jr., the Executive Chairman of the Board of Directors.

(14)	Segment Information

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

    Approximate financial information with respect to the reportable segments is as follows.

	Three Months Ended May 31, 2011
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$6,664,000	$402,000	$779,000	$7,845,000
Income from operations	722,000	(117,000)	(57,000)	548,000
Income before tax	697,000	(175,000)	(74,000)	448,000
Total Assets	21,514,000	3,277,000	3,580,000	28,371,000
Capital expenditures	197,000	70,000	127,000	394,000
Depreciation & Amortization	127,000	26,000	69,000	222,000

	Three Months Ended May 31, 2010
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$4,606,000	$480,000	$1,662,000	$6,748,000
Income from operations	117,000	(41,000)	136,000	212,000
Income before tax	128,000	(97,000)	117,000	148,000
Total Assets	21,111,000	3,061,000	4,784,0000	28,956,000
Capital expenditures	1,511,000	6,000	27,000	1,544,000
Depreciation & Amortization	128,000	26,000	25,000	179,000

	Six Months Ended May 31, 2011
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$10,321,000	$965,000	$1,224,000	12,510,000
Income from operations	472,000	(320,000)	(262,000)	(110,000)
Income before tax	453,000	(435,000)	(299,000)	(281,000)
Total Assets	21,514,000	3,277,000	3,580,000	28,371,000
Capital expenditures	266,000	87,000	310,000	663,000
Depreciation & Amortization	252,000	52,000	98,000	402,000

	Six Months Ended May 31, 2010
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$8,202,000	$743,000	$3,383,000	$12,328,000
Income from operations	195,000	(228,000)	368,000	335,000
Income before tax	209,000	(342,000)	330,000	197,000
Total Assets	21,111,000	3,061,000	4,784,000	28,956,000
Capital expenditures	1,738,000	16,000	37,000	1,791,000
Depreciation & Amortization	247,000	52,000	50,000	349,000

(15)	Subsequent Event

On June 5, 2011, the company executed a non-binding Letter of Intent to acquire the assets of  Imperial Steel Tank Company.  No definitive agreement has been reached with Imperial Steel Tank as of this filing.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2010.  Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  Many of these forward-looking statements are located in this report under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i)   the expected annual revenue for beet harvesters; (ii) the anticipated benefits from hiring a Production Manager for our pressurized vessels segment; (iii) our belief that demand for our modular buildings will increase if economic conditions improve; (iv) the expected response to our modular buildings from customers who do not depend on government funding and customers pursuing leasing alternatives, and our intent to continue to grow that segment; (v) the anticipated benefits of our efforts to improve our disclosure controls and procedures and remediate the material weakness in our internal control over financial reporting; (vi) our order backlog; and (vii) our beliefs regarding the sufficiency of working capital and our continued ability to renew or obtain financing on reasonable terms when necessary.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded.  We cannot provide any assurance with respect to our future performance or results.  Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) delays in or obstacles to our ability to successfully improve our disclosure controls and procedures and remediate the material weakness in our internal control over financial reporting; (ii) the impact of tightening credit markets on our ability to continue to obtain financing on reasonable terms; (iii) our ability to continue to meet debt obligations; (iv) the effect of general economic conditions on the demand for our products and the cost of our supplies and materials; (v) unforeseen costs or delays in implementing production of new products; and (vi) unexpected effects from changes to our production schedule; (vii) an inability to retain new customers for our modular buildings; (viii)  other factors described from time to time in our reports to the SEC. We do not intend to update the forward-looking statements contained in this report other than as required by law. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of May 31, 2011 have remained unchanged from November 30, 2010.  These policies include revenue recognition, inventory valuation, income taxes and stock-based compensation.  Disclosure of these critical accounting policies is incorporated by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2010.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for the three- and six-month periods ended May 31, 2011 were $7,845,000 and $12,509,000, respectively, compared to $6,748,000 and $12,328,000 during the same respective periods in 2010, a $1,097,000, or 16.3%, increase for the quarter and a $181,000, or 1.5% increase, year-to-date. The sales increases were due to the agricultural products (“Manufacturing”) and pressurized vessels (“Vessels”) sales improvements, offset by a decrease in sales at our modular buildings segment (“Scientific”).

Consolidated gross profit margin for the second fiscal quarter of 2011 was 24.9% compared to 23.3% during the second fiscal quarter of 2010.  Year-to-date gross margin was 19.4% in fiscal year 2011, compared to 23.5% in fiscal year 2010.  The decrease in gross margin for the year-to-date was primarily due to Scientific gross margin decreasing from 21.0% during 2010 to 8.0% during 2011.  The impact of this decrease brought the consolidated gross margin down by approximately 4.0%.

Our second fiscal quarter sales at Manufacturing were $6,663,000, compared to $4,605,000 during the same period of 2010, an increase of $2,058,000, or 44.7%.  Year-to-date sales were up to $10,321,000, from $8,202,000 as of May 31, 2010, an increase of $2,119,000, or 25.8%.  The quarter ended May 31, 2011 and year-to-date beet harvester sales increased by approximately $1,500,000 and $1,800,000, respectively.  This was due to a change in our production schedule which moved the beet harvesting equipment onto dealer lots earlier in the selling season.    We expect total beet harvester sales for fiscal 2011 to be comparable to total beet harvester sales in fiscal 2010. Other various increases to whole goods and service part items contributed to the residual changes in sales for the quarter ended May 31, 2011 and year-to-date 2011.  Gross margin for the quarter ended May 31, 2011 was 28.3% compared to 25.8% for the same period in 2010.  The quarter ended May 31, 2011 gross margin increase is due to increased service parts sales which have higher margins. The year-to-date gross margin was 24.0% compared to 26.8% as May 31, 2010. The year-to-date margin decrease is attributable to higher steel costs that impacted the margin on sales from prior year whole goods sales orders.

Our second fiscal quarter sales at Vessels were $402,000, compared to $480,000 for the same period in 2010, a decrease of $78,000, or 16.3%.  Year-to-date sales were $965,000, compared to $743,000 for the six-month period ending May 31, 2010, an increase of $222,000, or 29.9%.  We hired a Production Manager on February 17, 2011.  He has been with us one quarter during which time he has improved our overall shop flow and cleanliness, and has improved our ability to track cost and revenue on a per-job basis. While we have not seen an immediate financial impact, we feel his addition was imperative.  Over time, we anticipate manufacturing costs will decline and that margins will subsequently increase.  In addition, we believe it will allow our General Manger at Vessels to focus on sales opportunities.  Gross margin for the quarter ended May 31, 2011 was -10.8% compared to 12.8% for the same period in 2010.  Year-to-date gross margin was -15.4% compared to -4.1% as May 31, 2010.

Our second fiscal quarter sales in 2011 at Scientific were $779,000, compared to $1,662,000 for the same period in fiscal 2010, a decrease of $883,000, or 53.1%.  Year-to-date sales were $1,224,000 in fiscal 2011 compared to $3,383,000 for the same period in 2010, a decrease of $2,159,000, or 63.8% decrease.  We believe the modular buildings sales have been sluggish and erratic due to general economic conditions.  Many of Scientific’s customers are government entities or universities that are experiencing budget cuts. A majority of these customers applied for federal grant money, but did not receive the necessary award amounts to proceed with the projects as quoted.  We are now working with those customers who either are scaling their projects back or looking at leasing to meet their funding requirements.  We currently have three leased facilities and are building more for the express purpose of leasing.  We are also focusing our sales activities on entities that do not rely of governmental funding.  During the second quarter we attended the World Dairy Expo and the National Jersey Convention and received a favorable response to our newly configured 50 head calf barn.  Our backlog in Scientific remains lower when compared to last year but continues to climb and we continue our focus on growing this segment. Gross margin for the quarter ended May 31, 2011 was -14.7% compared to 19.2% for the same period in 2010.  Year-to-date gross margin was 8.3% compared to 21.4% as May 31, 2010. These decreases can be attributable to the smaller sales volume.

Expenses

Our second fiscal quarter consolidated selling expenses were $472,000 compared to $478,000 for the same period in 2010.  Year-to-date selling expenses were $873,000 in 2011 compared to $926,000 for the same period in 2010.  The decrease was primarily due to reductions in trade show and literature expenditures, partially offset by increases to our direct sales force during the first fiscal quarter.  Selling expenses as a percentage of sales were 6.0% and 7.0% for the three- and six-month periods ending May 31, 2011, compared to 7.1% and 7.5% for the same respective periods in 2010.

Consolidated engineering expenses were $120,000 for the three months ended May 31, 2011, compared to $110,000 for the same period in 2010.  Year-to-date engineering expenses were $239,000 for fiscal 2011 compared to $207,000 in fiscal 2010. These increases were largely due to the addition of engineering staff in Armstrong, Iowa.  Engineering expenses as a percentage of sales were 1.5% and 1.9% for the three- and six-month periods ending May 31, 2011, compared to 1.6% and 1.7% for the same respective periods in 2010.

Consolidated administrative expenses for the three months ended May 31, 2011 were $815,000 compared to $769,000 for the same period in 2010.  Year-to-date administrative expenses were $1,431,000 compared to $1,426,000 in 2010. Administrative expenses as a percentage of sales were 10.4% and 11.4% for the three- and six-month periods ending May 31, 2011, compared to 11.4% and 11.6% for the same respective periods in 2010.

Order Backlog

The consolidated order backlog as of May 31, 2011 was $9,670,000 compared to $13,639,000 as of May 31, 2010.  Manufacturing’s order backlog was $7,821,000 as of May 31, 2011, compared to $10,278,000 in fiscal 2010.  The backlog for Vessels was $365,000 as of May 31, 2011, compared to $834,000 in fiscal 2010. The backlog for Scientific was $1,484,000 as of May 31, 2011, compared to $2,527,000 in fiscal 2010. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our main source of funds for the six months ended May 31, 2011 was customer deposits for Manufacturing and borrowings on our line of credit.  The funds supported our working capital requirements and capital expenditures for the period.

We have a $6,000,000 revolving line of credit with West Bank, pursuant to which we had borrowed $2,938,000 and $2,084,000 as of May 31, 2011 and November 30, 2010, respectively.  The revolving line of credit was renewed effective March 31, 2011. In addition, we have three term loans from West Bank, which had outstanding principal balances of approximately $2,975,000, $1,136,000 and $1,292,000 as of May 31, 2011, respectively.  We have also received funds pursuant to two promissory notes from the Iowa Department of Economic Development. These notes had outstanding principal balances of approximately $95,000 and $59,000 as of May 31, 2011, respectively.  In May 2010, the Iowa Finance Authority extended us a loan to finance the purchase of a facility. As of May 31, 2011, the outstanding principal balance on this loan was approximately $1,199,000.  In September 2010, we obtained an interest-free $13,000 loan from the West Union Community Development Corporation, which requires annual principal payments of $4,333 on September 1 of 2011, 2012, and 2013.

Our loans require us to comply with various covenants, including maintaining certain financial ratios. We were in compliance with all financial ratio covenants as of November 30, 2010, our last measurement date.

For additional information about our financing activities, please refer to note 8 to the audited consolidated financial statements and the discussion entitled “Liquidity and Capital Resources,” each contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2010, as well as note 8 to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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

Changes to Internal Control over Financial Reporting

We are undertaking efforts to remediate the material weakness identified in our 2010 Annual Report 10K. During the second fiscal quarter, we continued to enhance and implement additional, meaningful inventory control procedures.  We believe that we have trained the staff on inventory transactions. These procedural changes, additional analysis and assessment, and ownership by manufacturing employees and our enforcement of these policies and procedures allow us to continue to monitor these controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are currently not a party to any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved.)

Item 5. Other Information

As previously disclosed in our Quarterly Report for the quarter ended February 28, 2011, and as disclosed in Note 8 to the unaudited consolidated financial statements included in Part I, item 1 of this Quarterly Report and the discussion entitled “Liquidity and Capital Resources” in Part I, Item 2, effective March 31,  2011, we renewed our line of credit with West Bank.  The line of credit now matures April 30, 2012.  Copies of the Business Loan Agreement and Change in Terms Agreement that govern our line of credit with West Bank, each effective March 31, 2011, are attached hereto as Exhibits 10.6 and 10.7, respectively, and are incorporated by reference herein.

Item 6. Exhibits

See “Exhibit Index” on page 19 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ART’S WAY MANUFACTURING CO., INC.
Date: July 15, 2011	By:	/s/ Carrie L. Majeski
Carrie L. Majeski
President, Chief Executive Officer and Principal Financial Officer

Art’s-Way Manufacturing Co., Inc.
Exhibit Index
Form 10-Q for the Quarterly Period Ending May 31, 2011

Exhibit No.	Description
10.1	Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 28, 2011
10.2
Form of Incentive Stock Option Agreement under the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan – incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated April 28, 2011

10.3
Form of Nonqualified Stock Option Agreement under the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan – incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated April 28, 2011

10.4
Form of Restricted Stock Agreement under the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan – incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated April 28, 2011

10.5
Form of Restricted Stock Unit Agreement under the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan – incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated April 28, 2011

10.6	Business Loan Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank effective March 31, 2011 – filed herewith
10.7	Change in Terms Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank effective March 31, 2011 – filed herewith
31.1	Certificate pursuant to 17 CFR 13a-14(a) – filed herewith
32.1	Certificate pursuant to 18 U.S.C. Section 1350 – filed herewith