Form 10-Q
period 2011-08-31
ARTS WAY MANUFACTURING CO INC
filed 2011-10-14
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2011
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

Number of common shares outstanding as of August 31, 2011: 4,023,852

Art’s-Way Manufacturing Co., Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
Assets	August 31, 2011	November 30, 2010
Current assets:
Cash	$213,893	$317,103
Accounts receivable-customers, net of allowance for doubtful accounts of $67,081 and $114,834 in 2011 and 2010, respectively	3,345,467	2,493,624
Inventories, net	13,136,600	13,795,816
Deferred taxes	877,113	821,000
Cost and Profit in Excess of Billings	-	256,739
Other current assets	297,962	245,774
Total current assets	17,871,035	17,930,056
Property, plant, and equipment, net	8,278,901	8,038,733
Assets held for lease, net	472,095	313,773
Covenant not to Compete, net	75,000	120,000
Goodwill	375,000	375,000
Total assets	$27,072,031	$26,777,562
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to bank	$2,475,387	$2,084,000
Current portion of term debt	638,528	615,294
Accounts payable	698,745	1,008,688
Customer deposits	285,767	440,888
Billings in Excess of Cost and Profit	340,481	41,571
Accrued expenses	1,320,566	1,381,098
Income taxes payable	55,540	594,816
Total current liabilities	5,815,014	6,166,355
Long-term liabilities
Deferred taxes	739,425	568,000
Term debt, excluding current portion	5,976,073	6,452,750
Total liabilities	12,530,512	13,187,105
Stockholders’ equity:
Common stock – $0.01 par value. Authorized 5,000,000 shares; issued and outstanding 4,023,852 and 4,008,352 shares in 2011 and 2010	40,238	40,084
Additional paid-in capital	2,453,574	2,328,668
Retained earnings	12,047,707	11,221,705
Total stockholders’ equity	14,541,519	13,590,457
Total liabilities and stockholders’ equity	$27,072,031	$26,777,562

See accompanying notes to unaudited condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended

	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010
Net sales	$9,252,063	$10,581,783	$21,761,551	$22,909,802
Cost of goods sold	6,544,644	8,004,666	$16,622,309	$17,437,158
Gross profit	2,707,419	2,577,117	5,139,242	5,472,644
Expenses:
Engineering	91,840	102,042	$330,482	$309,342
Selling	447,103	549,959	$1,320,115	$1,476,102
General and administrative	730,569	654,234	$2,161,519	$2,081,037
Total expenses	1,269,512	1,306,235	3,812,116	3,866,481
Income from operations	1,437,907	1,270,882	1,327,126	1,606,163
Other income (expense):
Interest expense	(120,202)	(121,085)	$(321,910)	$(310,879)
Other	46,523	16,908	$77,821	$68,869
Total other income (loss)	(73,679)	(104,177)	(244,089)	(242,010)
Income before income taxes	1,364,228	1,166,705	1,083,037	1,364,153
Income tax expense	344,392	414,903	$257,035	$477,446
Net income	$1,019,836	$751,802	$826,002	$886,707
Net income per share:
Basic	0.25	0.19	0.21	0.22
Diluted	0.25	0.19	0.20	0.22

See accompanying notes to unaudited condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	August 31, 2011	August 31, 2010
Cash flows from operations:
Net income	$826,002	$886,707
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	58,311	19,978
Depreciation expense	560,931	491,973
Amortization expense	45,000	45,000
Deferred income taxes	115,312	35,000
Changes in assets and liabilities, net of Roda acquisiton in 2010:
(Increase) decrease in:
Accounts receivable	(851,843)	(778,985)
Inventories	659,216	(418,009)
Other current assets	(52,189)	735,981
Increase (decrease) in:
Accounts payable	(309,943)	623,567
Contracts in progress, net	555,649	103,669
Customer deposits	(155,121)	248,757
Income taxes payable	(539,276)	126,630
Accrued expenses	(60,532)	817,654
Net cash provided by operating activities	851,518	2,937,922
Cash flows from investing activities:
Purchases of property, plant, and equipment	(730,326)	(1,921,608)
Net change in asset held for lease	(229,095)	-
Purchase of assets of Roda	-	(1,179,001)
Purchase of assets of M&W	-	(453,161)
Net cash (used in) investing activities	(959,421)	(3,553,770)
Cash flows from financing activities:
Net change in line of credit	391,387	(166,892)
Payments of notes payable to bank	(453,443)	(367,369)
Proceeds from term debt	-	1,300,000
Proceeds from the exercise of stock options	66,749	7,503
Net cash provided by financing activities	4,693	773,242
Net (increase) decrease in cash	(103,210)	157,394
Cash at beginning of period	317,103	387,218
Cash at end of period	$213,893	$544,612

Supplemental disclosures of cash flow information:
Cash paid/(received) during the period for:
Interest	$321,921	$301,980
Income taxes	665,203	315,063

See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Description of the Company

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

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2010.  The results of operations for the three and nine months ended August 31, 2011 are not necessarily indicative of the results for the fiscal year ending November 30, 2011.

(3)	Net Income Per Share of Common Stock

Basic net income per common share has been computed on the basis of the weighted average number of common shares outstanding.  Diluted net income per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.

Basic and diluted earnings per common share have been computed based on the following as of August 31, 2011 and August 31, 2010:

	For the three months ended
	August 31, 2011	August 31, 2010
Basic:
Numerator, net income	$1,019,836	$751,802
Denominator: Average number
of common shares outstanding	4,019,874	3,992,182
Basic earnings per common share	$0.25	$0.19
Diluted:
Numerator, net income	$1,019,836	$751,802
Denominator: Average number
of common shares outstanding	4,019,874	3,992,182
Effect of dilutive stock options	22,261	11,584
	4,042,135	4,003,766
Diluted earnings per common share	$0.25	$0.19

	For the nine months ended
	August 31, 2011	August 31, 2010
Basic:
Numerator, net income	$826,002	$886,707
Denominator: Average number
of common shares outstanding	4,016,039	3,991,381
Basic earnings per common share	$0.21	$0.22
Diluted:
Numerator, net income	$826,002	$886,707
Denominator: Average number of common
shares outstanding	4,016,039	3,991,381
Effect of dilutive stock options	33,667	9,482
	4,049,706	4,000,863
Diluted earnings per common share	$0.20	$0.22

(4)	Stock Based Compensation

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

(5)	Inventory

Major classes of inventory are:

	August 31, 2011	November 30, 2010
Raw materials	$8,287,096	$8,269,852
Work in process	258,572	776,083
Finished goods	6,925,513	6,565,964
	$15,471,181	$15,611,899
Less: Reserves	(2,334,581)	(1,816,083)
	$13,136,600	$13,795,816

(6)	Accrued Expenses

Major components of accrued expenses are:

	August 31, 2011	November 30, 2010
Salaries, wages, and commissions	$525,220	$661,200
Accrued warranty expense	250,783	180,549
Other	544,563	539,349
	$1,320,566	$1,381,098

(7)	Product Warranty

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

Changes in the Company’s product warranty liability for the three and nine months ended August 31, 2011 and 2010 are as follows:

	For the three months ended
	August 31, 2011	August 31, 2010

Balance, beginning	$199,395	$148,412
Settlements made in cash or in-kind	(123,457)	(51,842)
Warranties issued	174,844	218,180
Balance, ending	$250,783	$314,750

	For the nine months ended
	August 31, 2011	August 31, 2010

Balance, beginning	$180,549	$96,370
Settlements made in cash or in-kind	(315,621)	(237,516)
Warranties issued	385,856	455,896
Balance, ending	$250,784	$314,750

(8)	Loan and Credit Agreements

The Company has a $6,000,000 revolving line of credit with West Bank (the “Line of Credit”) which was scheduled to mature on April 30, 2011.  Effective March 31, 2011, the Company renewed the Line of Credit and extended the maturity date to April 30, 2012.  The Line of Credit is renewable annually with advances funding the Company’s working capital and letter of credit needs.  The interest rate is West Bank’s prime interest rate, adjusted daily, with a minimum rate of 4.00%.  As of August 31, 2011, the interest rate was the minimum of 4.0%. Monthly interest-only payments are required and the unpaid principal is due on the maturity date.  As of August 31, 2011 and November 30, 2010, the Company had borrowed $2,475,387 and $2,084,000, respectively, against the Line of Credit.  The available amounts remaining on the Line of Credit were $3,524,613 and $3,916,000 on August 31, 2011 and November 30, 2010, respectively.  The borrowing base limits advances from the Line of Credit to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and work-in-process inventory, plus 40% of Net Book Value of Fixed Assets as calculated at each month-end.  The Company’s obligations under the Line of Credit are evidenced by a Business Loan Agreement effective March 31, 2011 (the “Business Loan Agreement”), a Change in Terms Agreement effective March 31, 2011, and certain other ancillary documents.

On June 7, 2007, the Company obtained a term loan from West Bank in the amount of $4,100,000.  The loan, which had an outstanding principal balance of $2,889,843 as of August 31, 2011, matures on May 1, 2013 and bears fixed interest at 5.75%.  Monthly principal and interest payments in the amount of $42,500 are required, with a final payment of principal and accrued interest in the amount of $2,300,391 due on May 1, 2013.

The Company obtained two additional loans from West Bank in 2007 for the purpose of financing the construction of the Company’s new facilities in Monona and Dubuque.  On October 9, 2007, the Company obtained a loan for $1,330,000, which has a maturity date of May 1, 2013 and bears interest at a fixed interest rate of 5.75%.  Monthly payments of $11,000 are required for principal and interest, with a final payment of accrued interest and principal in the amount of $1,005,905 due on May 1, 2013.  On August 31, 2011, the outstanding principal balance on this loan was $1,118,956.

On November 30, 2007, the Company obtained a $1,500,000 construction loan to finance construction of the Dubuque, Iowa facility, which has a maturity date of May 1, 2013 and bears interest at a fixed interest rate of 5.75%.  Payments of $12,550 are due monthly for principal and interest, with a final accrued interest and principal payment in the amount of $1,144,539 due on May 1, 2013.  On August 31, 2011 the outstanding principal balance on this loan was $1,272,547.

Each of the Company’s loans from West Bank are governed by the Business Loan Agreement, which requires the Company to comply with certain financial and reporting covenants. The Company must provide monthly internally prepared financial reports, year-end audited financial statements, annual compliance certificates, and notice upon certain events, such as a change in executive or management personnel.  The Company must maintain a minimum debt service coverage ratio of 1.5, a maximum debt to tangible net worth ratio of 1.25, and a minimum tangible net worth of $12,000,000, each as measured at the Company’s fiscal year-end. Further, the Company must obtain West Bank’s prior written consent for any investment in, acquisition of, or guaranty relating to another business or entity. The loans are secured by a first position security interest on the assets of the Company and its subsidiaries, including but not limited to, inventories, accounts receivable, machinery, equipment and real estate, in accordance with the Business Loan Agreement and Commercial Guaranties executed by the Company’s subsidiaries. The Company and its subsidiaries were also required to execute Agreements to Provide Insurance that set forth the insurance requirements for the collateral.

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

The Company was in compliance with all covenants under the Business Loan Agreement as measured on November 30, 2010.  Although compliance with the financial ratio covenants is measured only on an annual basis, the Company internally evaluates such ratios on a quarterly basis.  As of August 31, 2011, the Company was in compliance with all financial ratio covenants under the Business Loan Agreement.  The next measurement date is November 30, 2011.

On June 1, 2009, Art’s-Way Scientific received funds from two $95,000 promissory notes in connection with an agreement signed August 7, 2007 between Art’s-Way Scientific and the Iowa Department of Economic Development.  The first $95,000 promissory note is a 0% interest loan requiring 60 monthly payments of $1,583.33, with a final payment due July 1, 2014.  The outstanding principal balance on this note was $53,833 as of August 31, 2011. The second $95,000 promissory note, which had an outstanding principal balance of $95,000 as of August 31, 2011, is a forgivable loan subject to certain contract obligations.  These obligations include maintaining Art’s-Way Scientific’s principal place of business in Iowa, complying with certain tax and insurance requirements, and creating 16 full-time positions and retaining 21 full-time positions in Iowa, which must be maintained for a two-year period. Art’s-Way Manufacturing Co., Inc. has provided a guarantee in connection with these loans to Art’s-Way Scientific.

On May 1, 2010, the Company obtained a loan to finance the purchase of an additional facility located in West Union, Iowa to be used as a distribution center, warehouse facility, and manufacturing plant for certain products under the Art’s-Way brand. The funds for this loan were made available by the Iowa Finance Authority by the issuance of tax exempt bonds.  This loan had an original principal amount of $1,300,000 and bears fixed interest at 3.5%. The payments required on this loan began July 1, 2010 and will continue until June 1, 2020. The terms of the loan require monthly payments of $12,891.68 for principal and interest. As of August 31, 2011, the outstanding principal balance on this loan was $1,171,422.

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

A summary of the Company’s term debt is as follows:

	August 31, 2011	November 30, 2010

West Bank loan payable in monthly installments of $42,500 including interest at 5.75%, due May 1, 2013	2,889,843	$3,140,229

West Bank loan payable in monthly installments of $11,000 including interest at 5.75%, due May 1, 2013	1,118,956	1,167,970

West Bank loan payable in monthly installments of $12,550 including interest at 5.75%, due May 1, 2013	1,272,547	1,328,642

Iowa Finance Authority loan payable in monthly installments of $12,892 including interest at 3.5%, due June 1, 2020	1,171,422	1,255,120

IDED loan payable in monthly installments of $1,583 including interest at 0%, due July 1, 2014.	53,833	68,083

IDED loan payable in monthly installments of $0 including interest at 0%, due July 1, 2014	95,000	95,000

West Union Community Development Corporation loan payable in annual installments of $4,333 including interest at 0% due September 1, 2013	13,000	13,000

Total term debt	6,614,601	7,068,044
Less current portion of term debt	638,528	615,294
Term debt, excluding current portion	5,976,073	$6,452,750

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

In September 2011, the FASB issued standards to address concerns about the cost and complexity of performing the first step of the two-step goodwill impairment test required under Topic 350, Intangibles-Goodwill and Other. The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

Effective January 19, 2010, the Company acquired certain assets related to the manure spreader product line of Roda Mfg., Inc.  The acquisition-date fair value of the total consideration transferred was approximately $1,159,000.  The operating results of the acquired business are reflected in the Company’s consolidated statement of operations from the acquisition date forward.  The amount of revenue attributable to the Roda Mfg. product line was $273,000 and $834,000 for the quarter and the nine month period  ended August 31, 2011.  The amount of revenue from all product lines for the combined entity as of the period ended August 31, 2011 was $21,761,551 compared with $22,909,802 as of August 31, 2010.  The amounts of expenses for the individual product lines are not separately identifiable as the production and related accounting are integrated. Prior information is not available for the product line.  The acquisition was made to continue the Company’s growth strategy and diversify its product offerings inside the agricultural industry.  The purchase price was determined based on an arms-length negotiated value.  The transaction is being accounted for under the acquisition method of accounting, with the purchase price allocated to the individual assets acquired.

In addition, effective June 11, 2010, the Company acquired certain assets related to the baler product line of M&W, a subsidiary of the Alamo Group. The acquisition-date fair value of the total consideration transferred was approximately $427,000.  The operating results of the acquired business are reflected in the Company’s consolidated statement of operations from the acquisition date forward.  The amount of revenue attributable to the M&W baler product line was $129,000 and $195,000 for the quarter  and nine month period ended August 31, 2011.  The amount of revenue for the combined entity as of period ended August 31, 2011 was $21,761,551 compared with $22,909,802 as of August 31, 2010.  The amounts of expenses for individual product lines are not separately identifiable as the production and related accounting are integrated.  Prior information is not available for the product line.  The acquisition was made to continue the Company’s growth strategy and diversify its product offerings inside the agricultural industry.  The purchase price was determined based on an arms-length negotiated value.  The transaction is being accounted for under the acquisition method of accounting, with the purchase price allocated to the individual assets acquired.

(12)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.  At August 31, 2011, and November 30, 2010, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, and other current and long-term liabilities.  The carrying amounts approximate fair value because of the short maturity of these instruments.  The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

(13)	Related Party Transactions

The financial statements of Art’s-Way Manufacturing, Inc. include a sale by our Vessels division to Adamson Global Technology in the amount of $17,000 and $250,000 during the nine months ended August 31, 2011 and 2010, respectively.  Adamson Global Technology is wholly-owned and operated by J. Ward McConnell, Jr., the Executive Chairman of the Board of Directors.

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

Approximate financial information with respect to the reportable segments is as follows.

Three Months Ended August 31, 2011
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$7,771,000	$403,000	$1,078,000	$9,252,000
Income from operations	1,358,000	(11,000)	91,000	1,438,000
Income before tax	1,351,000	(65,000)	78,000	1,364,000
Total Assets	20,527,000	2,843,000	3,658,000	27,028,000
Capital expenditures	207,000	2,000	87,000	296,000
Depreciation & Amortization	123,000	26,000	54,000	203,000

Three Months Ended August 31, 2010
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$7,725,000	$502,000	$2,355,000	$10,582,000
Income from operations	1,092,000	(116,000)	295,000	1,271,000
Income before tax	1,062,000	(171,000)	276,000	1,167,000
Total Assets	20,367,000	3,139,000	3,997,000	27,503,000
Capital expenditures	101,000	21,000	9,000	131,000
Depreciation & Amortization	135,000	27,000	26,000	188,000

Nine Months Ended August 31, 2011
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$18,091,000	$1,368,000	$2,302,000	$21,761,000
Income from operations	1,830,000	(332,000)	(171,000)	1,327,000
Income before tax	1,804,000	(500,000)	(221,000)	1,083,000
Total Assets	20,527,000	2,843,000	3,658,000	27,028,000
Capital expenditures	473,000	89,000	397,000	959,000
Depreciation & Amortization	375,000	78,000	152,000	605,000

Nine Months Ended August 31, 2010
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$15,927,000	$1,245,000	$5,738,000	$22,910,000
Income from operations	1,287,000	(344,000)	663,000	1,606,000
Income before tax	1,271,000	(514,000)	607,000	1,364,000
Total Assets	20,367,0000	3,139,000	3,997,000	27,503,000
Capital expenditures	1,839,000	37,000	46,000	1,922,000
Depreciation & Amortization	382,000	79,000	76,000	537,000

(15)	Income Tax Provision

During the quarter ended August 31, 2011 we completed our fiscal year ending November 30, 2010 tax filings for both Federal and State Taxing Authorities.  We calculated a tax provision reduction for the year ending November 30, 2010.  The tax provision reduction was recognized during the quarter ended August 31, 2011 and brought our effective tax rate down during the quarter and year to date ending August 31, 2011, to 25.2% and 23.7%, respectively.  The tax provision effective tax rate for the comparative quarter and year to date ending August 31, 2010 was 35.6% and 35.0%, respectively.  The tax provision benefit was due to taking advantage of additional tax deductions and credits for the fiscal year ended November 30, 2010.

(16)	Subsequent Event

Management evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2010.  Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  Many of these forward-looking statements are located in this report under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) the anticipated benefits from hiring a Production Manager for our pressurized vessels segment; (ii) our belief that demand for our modular buildings will increase if economic conditions improve; (iii) the expected response to our modular buildings from customers who do not depend on government funding and customers pursuing leasing alternatives, and our intent to continue to grow that segment; (iv) the anticipated benefits of our efforts to improve our disclosure controls and procedures and remediate the material weakness in our internal control over financial reporting; (v) our order backlog; and (vi) our beliefs regarding the sufficiency of working capital and our continued ability to renew or obtain financing on reasonable terms when necessary.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded.  We cannot provide any assurance with respect to our future performance or results.  Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) delays in or obstacles to our ability to successfully improve our disclosure controls and procedures and remediate the material weakness in our internal control over financial reporting; (ii) the impact of tightening credit markets on our ability to continue to obtain financing on reasonable terms; (iii) our ability to continue to meet debt obligations; (iv) the effect of general economic conditions on the demand for our products and the cost of our supplies and materials; (v) unforeseen costs or delays in implementing production of new products; (vi) unexpected effects from changes to our production schedule; (vii) an inability to retain new customers for our modular buildings; and (viii)  other factors described from time to time in our reports to the SEC. We do not intend to update the forward-looking statements contained in this report other than as required by law. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of August 31, 2011 have remained unchanged from November 30, 2010.  These policies include revenue recognition, inventory valuation, income taxes and stock-based compensation.  Disclosure of these critical accounting policies is incorporated by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2010.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for the three- and nine-month periods ended August 31, 2011 were $9,252,000 and $21,761,000, respectively, compared to $10,582,000 and $22,910,000 during the same respective periods in 2010, a decrease of $1,330,000, or 12.6% for the quarter and a decrease of $1,148,000 or 5.0% year-to-date. The sales decreases were due to reduced sales at our modular building segments.

Consolidated gross profit margin for the third fiscal quarter of 2011 was 29.3% compared to 24.4% during the third fiscal quarter of 2010.  Year-to-date gross margin was 23.6% in fiscal year 2011, compared to 23.9% in fiscal year 2010.  The increase in gross margin for the quarter was due to Manufacturing, Vessels, and Scientific gross margin improving from 27.8% to 30.7%, -5.0% to 16.7% and 19.4% to 23.9%, respectively.  The impact of increases brought the consolidated gross margin up by approximately 5.0%.  The decrease in gross margin for the year-to-date was primarily due to Scientific gross margin decreasing from 20.6% during 2010 to 15.6% during 2011.  The impact of this decrease brought the consolidated gross margin down by approximately 0.3%.

Our third fiscal quarter sales at Manufacturing were $7,771,000, compared to $7,725,000 during the same period of 2010, an increase of $46,000, or 0.6%.  Year-to-date sales were up to $18,091,000, from $15,927,000 as of August 31, 2010, an increase of $2,164,000, or 13.6%.  Gross margin for the quarter ended August 31, 2011 was 30.7% compared to 27.8% for the same period in 2010.  The increase in  margin during Q3 2011 vs. 2010 was due to the product mix.  The year-to-date gross margin was 26.9% compared to 27.3% as of August 31, 2010. The year-to-date margin decrease is attributable to higher steel costs that impacted the margin on sales from prior year whole goods sales orders.

Our third fiscal quarter sales at Vessels were $403,000, compared to $502,000 for the same period in 2010, a decrease of $99,000, or 19.7%.  Year-to-date sales were $1,368,000, compared to $1,245,000 for the nine-month period ending August 31, 2010, an increase of $123,000, or 9.9%.  We hired a Production Manager on February 17, 2011.  He has been with us for two quarters during which time he has improved our overall shop flow and cleanliness, and has improved our ability to track cost and revenue on a per-job basis. While we have not seen an immediate financial impact, we are pleased with both the physical and procedural changes that have been made in the factory and believe that the addition of this individual will prove to be beneficial.  Over time, we anticipate manufacturing costs will decline and that margins will subsequently increase.  Gross margin for the quarter ended August 31, 2011 was 16.7% compared to -5.0% for the same period in 2010.  Year-to-date gross margin was -6.0% compared to -4.4% as of August 31, 2010.

Our third fiscal quarter sales in 2011 at Scientific were $1,078,000, compared to $2,355,000 for the same period in fiscal 2010, a decrease of $1,277,000, or 54.2%.  Year-to-date sales were $2,302,000 in fiscal 2011 compared to $5,738,000 for the same period in 2010, a decrease of $3,436,000, or 59.9%.  We believe the modular buildings sales have been sluggish and erratic due to general economic conditions.  Many of Scientific’s customers are government entities or universities that are experiencing budget cuts. A majority of these customers applied for federal grant money, but did not receive the necessary award amounts to proceed with the projects as quoted.  We are now working with those customers who either are scaling their projects back or looking at leasing to meet their funding requirements.  We currently have three leased facilities and are building more with the expectation of leasing.  We also intend to more heavily focus our sales activities on entities that do not rely on governmental funding.  Our backlog in Scientific remains lower when compared to last year but continues to climb and we continue our focus on growing this segment. Gross margin for the quarter ended August 31, 2011 was 23.9% compared to 19.4% for the same period in 2010.  Year-to-date gross margin was 15.6% compared to 20.6% as of August 31, 2010, which was attributable to the lower sales volume.

Expenses

Our third fiscal quarter consolidated selling expenses were $447,000 compared to $550,000 for the same period in 2010.  Year-to-date selling expenses were $1,320,000 in 2011 compared to $1,476,000 for the same period in 2010.  The decrease was primarily due to reductions in trade show and literature expenditures.  Selling expenses as a percentage of sales were 4.8% and 6.1% for the three- and nine-month periods ending August 31, 2011, compared to 5.2% and 6.4% for the same respective periods in 2010.

Consolidated engineering expenses were $92,000 for the three months ended August 31, 2011, compared to $102,000 for the same period in 2010.  Year-to-date engineering expenses were $330,000 for fiscal 2011 compared to $309,000 in fiscal 2010.  Engineering expenses as a percentage of sales were 1.0% and 1.5% for the three- and nine-month periods ending August 31, 2011, compared to 1.0% and 1.3% for the same respective periods in 2010.

Consolidated administrative expenses for the three months ended August 31, 2011 were $731,000 compared to $654,000 for the same period in 2010.  Year-to-date administrative expenses were $2,162,000 compared to $2,081,000 in 2010. The year to date increase is due to additional cost incurred to complete a R&D tax credit study and non-litigation legal costs. Administrative expenses as a percentage of sales were 7.9% and 9.9% for the three- and nine-month periods ending August 31, 2011, compared to 6.2% and 9.1% for the same respective periods in 2010.

Net Income

The changes to net income were primarily attributable to the decrease in consolidated sales for the three and nine month periods, offset by a decrease in consolidated expenses and lower tax expense in 2011 due to recognition of a tax provision reduction during the quarter ended August 31, 2011.

Order Backlog

The consolidated order backlog as of August 31, 2011 was $2,851,000 compared to $4,823,000 as of August 31, 2010.  Manufacturing’s order backlog was $1,843,000 as of August 31, 2011, compared to $2,884,000 in fiscal 2010.  The backlog for Vessels was $434,000 as of August 31, 2011, compared to $655,000 in fiscal 2010. The backlog for Scientific was $ 574,000 as of August 31, 2011, compared to $1,334,000 in fiscal 2010. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our main sources of funds for the nine months ended August 31, 2011 have been cash from operations of approximately $851,000, as well as proceeds from  customer deposits for Manufacturing and borrowings on our line of credit.  These funds supported our working capital requirements and capital expenditures for the period.

We have a $6,000,000 revolving line of credit with West Bank, pursuant to which we had borrowed $2,475,000 and $2,084,000 as of August 31, 2011 and November 30, 2010, respectively.  The revolving line of credit was renewed effective March 31, 2011. In addition, we have three term loans from West Bank, which had outstanding principal balances of approximately $2,890,000, $1,119,000 and $1,273,000 as of August 31, 2011, respectively.  We have also received funds pursuant to two promissory notes from the Iowa Department of Economic Development. These notes had outstanding principal balances of approximately $95,000 and $54,000 as of August 31, 2011, respectively.  In May 2010, the Iowa Finance Authority extended us a loan to finance the purchase of a facility. As of August 31, 2011, the outstanding principal balance on this loan was approximately $1,171,000.  In September 2010, we obtained an interest-free $13,000 loan from the West Union Community Development Corporation, which requires annual principal payments of $4,333 on September 1 of 2011, 2012, and 2013.

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

Off Balance Sheet Arrangements

None.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The person serving as our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e), as of the end of the period subject to this Report.  Based on this evaluation, the person serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified by the Securities and Exchange Commission’s rules and forms. As a result of the material weakness relating to inventory accounting that existed at the end of our fiscal year, which was previously disclosed in Item 9A of our 2010 Annual Report on Form 10-K, the person serving as our principle executive officer and principal financial officer concluded that our disclosure controls and procedures did not ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act was collected and communicated to our management, including the person serving as our principal executive officer and principal financial officer, in a manner to allow timely decisions regarding required disclosures.

Changes to Internal Control over Financial Reporting

We are undertaking efforts to remediate the material weakness identified in our 2010 Annual Report 10-K. During the third fiscal quarter, we continued to enhance and implement additional, meaningful inventory control procedures.  We believe that we have trained the staff on inventory transactions. These procedural changes, additional analysis and assessment, and ownership by manufacturing employees and our enforcement of these policies and procedures allow us to continue to monitor these controls.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

We are currently not a party to any material pending legal proceedings.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.    (Removed and Reserved.)

Item 5.    Other Information.

None.

Item 6. Exhibits.

See “Exhibit Index” on page 19 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date: October 14, 2011	By: /s/ Carrie L. Majeski
Carrie L. Majeski
President, Chief Executive Officer and Principal Financial Officer

Art’s-Way Manufacturing Co., Inc.
Exhibit Index
Form 10-Q for the Quarterly Period Ending August 31, 2011

Exhibit No.	Description

31.1	Certificate pursuant to 17 CFR 13a-14(a) – filed herewith

32.1	Certificate pursuant to 18 U.S.C. Section 1350 – filed herewith

101*	The following materials from this report, formatted in XBRL (Extensible Business Reporting Language), are filed herewith: (i) condensed consolidated balance sheets, (ii) condensed consolidated statement of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed financial statements.

*	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.