Form 10-K
period 2011-11-30
ARTS WAY MANUFACTURING CO INC
filed 2012-02-24
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $14,159,558

As of February 9, 2012, there were 4,028,852 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2011 Annual Meeting of Stockholders to be filed within 120 days of November 30, 2011, are incorporated by reference into Part III of this Form 10-K.

Transitional Small Business Disclosure Format (Check one):      ☐ Yes  ☒    No

Art’s-Way Manufacturing Co., Inc.
Index to Annual Report on Form 10-K

FORWARD LOOKING STATEMENTS

Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  Our forward-looking statements in this report relate to the following: our intent to focus our Modular Building segment’s product offerings on research facilities in primary market sectors; our intent to grow our augers product line;  our intent to strengthen our international presence; our expectations regarding fluctuations in backlogs; our beliefs regarding competitive factors and our competitive strengths; our expectations regarding sales, future production levels, delivery capabilities, and demand; our beliefs about the importance of intellectual property; our predictions regarding the impact of seasonality; our beliefs regarding the impact of the farming industry on our business; our expectation that continued participation of Miller Pro dealers will foster product recognition and acceptance; our beliefs about our working capital, cash position and ability to obtain or renew financing; our expectations regarding improvements to our facilities; and our intentions for paying dividends. Many of these forward-looking statements are located in this report under “Item 1. BUSINESS;” “Item 2. PROPERTIES” and “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” but they may appear in other sections as well.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded.  We cannot provide any assurance with respect to our future performance or results.  Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report. These factors include, but are not limited to: economic conditions that affect demand for our products; our ability to maintain compliance with our loan covenants, renew our line of credit and retain sufficient cash; the ability of our suppliers to meet our demands for raw materials and component parts; fluctuations in the price of raw materials, especially steel; our ability to predict and meet the demands of each market in which our segments operate; our ability to predict and respond to any seasonal fluctuations in demand; our ability to maintain intellectual property rights; the existence and outcome of product liability claims and other ordinary course litigation; changes in environmental, health and safety regulations and employment laws; our ability to retain our executive officers; the cost of complying with laws, regulations, and standards relating to corporate governance and public disclosure, including Section 404 of the Sarbanes-Oxley Act and related regulations implemented by the SEC, and the demand such compliance places on management’s time; and loan covenant restrictions on our ability to pay dividends. We do not intend to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1.  BUSINESS.

General

Art’s-Way Manufacturing Co., Inc., a Delaware corporation (“we,” “us,” “our,” and the “Company”), began operations as a farm equipment manufacturer in 1956.  Since that time, we have become a worldwide manufacturer of agricultural equipment, specialized modular science buildings and pressurized steel vessels.  Our principal manufacturing plant is located in Armstrong, Iowa.

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

Business of Our Segments

Business of Art’s-Way Manufacturing

Art’s-Way Manufacturing (our “Agricultural Products” segment), which accounted for 81.9% of our net revenue in the 2011 fiscal year, manufactures a variety of specialized farm machinery under our own label, including: portable and stationary animal feed processing equipment and related attachments used to mill and mix feed grains into custom animal feed rations; a crop production line that includes grain drill equipment; a line of hay and forage equipment consisting of forage boxes, blowers, running gear, dump boxes and mergers; stalk shredders; a line of portable grain augers; a line of manure spreaders; sugar beet harvesting equipment; a line of land maintenance equipment; moldboard plows, and potato harvesters.  We sell our labeled products through independent farm equipment dealers throughout the United States.  In addition, we manufacture and supply silage  blowers under an original equipment manufacturer (OEM) agreement with Case New Holland (CNH).  Sales under our OEM agreement with CNH accounted for 2% of our consolidated sales for the fiscal year ended November 30, 2011. We also provide after-market service parts that are available to keep our branded and OEM produced equipment operating to the satisfaction of the end user of our products.

Business of Art’s-Way Vessels

Art’s-Way Vessels, Inc. (“Art’s-Way Vessels” or our “Pressurized Vessels” segment), which accounted for 6.5% of our net revenue in the 2011 fiscal year, is an Iowa corporation with its principal place of business located in Dubuque, Iowa.  Art’s-Way Vessels produces and sells pressurized vessels, both American Society of Mechanical Engineers (ASME) code and non-code. Art’s-Way Vessels provides a combination of services as a manufacturer and supplier of steel vessels and steel containment systems. We build in carbon steel and stainless steel, ranging from atmospheric (0 PSI) storage vessels up to any PSI pressure rating required.  We provide vessels ranging in size from 4 inches to 168 inches in diameter and in various lengths as our customers require. The vessels are primarily sold to manufacturing facilities that will use the vessel as a component part of their end product.  We primarily serve the following industries: water treatment; air receivers; refineries; co-generation; chemical; petrochemical; storage tanks; agriculture; marine; refrigeration; hydro pneumatic; heavy equipment; pharmaceuticals and mining.  In addition to our role as a fabricator of vessels, we provide services including:  custom CAD drawing; welding; interior linings and exterior finishing; passivation of stainless steel; hydrostatic and pneumatic testing; design, build and finishing of skids; installation of piping; non-destructive examination and heat treating.

Business of Art’s-Way Scientific

Art’s-Way Scientific, Inc. (“Art’s-Way Scientific” or our “Modular Buildings” segment), which accounted for 11.6% of our net revenue in the 2011 fiscal year, is an Iowa corporation with its principal place of business in Monona, Iowa. Art’s-Way Scientific produces and sells modular buildings, which are custom designed to meet the specific research needs of our customers. The buildings we commonly produce range from basic swine buildings to complex containment research laboratories.We plan to continue our focus on providing research facilities for academic research institutions, government research and diagnostic centers, public health institutions and private research and pharmaceutical companies, as those are our primary market sectors.  Art’s-Way Scientific provides services from start to finish by designing, manufacturing, delivering, installing or renting the building units.

Our Principal Products

Art’s-Way Manufacturing

From its beginnings as a producer of portable grinder mixers, our Agricultural Products segment has grown through developing several new products and with our acquisitions.  In 2011, we manufactured the Megatater potato harvesting equipment in our Armstrong, Iowa facility, which have not been built for several years.  Today, our Agricultural Products segment manufactures a wide array of products relating to feed processing, crop production, augers, spreaders, hay and forage, tillage and land management, potato harvesting, and sugar beet harvesting equipment.  We primarily manufacture products under the Art’s-Way, Miller Pro, Roda, M&W, and Badger brand names. Our Agricultural Products segment also maintains a small volume of OEM work for the industry’s leading manufacturers.

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

Potato harvesting line.  The Art’s-Way Megatater potato harvesters are designed with our customers' crops in mind.  The Megatater gently handles the potatoes for less bruising and more production.  A simplified, no-belts direct-drive design has fewer moving parts for troublefree operation.

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

Hay and forage line.  We offer highly productive hay and forage tools for the full range of producers.  This product line includes high capacity forage boxes for transporting hay from the field with optional running gear to provide superior stability and tracking.  High velocity, high volume forage blowers are able to fill the tallest silos with lower power requirements.  Cam action rotary rakes and power mergers will gently lift the crop, carry it to the windrow and release it, saving more leaves and forming a faster drying, fluffier windrow.  High performance V-style and carted finger wheel rakes offer growers value and include such features as large capacity and high clearance with ease of adjustment and operation.  The M&W balers are ideal for the dairy and equine segments that serve niche markets in the East North Central and the East South Central regions of the United States.  The primary use of these balers is efficiently turning grass, alfalfa, clover, corn stalks, silage, peanut and straw hay into storable bales to save space and extend the life of these harvested feed sources.

Augers line.  Our portable grain augers, which were originially manufactured in Salem, South Dakota, are now produced at our West Union manufacturing plant as of July 2011.  Models are available painted white or hot dipped galvanized. Rolling Hopper Augers are constructed from 12 gauge tube and ¼” flighting. These augers feature an internal drive with externally mounted gear boxes for proper venting and easier maintenance. Driveline augers are also available with either power take-off unit (PTO) or electric drive. These heavy-duty augers have a reversible gear box which permits PTO operation from either side.  We intend to continue to add models to this product line.

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

Art’s-Way Scientific

We supply laboratories for bio-containment, animal science, public health, and security requirements. We custom design, manufacture, deliver, and install laboratories and research facilities to meet customers’ critical requirements. In addition, we began leasing buildings to customers in 2010 in response to a number of customer requests for temporary facilities.

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

We currently export products to six foreign countries. We have been shipping grinder mixers abroad since 2006, and have exported portable rollermills as well. We look forward to strengthening these relationships and developing new international markets as well.

Backlog.  Our backlogs of orders vary on a daily basis.  As of February 14, 2012, Art’s-Way Vessels had approximately $395,000 of backlog, Art’s-Way Scientific had approximately $7,092,000 of backlog and Art’s-Way Manufacturing had a gross backlog of approximately $13,602,000. Because we expect that our order backlogs will continue to fluctuate as orders are received, filled, or cancelled, and due to dealer discount arrangements we may enter into from time to time, these figures are not necessarily indicative of future revenue.

Recent Product Developments

During 2011, development in our Agricultural Products segment consisted of a newly designed beet harvester.  We produced a proto-type 6812 S.B. Harvester during the fourth quarter of 2011.  Updates to the beet harvester include a larger width ferris wheel to match the capacity and cleaning capabilities of the unit.  In addition, we tested a self leveling design to maintain an even digging depth of the sugar beets.  We have incorporated these designs into our 2012 production of the 6812B beet harvester.

Our Pressurized Vessels and Modular Building segments complete projects based on customer specifications, so we  did not engage in significant product developments for these segments during 2011.

Competition

In addition to the competitive strengths of each of our segments described below, we believe our diversified revenue base helps to provide protection against competitive factors in any one industry. Our Pressurized Vessels and Modular Buildings segments provide us with diversified revenues rather than solely relying on the agricultural machinery sector. We are also diversified on the basis of our sales presence and customer base.

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

While our larger competitors may have resources greater than ours, we believe we compete effectively in the farm equipment industry by serving smaller markets in specific product areas rather than directly competing with larger competitors across an extensive range of products. Art’s-Way Manufacturing caters to niche markets in the agricultural industry. We do not have a direct competitor that has the same product offerings that we do. Instead, each of our product lines  competes with similar products of many other manufacturers.  Some of our product lines face greater competition than others, but we believe that our products are competitively priced with greater diversity than most competitor product lines. Other companies produce feed processing equipment, sugar beet harvesting and defoliating equipment, grinders, shredders and other products similar to ours; therefore, we focus on providing the best product available at a reasonable price. Overall, we believe our products are competitively priced with above average quality and performance, in a market where price, product performance and quality are principal elements.

In addition, in order to capitalize on brand recognition for our Agricultural Products segment, we have numerous product lines produced under our labels and private labels, and have made strategic acquisitions to strengthen our dealer base.  We also provide aftermarket service parts which are available to keep our branded and OEM-produced equipment operating to the satisfaction of the customer.  Art’s-Way Manufacturing sells products to customers in the United States and six foreign countries through a network of approximately 1,800 independent dealers in the United States and Canada, as well as overseas dealers in the United Kingdom and Australia.

We believe that our competitive pricing, product quality and performance, a network of worldwide and domestic distributors and our strong market share for many of our products allow us to compete effectively in the agricultural products market.

Art’s-Way Vessels

Competition in the pressurized vessel industry is intense.  It is critical in this business to deliver a quality product on a timely basis.  We believe that Art’s-Way Vessels has room for improvements from a delivery standpoint.  We have narrowed the scope of products that it will produce, which we expect will help us to better control production schedules.  We believe Art’s-Way Vessels has the ability and the capacity to increase sales.

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

We believe the competitive strength of our Modular Buildings segment is our ability to design and produce high-tech modular buildings more quickly thanconventional design/build firms.  Conventional design/build construction may take two to five years, while our modular laboratories can be delivered in as little as six months.  As one of the few companies in the industry to supply turnkey modular buildings and laboratories, we believe we provide high quality buildings at reasonable prices that meet our customers’ time, flexibility and security expectations.

Raw Materials, Principal Suppliers and Customers

Raw materials for Art’s-Way Manufacturing, Art’s-Way Vessels and Art’s-Way Scientific are acquired from domestic and foreign sources and normally are readily available.  Currently, we purchase the lifter wheels used to manufacture our sugar beet harvesters from a supplier located in China. We also purchase rake tines and gearboxes from a supplier in Italy.  However, these suppliers are not principal suppliers and there are alternative sources for these materials.

We have an original equipment manufacturer (OEM) supplier agreement with Case New Holland (CNH) for our Agricultural Products segment. Under the OEM agreement, we have agreed to supply CNH’s requirements for certain feed processing and service parts, primarily blowers, under CNH’s label.  The agreement has no minimum requirements and can be cancelled upon certain conditions.  The initial term of the agreement with CNH ran through September 2006, but the agreement continues in force until terminated or cancelled. We have not terminated or cancelled the agreement as of November 30, 2011. For the years ended November 30, 2011 and 2010, sales under the CNH label aggregated approximately 2% and 2% of consolidated sales, respectively.

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

We pay royalties for our use of certain manufacturing rights. Under our OEM and royalty agreement with CNH, CNH sold us the license to manufacture, sell and distribute certain plow products designed by CNH and their replacement and component parts.  We pay semi-annual royalty payments based on the invoiced price of each licensed product and service part we sell.  Under our royalty agreement with Roda, we pay annual royalty payments based on the invoiced price for each product and service part we sell.  Our royalty agreement with M&W requires us to pay royalties on a quarterly basis.

Research and Development Activities

Art’s-Way Manufacturing is continually engaged in research and development activities to improve and enhance our existing products.  We perform research and development activities internally, and the cost of our research and development activities is not borne by our customers.  Our research and development expenses are cyclical; they may be high in one year, but would tend to be lower the next, with an increase in production expenses as our new ideas are manufactured.  Research and development expenses during our 2011 fiscal year accounted for $175,000 of our total consolidated engineering expenses, compared to $188,000 during our 2010 fiscal year. For more information please see “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.”

Art’s-Way Vessels produces custom tanks and vessels that are manufactured in accordance with specifications provided by our customers. Similarly, Art’s-Way Scientific designs modular buildings in accordance with customer specifications.  Art’s-Way Vessels did not incur any research and development costs in 2011.  Art’s-Way Scientific did not incur any research and development costs in 2011.

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

Employees

As of November 30, 2011, we employed approximately one-hundred twenty-six employees at Art’s-Way Manufacturing, four of whom were employed on a part-time basis.  As of the same date, we had approximately seventeen full-time employees at Art’s-Way Vessels.  In addition, Art’s-Way Scientific employed approximately seventeen employees, one of whom worked on a part-time basis.  We experience immaterial fluctuations in employee levels based upon demand for our product lines, and the numbers provided above do not necessarily represent our peak employment during our 2011 fiscal year.  See “Item 2. PROPERTIES.”

Item 1A.   RISK FACTORS

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 1B.   UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2.  PROPERTIES.

Our executive offices, production and warehousing facilities are located in Armstrong, Iowa.  These facilities were constructed after 1965 and remain in fair condition.  The facilities in Armstrong contain approximately 249,000 square feet of usable space, which includes a 9,200 square foot addition built in fiscal 2009. During fiscal year 2008, we installed approximately 40,100 square feet of raised steel roofing at a cost of $300,000.  During fiscal year 2010, we  updated and remodeled the roof over the 15,000 square feet of office area at a cost of $146,000.  We plan to complete the reroofing project over the next several years.  In addition, we own approximately 127 acres of land west of Armstrong, on which the factory and inventory storage space is situated. We currently lease excess land to third parties for farming.

To better utilize our production facilities, our auger production was moved from our Salem, South Dakota to our West Union, Iowa production facility in July 2011.  The Salem, South Dakota facility is now listed for sale.

We purchased an office, production and warehousing facility located in West Union, Iowa on approximately 29 acres in fiscal 2010.  The property is in good condition and contains approximately 190,000 square feet of usable space.

We completed construction on a new facility for Art’s-Way Vessels in Dubuque, Iowa as of February 2008.  The facility is 34,450 square feet, steel-framed, with a crane that runs the length of the building.  A paint booth and a blast booth were installed in the first quarter of 2009. The facility provides  the capacity needed to increase production.  We expect that production levels will continue to increase in the future.

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

Item 4.  MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the NASDAQ Capital Market® under the symbol “ARTW.”  The ranges of high and low sales prices for each quarter, as reported by NASDAQ, are shown below.

	Common Stock High and Low Sales Prices Per Share by Quarter
	Fiscal Year Ended November 30, 2011		Fiscal Year Ended November 30, 2010
	High	Low	High	Low
First Quarter	$15.95	$9.11	$4.74	$3.54
Second Quarter	$11.34	$7.20	$7.12	$4.71
Third Quarter	$9.33	$4.80	$6.18	$4.76
Fourth Quarter	$7.07	$5.02	$11.42	$5.72

Stockholders

We have one class of $0.01 par value common stock.  As of November 30, 2011, we had 98 stockholders of record.  As of February 9, 2012, we had 100 stockholders of record.

Dividends

On November 8, 2011, we announced a dividend of $0.06 per share that was paid on November 30, 2011 to stockholders of record as of November 11, 2011.   On November 9, 2010 we announced a dividend of $0.06 per share that was paid on November 30, 2010 to stockholders of record as of November 10, 2010.  We expect that the payment of and the amount of any future dividends will depend on our financial condition at that time.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Company

None.

Equity Compensation Plans

For information on our equity compensation plans, refer to Item 12, “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

Item 6.   SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

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

Financial Position

We believe that our consolidated balance sheet indicates a strong financial position.  During fiscal year 2011, we decreased our current liabilities by 25.8%, and long-term liabilities by 6.6% for a total decrease of approximately $2,063,000.  We paid down $695,000 on our line of credit and $612,000 on notes payable.  Total current assets decreased by approximately 6.8% or $1,235,000.  Cash from operations was used to pay down liabilities and debt during the fiscal year 2011.  We expect these actions will continue to free up future cash for equipment investments, acquisitions, or additional debt pay down. We believe our working capital is strong as we move into 2012, because we have obtained prepayments for a portion of our equipment sales and we have availability on our operating line of credit.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements contained in Item 8 of this report, which were prepared in accordance with Generally Accepted Accounting Principles. Critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

In certain circumstances, upon the customer’s written request, we may recognize revenue when production is complete and the good is ready for shipment. At the buyer’s request, we will bill the buyer upon completing all performance obligations, but before shipment. The buyer dictates that we ship the goods per their direction from our manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that we will segregate the goods from our inventory, such that they are not available to fill other orders. This agreement also specifies that the buyer is required to purchase all goods manufactured under this agreement. Title of the goods will pass to the buyer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the buyer, and the buyer agrees to maintain insurance on the manufactured items that have not yet been shipped.  We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both buyer and seller. The credit terms on this agreement are consistent with the credit terms on all other sales.  All risks of loss are shouldered by the buyer, and there are no exceptions to the buyer’s commitment to accept and pay for these manufactured goods. Revenues recognized at the completion of production in 2011 and 2010 were $532,200 and $593,600, respectively.

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

Stock-Based Compensation

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

Results of Operations

Fiscal Year Ended November 30, 2011 Compared to Fiscal Year Ended November 30, 2010

Our consolidated net sales totaled $27,620,000 for the fiscal year ended November 30, 2011, which represents a 4.6% decrease from our consolidated net sales of $28,951,000 in 2010.  Our consolidated gross profit increased from 23.5% in 2010 to 25.3% in 2011, or from $6,809,000 to $7,007,000, respectively.  Our consolidated expenses increased by 3.3%, from $4,914,000 in 2010 to $5,077,000 in 2011. Because the majority of our corporate general and administrative expenses are borne by Art’s-Way Manufacturing, that entity represented $4,052,000 of our total consolidated operating expenses, while Art’s-Way Vessels and Art’s-Way Scientific represented $336,000 and $689,000 of the total, respectively. Art’s-Way Manufacturing provided operating income of $2,428,000 in 2011.  Art’s-Way Scientific and Art’s-Way Vessels had operating losses of $(50,000) and $(448,000), respectively.  Our effective tax rate for the years ending November 30, 2011 and 2010 were 21.0% and 32.4%, respectively, a decrease of 11.4%.  The 11.4% decrease was due to taking advantage of additional tax deductions and credits for our fiscal year 2010 tax filings, which were filed during fiscal year 2011.

Art’s-Way Manufacturing. Art’s-Way Manufacturing’s sales revenue for the fiscal year ended November 30, 2011 was $22,614,000, compared to $20,586,000 during the same period of 2010, an increase of $2,028,000, or 9.9%.  The increase in sales was due to sales increases in grinder, land maintenance, and potato harvester equipment.  Service part sales increased by 8.8% from 2010.  The sales increases were offset by decreased sales in beet harvester equipment, which had a 20.7% decrease from 2010, and auger equipment, which had a 41.0% decrease from 2010.  Gross profit for the fiscal year ended November 30, 2011 was 28.7%, compared to 28.0% for the same period in 2010. This increase in margin was due to changes in product mix.

Art’s-Way Manufacturing’s operating expenses for fiscal year ended November 30, 2011 were $4,052,000, compared to $3,798,000 for the same period in 2010, an increase of $254,000 or 6.7%.   Art’s-Way Manufacturing’s operating expenses for fiscal year ended November 30, 2011 were 17.9% of sales, compared to 18.4% of sales for the same period in 2010.  The decrease in operating expenses are due to economies of scale attained based on the product mix sold during the fiscal year ended November 30, 2011.   Total income from operations for Art’s-Way Manufacturing during the fiscal year ended November 30, 2011 was $2,428,000, compared to $1,961,000 for the same period in 2010, an increase of $467,000 or 23.8%.

Art’s-Way Vessels. Art’s-Way Vessels’  net sales for the fiscal year ended November 30, 2011 were $1,797,000, compared to $1,534,000 for the same period in 2010, an increase of  $263,000, or 17.1%.  During the fiscal year ended November 30, 2011, we hired a plant manager who has been focusing on production improvements and shop management.  The former plant general manager has transitioned to the director of sales and this in turn has started to improve sales.  However, even with higher sales, our production levels were not sufficient to absorb our fixed overhead costs; consequently this segment continued to experience negative gross margins in fiscal 2011.

Art’s-Way Scientific. Art’s-Way Scientific’s net sales for the fiscal year ended November 30, 2011 were $3,209,000, compared to $6,831,000 for the same period in 2010, a decrease of $3,622,000 or 53.0%.  We believe that the decrease in sales was due to the lingering economic downturn.  We saw improvement in this segment’s sales activity and backlog during late 2011 and we anticipate that sales will improve during the 2012 fiscal year.  Gross profit for the fiscal year ended November 30, 2011 was $639,000 compared to $1,236,000 during the same period of 2010, a decrease of $597,000 or 48.3%.  Operating expenses for the fiscal year ended November 30, 2011 were $689,000 compared to $684,000 for the same period in 2010, an increase of $5,000 or 0.7%.  Income from operations for the fiscal year ended November 30, 2011 was an operating loss of $(50,000) compared to net operating income of $552,000 for the same period in 2010, a decrease of $602,000.

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

Liquidity and Capital Resources

Our main source of funds during fiscal 2011 was cash from operating activities, which totaled $2,368,000 as of November 30, 2011.  Approximately $463,000 of cash provided by operations resulted from the reduction of accounts receivable, and $547,000 resulted from the reduction of inventories.  Accounts payable and accrued liabilities decreased by $906,000.   Art’s Way used $1,092,000 of cash to update facilities, equipment, and invest in assets for leases.  Art’s Way also used $1,474,000 in cash to pay down the line of credit, notes payable, and to pay dividends to its shareholders.

We have a $6,000,000 revolving line of credit with West Bank, pursuant to which we had borrowed $1,389,000 and $2,084,000 as of November 30, 2011 and November 30, 2010, respectively.  In addition, we have three term loans from West Bank, which had outstanding principal balances of $2,804,000, $1,102,000, and $1,254,000 as of November 30, 2011.  We have also received funds pursuant to three promissory notes from the Iowa Department of Economic Development. These notes had outstanding principal balances of $70,000, $25,000,  and $49,000 as of November 30, 2011.   We have obtained two loans relating to our production facility in West Union, Iowa.  The Iowa Finance Authority loan balance was $1,143,000 as of November 30, 2011.  The interest-free loan from the West Union Community Development Corporation had a balance of $9,000 as of November 30, 2011.

Our loans require us to comply with various covenants, including maintaining certain financial ratios and obtaining prior written consent from West Bank for any investment in, acquisition of, or guaranty relating to another business or entity.  We  were in compliance with all covenants as of November 30, 2011.

For additional information about our financing activities, please refer to Note 8 to the audited consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

The following table represents our working capital and current ratio for the past two fiscal years:

	Fiscal Year Ended
	November 30, 2011	November 30, 2010
Current Assets	$16,695,555	$17,930,056
Current Liabilities	4,570,473	6,166,355
Working Capital	$12,125,082	$11,763,701

Current Ratio	3.65	2.91

We believe that our current financing arrangements provide sufficient cash to finance operations for the next 12 months.  We expect to continue to rely on cash from financing activities to supplement our cash flows from operations in order to meet our liquidity and capital expenditure needs in the near future.  We expect to continue to be able to procure financing upon reasonable terms.

Contractual Obligations Table

Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 years
Long-Term Debt Obligations	$6,456,122	$712,962	$4,960,662	$782,498	$-
Capital Lease Obligations	-	-	-	-	-
Operationg Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities	-	-	-	-	-
Totals	$6,456,122	$712,962	$4,960,662	$782,498	$-

Off Balance Sheet Arrangements

None.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Art's-Way Manufacturing Co., Inc.
Armstrong, Iowa

We have audited the accompanying consolidated balance sheets of Art's-Way Manufacturing Co., Inc. and Subsidiaries as of November 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Art's-Way Manufacturing Co., Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Art's-Way Manufacturing Co., Inc. and Subsidiaries as of November 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Fargo,  North Dakota
February 24, 2012

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Balance Sheets

Assets	November 30, 2011	November 30, 2010
Current assets:
Cash	$118,924	$317,103
Accounts receivable-customers, net of allowance for doubtful accounts of $49,583 and $114,834 in 2011 and 2010, respectively	2,030,369	2,493,624
Inventories, net	13,249,105	13,795,816
Deferred taxes	933,497	821,000
Cost and Profit in Excess of Billings	164,730	256,739
Other current assets	198,930	245,774
Total current assets	16,695,555	17,930,056
Property, plant, and equipment, net	8,085,719	8,033,375
Assets held for lease, net	452,441	319,131
Assets held for sale, net	186,362	-
Covenant not to Compete, net	60,000	120,000
Goodwill	375,000	375,000
Total assets	$25,855,077	$26,777,562
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to bank	$1,388,965	$2,084,000
Current portion of term debt	712,962	615,294
Accounts payable	341,738	1,008,688
Customer deposits	338,484	440,888
Billings in Excess of Cost and Profit	74,052	41,571
Accrued expenses	1,363,276	1,381,098
Income taxes payable	350,996	594,816
Total current liabilities	4,570,473	6,166,355
Long-term liabilities
Deferred taxes	810,904	568,000
Term debt, excluding current portion	5,743,159	6,452,750
Total liabilities	11,124,536	13,187,105
Stockholders’ equity:
Common stock – $0.01 par value. Authorized 5,000,000 shares; issued and outstanding 4,025,852 and 4,008,352 shares in 2011 and 2010	40,259	40,084
Additional paid-in capital	2,461,233	2,328,668
Retained earnings	12,229,049	11,221,705
Total stockholders’ equity	14,730,541	13,590,457
Total liabilities and stockholders’ equity	$25,855,077	$26,777,562

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Operations
Years Ended November 30, 2011 and 2010

	2011	2010
Net sales	$27,619,760	$28,951,378
Cost of goods sold	$20,612,750	$22,142,242
Gross profit	7,007,010	6,809,136
Expenses:
Engineering	$433,766	$417,521
Selling	$1,703,072	$1,810,522
General and administrative	$2,940,408	$2,686,065
Total expenses	5,077,246	4,914,108
Income from operations	1,929,764	1,895,028
Other income (expense):
Interest expense	$(428,538)	$(423,267)
Other	$79,708	$86,162
Total other income (loss)	(348,830)	(337,105)
Income before income taxes	1,580,934	1,557,923
Current tax expense	$395,124	$488,426
Deferred tax expense (benefit)	$(63,085)	$16,000
Net income	$1,248,895	$1,053,497

Net income per share:
Basic net income per share	$0.31	$0.26
Diluted net income per share	$0.31	$0.26
Weighted average outstanding shares used to compute basic net income per share	4,018,196	3,993,337
Weighted average outstanding shares used to compute diluted net income per share	4,049,268	4,011,754

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Cash Flows
Years Ended November 30, 2011 and 2010

	2011	2010
Cash flows from operations:
Net income	$1,248,895	$1,053,497
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	58,311	28,322
Depreciation expense	720,169	655,885
Amortization expense	60,000	60,000
Bad debt expense (recoveries)	(19,995)	40,293
Deferred income taxes	130,407	16,000
Changes in assets and liabilities, net of Roda acquisiton in 2010:
(Increase) decrease in:
Accounts receivable	483,250	(185,961)
Inventories	546,711	(299,778)
Other current assets	46,844	793,128
Other, net	-	10,901
Increase (decrease) in:
Accounts payable	(666,950)	569,561
Contracts in progress, net	124,490	(102,274)
Customer deposits	(102,404)	191,610
Income taxes payable	(243,820)	172,611
Accrued expenses	(17,822)	589,717
Net cash provided by operating activities	2,368,086	3,593,512
Cash flows from investing activities:
Purchases of property, plant, and equipment	(859,324)	(2,043,284)
Net change in asset held for lease	(232,861)	(319,091)
Purchase of assets of Roda	-	(1,158,862)
Purchase of assets of M&W	-	(427,198)
Net cash (used in) investing activities	(1,092,185)	(3,948,435)
Cash flows from financing activities:
Proceeds from (repayments of) line of credit borrowings, net	(695,035)	(354,892)
Payments of notes payable to bank	(611,923)	(514,520)
Proceeds from term debt	-	1,313,000
Proceeds from the exercise of stock options	74,429	81,240
Dividends paid to stockholders	(241,551)	(240,020)
Net cash (used in) provided by financing activities	(1,474,080)	284,808
Net increase (decrease) in cash	(198,179)	(70,115)
Cash at beginning of period	317,103	387,218
Cash at end of period	$118,924	$317,103

Supplemental disclosures of cash flow information:
Cash paid/(received) during the period for:
Interest	$432,131	$415,267
Income taxes	485,144	315,063

Supplemental disclosures of cash flow information:
Transfer of building from inventory to asset held for lease	$-	$319,091

Supplemental schedule of investing activities:
Roda acquisition:
Inventories	$-	$1,140,606
Property, plant and equipment	-	7,355
Prepaid Expenses	-	10,901
Cash paid	$-	$1,158,862

M&W acquisition:
Inventories	$-	$427,198
Cash paid	$-	$427,198

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Stockholders' Equity
Years Ended November 30, 2011 and 2010

	Common Stock		Additional
	Number of shares	Par value	paid-in capital	Retained earnings	Total
Balance, December 1, 2009	3,990,352	$39,904	$2,219,286	$10,408,228	$12,667,418
Exercise of stock options	18,000	180	81,060	-	$81,240
Stock based compensation	-	-	28,322	-	$28,322
Dividends paid, $0.06 per share	-	-	-	(240,020)	$(240,020)
Net income	-	-	-	1,053,497	$1,053,497
Balance, November 30, 2010	4,008,352	$40,084	$2,328,668	$11,221,705	$13,590,457
Exercise of stock options	17,500	175	74,254	-	$74,429
Stock based compensation	-	-	58,311	-	$58,311
Dividends paid, $0.06 per share	-	-	-	(241,551)	$(241,551)
Net income	-	-	-	1,248,895	$1,248,895
Balance, November 30, 2011	4,025,852	$40,259	$2,461,233	$12,229,049	$14,730,541

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

Art’s-Way Manufacturing Co., Inc.
Notes to Consolidated Financial Statements

(1)           Summary of Significant Accounting Policies

(a)     Nature of Business

Art’s-Way Manufacturing Co., Inc. is primarily engaged in the fabrication and sale of specialized farm machinery in the agricultural sector of the United States.  Primary product offerings include: portable and stationary animal feed processing equipment; hay and forage equipment; sugar beet harvesting equipment; land maintenance equipment; a line of portable grain augers; a line of manure spreaders; and moldboard plows.  The Company sells its labeled products through independent farm equipment dealers throughout the United States. In addition, the Company manufactures and supplies hay blowers to original equipment manufacturers (OEMs).  The Company also provides after-market service parts that are available to keep its branded and OEM produced equipment operating to the satisfaction of the end user of the Company’s products.

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

Art’s-Way Scientific, Inc. is primarily engaged in the construction of modular laboratories and animal housing facilities. Buildings commonly produced range from basic swine buildings to complex containment research laboratories. Art’s-Way Scientific also provides services relating to the design, manufacturing, delivering, installation and renting of the building units that it produces.

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

(c)     Cash Concentration

The Company maintains several different accounts at three different banks, and balances in these accounts are periodically in excess of federally insured limits. However, management believes risk of loss to be low.

(d)     Customer Concentration

One of the Company’s customers accounted for approximately 8.4% and 10.5% of consolidated revenues for the years ended November 30, 2011 and November 30, 2010, respectively.

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

Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  Trade receivables are stated at the amount billed to the customer.  The Company charges interest on overdue customer account balances at a rate of 1.5% per month.  Payments of trade receivables are allocated to the specific invoices identified on the customer's remittance advice, or, if unspecified, are applied to the earliest unpaid invoices.

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

(h)    Lessor Accounting

Modular buildings held for short term lease by Art’s Way Scientific are recorded at cost.  Amortization of the property is calculated over the useful life of the building. Useful life is five years.  Lease revenue is accounted for on a straight-line basis over the term of the related lease agreement.

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

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives, which is five years.  Estimated future amortization of intangible assets is $60,000 in the next fiscal year.

(j)     Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates as recognized in income in the period that includes the enactment date.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is entirely dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

The Company shall classify interest and penalties to be paid on an underpayment of taxes as income tax expense.  The Company files income tax returns in the U.S. federal jurisdiction and various states.  The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years ended before November 30, 2008.

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

In certain circumstances, upon the customer’s written request, we may recognize revenue when production is complete and the good is ready for shipment.  At the buyer’s request, we will bill the buyer upon completing all performance obligations, but before shipment.  The buyer dictates that we ship the goods per their direction from our manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that we will segregate the goods from our inventory, such that they are not available to fill other orders. This agreement also specifies that the buyer is required to purchase all goods manufactured under this agreement.  Title of the goods will pass to the buyer when the goods are complete and ready for shipment, per the customer agreement.  At the transfer of title, all risks of ownership have passed to the buyer, and the buyer agrees to maintain insurance on the manufactured items that have not yet been shipped.  The Company has operated using bill and hold agreements with certain customers for many years.  The credit terms on this agreement are consistent with the credit terms on all other sales.  All risks of loss are shouldered by the buyer, and there are no exceptions to the buyer’s commitment to accept and pay for these manufactured goods.   Revenues recognized at the completion of production in 2011 and 2010 were $532,200 and $593,600, respectively.

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

 (l)     Research and Development

Research and development costs are expensed when incurred.  Such costs approximated $175,000 and $188,000 for the years ended November 30, 2011 and 2010, respectively.

(m)    Advertising

Advertising costs are expensed when incurred.  Such costs approximated $242,000 and $282,000 for the years ended November 30, 2011 and 2010, respectively.

(n)     Income Per Share

Basic net income per common share has been computed on the basis of the weighted average number of common shares outstanding.  Diluted net income per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.

Basic and diluted earnings per common share have been computed based on the following as of November 30, 2011 and 2010:

	For the 12 months ended
	2011	2010
Basic:
Numerator, net income	1,248,895	1,053,497
Denominator: Average number of common shares Outstanding	4,018,196	3,993,337
Basic earnings per common share	$0.31	$0.26

Diluted:
Numerator, net income	1,248,895	1,053,497
Average number of common shares Outstanding	4,018,196	3,993,337
Effect of dilutive stock options	31,072	18,417
Denominator: Dilutive Average number of common shares Outstanding	4,049,268	4,011,754
Diluted earnings per common share	$0.31	$0.26

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

Fair Value Measurement Update

In May 2011, the FASB issued ASU (Accounting Standards Update) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” that amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements. The amendments in this update achieve the objective of developing common fair value measurement and disclosure requirements, as well as improving consistency and understandability. Some of the requirements clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU (Accounting Standards Update) are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

Comprehensive Income

In June 2011, the FASB issued ASU (Accounting Standards Update) NO. 2011-05, “Presentation of Comprehensive Income” that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statements of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU (Accounting Standards Update) are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In December 2011, the FASB issued ASU (Accounting Standards Update) No. 2011-12 which stated that the new presentation requirements about reclassifications of items out of accumulated other comprehensive income would be difficult for preparers and may add unnecessary complexity to financial statements. In addition it is difficult for some stakeholders to change systems in time to gather the information for the new presentation requirements by the effective date of Update 2011-05. Given these issues, they asked the Board to reconsider whether it is necessary to require entities to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. Because those pending paragraphs are effective on a retrospective basis for public entities for annual periods beginning after December 15, 2011, and interim periods within those years, those stakeholders asked the Board, at a minimum, to defer the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, until the Board is able to reconsider those paragraphs.

In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to confirm whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities must apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

(2)           Allowance for Doubtful Accounts

A summary of the Company’s activity in the allowance for doubtful accounts is as follows:

	2011	2010
Balance, beginning	$114,834	$194,185
Provision charged to expense	(19,995)	40,293
Less amounts charged-off	(45,256)	(119,644)
Balance, ending	$49,583	$114,834

(3)            Inventories

Major classes of inventory are:

	2011	2010
Raw materials	$7,623,095	$8,269,852
Work in process	394,158	776,083
Finished goods	7,982,192	6,565,964
	$15,999,445	15,611,899
Less: Reserves	(2,750,340)	(1,816,083)
	$13,249,105	$13,795,816

(4)           Contracts in Progress

Amounts included in the consolidated financial statements related to uncompleted contracts are as follows:

The amounts billed on these long term contracts are due 30 days from invoice date.  All amounts billed are expected to be collected within the next 12 months.  Retainage was $84,208 and $32,867 as of November 30, 2011 and 2010, respectively.

	Cost and Profit in Excess of Billings	Billings in Excess of Costs and Profit
November 30, 2011
Costs	$1,275,286	$271,593
Estimated earnings	604,199	135,785
	1,879,485	407,378
Less: amounts billed	(1,714,755)	(481,430)
	$164,730	$(74,052)

November 30, 2010
Costs	$2,507,704	$486,317
Estimated earnings	555,517	185,922
	3,063,221	672,239
Less: amounts billed	(2,806,482)	(713,810)
	$256,739	$(41,571)

(5)           Property, Plant, and Equipment

Major classes of property, plant, and equipment are:
	2011	2010
Land	$795,998	$795,998
Buildings and improvements	8,295,813	8,045,488
Construction in Progress	290,667	86,214
Manufacturing machinery and equipment	11,261,585	10,848,583
Trucks and automobiles	347,110	363,014
Furniture and fixtures	141,637	139,547
	21,132,810	20,278,844
Less accumulated depreciation	(12,860,729)	(12,245,429)
Property, plant and equipment	$8,272,081	$8,033,415

Depreciation expense totaled $720,169 and $655,885 for the fiscal years ended November 30, 2011 and 2010, respectively.

(6)           Accrued Expenses

Major components of accrued expenses are:

	2011	2010
Salaries, wages, and commissions	$672,407	$661,200
Accrued warranty expense	201,630	180,549
Other	489,239	539,349
	$1,363,276	$1,381,098

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

Changes in the Company’s product warranty liability for the years ended November 30, 2011 and 2010 are as follows:

	2011	2010
Balance, beginning	$180,549	$96,370
Settlements made in cash or in-kind	(481,539)	(337,019)
Warranties issued	502,620	421,198
Balance, ending	$201,630	$180,549

(8)           Loan and Credit Agreements

The Company has a $6,000,000 revolving line of credit with West Bank (the “Line of Credit”) which was scheduled to mature on April 30, 2011.  Effective March 31, 2011, the Company renewed the Line of Credit and extended the maturity date to April 30, 2012.  The Line of Credit is renewable annually with advances funding the Company’s working capital and letter of credit needs.  The interest rate is West Bank’s prime interest rate, adjusted daily, with a minimum rate of 4.00%.  As of November 30, 2011, the interest rate was the minimum of 4.0%. Monthly interest-only payments are required and the unpaid principal is due on the maturity date.  As of November 30, 2011 and 2010, the Company had borrowed $1,389,000 and $2,084,000, respectively, against the Line of Credit.  The available amounts remaining on the Line of Credit were $4,611,000 and $3,916,000 on November 30, 2011 and 2010, respectively.  The borrowing base limits advances from the Line of Credit to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and work-in-process inventory plus 40% of Net Book Value of Fixed Assets as calculated at each month-end.  The Company’s obligations under the Line of Credit are evidenced by a Business Loan Agreement effective March 31, 2011 (the “Business Loan Agreement”), a Change in Terms Agreement effective March 31, 2011, and certain other ancillary documents.

On June 7, 2007, the Company obtained a term loan from West Bank in the amount of $4,100,000.  The loan, which had an outstanding principal balance of $2,804,000 and $3,140,000 as of November 30, 2011 and 2010.  This note matures on May 1, 2013 and bears fixed interest at 5.75%.  Monthly principal and interest payments in the amount of $42,500 are required, with a final payment of principal and accrued interest in the amount of $2,302,000 due on May 1, 2013.

The Company obtained two additional loans from West Bank in 2007 for the purpose of financing the construction of the Company’s new facilities in Monona and Dubuque.  On October 9, 2007, the Company obtained a loan for $1,330,000, which has a maturity date of May 1, 2013 and bears interest at a fixed interest rate of 5.75%.  Monthly payments of $11,000 are required for principal and interest, with a final payment of accrued interest and principal in the amount of $1,006,000 due on May 1, 2013.  The outstanding principal balance on this loan was $1,102,000 and $1,168,000 as of November 30, 2011 and 2010.

On November 30, 2007, the Company obtained a $1,500,000 construction loan to finance construction of the Dubuque, Iowa facility, which has a maturity date of May 1, 2013 and bears interest at a fixed interest rate of 5.75%.  Payments of $12,550 are due monthly for principal and interest, with a final accrued interest and principal payment in the amount of $1,145,000 due on May 1, 2013.  The outstanding principal balance on this loan was $1,254,000 and $1,329,000 as of November 30, 2011 and 2010.

Each of the Company’s loans from West Bank are governed by the Business Loan Agreement which requires the Company to comply with certain financial and reporting covenants. The Company must provide monthly internally prepared financial reports, year-end audited financial statements, annual compliance certificates, and notice upon certain events, such as a change in executive or management personnel.  The Company must maintain a minimum debt service coverage ratio of 1.5, a maximum debt to tangible net worth ration of 1.25, and a minimum tangible net worth of $12,000,000, each as measured at the Company’s fiscal year-end. Further, the Company must obtain West Bank’s prior written consent for any investment in, acquisition of, or guaranty relating to another business or entity.  The loans are secured by a first position security interest on the assets of the Company and its subsidiaries, including but not limited to, inventories, accounts receivable, machinery, equipment and real estate, in accordance with the Business Loan Agreement and Commercial Guarantee executed by the company’s subsidiaries. The Company and its subsidiaries were also required to execute Agreements to Provide Insurance that set forth the insurance requirements for the collateral.

If the Company or either of its subsidiaries (as guarantors) commits an event of default under the Business Loan Agreement and fails or is unable to cure that default, the interest rate on the line of credit would increase by 2.0%.  In addition, West Bank may cease advances under the Line of Credit and has the option of causing all outstanding indebtedness to become immediately due and payable. Events of default include, without limitation: (i) becoming insolvent or subject to bankruptcy proceedings; (ii) defaulting on any obligations to West Bank; (iii) defaulting on any obligations to third parties that would materially affect the ability to perform obligations owed to West Bank; (iv) suffering a material adverse change in financial condition or the value of any collateral; (v) experiencing a change in ownership of 25% or more of outstanding common stock; and (vi) making false statements to West Bank.  The Company was in compliance with all covenants under the Business Loan Agreement as measured on November 30, 2011.

On June 1, 2009, Art’s-Way Scientific received funds from two $95,000 promissory notes in connection with an agreement signed August 7, 2007 between Art’s-Way Scientific and the Iowa Department of Economic Development.  The first $95,000 promissory note was a 0% interest loan requiring 60 monthly payments of $1,583.33, with a balance of $68,000 as of November 30, 2010 and a final payment due July 1, 2014.   The second $95,000 promissory note, which had an outstanding principal balance of $95,000 as of November 30, 2010, was a forgivable loan subject to certain contract obligations.  The obligations included maintaining Art’s-Way Scientific’s principal place of business in Iowa, complying with certain tax and insurance requirements, and creating 16 full-time positions and retaining 21 full-time positions in Iowa, which must be maintained for a two-year period.  During the fiscal year ending November 30, 2011, the Iowa Department of Economic Development was required to audit the job attainment of Art’s Way Scientific.  Art’s Way Scientific had obtained approximately 48% of the job retention and creation requirements and was required to restructure the original two promissory notes into three separate notes.  The first note is now a 6% interest-bearing note requiring a monthly payment of $2,437 that had a balance of $70,000 as of November 30, 2011 and has a maturity date of June 1, 2014.  The second note is an interest-free note requiring a monthly payment of $813 which had a balance of $25,000 as of November 30, 2011, with a final payment due June 1, 2014.  The third note is a forgivable loan subject to contract obligations which will be measured during April 2012.  The forgivable loan had a balance of $49,000 as of November 30, 2011.  Art’s-Way Manufacturing Co., Inc. has provided a guarantee in connection with these loans to Art’s-Way Scientific.

On May 1, 2010, the Company obtained a loan to finance the purchase of an additional facility located in West Union, Iowa to be used as a distribution center, warehouse facility, and manufacturing plant for certain products under the Art’s-Way brand. The funds for this loan were made available by the Iowa Finance Authority by the issuance of tax exempt bonds.  This loan had an original principal amount of $1,300,000 and bears fixed interest at 3.5%. The payments required on this loan began July 1, 2010 and continue until June 1, 2020. The terms of the loan require monthly payments of $12,892 for principal and interest. As of November 30, 2011 and 2010, the outstanding principal balance on this loan was $1,143,000 and $1,255,000, respectively.

This loan from the Iowa Finance Authority, which has been assigned to The First National Bank of West Union, is governed by a Manufacturing Facility Revenue Note dated May 28, 2010 and a Loan Agreement dated May 1, 2010 (“the IFA Loan Agreement”), which requires the Company to provide quarterly internally prepared financial reports and year-end audited financial statements and to maintain a minimum debt service coverage ratio of 1.5 to 1.0, which is measured at November 30 of each year.  Among other covenants, the IFA Loan Agreement also requires the Company to maintain proper insurance on, and maintain in good repair, the West Union Facility, and continue to conduct business and remain duly qualified to do business in the State of Iowa.  The loan is secured by a mortgage on the Company’s West Union Facility, pursuant to a Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated May 1, 2010 between the Company and The First National Bank of West Union (the “West Union Mortgage”).

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

On September 15, 2010, the company obtained a zero-interest revolving loan from the West Union Community Development Corporation in the amount of $13,000.  Annual principal payments of $4,333 are due on the first of September of each of the next three years. As of November 30, 2011 and 2010, the outstanding principal balance on this loan was $9,000 and $13,000, respectively.

A summary of the Company’s term debt is as follows:

	November 30, 2011	November 30, 2010

West Bank loan payable in monthly installments of $42,500 including interest at 5.75%, due May 1, 2013	$2,804,403	$3,140,229

West Bank loan payable in monthly installments of $11,000 including interest at 5.75%, due May 1, 2013	1,102,321	1,167,970

West Bank loan payable in monthly installments of $12,550 including interest at 5.75%, due May 1, 2013	1,253,508	1,328,642

IFA loan payable in monthly installments of $12,892 including interest at 3.5%, due June 1, 2020	1,143,140	1,255,120

IDED loan payable in monthly installments of $2,437 including interest at 6%, due June 1, 2014.	70,024	-

IDED loan payable in monthly installments of $813 including interest at 0% due June 1, 2014	25,229	68,083

IDED loan payable in monthly installments of $0 including interest at 0%, due July 1, 2014	48,830	95,000

WUCDC loan payable in annual installments of $4,333 including interest at 0% due September 1, 2013	8,667	13,000
Total term debt	6,456,122	7,068,044
Less current portion of term debt	712,962	615,294
Term debt, excluding current portion	$5,743,160	$6,452,750

A summary of the minimum maturities of term debt follows for the years ending November 30:

Year:	Amount
2012	712,962
2013	4,813,701
2014	146,961
2015	139,529
2016	642,969
$6,456,122

(9)            Employee Benefit Plans

The Company sponsors a defined contribution 401(k) savings plan which covers substantially all full-time employees who meet eligibility requirements.  Participating employees may contribute as salary reductions any amount of their compensation up to the limit prescribed by the Internal Revenue Code.  The Company began making 25% matching contributions to employees contributing a minimum of 4% of their compensation, up to 1% of eligible compensation starting June 2005.  The Company recognized an expense of $26,051 and $29,434 related to this plan during the years ended November 30, 2011 and 2010, respectively.

(10)         Equity Incentive Plan

On November 30, 2011, the Company had one equity incentive  plan, which is described below.  The compensation cost charged against income was $58,311 and $28,322 for 2011 and 2010, respectively.  The total income tax benefits for share-based compensation arrangements were $96,060 and $110,166 for 2011 and 2010, respectively.  No compensation cost was capitalized as part of inventory or fixed assets.

On January 27, 2011, the Board of Directors of the Company authorized and approved the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan (the “2011 Plan”), subject to approval by the stockholders on or before January 27, 2012.  The 2011 Plan was approved by the stockholders on April 28, 2011.  It replaced the Employee Stock Option Plan and the Directors’ Stock Option Plan (collectively, the “Prior Plans”), and no further stock options will be awarded under the Prior Plans.  Awards to directors and executive officers under the 2011 Plan will be governed by the forms of agreement approved by the Board of Directors.The 2011 Plan permits the plan administrator to award nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance awards, and stock appreciation rights to employees (including officers), directors, and consultants.  The Board of Directors has approved a director compensation policy pursuant to which non-employee directors are automatically granted non-qualified stock options to purchase 2,000 shares of common stock annually or initially upon their election to the Board, which are fully vested.

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

	2011	2010
Expected Volatility	57.71%	69.98% to 75.48%
Expected Dividend Yield	0.590%	0.712% to 0.878%
Expected Term (in years)	2	2
Risk-Free Rate	3.25%	3.25%

Summary of activity under the plans as of November 30, 2011, and changes during the year then ended as follows:

2011 Option Activity

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at beginning of period	155,500	$8.85
Granted	21,000	$7.40
Exercised	(17,500)	$4.25		$96,060
Options Expired or Forfeited	(6,000)	$5.01
Options outstanding at end of period	153,000	$9.32	7.12	$46,590
Options exercisable at end of period	153,000	$9.32	7.12	$46,590

2010 Option Activity

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at beginning of period	136,000	$9.44
Granted	44,000	$5.38
Exercised	(18,000)	$4.51		$104,567
Options Expired or Forfeited	(6,500)	$9.81
Options outstanding at end of period	155,500	$8.85	6.78	$333,475
Options exercisable at end of period	125,500	$9.76	6.09	$197,275

The weighted-average grant-date fair value of options granted during the year 2011 and 2010 was $1.37 and $2.17, respectively.

A summary of the status of the Company’s nonvested shares as of November 30, 2011, and changes during the year ended November 30, 2011, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at beginning of period	30,000	$2.07
Granted	21,000	$1.37
Vested	(45,000)	$ .10
Forfeited	(6,000)	$(1.02)
Nonvested at end of period	0

As of November 30, 2011, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements under the plans.  The total fair value of shares vested during the years ended November 30, 2011 and 2010 was $4,290 and $45,514, respectively.

The cash received from the exercise of options during fiscal year 2011 was $74,429, compared to $81,240 in 2010.

 (11)        Income Taxes

Total income tax expense (benefit) for the years ended November 30, 2011 and 2010 consists of the following:

	November 30
	2011	2010
Current expense	$395,124	$488,426
Deferred expense (credit)	(63,085)	16,000
	$332,039	$504,426
The reconciliation of the statutory Federal income tax rate are as follows:

	November 30
	2011	2010
Statutory federal income tax rate	34.0%	34.0%
R& D Tax Credits	(4.8)
Prior Year Adjustments	(6.2)
Other	(2.0)	(1.6)
	21.0%	32.4%

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at November 30, 2011 and 2010 are presented below:

	November 30
	2011	2010
Current deferred tax assets (liabilities):
Accrued expenses	$55,000	$107,000
Inventory capitalization	52,000	52,000
Asset reserves	826,000	662,000
Total current deferred tax assets	$933,000	$821,000
Non-current deferred tax assets (liabilities):
Property, plant, and equipment	$(811,000)	$(568,000)
Total non-current deferred tax assets (liabilities)	$(811,000)	$(568,000)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

 (12)       2010 Acquisitions

Effective January 19, 2010, the company acquired certain assets related to the manure spreader product line of Roda Mfg., Inc.  The acquisition-date fair value of the total consideration transferred was approximately $1,159,000.     The operating results of the acquired business are reflected in the Company’s consolidated statement of operations from the acquisition date forward.  The amount of revenue attributable to the Roda Mfg. product line since the acquisition date was $1,031,939 and $954,438 for the periods ended November 30, 2011 and 2010, respectively.  The amounts of expenses for the individual product lines are not separately identifiable as the production and related accounting are integrated. The acquisition was made to continue the Company’s growth strategy and diversify its product offerings inside the agricultural industry.  The purchase price was determined based on an arms-length negotiated value.  The transaction is being accounted for under the acquisition method of accounting, with the purchase price allocated to the individual assets acquired.

In addition, effective June 11, 2010, the company acquired certain assets related to the baler product line of M&W, a subsidiary of the Alamo Group. The acquisition-date fair value of the total consideration transferred was approximately $427,000.  The operating results of the acquired business are reflected in the Company’s consolidated statement of operations from the acquisition date forward.  The amount of revenue attributable to the M&W baler product line since the acquisition date was $221,150 and $48,057 for the periods ended November 30, 2011 and 2010, respectively.  The amounts of expenses for individual product lines are not separately identifiable as the production and related accounting are integrated.  The acquisition was made to continue the Company’s growth strategy and diversify its product offerings inside the agricultural industry.  The purchase price was determined based on an arms-length negotiated value.  The transaction is being accounted for under the acquisition method of accounting, with the purchase price allocated to the individual assets acquired.

(13)         Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.  At November 30, 2011 and 2010, the carrying amount approximates fair value for cash, accounts receivable, accounts payable, notes payable to bank,  and other current liabilities.  The carrying amounts approximate fair value because of the short maturity of these instruments.  The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

(14)        Litigation and Contingencies

Various legal actions and claims that arise in the normal course of business are pending against the Company. In the opinion of management adequate provisions have been made in the accompanying financial statements for all pending legal actions and other claims.

(15)        Related Party Transactions

The financial statements of Art’s-Way Manufacturing, Inc. include sales by our Vessels division to Adamson Global Technology in the amount of $17,000 and $265,000 during the fiscal years ended November 30, 2011 and 2010, respectively.  Adamson Global Technology is wholly-owned and operated by J. Ward McConnell, Jr., the Chairman of the Board of Directors.

(16)        Segment Information

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

Approximate financial information with respect to the reportable segments is as follows.

	Twelve Months Ended November 30, 2011
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$22,614,000	$1,797,000	$3,209,000	$27,620,000
Gross Profit	6,481,000	(112,000)	638,000	7,007,000
Operating Expense	4,053,000	336,000	688,000	5,077,000
Income from operations	2,428,000	(448,000)	(50,000)	1,930,000
Income before tax	2,378,000	(674,000)	(123,000)	1,581,000
Total Assets	19,965,000	2,768,000	3,122,000	25,855,000
Capital expenditures	569,000	100,000	423,000	1,092,000
Depreciation & Amortization	469,000	105,000	206,000	780,000

	Twelve Months Ended November 30, 2010
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$20,586,000	$1,534,000	$6,831,000	$28,951,000
Gross Profit	5,758,000	(185,000)	1,236,000	6,809,000
Operating Expense	3,797,000	433,000	684,000	4,914,000
Income from operations	1,961,000	(618,000)	552,000	1,895,000
Income before tax	1,927,000	(847,000)	478,000	1,558,000
Total Assets	19,861,000	3,001,000	3,915,000	26,777,000
Capital expenditures	1,889,000	38,000	435,000	2,362,000
Depreciation & Amortization	508,000	105,000	103,000	716,000

(17)        Subsequent Events

   Management evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to financial statements.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The person serving as our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e), as of the end of the period subject to this Report.  Based on this evaluation, the person serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified by the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, including the person serving as our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of November 30, 2011.

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

Changes to Internal Control Over Financial Reporting

During the fiscal year ending November 30, 2011, we focused on key issues that contributed to the material weakness on inventory accounting that was reported in the fiscal 2010 Annual Report on Form 10-K.  We provided additional inventory management training to the staff and enhanced our procedures for testing and verifying inventory counts and valuation.  We believe that the procedural changes, additional analysis, and our enforcement of these procedures enhanced the effectiveness of these controls.  We will continue to review these procedures for effectiveness and change them as deemed necessary.

Item 9B.  OTHER INFORMATION

On November 20, 2011, Art’s-Way Scientific restructured two $95,000 promissory notes that were originally issued by the Iowa Department of Economic Development in August 2007.  One of these notes was a forgivable loan subject to certain contractual obligations.  The obligations included maintaining Art's-Way Scientific's principal place of business in Iowa, complying with certain tax and insurance requirements, and creating 16 full-time positions and retaining 21 full-time positions in Iowa, which must be maintained for a two-year period.  During the fiscal year ending November 30, 2011, the Iowa Department of Economic Development was required to audit the job attainment of Art's-Way Scientific.  Art's-Way Scientific was notified on September 26, 2011 that it had obtained approximately 48% of the job retention and creation requirements, and it was required to restructure the original notes and pay an interest penalty of $4,700.  The original notes were replaced with three separate notes. The first note is now a 6% interest bearing note requiring a monthly payment of $2,437 that had a balance of $70,024 as of November 30, 2011 with final payment due June 1, 2014 (the "6% Note").  The second note is an interest free note requiring a monthly payment of $813 that had a balance of $25,229 as of November 30, 2011, with a final payment due June 1, 2014 (the "Interest Free Note").  The third note is a forgivable loan subject to contract obligations which will be measured during April 2012, including a measurement of Art's-Way Scientific's job attainment.  The forgivable loan had a balance of $48,830 as of November 30, 2011.  Art’s-Way Manufacturing Co., Inc. has provided a guarantee in connection with these loans to Art’s-Way Scientific.  The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the text of the 6% Note and the Interest Free Note, copies of which are attached hereto as Exhibits 10.40 and 10.41, respectively.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to the sections entitled “Election of Directors,” “Compliance with Section 16(a) of the Exchange Act,” and “Corporate Governance” in our definitive proxy statement relating to our 2012 Annual Meeting of Stockholders.

Item 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the section entitled “Executive Compensation” in our definitive proxy statement relating to our 2012 Annual Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Principal Stockholders,” “Security Ownership of Directors and Management” and “Equity Compensation Plan Information” in our definitive proxy statement relating to our 2012 Annual Meeting of Stockholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to the sections entitled “Corporate Governance” and “Certain Transactions and Business Relationships” in our definitive proxy statement relating to our 2012 Annual Meeting of Stockholders.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the section entitled “Independent Registered Public Accounting Firm” in our definitive proxy statement relating to our 2012 Annual Meeting of Stockholders.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

 (a)   Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Eide Bailly, LLP on Consolidated Financial Statements as of November 30, 2011 and 2010

Consolidated Balance Sheets as of November 30, 2011 and 2010

Consolidated Statements of Operations for each of the two years in the period ended November 30, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for each of the two years in the period ended November 30, 2011 and 2010

Consolidated Statements of Cash Flows for each of the two years in the period ended November 30, 2011 and 2010

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. Not applicable.

(3)	Exhibits. See “Exhibit Index to Form 10-K” immediately following the signature page of this Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date: February 24, 2012	/s/ Carrie L. Majeski
Carrie L. Majeski
President and Chief Executive Officer

Date: February 24, 2012	/s/ Jason D. Feucht
Jason D. Feucht
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

Date: February 24, 2012	/s/ Carrie L. Majeski
Carrie L. Majeski President and Chief Executive Officer

Date: February 24, 2012	/s/ Jason D. Feucht
Jason D. Feucht, Chief Financial Officer

Date: February 24, 2012	/s/ J. Ward McConnell, Jr.
J. Ward McConnell, Jr., Chairman, Director

Date: February 24, 2012	/s/ David R. Castle
David R. Castle, Director

Date: February 24, 2012	/s/ Fred W. Krahmer
Fred W. Krahmer, Director

Date: February 24, 2012	/s/ James E. Lynch
James E. Lynch, Director

Date: February 24, 2012	/s/ Douglas R. McClellan
Douglas R. McClellan, Director

Date: February 24, 2012	/s/ Marc H. McConnell
Marc H. McConnell, Vice Chairman, Director

Date: February 24, 2012	/s/ Thomas E. Buffamante
Thomas E. Buffamante, Director

Exhibit Index
Art’s-Way Manufacturing Co., Inc.
Form 10-K
For Fiscal Year Ended November 30, 2011

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
10.4*
Form of Non-Qualified Option Agreement under 2007 Non-Employee Directors’ Stock Option Plan and 2007 Employee Stock Option Plan – incorporated by reference to Exhibit 10.30 of the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2009

10.5*
Summary of Compensation Arrangements with Directors for 2010 fiscal year – incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2010

10.6*
Summary of Compensation Arrangements with Executive Officer for 2010 fiscal year – incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2010

10.7*	Director Compensation Policy – incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended February 28, 2011
10.8*	Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 28, 2011
10.9*
Form of Incentive Stock Option Agreement under the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan – incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated April 28, 2011

10.10*
Form of Nonqualified Stock Option Agreement under the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan – incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated April 28, 2011

10.11*
Form of Restricted Stock Agreement under the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan – incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated April 28, 2011

10.12*
Form of Restricted Stock Unit Agreement under the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan – incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated April 28, 2011

10.13*	Employment Agreement, by and between the Company and Carrie L. Majeski, dated December 20, 2011 – incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 20, 2011
10.14*	Amendment to Employment Agreement, by and between the Company and Carrie L. Majeski, dated January 26, 2012 – filed herewith
10.15
Real Estate Mortgage to West Bank dated April 23, 2003 for property located in Armstrong, Iowa – incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008

10.16
Real Estate Mortgage to West Bank dated October 9, 2007 for property located in Monona, Iowa – incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008

10.17
Real Estate Mortgage to West Bank dated November 30, 2007 for property located in Dubuque, Iowa – incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008

10.18
Change in Terms Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank dated May 1, 2008 for Loan No. 1260080536 – incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008

10.19
Business Loan Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank dated May 1, 2008 for Loan No. 1260080536 – incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008

10.20
Change in Terms Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank dated May 1, 2008 for Loan No. 81290 – incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008

10.21
Business Loan Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank dated May 1, 2008 for Loan No. 81290 – incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008

10.22
Change in Terms Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank dated May 1, 2008 for Loan No. 81289 – incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008

10.23
Business Loan Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank dated May 1, 2008 for Loan No. 81289 – incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008

10.24	Letter Agreement from West Bank dated January 20, 2009 – incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008
10.25
Promissory Note from Art’s-Way Manufacturing Co., Inc. to West Bank dated April 30, 2009 –  incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2009

10.26	Letter Agreement from West Bank dated May 21, 2009 – incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2009
10.27
Business Loan Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank dated June 8, 2009 – incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2009

10.28
Promissory Note from Art’s-Way Manufacturing Co., Inc. to West Bank dated June 8, 2009 –  incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2009

10.29
Art’s-Way Manufacturing Co., Inc. Agreement to Provide Insurance for loan dated June 8, 2009 – incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2009

10.30	Art’s-Way Vessels, Inc. Agreement to Provide Insurance for loan dated June 8, 2009 – incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2009
10.31
Art’s-Way Scientific, Inc. Agreement to Provide Insurance for loan dated June 8, 2009 –  incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2009

10.32
Asset Purchase Agreement between Art’s-Way Manufacturing Co., Inc. and Roda, Inc. dated January 19, 2010 – incorporated by reference to Exhibit 10.32 of the Annual Report on Form 10-K for the year ended November 30, 2009

10.33
Asset Purchase Agreement between Alamo Group, Inc. and Art’s-Way Manufacturing Co., Inc. dated May 10, 2010 – incorporated by reference to exhibit 2.1 to the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2010.

10.34
Manufacturing Facility Revenue Note in the principal amount of $1,300,000, from Art’s-Way Manufacturing Co., Inc. to Iowa Finance Authority dated May 28, 2010 – incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2010

10.35
Loan Agreement Between Iowa Finance Authority and Art’s-Way Manufacturing Co., Inc. dated May 1, 2010 – incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2010

10.36
Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement between The First National Bank of West Union and Art’s-Way Manufacturing Co, Inc. dated May 1, 2010 – incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2010

10.37
Commitment Letter from West Bank to Art’s-Way Manufacturing Co., Inc. dated April 27, 2010 – incorporated by reference to Exhibit 10.3 to the Amended Quarterly Report on Form 10-Q/A for the Quarter ended May 31, 2010, filed October 15, 2010

10.38
Business Loan Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank effective March 31, 2011 – incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2011

10.39
Change in Terms Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank effective March 31, 2011 – incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the Quarter ended May 31, 2011

10.40	6% Promissory Note from Art's-Way Scientific, Inc. to Iowa Economic Development Authority dated November 16, 2011 - filed herewith
10.41	Interest Free Promissory Note from Art's-Way Scientific, Inc. to Iowa Economic Development Authority dated November 16, 2011 - filed herewith
21.1	List of Subsidiaries: Art’s-Way Scientific, Inc. (Iowa corporation); Art’s-Way Vessels, Inc. (Iowa corporation)
23.1	Consent of independent registered public accounting firm – filed herewith
24.1	Power of Attorney (included on the “Signatures” page of this report on Form 10-K)
31.1	Certificate pursuant to 17 CFR 240 13(a)-14(a) – filed herewith
31.2	Certificate pursuant to 17 CFR 240 13(a)-14(a) – filed herewith
32.1	Certificate pursuant to 18 U.S.C. Section 1350 – filed herewith
32.2	Certificate pursuant to 18 U.S.C. Section 1350 – filed herewith
101**	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended November 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flows, (iv) the Consolidated Statement of Stockholders’ Equity, and (v) Notes to the Consolidated Financial Statements.

(*)	Indicates a management contract or compensatory plan or arrangement.

(**)	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-k shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus of other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.