Form 10-Q
period 2012-02-29
ARTS WAY MANUFACTURING CO INC
filed 2012-04-13
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 29, 2012
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

Number of common shares outstanding as of March 30, 2012: 4,029,852
RDGPreambleEnd

Art’s-Way Manufacturing Co., Inc.

PART I – FINANCIAL INFORMATION
RDGXBRLParseBegin
Item 1. Financial Statements
ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
Assets	February 29, 2012	November 30, 2011
Current assets:
Cash	$316,488	$118,924
Accounts receivable-customers, net of allowance for doubtful accounts of $17,508 and $49,583 in 2012 and 2011, respectively	3,099,127	2,030,369
Inventories, net	14,379,561	13,249,105
Deferred taxes	888,055	933,497
Cost and Profit in Excess of Billings	10,001	164,730
Income taxes receivable	28,097	-
Other current assets	381,081	198,930
Total current assets	19,102,410	16,695,555
Property, plant, and equipment, net	8,029,579	8,085,719
Assets held for lease, net	424,575	452,441
Assets held for sale, net	185,308	186,362
Covenant not to Compete, net	45,000	60,000
Goodwill	375,000	375,000
Total assets	$28,161,872	$25,855,077
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to bank	$1,142,000	$1,388,965
Current portion of term debt	722,276	712,962
Accounts payable	1,456,824	341,738
Customer deposits	2,165,840	338,484
Billings in Excess of Cost and Profit	266,733	74,052
Accrued expenses	1,098,957	1,363,276
Income taxes payable	-	350,996
Total current liabilities	6,852,630	4,570,473
Long-term liabilities
Deferred taxes	803,965	810,904
Term debt, excluding current portion	5,570,546	5,743,159
Total liabilities	13,227,141	11,124,536
Stockholders’ equity:
Common stock – $0.01 par value. Authorized 5,000,000 shares; issued and outstanding 4,028,852 and 4,025,852 shares in 2012 and 2011	40,289	40,259
Additional paid-in capital	2,471,895	2,461,233
Retained earnings	12,422,547	12,229,049
Total stockholders’ equity	14,934,731	14,730,541
Total liabilities and stockholders’ equity	$28,161,872	$25,855,077

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended
	February 29, 2012	February 28, 2011
Net sales	$6,312,216	$4,664,338
Cost of goods sold	4,835,995	4,188,503
Gross profit	1,476,221	475,835
Expenses:
Engineering	85,060	118,309
Selling	366,783	400,608
General and administrative	662,125	615,874
Total expenses	1,113,968	1,134,791
Income (loss) from operations	362,253	(658,956)
Other income (expense):
Interest expense	(93,040)	(96,202)
Other	19,865	26,069
Total other income (loss)	(73,175)	(70,133)
Income (loss) before income taxes	289,078	(729,089)
Current tax expense (benefit)	57,076	(314,512)
Deferred tax expense	38,504	70,000
Net income (loss)	$193,498	$(484,577)

Net income per share:
Basic net income (loss) per share	$0.05	$(0.12)
Diluted net income (loss) per share	$0.05	$(0.12)
Weighted average outstanding shares used to compute basic net income per share	4,028,193	4,010,068
Weighted average outstanding shares used to compute diluted net income per share	4,046,125	4,010,068

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Year To Date
	February 29, 2012	February 28, 2011
Cash flows from operations:
Net income (loss)	$193,498	$(484,577)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	10,692	-
Depreciation expense	190,661	181,420
Amortization expense	15,000	15,000
Deferred income taxes	38,504	70,000
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,068,758)	807,660
Inventories	(1,130,456)	(372,131)
Income taxes receivable	(28,097)	(360,645)
Other current assets	(182,151)	(156,488)
Increase (decrease) in:
Accounts payable	1,115,086	(414,043)
Contracts in progress, net	347,410	221,670
Customer deposits	1,827,356	3,312,061
Income taxes payable	(350,997)	(594,816)
Accrued expenses	(264,319)	(208,800)
Net cash provided by operating activities	713,429	2,016,311
Cash flows from investing activities:
Purchases of property, plant, and equipment	(105,601)	(284,869)
Net cash (used in) investing activities	(105,601)	(284,869)
Cash flows from financing activities:
Proceeds from line of credit borrowings	2,945,000	1,523,000
Repayment of line of credit borrowings	(3,191,965)	(3,292,000)
Payments of notes payable to bank	(163,299)	(148,158)
Proceeds from the exercise of stock options	-	38,951
Net cash (used in) provided by financing activities	(410,264)	(1,878,207)
Net increase (decrease) in cash	197,564	(146,765)
Cash at beginning of period	118,924	317,103
Cash at end of period	$316,488	$170,338

Supplemental disclosures of cash flow information:
Cash paid/(received) during the period for:
Interest	$94,317	$98,007
Income taxes	436,900	640,850

See accompanying notes to condensed consolidated financial statements.

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

We have organized our business into three operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies.  Art’s-Way Manufacturing Co., Inc. manufactures farm equipment under its own and private labels.  Art’s-Way Manufacturing Co., Inc. has two wholly-owned operating subsidiaries.  Art’s-Way Vessels, Inc. (“Art’s-Way Vessels”) manufactures pressure vessels and Art’s-Way Scientific, Inc. (“Art’s-Way Scientific”) manufactures modular buildings for various uses, commonly animal containment and research laboratories. For detailed financial information relating to segment reporting, see Note 12, “Segment Information.”

(2)           Summary of Significant Account Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2011.  The results of operations for the three months ended February 29, 2012 are not necessarily indicative of the results for the fiscal year ending November 30, 2012.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three months ended February 29, 2012. Actual results could differ from those estimates.

(3)           Net Income (Loss) Per Share of Common Stock

Basic net income per common share has been computed on the basis of the weighted average number of common shares outstanding.  Diluted net income per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.

Basic and diluted earnings per common share have been computed based on the following as of February 29, 2012 and February 28, 2011:

	For the three months ended
	February 29, 2012	February 28, 2011
Basic:
Numerator, net income	$193,498	$(484,577)
Denominator: Average number of common shares outstanding	4,028,193	4,010,068
Basic earnings per common share	$0.05	$(0.12)
Diluted:
Numerator, net income	$193,498	$(484,577)
Denominator: Average number of common shares outstanding	4,028,193	4,010,068
Effect of dilutive stock options	17,932	0
	4,046,125	4,010,068
Diluted earnings per common share	$0.05	$(0.12)

(4)           Inventory

Major classes of inventory are:

	February 29, 2012	November 30, 2011
Raw materials	$8,689,238	$7,623,095
Work in process	555,402	394,158
Finished goods	7,881,430	7,982,192
	$17,126,070	$15,999,445
Less: Reserves	(2,746,509)	(2,750,340
	$14,379,561	$13,249,105

(5)           Accrued Expenses

Major components of accrued expenses are:

	February 29, 2012	November 30, 2011
Salaries, wages, and commissions	$388,606	$672,407
Accrued warranty expense	184,137	201,630
Other	526,214	489,239
	$1,098,957	$1,363,276

(6)           Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement.  The average length of the warranty period is one year from the date of purchase.  The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer.  The Company records a liability for estimated costs that may be incurred under its warranties.  The costs are estimated based on historical experience and any specific warranty issues that have been identified.  Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts.  The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary.  The accrued warranty balance is included in accrued expenses as shown in note 5.

Changes in the Company’s product warranty liability for the three months ended February 29, 2012 and February 28, 2011 are as follows:

	For the three months ended
	February 29, 2012	February 28, 2011
Balance, beginning	$201,630	$180,549
Settlements made in cash or in-kind	(143,059)	(133,510)
Warranties issued	125,566	99,862
Balance, ending	$184,137	$146,901

(7)           Loan and Credit Agreements

The Company has a $6,000,000 revolving line of credit with West Bank (the “Line of Credit”) which is scheduled to mature on April 30, 2012.  The Line of Credit is renewable annually with advances funding the Company’s working capital and letter of credit needs.  We expect to renew the Line of Credit prior to the April 30, 2012 maturity date.  The interest rate is West Bank’s prime interest rate, adjusted daily, with a minimum rate of 4.00%.  As of February 29, 2012, the interest rate was the minimum of 4.0%. Monthly interest-only payments are required and the unpaid principal is due on the maturity date.  As of February 29, 2012 and November 30, 2011, the Company had borrowed $1,142,000 and $1,389,000, respectively, against the Line of Credit.  The available amounts remaining on the Line of Credit were $4,858,000 and $4,611,000 on February 29, 2012 and November 30, 2011, respectively.  The borrowing base limits advances from the Line of Credit to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and work-in-process inventory, plus 40% of Net Book Value of Fixed Assets as calculated at each month-end.  The Company’s obligations under the Line of Credit are evidenced by a Business Loan Agreement effective March 31, 2011 (the “Business Loan Agreement”), a change in Terms Agreement effective March 31, 2011 and certain other ancillary documents.

On June 7, 2007, the Company obtained a term loan from West Bank in the amount of $4,100,000.  The loan, which had an outstanding principal balance of $2,718,000 as of February 29, 2012, matures on May 1, 2013 and bears fixed interest at 5.75%.  Monthly principal and interest payments in the amount of $42,500 are required, with a final payment of principal and accrued interest in the amount of $2,302,000 due on May 1, 2013.

The Company obtained two additional loans from West Bank in 2007 for the purpose of financing the construction of the Company’s new facilities in Monona and Dubuque.  On October 9, 2007, the Company obtained a loan for $1,330,000, which has a maturity date of May 1, 2013 and bears interest at a fixed interest rate of 5.75%.  Monthly payments of $11,000 are required for principal and interest, with a final payment of accrued interest and principal in the amount of $1,006,000 due on May 1, 2013.  On February 29, 2012, the outstanding principal balance on this loan was $1,085,000.

On November 30, 2007, the Company obtained a $1,500,000 construction loan to finance construction of the Dubuque, Iowa facility, which has a maturity date of May 1, 2013 and bears interest at a fixed interest rate of 5.75%.  Payments of $12,550 are due monthly for principal and interest, with a final accrued interest and principal payment in the amount of $1,145,000 due on May 1, 2013.  On February 29, 2012, the outstanding principal balance on this loan was $1,234,000.

Each of the Company’s loans from West Bank is governed by the Business Loan Agreement, which requires the Company to comply with certain financial and reporting covenants. The Company must provide monthly internally prepared financial reports, year-end audited financial statements, annual compliance certificates, and notice upon certain events, such as a change in executive or management personnel.  The Company must maintain a minimum debt service coverage ratio of 1.5, a maximum debt to tangible net worth ratio of 1.25, and a minimum tangible net worth of $12,000,000, each as measured at the Company’s fiscal year-end. Further, the Company must obtain West Bank’s prior written consent for any investment in, acquisition of, or guaranty relating to another business or entity. The loans are secured by a first position security interest on the assets of the Company and its subsidiaries, including but not limited to, inventories, accounts receivable, machinery, equipment and real estate, in accordance with the Business Loan Agreement and Commercial Guaranties executed by the Company’s subsidiaries. The Company and its subsidiaries were also required to execute Agreements to Provide Insurance that set forth the insurance requirements for the collateral.

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

The Company was in compliance with all covenants under the Business Loan Agreement as measured on November 30, 2011.  As of February 29, 2012, the Company’s debt service coverage ratio was below the minimum required by the Business Loan Agreement.  The Company remains in compliance with the terms of the Business Loan Agreement, and was not required to obtain a waiver with respect to its debt service coverage ratio, because compliance with the financial covenants contained in the Business Loan Agreement are measured on an annual basis.  The next measurement date is November 30, 2012.

On June 1, 2009, Art’s-Way Scientific received funds from two $95,000 promissory notes in connection with an agreement signed August 7, 2007 between Art’s-Way Scientific and the Iowa Department of Economic Development.  The first $95,000 promissory note was a 0% interest loan requiring 60 monthly payments of $1,583, and an original maturity date of July 1, 2014.   The second $95,000 promissory note was a forgivable loan subject to certain contract obligations.  The obligations included maintaining Art’s-Way Scientific’s principal place of business in Iowa, complying with certain tax and insurance requirements, and creating 16 full-time positions and retaining 21 full-time positions in Iowa, which must be maintained for a two-year period.  During the fiscal year ended November 30, 2011, the Iowa Department of Economic Development was required to audit the job attainment of Art’s Way Scientific.  Art’s Way Scientific had obtained approximately 48% of the job retention and creation requirements and was required, during the fourth quarter of the fiscal year ending November 30, 2011, to restructure the original two promissory notes into three separate notes.  The first note is now a 6% interest-bearing note requiring a monthly payment of $2,437 that had a balance of $61,000 as of February 29, 2012 and has a maturity date of June 1, 2014.  The second note is an interest-free note requiring a monthly payment of $813 which had a balance of $22,000 as of February 29, 2012, with a final payment due June 1, 2014.  The third note is a forgivable loan subject to contract obligations which will be measured during April 2012.  The forgivable loan had a balance of $49,000 as of February 29, 2012.  Art’s-Way Manufacturing Co., Inc. has provided a guarantee in connection with these loans to Art’s-Way Scientific.

On May 1, 2010, the Company obtained a loan to finance the purchase of an additional facility located in West Union, Iowa to be used as a distribution center, warehouse facility, and manufacturing plant for certain products under the Art’s-Way brand. The funds for this loan were made available by the Iowa Finance Authority by the issuance of tax exempt bonds.  This loan had an original principal amount of $1,300,000 and bears fixed interest at 3.5%. The payments required on this loan began July 1, 2010 and will continue until June 1, 2020. The terms of the loan require monthly payments of $12,892 for principal and interest. As of February 29, 2012, the outstanding principal balance on this loan was $1,115,000.

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

On September 15, 2010, the company obtained a zero-interest loan from the West Union Community Development Corporation in the amount of $13,000.  Annual principal payments of $4,333.33 are due September 1 of 2011, 2012, and 2013. On February 29, 2012, the outstanding principal balance on this loan was $9,000.

A summary of the Company’s term debt is as follows:

	February 29, 2012	November 30, 2011
West Bank loan payable in monthly installments of $42,500 including interest at 5.75%, due May 1, 2013	$2,717,696	$2,804,403

West Bank loan payable in monthly installments of $11,000 including interest at 5.75%, due May 1, 2013	1,085,438	1,102,321
West Bank loan payable in monthly installments of $12,550 including interest at 5.75%, due May 1, 2013	1,234,184	1,253,508
Iowa Finance Authority loan payable in monthly installments of $12,892 including interest at 3.5%, due June 1, 2020	1,114,604	1,143,140
IDED loan payable in monthly installments of $2,437 including interest at 6%, due June 1, 2014	61,430	70,024
IDED loan payable in monthly installments of $813 including interest at 0%, due June 1, 2014	21,973	25,228

IDED loan payable in monthly installments of $0 including interest at 0%, due July 1, 2014	48,830	48,830

West Union Community Development Corporation loan payable in annual installments of $4,333 including interest at 0% due September 1, 2013	8,667	8,667

Total term debt	$6,292,822	$6,456,121
Less current portion of term debt	722,276	712,962
Term debt, excluding current portion	$5,570,546	$5,743,159

(8)           Recently Issued Accounting Pronouncements

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

Disclosure of Supplementary Pro Forma Information for Business Combinations

In December 2010, the FASB issued standards which state that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendments in this Update clarify the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s).  The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The Company has determined that there was no significant impact to the financial statements as a result of the adoption of these standards

Fair Value Measurement Update

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

(9)           Equity Incentive Plan and Stock Based Compensation

On January 27, 2011, the Board of Directors of the Company authorized and approved the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  The 2011 Plan was approved by the stockholders on April 28, 2011.  It replaced the Employee Stock Option Plan and the Directors’ Stock Option Plan (collectively, the “Prior Plans”), and no further stock options will be awarded under the Prior Plans.  Awards to directors and executive officers under the 2011 Plan will be governed by the forms of agreement approved by the Board of Directors.

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

(10)         Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.  At February 29, 2012, and November 30, 2011, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, and other current and long-term liabilities.  The carrying amounts approximate fair value because of the short maturity of these instruments.  The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

(11)         Related Party Transactions

The financial statements of Art’s-Way Manufacturing Inc. include a purchase by our Manufacturing division from Bauer Corporation for $1,100 during the quarter ending February 29, 2012.  The terms of this purchase were consistent with those of an arm’s length transaction.  Bauer Corporation is wholly-owned and operated by J. Ward McConnell Jr., the Chairman of the Board of Directors.

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

Approximate financial information with respect to the reportable segments is as follows.

Three Months Ended February 29, 2012
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$3,988,000	$330,000	$1,994,000	$6,312,000
Income (loss) from operations	136,000	(88,000)	314,000	362,000
Income (loss) before tax	137,000	(144,000)	296,000	289,000
Total Assets	20,633,000	2,773,000	4,756,000	28,162,000
Capital expenditures	77,000	14,000	15,000	106,000
Depreciation & Amortization	124,000	29,000	53,000	206,000

Three Months Ended February 28, 2011
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$3,656,000	$563,000	$445,000	$4,664,000
Income (loss) from operations	(250,000)	(204,000)	(205,000)	(659,000)
Income (loss) before tax	(244,000)	(260,000)	(225,000)	(729,000)
Total Assets	20,391,000	3,204,000	2,913,000	26,508,000
Capital expenditures	65,000	18,000	202,000	285,000
Depreciation & Amortization	141,000	26,000	29,000	196,000

(13)         Subsequent Event

Management evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.
RDGXBRLParseEnd
Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011.  Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  Many of these forward-looking statements are located in this report under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) the anticipated benefits of our efforts to improve our disclosure controls and procedures and remediate the material weakness in our internal control over financial reporting; (ii) our order backlog; (iii) our beliefs regarding the sufficiency of working capital and our continued ability to renew or obtain financing on reasonable terms when necessary; and (iv) the anticipated benefits of separating the positions of Chief Executive Officer and Chief Financial Officer.

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

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of February 29, 2012 have remained unchanged from November 30, 2011.  These policies include revenue recognition, inventory valuation, income taxes and stock-based compensation.  Disclosure of these critical accounting policies is incorporated by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for the three-month period ended February 29, 2012 were $6,312,000, compared to $4,664,000 during the same period in 2011, an increase of $1,648,000, or 35.3%. The agricultural products segment (“Manufacturing”) had a sales increase of $332,000 and the modular buildings segment (“Scientific”) had a sales increase of $1,549,000.  The pressurized vessels segment (“Vessels”) had a decrease of $233,000.

Consolidated gross profit margin for the first fiscal quarter of 2012 was 23.4% compared to 10.2% during the first fiscal quarter of 2011.  The increase in gross margin for the quarter was due to Manufacturing, Vessels, and Scientific gross margin improving from 16.3% to 26.3%, (18.8%) to (12.6%) and (2.9%) to 23.5%, respectively.  The impact of increases brought the consolidated gross margin up by approximately 13.2%.

Our first fiscal quarter sales at Manufacturing were $3,988,000, compared to $3,656,000 during the same period of 2011, an increase of $332,000, or 9.2%.  Gross margin for the quarter ended February 29, 2012 was 26.3% compared to 16.3% for the same period in 2011.  The increase in margin during the first fiscal quarter 2012 versus 2011 was due to the change in product mix sold for this time period.

Our first fiscal quarter sales at Vessels were $330,000, compared to $563,000 for the same period in 2011, a decrease of $233,000, or 41.4%.    We have experienced a reduction in sales due to economic conditions.  Our production levels were not sufficient to absorb our fixed overhead costs; consequently our Vessels segment continued to experience negative gross margins. Gross margin for the quarter ended February 29, 2012 was (12.6%), compared to (18.8%) for the same period in 2011.

Our first fiscal quarter sales in 2012 at Scientific were $1,994,000, compared to $445,000 for the same period in fiscal 2011, an increase of $1,549,000, or 348.4%.    The increase was primarily attributable to revenue from a $7 million contract executed in January 2012.  Scientific was hired to manufacture twenty-four modular units over the course of approximately one year. Gross margin for the quarter ended February 29, 2012 was 23.5% compared to (2.9%) for the same period in 2011.  The gross margin increase was primarily due to the $7 million contract.

Expenses

Our first fiscal quarter consolidated selling expenses were $367,000 compared to $401,000 for the same period in 2011.  The decrease was primarily due to reductions in trade show, advertising, and literature expenditures.  Selling expenses as a percentage of sales were 5.8% for the three-month period ended February 29, 2012, compared to 8.6% for the same period in 2011.

Consolidated engineering expenses were $85,000 for the three months ended February 29, 2012, compared to $118,000 for the same period in 2011.  Engineering expenses as a percentage of sales were 1.3% for the three-month period ended February 29, 2012, compared to 2.5% for the same period in 2011. We are actively working on filling two open positions in our Engineering department.

Consolidated administrative expenses for the three months ended February 29, 2012 were $662,000 compared to $616,000 for the same period in 2011.   Administrative expenses as a percentage of sales were 10.5% for the three-month period ended February 29, 2012, compared to 13.2% for the same period in 2011.

Net Income

Net Income was $193,000 for the first fiscal quarter of 2012, compared to a net loss of $485,000 for the first fiscal quarter of 2011.  The changes to net income were primarily attributable to an increase in consolidated sales for the three-month period ended February 29, 2012.

Order Backlog

The consolidated order backlog as of March 29, 2012 was $18,478,000 compared to $13,578,000 as of March 29, 2011.  Manufacturing’s order backlog was $11,921,000 as of March 29, 2012, compared to $12,337,000 in fiscal 2011.  The backlog for Vessels was $373,000 as of March 29, 2012, compared to $331,000 in fiscal 2011. The backlog for Scientific was $6,184,000 as of March 29, 2012, compared to $910,000 in fiscal 2011. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our primary source of funds in the first quarter was customer deposits for Manufacturing.  Those funds were primarily used to pay down our line of credit and finance working capital needs. We have a $6,000,000 revolving Line of Credit with West Bank, pursuant to which we had borrowed $1,142,000 and $1,389,000 as of February 29, 2012 and November 30, 2011, respectively.  The Line of Credit is renewable annually and is scheduled to mature on April 30, 2012.  We expect to renew the Line of Credit prior to the April 30, 2012 maturity date.  In addition, we have three term loans from West Bank, which had outstanding principal balances of approximately $2,718,000, $1,085,000 and $1,234,000 as of February 29, 2012, respectively.  We have also received funds pursuant to three promissory notes from the Iowa Department of Economic Development. These notes had outstanding principal balances of approximately $61,000, $22,000, and $49,000 as of February 29, 2012, respectively.  In May 2010, the Iowa Finance Authority extended us a loan to finance the purchase of a facility. As of February 29, 2012, the outstanding principal balance on this loan was approximately $1,115,000.  In September 2010, we obtained an interest-free $13,000 loan from the West Union Community Development Corporation, which requires annual principal payments of $4,333 on September 1 of 2011, 2012, and 2013.  On February 29, 2012, the outstanding principal balance on this loan was $9,000.

Our loans require us to comply with various covenants, including maintaining certain financial ratios. We were in compliance with all financial ratio covenants as of November 30, 2011, our last measurement date.

For additional information about our financing activities, please refer to note 8 to the audited consolidated financial statements and the discussion entitled “Liquidity and Capital Resources,” each contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011, as well as note 7 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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

Off Balance Sheet Arrangements

None.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The persons serving as our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e), as of the end of the period subject to this Report. Based on this evaluation, the persons serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified by the Securities and Exchange Commission’s rules and forms.

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

Effective January 26, 2012, Jason Feucht was promoted to Chief Financial Officer.  In connection with Mr. Feucht’s appointment, Carrie Majeski, the President and Chief Executive Officer, will no longer server as the Principal Financial Officer.  By separating the roles of Chief Executive Officer and Chief Financial Officer, we believe that we will enhance the effectiveness and the supervision of our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

We are currently not a party to any material pending legal proceedings.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

See “Exhibit Index” on page 18 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date: April 13, 2012	By:	/s/ Carrie L. Majeski
Carrie L. Majeski
President and Chief Executive Officer

Date: April 13, 2012	By:	/s/ Jason D. Feucht
Jason D. Feucht
Chief Financial Officer

Art’s-Way Manufacturing Co., Inc.
Exhibit Index
Form 10-Q for the Quarterly Period Ending February 29, 2012

Exhibit No.	Description
10.1
Employment Agreement, by and between the Company and Carrie L. Majeski, dated December 20, 2011 - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 20, 2011.

10.2	Amendment to Employment Agreement, by and between the Company and Carrie L. Majeski, dated January 26, 2012 – filed herewith
31.1	Certificate of Chief Executive Officer pursuant to 17 CFR 13a-14(a) – filed herewith
31.2	Certificate of Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 – filed herewith
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 – filed herewith
101*
The following materials from this report, formatted in XBRL (Extensible Business Reporting Language) are filed herewith: (i) condensed consolidated balance sheets, (ii) condensed consolidated statement of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements.

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