Form 10-K/A
period 2011-11-30
ARTS WAY MANUFACTURING CO INC
filed 2012-04-16
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2012 Annual Meeting of Stockholders to be filed within 120 days of November 30, 2011, are incorporated by reference into Part III of the Form 10-K to which this Amendment No. 1 relates.

Transitional Small Business Disclosure Format (Check one):       ☐  Yes    ☒    No

EXPLANATORY NOTE

Art’s-Way Manufacturing Co., Inc. (the “Company) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended November 30, 2011, which was originally filed with the Securities and Exchange Commission (the “Commission”) on February 24, 2012 (the “Original Filing”), for the purpose of including Exhibit 23.1 to the Original Filing (the “Exhibit”), which was inadvertently omitted.

Additionally, this Amendment serves to strike Exhibit 10.14 from the exhibit list to the original filing.  Exhibit 10.14 is now attached as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2012.

Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak of the dates described in the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates.  Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Commission subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in this Amendment.

Art’s-Way Manufacturing Co., Inc.
Index to Annual Report on Form 10-K/A
Amendment No. 1

Page

Item 15.	Exhibits, Financial Statement Schedules	3

PART IV

Item 15.                  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this report.

       Exhibits. See “Exhibit Index to Form 10-K/A” immediately following the signature page of this Form 10-K/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date:	April 16, 2012	/s/ Carrie L. Majeski
Carrie L. Majeski
President and Chief Executive Officer

Date: April 16, 2012		/s/ Jason D. Feucht
Jason D. Feucht
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2012	/s/ Carrie L. Majeski
Carrie L. Majeski President and Chief Executive Officer

Date: April 16, 2012	/s/ Jason D. Feucht
Jason D. Feucht, Chief Financial Officer

Date: April 16, 2012	*
J. Ward McConnell, Jr., Chairman, Director

Date: April 16, 2012	*
David R. Castle, Director

Date: April 16, 2012	*
Fred W. Krahmer, Director

Date: April 16, 2012	*
James E. Lynch, Director

Date: April 16, 2012	*
Douglas R. McClellan, Director

Date: April 16, 2012	*
Marc H. McConnell, Vice Chairman, Director

Date: April 16, 2012	*
Thomas E. Buffamante, Director

Date: April 16, 2012	* /s/ Carrie L. Majeski
Carrie L. Majeski, as attorney-in-fact

Exhibit Index
Art’s-Way Manufacturing Co., Inc.
Form 10-K/A
Amendment No. 1
For Fiscal Year Ended November 30, 2011

Exhibit No.	Description
23.1	Consent of Independent Registered Public Accounting Firm – filed herewith
31.1	Certificate pursuant to 17 CFR 240 13(a)-14(a) – filed herewith
31.2	Certificate pursuant to 17 CFR 240 13(a)-14(a) – filed herewith