Form 10-Q/A
period 2012-02-29
ARTS WAY MANUFACTURING CO INC
filed 2012-07-16
CIK 7623

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

EXPLANATORY NOTE

Art’s-Way Manufacturing Co., Inc. (the “Company) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended February 29, 2012, which was originally filed with the Securities and Exchange Commission (the “Commission”) on April 13, 2012 (the “Original Filing”), solely for the purpose of amending Part II, Item 5 of the Original Filing.

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

Art’s-Way Manufacturing Co., Inc.
Index to Quarterly Report on Form 10-Q/A
Amendment No. 1

Page

Item 5. Other Information	3

Item 6. Exhibits	3

PART II—OTHER INFORMATION

Item 5.                      Other Information.

On December 9, 2011, the Board of Directors of the Company, upon a recommendation by the Compensation Committee, approved compensation arrangements for fiscal 2012, which were retroactively effective to December 1, 2011. The arrangements approved by the Board of Directors included annual retainers of $250,000 and $80,000 for the Company’s Chairman of the Board and Vice Chairman of the Board, respectively, as described in the Company’s proxy statement filed with the Securities and Exchange Commission on Schedule 14A on March 26, 2012.

In addition, an incentive compensation pool was approved for the Company’s Chairman of the Board, Vice Chairman of the Board, Chief Executive Officer and Chief Financial Officer, as well as certain other key employees. Under the approved incentive arrangements, the foregoing individuals will be eligible for maximum cash incentives as follows: Chairman of the Board, $187,500; Vice Chairman of the Board, $48,000; Chief Executive Officer, $87,000; and Chief Financial Officer, $41,000. Each individual has the potential to earn specified levels of incentive compensation, up to the established maximum amounts, upon achievement of growth objectives related to earnings per share, operating income before taxes in the Pressurized Vessels segment, capital investments in the Company’s core business segments, and execution of strategic initiatives. These objectives, and the target incentive compensation thresholds and gradations, are based on an analysis of market data conducted by the Compensation Committee, along with consideration of the Company’s circumstances and opportunities. They reflect the belief of the Board of Directors and Compensation Committee that defined annual incentives should be closely aligned with financial performance and opportunities for long-term growth.

Item 6.                      Exhibits.

See “Exhibits” on page 5 of this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date:	July 16, 2012	/s/ Carrie L. Majeski
Carrie L. Majeski
President and Chief Executive Officer

Date: July 16, 2012		/s/ Jason D. Feucht
Jason D. Feucht
Chief Financial Officer

Exhibit Index
Art’s-Way Manufacturing Co., Inc.
Form 10-Q/A
Amendment No. 1
For Fiscal Quarter Ended February 29, 2012

Exhibit No.	Description
31.1	Certificate pursuant to 17 CFR 240 13(a)-14(a) – filed herewith
31.2	Certificate pursuant to 17 CFR 240 13(a)-14(a) – filed herewith