Form 10-Q
period 2012-05-31
ARTS WAY MANUFACTURING CO INC
filed 2012-07-16
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[x]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2012
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

Number of common shares outstanding as of June 29, 2012: 4,035,852

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
Assets	May 31, 2012	November 30, 2011
Current assets:
Cash	$290,664	$118,924
Accounts receivable-customers, net of allowance for doubtful accounts of $52,627 and $49,583 in 2012 and 2011, respectively	7,427,664	2,030,369
Inventories, net	14,711,561	13,249,105
Deferred taxes	992,760	933,497
Cost and Profit in Excess of Billings	210,836	164,730
Other current assets	323,239	198,930
Total current assets	23,956,724	16,695,555
Property, plant, and equipment, net	9,433,164	8,085,719
Assets held for lease, net	396,710	452,441
Assets held for sale, net	184,254	186,362
Covenant not to Compete, net	30,000	60,000
Goodwill and other Intangibles	1,074,900	375,000
Total assets	$35,075,752	$25,855,077
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to bank	$2,086,000	$1,388,965
Current portion of term debt	1,141,686	712,962
Accounts payable	1,695,904	341,738
Customer deposits	1,479,758	338,484
Billings in Excess of Cost and Profit	1,732,913	74,052
Accrued expenses	1,783,904	1,363,276
Income taxes payable	423,038	350,996
Total current liabilities	10,343,203	4,570,473
Long-term liabilities
Deferred taxes	927,119	810,904
Long Term debt, excluding current portion	7,866,231	5,743,159
Total liabilities	19,136,553	11,124,536
Stockholders’ equity:
Common stock – $0.01 par value. Authorized 10,000,000 and 5,000,000 shares in 2012 and 2011; issued and outstanding 4,035,852 and 4,025,852 shares in 2012 and 2011	40,359	40,259
Additional paid-in capital	2,540,312	2,461,233
Retained earnings	13,358,528	12,229,049
Total stockholders’ equity	15,939,199	14,730,541
Total liabilities and stockholders’ equity	$35,075,752	$25,855,077

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Year-to-Date
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Net sales	$11,685,169	$7,845,150	$17,997,383	$12,509,488
Cost of goods sold	8,527,545	5,889,162	13,363,538	10,077,665
Gross profit	3,157,624	1,955,988	4,633,845	2,431,823
Expenses:
Engineering	73,351	120,333	158,411	238,642
Selling	424,528	472,404	791,312	873,012
General and administrative	1,165,979	815,076	1,828,101	1,430,950
Total expenses	1,663,858	1,407,813	2,777,824	2,542,604
Income (loss) from operations	1,493,766	548,175	1,856,021	(110,781)
Other income (expense):
Interest expense	(109,026)	(105,506)	(202,069)	(201,708)
Other	19,738	5,235	39,604	31,304
Total other income (loss)	(89,288)	(100,271)	(162,465)	(170,404)
Income (loss) before income taxes	1,404,478	447,904	1,693,556	(281,185)
Current tax expense (benefit)	468,497	157,155	564,077	(87,357)
Net income (loss)	$935,981	$290,749	$1,129,479	$(193,828)

Net income per share:
Basic net income (loss) per share	$0.23	$0.07	$0.28	$(0.05)
Diluted net income (loss) per share	$0.23	$0.07	$0.28	$(0.05)
Weighted average outstanding shares used to compute basic net income per share	4,031,439	4,017,852	4,029,825	4,014,102
Weighted average outstanding shares used to compute diluted net income per share	4,047,787	4,047,678	4,047,346	4,014,102

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Year To Date
	May 31, 2012	May 31, 2011
Cash flows from operations:
Net income (loss)	$1,129,479	$(193,828)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	34,518	52,473
Depreciation expense	377,578	372,291
Amortization expense	30,000	30,000
Deferred income taxes	56,952	138,000
Changes in assets and liabilities net of Universal Harvester acquisition:
(Increase) decrease in:
Accounts receivable	(5,397,295)	(578,145)
Inventories	(559,868)	(770,053)
Income taxes receivable	-	(270,388)
Other current assets	(124,309)	(153,380)
Increase (decrease) in:
Accounts payable	1,354,166	(49,395)
Contracts in progress, net	1,612,755	416,226
Customer deposits	1,141,274	1,636,490
Income taxes payable	72,042	(594,816)
Accrued expenses	393,201	(167,174)
Net cash provided by (used in) operating activities	120,493	(131,699)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(203,129)	(434,065)
Net change in asset held for lease	-	(229,095)
Purchase of assets of Universal Harvester	(3,003,565)	-
Net cash (used in) investing activities	(3,206,694)	(663,160)
Cash flows from financing activities:
Net change in line of credit
Proceeds from line of credit borrowings	9,271,000	6,510,386
Repayment of line of credit borrowings	(8,573,965)	(5,656,000)
Payments of notes payable to bank	(328,204)	(300,432)
Proceeds from term debt	2,880,000	-
Proceeds from the exercise of stock options	9,110	38,950
Net cash (used in) provided by financing activities	3,257,941	592,904
Net increase (decrease) in cash	171,740	(201,955)
Cash at beginning of period	118,924	317,103
Cash at end of period	$290,664	$115,148

Supplemental disclosures of cash flow information:
Cash paid/(received) during the period for:
Interest	$198,718	$201,848
Income taxes	436,900	640,850

Universal Harvester acquisition:
Inventories	$902,589	$-
Equipment, tools and dies	364,053	-
Goodwill and intangible assets	699,900	-
Land and Building	1,072,573	-
Non-Cash Activity: Stock issued for purchase of assets	(35,550)
Cash paid	3,003,565	-

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Description of the Company

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

We have organized our business into three operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies.  Our agricultural products segment manufactures farm equipment under the Art’s-Way Manufacturing label and private labels.  Our pressurized vessels segment ("Art's-Way Vessels") manufactures pressurized vessels and our modular buildings segment ("Art's-Way Scientific") manufactures modular buildings for various uses, commonly animal containment and research laboratories. For detailed financial information relating to segment reporting, see Note 13, “Segment Information.”

On May 10, 2012, the Company acquired the assets of Universal Harvester Co., Inc. consisting of inventory, equipment, land, building, goodwill, and intangible assets.  Universal Harvester Co., Inc. manufactured pickup reels for combines and swathers.  The existing Universal Harvester Co., Inc. operational team was hired on May 11, 2012 to continue the manufacturing of pickup reels.  The acquired assets and operations are reported with our agricultural products segment.  For detailed financial information related to the acquisition, see Note 10, “Acquisitions.”

(2)	Summary of Significant Account Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2011.  The results of operations for the three and six months ended May 31, 2012 are not necessarily indicative of the results for the fiscal year ending November 30, 2012.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three and six months ended May 31, 2012. Actual results could differ from those estimates.

(3)	Net Income (Loss) Per Share of Common Stock

Basic net income per common share has been computed on the basis of the weighted average number of common shares outstanding.  Diluted net income per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.

Basic and diluted earnings per common share have been computed based on the following as of May 31, 2012 and May 31, 2011:

	For the three months ended
	May 31, 2012	May 31, 2011
Basic:
Numerator, net income	935,981	290,749
Denominator: Average number of common shares Outstanding	4,031,439	4,017,852
Basic earnings per common share	0.23	0.07

Diluted:
Numerator, net income	935,981	290,749
Average number of common shares Outstanding	4,031,439	4,017,852
Effect of dilutive stock options	16,348	29,826
Denominator: Dilutive Average number of common shares Outstanding	4,047,787	4,047,678
Diluted earnings per common share	0.23	0.07

	For the six months ended
	May 31, 2012	May 31, 2011
Basic:
Numerator, net income	1,129,479	(193,828)
Denominator: Average number of common shares Outstanding	4,029,825	4,014,102
Basic earnings per common share	0.28	(0.05)

Diluted:
Numerator, net income	1,129,479	(193,828)
Average number of common shares Outstanding	4,029,825	4,014,102
Effect of dilutive stock options	17,521	0
Denominator: Dilutive Average number of common shares Outstanding	4,047,346	4,014,102
Diluted earnings per common share	0.28	(0.05)

(4)	Inventory

Major classes of inventory are:

	May 31, 2012	November 30, 2011
Raw materials	$10,042,113	$7,623,095
Work in process	299,324	394,158
Finished goods	7,148,475	7,982,192
	$17,489,912	$15,999,445
Less: Reserves	(2,778,351)	(2,750,340)
	$14,711,561	$13,249,105

(5)	Accrued Expenses

Major components of accrued expenses are:

	May 31, 2012	November 30, 2011
Salaries, wages, and commissions	$924,562	$672,407
Accrued warranty expense	277,965	201,630
Other	581,377	489,239
	$1,783,904	$1,363,276

(6)	Product Warranty

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

Changes in the Company’s product warranty liability for the three and six months ended May 31, 2012 and May 31, 2011 are as follows:

	For the three months ended
	May 31, 2012	May 31, 2011
Balance, beginning	$184,137	$146,901
Settlements made in cash or in-kind	(33,695)	(58,655)
Warranties issued	127,523	111,149
Balance, ending	$277,965	$199,395

	For the six months ended
	May 31, 2012	May 31, 2011
Balance, beginning	$201,630	$180,549
Settlements made in cash or in-kind	(176,719)	(192,164)
Warranties issued	253,054	211,010
Balance, ending	$277,965	$199,395

(7)	Loan and Credit Agreements

The Company has a $6,000,000 revolving line of credit with West Bank (the “Line of Credit”) which was scheduled to mature on April 30, 2012.  Effective April 26, 2012, the Company renewed the Line of Credit and extended the maturity date to April 30, 2013.  The Line of Credit is renewable annually with advances funding the Company’s working capital and letter of credit needs.  The interest rate is West Bank’s prime interest rate, adjusted daily, with a minimum rate of 4.00%.  As of May 31, 2012, the interest rate was the minimum of 4.0%. Monthly interest-only payments are required and the unpaid principal is due on the maturity date.  As of May 31, 2012 and November 30, 2011, the Company had borrowed $2,086,000 and $1,389,000, respectively, against the Line of Credit.  The available amounts remaining on the Line of Credit were $3,914,000 and $4,611,000 on May 31, 2012 and November 30, 2011, respectively.  The borrowing base limits advances from the Line of Credit to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and work-in-process inventory, plus 40% of Net Book Value of Fixed Assets as calculated at each month-end.  The Company’s obligations under the Line of Credit are evidenced by a Business Loan Agreement effective April 26, 2012 (the “Business Loan Agreement”), a Promissory Note dated April 26, 2012 and certain other ancillary documents.

On June 7, 2007, the Company obtained a term loan from West Bank in the amount of $4,100,000.  On April 26, 2012, the Company refinanced the existing long-term debt in the amount of $2,659,000.  The loan, which had an outstanding principal balance of $2,628,000 as of May 31, 2012, matures on April 1, 2017 and bears fixed interest at 4.750%.  Monthly principal and interest payments in the amount of $42,500 are required, with a final payment of principal and accrued interest in the amount of $536,000 due on April 1, 2017.

The Company obtained two additional loans from West Bank in 2007 for the purpose of financing the construction of the Company’s new facilities in Monona and Dubuque.  On October 9, 2007, the Company obtained a loan for $1,330,000.  On April 26, 2012, the Company refinanced the existing long-term debt in the amount of $1,074,000.  The loan, which had an outstanding principal balance of $1,068,000 as of May 31, 2012, matures on April 1, 2017 and bears interest at a fixed interest rate of 4.750%.  Monthly payments of $11,000 are required for principal and interest, with a final payment of accrued interest and principal in the amount of $628,000 due on April 1, 2017.

 On November 30, 2007, the Company obtained a $1,500,000 construction loan to finance construction of the Dubuque, Iowa facility.  On April 26, 2012, the Company refinanced the existing long-term debt in the amount of $1,221,000.  The loan, which had an outstanding principal balance of $1,214,000 as of May 31, 2012, matures on April 1, 2017 and bears interest at a fixed interest rate of 4.750%.  Payments of $12,550 are due monthly for principal and interest, with a final accrued interest and principal payment in the amount of $711,000 due on April 1, 2017.

On May 1, 2012, the Company obtained $2,000,000 in new long-term debt from West Bank issued to acquire the inventory, equipment, and intangible assets of Universal Harvester Company Co., Inc. located in Ames, Iowa.  This loan had an original principal amount of $2,000,000 and bears fixed interest at 4.50%. The payments required on this loan will begin June 1, 2012 and will continue until May 1, 2017. The terms of the loan require monthly payments of $27,800 for principal and interest, with a final payment of principal and accrued interest in the amount of $666,000 due May 1, 2017. As of May 31, 2012, the outstanding principal balance on this loan was $2,000,000.

Each of the Company’s loans from West Bank is governed by the Business Loan Agreement, which requires the Company to comply with certain financial and reporting covenants. The Company must provide monthly internally prepared financial reports, year-end audited financial statements, annual compliance certificates, and notice upon certain events, such as a change in executive or management personnel.  The Company must maintain a minimum debt service coverage ratio of 1.5, a maximum debt to tangible net worth ratio of 1.25, and a minimum tangible net worth of $12,000,000, each as measured at the Company’s fiscal year-end. Further, the Company must obtain West Bank’s prior written consent for any investment in, acquisition of, or guaranty relating to another business or entity. The loans are secured by a first position security interest on the assets of the Company and its subsidiaries, including but not limited to, inventories, accounts receivable, machinery, equipment and real estate, in accordance with the Business Loan Agreement, Real Estate Mortgages, Commercial Security Agreements,and Commercial Guaranties previously executed by the Company’s subsidiaries. The Company and its subsidiaries were also required to execute Agreements to Provide Insurance that set forth the insurance requirements for the collateral.

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

The Company was in compliance with all covenants under the Business Loan Agreement as measured on November 30, 2011.  As of May 31, 2012, the Company’s debt service coverage ratio was below the minimum required by the Business Loan Agreement.  The Company remains in compliance with the terms of the Business Loan Agreement, and was not required to obtain a waiver with respect to its debt service coverage ratio, because compliance with the financial covenants contained in the Business Loan Agreement are measured on an annual basis.  The next measurement date is November 30, 2012.

On June 1, 2009, Art’s-Way Scientific received funds from two $95,000 promissory notes in connection with an agreement signed August 7, 2007 between Art’s-Way Scientific and the Iowa Department of Economic Development.  The first $95,000 promissory note was a 0% interest loan requiring 60 monthly payments of $1,583, and an original maturity date of July 1, 2014.   The second $95,000 promissory note was a forgivable loan subject to certain contract obligations.  The obligations included maintaining Art’s-Way Scientific’s principal place of business in Iowa, complying with certain tax and insurance requirements, and creating 16 full-time positions and retaining 21 full-time positions in Iowa, which must be maintained for a two-year period.  During the fiscal year ended November 30, 2011, the Iowa Department of Economic Development was required to audit the job attainment of Art’s Way Scientific.  Art’s Way Scientific had obtained approximately 48% of the job retention and creation requirements and was required, during the fourth quarter of the fiscal year ending November 30, 2011, to restructure the original two promissory notes into three separate notes.  The first note is now a 6% interest-bearing note requiring a monthly payment of $2,437 that had a balance of $55,000 as of May 31, 2012 and has a maturity date of June 1, 2014.  The second note is an interest-free note requiring a monthly payment of $813 which had a balance of $20,000 as of May 31, 2012, with a final payment due June 1, 2014.  The third note is a forgivable loan subject to contract obligations which were measured during April 2012. As of April 30, 2012, we were in compliance with all contract obligations.  The forgivable loan had a balance of $49,000 as of May 31, 2012.  Art’s-Way Manufacturing Co., Inc. has provided a guarantee in connection with these loans to Art’s-Way Scientific.

On May 1, 2010, the Company obtained a loan to finance the purchase of an additional facility located in West Union, Iowa to be used as a distribution center, warehouse facility, and manufacturing plant for certain products under the Art’s-Way brand. The funds for this loan were made available by the Iowa Finance Authority by the issuance of tax exempt bonds.  This loan had an original principal amount of $1,300,000 and bears fixed interest at 3.5%. The payments required on this loan began July 1, 2010 and will continue until June 1, 2020. The terms of the loan require monthly payments of $12,900 for principal and interest. As of May 31, 2012, the outstanding principal balance on this loan was $1,086,000.

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

The Company was in compliance with all covenants under the IFA Loan Agreement as measured on November 30, 2011.  As of May 31, 2012, the Company’s debt service coverage ratio was below the minimum required by the IFA Loan Agreement.  The Company remains in compliance with the terms of the IFA Loan Agreement, and was not required to obtain a waiver with respect to its debt service coverage ratio, because compliance with the financial covenants contained in the IFA Loan Agreement are measured on an annual basis.  The next measurement date is November 30, 2012.

On September 15, 2010, the company obtained a zero-interest loan from the West Union Community Development Corporation in the amount of $13,000.  Annual principal payments of $4,333.33 are due September 1 of 2011, 2012, and 2013. On May 31, 2012, the outstanding principal balance on this loan was $9,000.

On May 10, 2012, the Company obtained $880,000 in new long-term debt from U.S. Bank issued to acquire the building and property of Universal Harvester Co., Inc. located in Ames, Iowa.  The US Bank Loan had an original principal amount of $880,000 and bears fixed interest at 3.150%. The payments required on this loan began on June 10, 2012 in the amount of $11,700 and continue on the same date of each consecutive month thereafter, until the maturity date May 10, 2017, with a final payment of principal and accrued interest in the amount of $283,500 due May 10, 2017. As of May 31, 2012, the outstanding principal balance on this loan was $880,000.  This loan is secured by a mortgage on the building and property acquired from Universal Harvester Co., Inc. in Ames, Iowa, pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 10, 2012.

If the Company fails to make a required payment or perform or observe any agreement or covenant under the U.S. Bank Loan, commits and fails to cure a default under the terms of any of our other loan obligations in excess of $10,000, becomes subject to bankruptcy, insolvency proceedings, or a judgment in an amount exceeding $10,000, if there is a determination that any of the representations made in the U.S. Bank Loan or ancillary documents are untrue or materially misleading or if there is a material adverse change in our business, we will be deemed to be in default under the U.S. Bank Loan.  If we do not cure the default within the applicable cure period, the lender may cause the entire amount of the loan to be immediately due and payable or may increase the interest rate to a rate of 5.00% per annum, plus the interest rate otherwise payable under the U.S. Bank Loan.

A summary of the Company’s term debt is as follows:

	May 31, 2012	November 30, 2011

West Bank loan payable in monthly installments of $42,500 including interest at 4.750%, due April 1, 2017	$2,628,467	$2,804,403

West Bank loan payable in monthly installments of $11,000 including interest at 4.750%, due April 1, 2017	1,067,808	1,102,321

West Bank loan payable in monthly installments of $12,550 including interest at 4.750%, due April 1, 2017	1,214,011	1,253,508

West Bank loan payable in monthly installments of $27,800 including interest at 4.50%, due May 1, 2017	2,000,000	0.00

U.S. Bank loan payable in monthly installments of $11,700 including interest at 3.15%, due May 10, 2017	880,000	0.00

Iowa Finance Authority loan payable in monthly installments of $12,892 including interest at 3.5%, due June 1, 2020	1,085,596	1,143,140

IDED loan payable in monthly installments of $2,437 including interest at 6%, due June 1, 2014	55,006	70,024

IDED loan payable in monthly installments of $813 including interest at 0%, due June 1, 2014	19,532	25,229

IDED loan payable in monthly installments of $0 including interest at 0%, due July 1, 2014	48,830	48,830

West Union Community Development Corporation loan payable in annual installments of $4,333 including interest at 0%, due September 1, 2013	8,667	8,667

Total term debt	$9,007,917	$6,456,122
Less current portion of term debt	1,141,686	712,962
Term debt, excluding current portion	$7,866,231	$5,743,160

(8)	Recently Issued Accounting Pronouncements

Fair Value Measurement Update

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” that amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements. The amendments in this update achieve the objective of developing common fair value measurement and disclosure requirements, as well as improving consistency and understandability. Some of the requirements clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted.  The Company has not completed the adoption of this standard and the Company does not expect this standard to have a material impact on our consolidated financial statements.

Comprehensive Income

In June 2011, the FASB issued ASU NO. 2011-05, “Presentation of Comprehensive Income” that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statements of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted.  The Company has not completed the adoption of this standard and the Company does not expect this standard to have a material impact on our consolidated financial statements.

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

In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to confirm whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities must apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company has not completed the adoption of this standard and the Company does not expect this standard to have a material impact on our consolidated financial statements.

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

(10)	Acquisitions

On May 10, 2012, the Company acquired the assets of Universal Harvester Co., Inc. consisting of inventory, equipment, land, building, goodwill and intangible assets.  The acquisition-date fair value of the total consideration transferred was approximately $3,066,000 consisting of $3,030,450 of current and future cash to be paid and $35,550 of common stock.  Under the terms of the purchase agreement, cash in the amount $3,003,565 was paid on May 11, 2012 and $27,427 of cash will be paid on real estate taxes accrued but due on the land and building in future periods.  The Company issued 5,000 shares of Common stock valued at $35,550 based on the closing market price as of May 10, 2012.

The operating results of the acquired business are reflected in the Company’s consolidated statement of operations from the acquisition date forward.  The acquisition was made to continue the Company’s growth strategy and diversify its product offerings inside the agricultural industry. The purchase price was determined based on an arms-length negotiated value. The transaction is being accounted for under the acquisition method of accounting, with the purchase price allocated to the individual assets acquired.  The purchase price allocation is preliminary and is subject to change once a final valuation is complete.

The consideration has been allocated as follows:

Inventories	$902,589
Equipment, tools and dies	364,053
Goodwill and intangible assets	699,900
Land and Building	1,100,000
Total	3,066,542

The unaudited pro forma information for the periods set forth below gives effect to the acquisition as if it had occurred at the beginning of fiscal year starting December 1, 2011.  The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time or that may result in the future:

	Three Months Ended May 31, 2012	Three Months Ended May 31, 2011	Six Months Ended May 31, 2012	Six Months Ended May 31, 2011
Net Sales from continuing operations:
As Reported	$11,685,169	$7,845,150	$17,997,383	$12,509,488
Pro Forma	$13,034,629	$9,136,598	$20,251,475	$14,547,079

Net Income and Net Income from continuing operations:
As Reported	$935,981	$290,749	$1,129,479	$(193,828)
Pro Forma	$997,725	$349,047	$1,220,574	$(114,548)

Basic net income per share from continuing operations:
As Reported	$0.23	$0.07	$0.28	$(0.05)
Pro Forma	$0.25	$0.09	$0.30	$(0.03)

Diluted net income per share from continuing operations:
As Reported	$0.23	$0.07	$0.28	$(0.05)
Pro Forma	$0.25	$0.09	$0.30	$(0.03)

Basic	4,031,439	4,017,852	4,029,825	4,014,102
Diluted	4,047,787	4,047,678	4,047,346	4,014,102

(11)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.  At May 31, 2012, and November 30, 2011, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, and other current and long-term liabilities.  The carrying amounts approximate fair value because of the short maturity of these instruments.  The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

(12)	Related Party Transactions

The financial statements of Art’s-Way Manufacturing Inc. include a purchase by our Manufacturing division from Bauer Corporation for $1,100 and $1,400 during the six-months  ended May 31, 2012 and 2011, respectively.  The terms of this purchase were consistent with those of an arm’s length transaction.  Bauer Corporation is wholly-owned and operated by J. Ward McConnell Jr., the Chairman of the Board of Directors.

The financial statements of Art’s-Way Manufacturing, Inc. include a sale by our Vessels division to Adamson Global Technology for $17,000 during the six-months ended May 31, 2011. The terms of this sale were consistent with those of an arm’s length transaction. Adamson Global Technology is wholly-owned and operated by J. Ward McConnell, Jr., the Chairman of the Board of Directors.

(13)	Segment Information

There are three reportable segments: agricultural products, pressurized vessels and modular buildings.  The agricultural products segment fabricates and sells farming products as well as replacement parts for these products in the United States and worldwide.  The pressurized vessel segment produces pressurized tanks.  The modular building segment manufactures and installs modular buildings for animal containment and various laboratory uses.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies.  Management evaluates the performance of each segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses.

Approximate financial information with respect to the reportable segments is as follows.

Three Months Ended May 31, 2012
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$8,006,000	$617,000	$3,062,000	$11,685,000
Income (loss) from operations	1,038,000	(30,000)	485,000	1,493,000
Income (loss) before tax	1,024,000	(87,000)	468,000	1,405,000
Total Assets	25,014,000	2,791,000	7,310,000	35,115,000
Capital expenditures	1,563,000	(9,000)	7,000	1,561,000
Depreciation & Amortization	121,000	29,000	53,000	203,000

Three Months Ended May 31, 2011
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$6,664,000	$402,000	$779,000	$7,845,000
Income (loss) from operations	722,000	(117,000)	(57,000)	548,000
Income (loss) before tax	697,000	(175,000)	(74,000)	448,000
Total Assets	21,514,000	3,277,000	3,580,000	28,371,000
Capital expenditures	197,000	70,000	127,000	394,000
Depreciation & Amortization	127,000	26,000	69,000	222,000

Six Months Ended May 31, 2012
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$11,994,000	$946,000	$5,057,000	$17,997,000
Income (loss) from operations	1,174,000	(118,000)	800,000	1,856,000
Income (loss) before tax	1,161,000	(231,000)	763,000	1,693,000
Total Assets	25,014,000	2,791,000	7,310,000	35,115,000
Capital expenditures	1,640,000	5,000	22,000	1,667,000
Depreciation & Amortization	245,000	57,000	106,000	408,000

Six Months Ended May 31, 2011
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$10,321,000	$965,000	$1,224,000	$12,510,000
Income (loss) from operations	472,000	(320,000)	(262,000)	(110,000)
Income (loss) before tax	453,000	(435,000)	(299,000)	(281,000)
Total Assets	21,514,000	3,277,000	3,580,000	28,371,000
Capital expenditures	266,000	87,000	310,000	663,000
Depreciation & Amortization	252,000	52,000	98,000	402,000

(14)	Subsequent Event

Management evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011.  Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  Many of these forward-looking statements are located in this report under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) expected total revenue from the January and April 2012 contracts procured by Scientific;(ii) our order backlog; (iii) our beliefs regarding the sufficiency of working capital and our continued ability to renew or obtain financing on reasonable terms when necessary; (iv) expected future expenses and operating results; and (v) growth strategy and expected benefits from acquisitions.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded.  We cannot provide any assurance with respect to our future performance or results.  Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i)  the impact of tightening credit markets on our ability to continue to obtain financing on reasonable terms; (ii) our ability to continue to meet debt obligations and comply with financial covenants; (iii) obstacles related to integration of Universal Harvester Co., Inc.; (iv) the effect of general economic conditions on the demand for our products and the cost of our supplies and materials; (v) unforeseen costs or delays in implementing production of new products; (vi) unexpected effects from changes to our production schedule; (vii) an inability to retain new customers for our modular buildings; (viii) unforeseen delays in production or installation of modular buildings pursuant to the January and April 2012 contracts procured by Scientific, or breaches by counter parties; and (ix)  other factors described from time to time in our reports to the SEC. We do not intend to update the forward-looking statements contained in this report other than as required by law. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of May 31, 2012 have remained unchanged from November 30, 2011.  These policies include revenue recognition, inventory valuation, income taxes and stock-based compensation.  Disclosure of these critical accounting policies is incorporated by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011.

Results of Operations

Net Sales and Cost of Sales

On May 10, 2012, the Company acquired the assets of Universal Harvester Co., Inc. consisting of inventory, equipment, land, building, goodwill and intangible assets.  Universal Harvester Co., Inc. manufactured pickup reels for combines and swathers.  The existing Universal Harvester Co., Inc. operational team was hired on May 11, 2012 to continue the manufacturing of pickup reels.  The acquired assets and operations are included in the Company’s agricultural products segment.  The Company believes that the acquisition will be accretive to earnings for the fiscal year ending November 30, 2012.

Our consolidated corporate sales for the three- and six-month period ended May 31, 2012 were $11,685,000 and $17,997,000, respectively, compared to $7,845,000 and $12,510,000 during the same respective periods in 2011, a $3,840,000, or 48.9%, increase for the quarter and a $5,487,000, or 43.9% increase, year-to-date. The agricultural products segment (“Manufacturing”) had a three- and six-month sales increase of $1,342,000 and $1,673,000, respectively.  The modular buildings segment (“Scientific”) had a three- and six-month sales increase of $2,283,000 and 3,833,000, respectively.  The pressurized vessels segment (“Vessels”) had a three-month increase of $215,000 and a six-month decrease of $19,000.

Consolidated gross profit margin for the second fiscal quarter of 2012 was 27.0% compared to 24.9% during the second fiscal quarter of 2011. Year-to-date gross margin was 25.7% in fiscal year 2012, compared to 19.4% in fiscal year 2011.

Our second fiscal quarter sales at Manufacturing were $8,006,000 compared to $6,664,000 during the same period of 2011, an increase of $1,342,000, or 20.1%. Year-to-date sales were up to $11,994,000, from $10,321,000 as of May 31, 2011, an increase of $1,673,000, or 16.2%.  The year over year increase in revenue was due to improved sales and delivery of Grinder Mixers, a $836,000 increase, Forage Boxes, a $458,000 increase, OEM Whole Goods, a $573,000 increase, and the addition of Reel revenue of $164,000 from the Universal Harvester acquisition.   These increases were offset by a reduction in Beet Harvester revenues of $385,000, which was mainly due to scheduling changes which have pushed delivery dates to the third quarter of 2012.  Gross margin for the quarter ended May 31, 2012 was 30.7% compared to 28.3% for the same period in 2011.  The year-to-date gross margin was 29.2%, compared to 24.0% as of May 31, 2011.  The gross margin increase is attributed to increased manufacturing effieciencies at our Armstrong plant during the quarter ended May 31, 2012.

Our second fiscal quarter sales at Vessels were $617,000, compared to $402,000 for the same period in 2011, an increase of $215,000, or 53.5%. Year-to-date sales were $946,000, compared to $965,000 for the six-month period ending May 31, 2011, a decrease of $19,000, or 2.0%.  Gross margin for the quarter ended May 31, 2012 was 8.1% compared to (10.8%) for the same period in 2011. Year-to-date gross margin was 0.9% compared to (15.4%) as of May 31, 2011.  The production manager hired during Q1 of 2011 has improved our ability to track cost and revenue on a per-job basis.

Our second fiscal quarter sales in 2012 at Scientific were $3,062,000, compared to $779,000 for the same period in fiscal 2011, an increase of $2,283,000, or 293.0%.  The increase was primarily attributable to revenue from an approximately $7 million fabrication and delivery contract executed in January 2012 and an approximately $1.7 million installation contract executed in April 2012.  Scientific was hired to design, fabricate, and install twenty-four modular units over the course of approximately one year for one of the world’s leading research and teaching institutions.  Scientific uses percent complete accounting to calculate revenue and gross margins for all contracts. Gross margin for the quarter ended May 31, 2012 was 21.3% compared to 14.7% for the same period in 2011.  Year-to-date gross margin was 22.2% compared to 8.3% as of May 31, 2011.  The gross margin increase was primarily due to the $7 million contract.

Expenses

Our second fiscal quarter consolidated selling expenses were $425,000 compared to $472,000 for the same period in 2011.  Year-to-date selling expenses were $791,000 in 2012 compared to $873,000 for the same period in 2011.  The decrease was primarily due to reductions in advertising, salaries, and commissions.  Revenues increase were in product lines that were not subject to commissions and in geographic regions where sales personnel are salaried.  Selling expenses as a percentage of sales were 3.6% and 4.4% for the three- and six-month periods ended May 31, 2012, compared to 6.0% and 7.0% for the same respective periods in 2011.

Consolidated engineering expenses were $73,000 for the three months ended May 31, 2012, compared to $120,000 for the same period in 2011.  Year-to-date engineering expenses were $158,000 for fiscal 2012 compared to $239,000 in fiscal 2011.  These decreases were primarily due to the reduction of engineering staff at the Armstrong, Iowa facility.  Engineering expenses as a percentage of sales were 0.6% and 0.9% for the three- and six-month periods ended May 31, 2012, compared to 1.5% and 1.9% for the same respective periods in 2011.  We are actively working on filling two open positions in our Engineering department and expect engineering expenses to increase when the positions are filled.

Consolidated administrative expenses for the three months ended May 31, 2012 were $1,166,000 compared to $815,000 for the same period in 2011.  Year-to-date administrative expenses were $1,828,000 compared to $1,431,000 in 2011.  The increase is mainly due to administrative bonus expense accruals which are tied to key performance measures.  Administrative expenses as a percentage of sales were 10.0% and 10.2% for the three- and six-month periods ending May 31, 2012, compared to 10.4% and 11.4% for the same respective periods in 2011.

Net Income

Consolidated net income was $936,000 and $1,129,000 for the three- and six-months ended May 31, 2012, compared to $291,000 and a net loss of ($194,000) for the same respective periods in 2011.  The changes to net income were primarily attributable to an increase in consolidated sales and improved gross profit across all segments for the three-month period ended May 31, 2012.

Order Backlog

The consolidated order backlog as of May 31, 2012 was $13,633,000 compared to $9,670,000 as of May 31, 2011.  The agriculture products segment order backlog was $8,123,000 as of May 31, 2012, compared to $7,821,000 in fiscal 2011.  The backlog for the pressurized vessels segment was $435,000 as of May 31, 2012, compared to $365,000 in fiscal 2011. The backlog for the modular buildings segment was $5,075,000 as of May 31, 2012, compared to $1,484,000 in fiscal 2011. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our primary source of funds for the six months ended May 31, 2012  was customer deposits for Manufacturing, borrowings on our line of credit, and proceeds from term debt,  Those funds were primarily used to pay down our line of credit, finance working capital needs, and acquire the assets of Universal Harvester Co., Inc.  We have a $6,000,000 revolving Line of Credit with West Bank, pursuant to which we had borrowed $2,086,000 and $1,389,000 as of May 31, 2012 and November 30, 2011, respectively.  The Line of Credit is renewable annually and was scheduled to mature on April 30, 2012.  Effective April 26, 2012, the Company renewed the Line of Credit and extended the maturity date to April 30, 2013.  In addition, we have four term loans from West Bank, which had outstanding principal balances of approximately $2,628,000, $1,068,000, $1,214,000, and $2,000,000 as of May 31, 2012, respectively.  We have one term loan from U.S. Bank, which had an outstanding principal balance of approximately $880,000 as of May 31, 2012. We have also received funds pursuant to three promissory notes from the Iowa Department of Economic Development. These notes had outstanding principal balances of approximately $55,000, $20,000, and $49,000 as of May 31, 2012, respectively.  In May 2010, the Iowa Finance Authority extended us a loan to finance the purchase of a facility. As of May 31, 2012, the outstanding principal balance on this loan was approximately $1,086,000.  In September 2010, we obtained an interest-free $13,000 loan from the West Union Community Development Corporation, which requires annual principal payments of $4,333 on September 1 of 2011, 2012, and 2013.  On May 31, 2012, the outstanding principal balance on this loan was $9,000.

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

We believe that our current financing arrangements provide sufficient cash to finance operations for the next twelve months.  We expect to continue to rely on cash from financing activities to supplement our cash flows from operations in order to meet our liquidity and capital expenditure needs in the near future.  We expect to continue to be able to procure financing upon reasonable terms.

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

Changes to Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

We are currently not a party to any material pending legal proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

All unregistered sales of equity securities that occurred during the period covered by this report have been previously reported on Form 8-K.

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

ART’S-WAY MANUFACTURING CO., INC.

Date: July 16, 2012	By: /s/ Carrie L. Majeski
Carrie L. Majeski
President and Chief Executive Officer

Date: July 16, 2012	By: /s/ Jason D. Feucht
Jason D. Feucht
Chief Financial Officer

Art’s-Way Manufacturing Co., Inc.
Exhibit Index
Form 10-Q for the Quarterly Period Ending May 31, 2012

Exhibit No.	Description
3.1	Certificate of Incorporation of Art’s-Way Manufacturing Co., Inc. – filed herewith
3.2	Certificate of Amendment of Certificate of Incorporation of Art’s-Way Manufacturing Co., Inc. – filed herewith
10.1	Business Loan Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank for Loan No. 70290, dated April 26, 2012 – filed herewith
10.2	Promissory Note between Art’s-Way Manufacturing Co., Inc. and West Bank for Loan No. 70290, dated April 26, 2012 – filed herewith
10.3	Agreement to Provide Insurance between Art’s-Way Manufacturing Co., Inc. and West Bank for Loan No. 70290, dated April 26, 2012 – filed herewith
10.4	Agreement to Provide Insurance between Art’s-Way Vessels, Inc. and West Bank for Loan No. 70290, dated April 26, 2012 – filed herewith
10.5	Agreement to Provide Insurance between Art’s-Way Scientific, Inc. and West Bank for Loan No. 70290, dated April 26, 2012 – filed herewith
10.6	Promissory Note between Art’s-Way Manufacturing Co., Inc. and West Bank for Loan No. 81289, dated April 26, 2012 – filed herewith
10.7	Agreement to Provide Insurance between Art’s-Way Manufacturing Co., Inc. and West Bank for Loan No. 81289, dated April 26, 2012 – filed herewith
10.8	Agreement to Provide Insurance between Art’s-Way Vessels, Inc. and West Bank for Loan No. 81289, dated April 26, 2012 – filed herewith
10.9	Agreement to Provide Insurance between Art’s-Way Scientific, Inc. and West Bank for Loan No. 81289, dated April 26, 2012 – filed herewith
10.10	Promissory Note between Art’s-Way Manufacturing Co., Inc. and West Bank for Loan No. 81290, dated April 26, 2012 – filed herewith
10.11	Agreement to Provide Insurance between Art’s-Way Manufacturing Co., Inc. and West Bank for Loan No. 81290, dated April 26, 2012 – filed herewith
10.12	Agreement to Provide Insurance between Art’s-Way Vessels, Inc. and West Bank for Loan No. 81290, dated April 26, 2012 – filed herewith
10.13	Agreement to Provide Insurance between Art’s-Way Scientific, Inc. and West Bank for Loan No. 81290, dated April 26, 2012 – filed herewith
10.14	Promissory Note between Art’s-Way Manufacturing Co., Inc. and West Bank for Loan No. 1260080536, dated April 26, 2012 – filed herewith
10.15	Agreement to Provide Insurance between Art’s-Way Manufacturing Co., Inc. and West Bank for Loan No. 1260080536, dated April 26, 2012 – filed herewith
10.16	Agreement to Provide Insurance between Art’s-Way Vessels, Inc. and West Bank for Loan No. 1260080536, dated April 26, 2012 – filed herewith
10.17	Agreement to Provide Insurance between Art’s-Way Scientific, Inc. and West Bank for Loan No. 1260080536, dated April 26, 2012 – filed herewith
10.18	Promissory Note between Art’s-Way Manufacturing Co., Inc. and West Bank for Loan No. 120087539, dated May 1, 2012 – filed herewith
10.19	Agreement to Provide Insurance between Art’s-Way Manufacturing Co., Inc. and West Bank for Loan No. 120087539, dated May 1, 2012 – filed herewith
10.20	Agreement to Provide Insurance between Art’s-Way Vessels, Inc. and West Bank for Loan No. 120087539, dated May 1, 2012 – filed herewith
10.21
Asset Purchase Agreement between Art’s-Way Acquisition, Inc., Universal Harvester Co., Inc., Ardis A. Heidebrink, and F. Murray Buchheit, dated May 10, 2012 – incorporated by reference to Exhibit 10.1 to the registrant’s form 8-K filed July 16, 2012

10.22
Installment or Single Payment Note between Art’s-Way Manufacturing Co., Inc. and U.S. Bank N.A., dated May 10, 2012 – incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed July 16, 2012

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