Form 10-Q
period 2012-08-31
ARTS WAY MANUFACTURING CO INC
filed 2012-10-15
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of common shares outstanding as of October 12, 2012: 4,035,852

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Balance Sheets

	(Unaudited)

Assets	August 31, 2012	November 30, 2011
Current assets:
Cash	$335,836	$118,924
Accounts receivable-customers, net of allowance for doubtful accounts of $61,832 and $49,583 in 2012 and 2011, respectively	6,231,666	2,030,369
Inventories, net	13,716,240	13,249,105
Deferred taxes	1,058,320	933,497
Cost and Profit in Excess of Billings	-	164,730
Other current assets	355,663	198,930
Total current assets	21,697,725	16,695,555
Property, plant, and equipment, net	9,554,435	8,085,719
Assets held for lease, net	368,844	452,441
Assets held for sale, net	183,200	186,362
Covenant not to Compete, net	15,000	60,000
Goodwill and other Intangibles	1,074,900	375,000
Total assets	$32,894,104	$25,855,077
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$642,400	$1,388,965
Current portion of term debt	1,149,926	712,962
Accounts payable	709,881	341,738
Customer deposits	93,758	338,484
Billings in Excess of Cost and Profit	1,876,312	74,052
Accrued expenses	2,166,021	1,363,276
Income taxes payable	845,945	350,996
Total current liabilities	7,484,243	4,570,473
Long-term liabilities
Deferred taxes	901,771	810,904
Long Term debt, excluding current portion	7,589,442	5,743,159
Total liabilities	15,975,456	11,124,536
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares and 0 shares in 2012 and 2011; issued and outstanding 0 shares in 2012 and 2011.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 and 5,000,000 shares in 2012 and 2011; issued and outstanding 4,035,852 and 4,025,852 shares in 2012 and 2011	40,358	40,259
Additional paid-in capital	2,540,312	2,461,233
Retained earnings	14,337,978	12,229,049
Total stockholders’ equity	16,918,648	14,730,541
Total liabilities and stockholders’ equity	$32,894,104	$25,855,077

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Year-to-Date
	August 2012	August 2011	August 2012	August 2011
Net sales	$11,533,882	$9,252,063	$29,531,268	$21,761,551
Cost of goods sold	8,109,820	6,544,644	21,473,360	16,622,309
Gross profit	3,424,062	2,707,419	8,057,908	5,139,242
Expenses:
Engineering	82,044	91,840	240,455	330,482
Selling	468,228	447,103	1,259,539	1,320,115
General and administrative	1,267,267	730,569	3,095,370	2,161,519
Total expenses	1,817,539	1,269,512	4,595,364	3,812,116
Income (loss) from operations	1,606,523	1,437,907	3,462,544	1,327,126
Other income (expense):
Interest expense	(129,751)	(120,200)	(331,817)	(321,910)
Other	18,403	46,523	58,005	77,821
Total other income (loss)	(111,348)	(73,677)	(273,812)	(244,089)
Income (loss) before income taxes	1,495,175	1,364,230	3,188,732	1,083,037
Current tax expense (benefit)	515,724	344,390	1,079,803	257,035
Net income (loss)	$979,451	$1,019,840	$2,108,929	$826,002

Net income per share:
Basic net income (loss) per share	$0.24	$0.25	$0.52	$0.21
Diluted net income (loss) per share	$0.24	$0.25	$0.52	$0.20
Weighted average outstanding shares used to compute basic net income per share	4,035,852	4,019,874	4,031,828	4,016,039
Weighted average outstanding shares used to compute diluted net income per share	4,052,246	4,042,135	4,049,236	4,049,706

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	August 31, 2012	August 31, 2011
Cash flows from operations:
Net income	$2,108,929	$826,002
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	34,518	58,311
Depreciation expense	587,792	560,931
Amortization expense	45,000	45,000
Deferred income taxes	(33,956)	115,312
Changes in assets and liabilities net of Universal Harvester acquisition:
(Increase) decrease in:
Accounts receivable	(4,201,297)	(851,843)
Inventories	435,454	659,216
Other current assets	(156,733)	(52,189)
Increase (decrease) in:
Accounts payable	368,143	(309,943)
Contracts in progress, net	1,966,990	555,649
Customer deposits	(244,726)	(155,121)
Income taxes payable	494,949	(539,276)
Accrued expenses	802,745	(60,532)
Net cash provided by operating activities	2,207,808	851,518
Cash flows from investing activities:
Purchases of property, plant, and equipment	(533,123)	(730,326)
Net change in asset held for lease	-	(229,095)
Purchase of assets of Universal Harvester	(3,003,565)	-
Net cash (used in) investing activities	(3,536,688)	(959,421)
Cash flows from financing activities:
Proceeds from line of credit borrowings	13,576,400	10,035,387
Repayment of line of credit borrowings	(14,322,965)	(9,644,000)
Payments of notes payable to bank	(746,565)	(453,443)
Proceeds from term debt	2,880,000	-
Repayment of term debt	(596,753)	-
Proceeds from the exercise of stock options	9,110	66,749
Net cash provided by financing activities	1,545,792	396,080
Net increase in cash	216,912	288,177
Cash at beginning of period	118,924	317,103
Cash at end of period	$335,836	$605,280

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$331,818	$321,921
Income taxes	443,926	665,203

Universal Harvester acquisition:
Inventories	$902,589	$-
Equipment, tools and dies	364,053	-
Goodwill and intagible assets	699,900	-
Land and Building	1,072,573	-
Non-Cash Activity: Stock issued for purchase of assets	(35,550)
Cash paid	3,003,565	-

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

We have organized our business into three operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies.  Our agricultural products segment (“Manufacturing”), manufactures farm equipment under the Art’s-Way Manufacturing label and private labels.  Our pressurized vessels segment (“Art’s-Way Vessels), manufactures pressurized vessels and our modular buildings segment (“Art’s-Way Scientific”), manufactures modular buildings for various uses, commonly animal containment and research laboratories.  For detailed financial information relating to segment reporting, see Note 13, “Segment Information.”

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

(2)           Summary of Significant Account Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2011.  The results of operations for the three and nine months ended August 31, 2012 are not necessarily indicative of the results for the fiscal year ending November 30, 2012.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three and nine months ended August 31, 2012. Actual results could differ from those estimates.

(3)          Net Income Per Share of Common Stock

Basic net income per common share has been computed on the basis of the weighted average number of common shares outstanding.  Diluted net income per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.

Basic and diluted earnings per common share have been computed based on the following as of August 31, 2012 and August 31, 2011:

	For the three months ended
	August 31, 2012	August 31, 2011
Basic:
Numerator: Net income	$979,451	$1,019,840
Denominator: Average number of common shares outstanding	4,035,852	4,019,874
Basic earnings per common share	0.24	0.25

Diluted:
Numerator: Net income	$979,451	$1,019,840
Average number of common shares outstanding	4,035,852	4,019,874
Effect of dilutive stock options	16,394	22,261
Denominator: Dilutive average number of common shares outstanding	4,052,246	4,042,135
Diluted earnings per common share	0.24	0.25

	For the nine months ended
	August 31, 2012	August 31, 2011
Basic:
Numerator: Net income	$2,108,929	$826,002
Denominator: Average number of common shares outstanding	4,031,828	4,016,039
Basic earnings per common share	0.52	0.21

Diluted:
Numerator: Net income	$2,108,929	$826,002
Average number of common shares outstanding	4,031,828	4,016,039
Effect of dilutive stock options	17,408	33,667
Denominator: Dilutive average number of common shares outstanding	4,049,236	4,049,706
Diluted earnings per common share	0.52	0.20

(4) Inventory

Major classes of inventory are:

	August 31, 2012	November 30, 2011
Raw materials	$8,473,311	$7,623,095
Work in process	753,043	394,158
Finished goods	7,332,153	7,982,192
	$16,558,507	$15,999,445
Less: Reserves	(2,842,267)	(2,750,340)
	$13,716,240	$13,249,105

(5)           Accrued Expenses

Major components of accrued expenses are:

	August 31, 2012	November 30, 2011
Salaries, wages, and commissions	$1,188,983	$672,407
Accrued warranty expense	497,798	201,630
Other	479,240	489,239
	$2,166,021	$1,363,276

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

Changes in the Company’s product warranty liability for the three and nine months ended August 31, 2012 and August 31, 2011 are as follows:

	For the three months ended
	August 31, 2012	August 31, 2011
Balance, beginning	$277,965	$199,395
Settlements made in cash or in-kind	(94,065)	(123,457)
Warranties issued	313,898	174,845
Balance, ending	$497,798	$250,783

	For the nine months ended
	August 31, 2012	August 31, 2011
Balance, beginning	$201,630	$180,549
Settlements made in cash or in-kind	(270,784)	(315,621)
Warranties issued	566,952	385,855
Balance, ending	$497,798	$250,783

(7)           Loan and Credit Agreements

The Company has a $6,000,000 revolving line of credit with West Bank (the “Line of Credit”) which is scheduled to mature on April 30, 2013.  The Line of Credit is renewable annually with advances funding the Company’s working capital and letter of credit needs.  The interest rate is West Bank’s prime interest rate, adjusted daily, with a minimum rate of 4.00%.  As of August 31, 2012, the interest rate was the minimum of 4.0%. Monthly interest-only payments are required and the unpaid principal is due on the maturity date.  As of August 31, 2012 and November 30, 2011, the Company had borrowed approximately $642,000 and $1,389,000, respectively, against the Line of Credit.  The available amounts remaining on the Line of Credit were $5,358,000 and $4,611,000 on August 31, 2012 and November 30, 2011, respectively.  The borrowing base limits advances from the Line of Credit to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and work-in-process inventory, plus 40% of Net Book Value of Fixed Assets as calculated at each month-end.  The Company’s obligations under the Line of Credit are evidenced by a Business Loan Agreement effective April 26, 2012 (the “Business Loan Agreement”), a Promissory Note dated April 26, 2012 and certain other ancillary documents.

On June 7, 2007, the Company obtained a term loan from West Bank in the amount of $4,100,000.  On April 26, 2012, the Company refinanced the existing long-term debt in the amount of $2,659,000.  The loan, which had an outstanding principal balance of $2,532,000 as of August 31, 2012, matures on April 1, 2017 and bears fixed interest at 4.750%.  Monthly principal and interest payments in the amount of $42,500 are required, with a final payment of principal and accrued interest in the amount of $536,000 due on April 1, 2017.

The Company obtained two additional loans from West Bank in 2007 for the purpose of financing the construction of the Company’s new facilities in Monona and Dubuque.  On October 9, 2007, the Company obtained a loan for $1,330,000.  On April 26, 2012, the Company refinanced the existing long-term debt in the amount of $1,074,000.  The loan, which had an outstanding principal balance of $1,048,000 as of August 31, 2012, matures on April 1, 2017 and bears interest at a fixed interest rate of 4.750%.  Monthly payments of $11,000 are required for principal and interest, with a final payment of accrued interest and principal in the amount of $628,000 due on April 1, 2017.

 On November 30, 2007, the Company obtained a $1,500,000 construction loan to finance construction of the Dubuque, Iowa facility.  On April 26, 2012, the Company refinanced the existing long-term debt in the amount of $1,221,000.  The loan, which had an outstanding principal balance of $1,191,000 as of August 31, 2012, matures on April 1, 2017 and bears interest at a fixed interest rate of 4.750%.  Payments of $12,550 are due monthly for principal and interest, with a final accrued interest and principal payment in the amount of $711,000 due on April 1, 2017.

On May 1, 2012, the Company obtained $2,000,000 in new long-term debt from West Bank to acquire the inventory, equipment, land, building, goodwill and intangible assets of Universal Harvester Co., Inc. located in Ames, Iowa.  This loan had an original principal amount of $2,000,000 and bears fixed interest at 4.50%. The payments required on this loan began June 1, 2012 and will continue until May 1, 2017. The terms of the loan require monthly payments of $27,800 for principal and interest, with a final payment of principal and accrued interest in the amount of $666,000 due May 1, 2017. As of August 31, 2012, the outstanding principal balance on this loan was $1,937,000.

Each of the Company’s loans from West Bank is governed by the Business Loan Agreement, which requires the Company to comply with certain financial and reporting covenants. The Company must provide monthly internally prepared financial reports, year-end audited financial statements, annual compliance certificates, and notice upon certain events, such as a change in executive or management personnel.  The Company must maintain a minimum debt service coverage ratio of 1.5, a maximum debt to tangible net worth ratio of 1.25, and a minimum tangible net worth of $12,000,000, each as measured at the Company’s fiscal year-end. Further, the Company must obtain West Bank’s prior written consent for any investment in, acquisition of, or guaranty relating to another business or entity. The loans are secured by a first position security interest on the assets of the Company and its subsidiaries, including but not limited to, inventories, accounts receivable, machinery, equipment and real estate, in accordance with the Business Loan Agreement, Real Estate Mortgages, Commercial Security Agreements, and Commercial Guaranties previously executed by the Company’s subsidiaries. The Company and its subsidiaries were also required to execute Agreements to Provide Insurance that set forth the insurance requirements for the collateral.

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

The Company was in compliance with all covenants under the Business Loan Agreement as measured on November 30, 2011 and the Company remains in compliance with the terms of the Business Loan Agreement as of August 31, 2012. The next measurement date is November 30, 2012.

On June 1, 2009, Art’s-Way Scientific received funds from two $95,000 promissory notes in connection with an agreement signed August 7, 2007 between Art’s-Way Scientific and the Iowa Department of Economic Development.  The first $95,000 promissory note was a 0% interest loan requiring 60 monthly payments of $1,583, and an original maturity date of July 1, 2014.   The second $95,000 promissory note was a forgivable loan subject to certain contract obligations.  The obligations included maintaining Art’s-Way Scientific’s principal place of business in Iowa, complying with certain tax and insurance requirements, and creating 16 full-time positions and retaining 21 full-time positions in Iowa for a two-year period.  During the fiscal year ended November 30, 2011, the Iowa Department of Economic Development was required to audit the job attainment of Art’s Way Scientific.  Art’s Way Scientific had obtained approximately 48% of the job retention and creation requirements and was required, during the fourth quarter of the fiscal year ending November 30, 2011, to restructure the original two promissory notes into three separate notes.  The first note is now a 6% interest-bearing note requiring a monthly payment of $2,437 that had a balance of $48,000 as of August 31, 2012 and has a maturity date of June 1, 2014.  The second note is an interest-free note requiring a monthly payment of $813 which had a balance of $17,000 as of August 31, 2012, with a final payment due June 1, 2014.  The third note is a forgivable loan subject to contract obligations which were measured during April 2012. As of August 31, 2012, we were in compliance with all contract obligations.  The forgivable loan had a balance of $49,000 as of August 31, 2012.  Art’s-Way Manufacturing Co., Inc. has provided a guarantee in connection with these loans to Art’s-Way Scientific.

On May 1, 2010, the Company obtained a loan to finance the purchase of an additional facility located in West Union, Iowa to be used as a distribution center, warehouse facility, and manufacturing plant for certain products under the Art’s-Way brand. The funds for this loan were made available by the Iowa Finance Authority by the issuance of tax exempt bonds.  This loan had an original principal amount of $1,300,000 and bears fixed interest at 3.5%. The payments required on this loan began July 1, 2010 and will continue until June 1, 2020. The terms of the loan require monthly payments of $12,900 for principal and interest. As of August 31, 2012, the outstanding principal balance on this loan was $1,057,000.

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

If the Company fails to make a required payment or perform any other covenant under the IFA Loan Agreement or the West Union Mortgage, becomes subject to bankruptcy or insolvency proceedings, defaults in payment on any of our other loan obligations in excess of $100,000, or if there is a determination that any of the Company’s representations made in the IFA Loan Agreement or related documents are materially false, the Company will be deemed to have committed an event of default under the IFA Loan Agreement.  If the Company does not cure the event of default within the time specified by the IFA Loan Agreement, the lender may cause the entire amount of the loan to be immediately due and payable and take any other action that it is lawfully permitted to take or in equity to enforce the Company’s performance.

The Company was in compliance with all covenants under the IFA Loan Agreement as measured on November 30, 2011 and the Company remains in compliance with the terms of the IFA Loan Agreement as of August 31, 2012. The next measurement date is November 30, 2012.

On September 15, 2010, the company obtained a zero-interest loan from the West Union Community Development Corporation in the amount of $13,000.  Annual principal payments of $4,333.33 are due September 1 of 2011, 2012, and 2013. On August 31, 2012, the outstanding principal balance on this loan was $9,000.

On May 10, 2012, the Company obtained $880,000 in new long-term debt from U.S. Bank issued to acquire the building and property of Universal Harvester Co., Inc. located in Ames, Iowa (the “U.S. Bank Loan”).  The U.S. Bank Loan had an original principal amount of $880,000 and bears fixed interest at 3.150%. The payments required on this loan began on June 10, 2012 in the amount of $11,700 and continue on the same date of each consecutive month thereafter, until the maturity date May 10, 2017, with a final payment of principal and accrued interest in the amount of $283,500 due May 10, 2017. As of August 31, 2012, the outstanding principal balance on this loan was $852,000.  This loan is secured by a mortgage on the building and property acquired from Universal Harvester Co., Inc. in Ames, Iowa, pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 10, 2012.

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

A summary of the Company’s term debt is as follows:

	August 31, 2012	November 30, 2011

West Bank loan payable in monthly installments of $42,500 including interest at 4.750%, due May 1, 2017	$2,532,493	$2,804,403

West Bank loan payable in monthly installments of $11,000 including interest at 4.750%, due May 1, 2017	1,047,691	1,102,321

West Bank loan payable in monthly installments of $12,550 including interest at 4.750%, due May 1, 2017	1,191,007	1,253,507

West Bank loan payable in monthly installments of $27,800 including interest at 4.50%, due May 1, 2017	1,936,663	0.00

U.S. Bank loan payable in monthly installments of $11,700 including interest at 3.15%, due May 10, 2017	851,897	0.00

Iowa Finance Authority loan payable in monthly installments of $12,892 including interest at 3.5%, due June 1, 2020	1,056,544	1,143,140

IDED loan payable in monthly installments of $2,437 including interest at 6%, due June 1, 2014	48,485	70,024

IDED loan payable in monthly installments of $813 including interest at 0%, due June 1, 2014	17,091	25,229

IDED loan payable in monthly installments of $0 including interest at 0%, due July 1, 2014	48,830	48,830

West Union Community Development Corporation loan payable in annual installments of $4,333 including interest at 0%, due September 1, 2013	8,667	8,667

Total term debt	$8,739,368	$6,456,121
Less current portion of term debt	1,149,926	712,962
Term debt, excluding current portion	$7,589,442	$5,743,159

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

(10)        Acquisitions

On May 10, 2012, the Company acquired the assets of Universal Harvester Co., Inc. consisting of inventory, equipment, land, building, goodwill, and intangible assets.  The acquisition-date fair value of the total consideration transferred was approximately $3,066,000 consisting of $3,030,450 of current and future cash to be paid and $35,550 of common stock.  Under the terms of the purchase agreement, cash in the amount $3,003,565 was paid on May 11, 2012 and $27,427 of cash will be paid on real estate taxes accrued but due on the land and building in future periods.  The Company issued 5,000 shares of common stock valued at $35,550 based on the closing market price as of May 10, 2012.  The Company has paid $15,978 of the accrued real estate taxes during the third quarter of 2012.

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

The consideration has been allocated as follows:

Inventories	$902,589
Equipment, tools and dies	364,053
Goodwill and intangible assets	699,900
Land and Building	1,100,000
Total	$3,066,542

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

	Three Months Ended August 31, 2012	Three Months Ended August 31, 2011	Nine Months Ended August 31, 2012	Nine Months Ended August 31, 2011
Net Sales from continuing operations:
As Reported	$11,533,882	$9,252,063	$29,531,268	$21,761,551
Pro Forma	$11,533,882	$10,496,635	$31,785,360	$25,043,715

Net Income from continuing:
As Reported	$979,451	$1,019,840	$2,108,929	$826,002
Pro Forma	$979,451	$1,075,354	$2,623,389	$960,796

Basic net income per share from continuing operations:
As Reported	$0.24	$0.25	$0.52	$0.21
Pro Forma	$0.24	$0.27	$0.65	$0.24

Diluted net income per share from continuing operations:
As Reported	$0.24	$0.25	$0.52	$0.20
Pro Forma	$0.24	$0.27	$0.65	$0.22

Basic	4,035,852	4,019,874	4,031,828	4,016,039
Diluted	4,052,246	4,042,135	4,049,236	4,049,706

(11)        Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.  At August 31, 2012, and November 30, 2011, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, and other current and long-term liabilities.  The carrying amounts approximate fair value because of the short maturity of these instruments.  The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

(12)        Related Party Transactions

The financial statements of the Company include purchases by our Manufacturing division from Bauer Corporation for a total of $1,700 and $1,400 during the nine-months ended August 31, 2012 and 2011, respectively.  The terms of this purchase were consistent with those of an arm’s length transaction.  Bauer Corporation is wholly-owned and operated by J. Ward McConnell Jr., the Chairman of the Board of Directors.

The financial statements of the Company include a sale by our Vessels division to Adamson Global Technology in the amount of $17,000 during the nine-months ended August 31, 2011. The terms of this sale were consistent with those of an arm’s length transaction. Adamson Global Technology is wholly-owned and operated by J. Ward McConnell, Jr., the Chairman of the Board of Directors.

(13)        Segment Information

There are three reportable segments: agricultural products, pressurized vessels and modular buildings.  The agricultural products segment fabricates and sells farming products as well as replacement parts for these products in the United States and worldwide.  The pressurized vessels segment produces pressurized tanks.  The modular buildings segment manufactures and installs modular buildings for animal containment and various laboratory uses.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies.  Management evaluates the performance of each segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses.

Approximate financial information with respect to the reportable segments is as follows.

Three Months Ended August 31, 2012
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$8,176,000	$566,000	$2,792,000	$11,534,000
Income (loss) from operations	1,027,000	10,000	570,000	1,607,000
Income (loss) before tax	988,000	(47,000)	554,000	1,495,000
Total Assets	24,082,000	2,722,000	6,090,000	32,894,000
Capital expenditures	289,000	0	5,000	294,000
Depreciation & Amortization	137,000	29,000	52,000	218,000

Three Months Ended August 31, 2011
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$7,771,000	$403,000	$1,078,000	$9,252,000
Income (loss) from operations	1,358,000	(11,000)	91,000	1,438,000
Income (loss) before tax	1,351,000	(65,000)	78,000	1,364,000
Total Assets	20,527,000	2,843,000	3,658,000	27,028,000
Capital expenditures	207,000	2,000	87,000	296,000
Depreciation & Amortization	123,000	26,000	54,000	203,000

Nine Months Ended August 31, 2012
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$20,170,000	$1,512,000	$7,849,000	$29,531,000
Income (loss) from operations	2,202,000	(108,000)	1,369,000	3,463,000
Income (loss) before tax	2,149,000	(278,000)	1,318,000	3,189,000
Total Assets	24,082,000	2,722,000	6,090,000	32,894,000
Capital expenditures	1,929,000	5,000	27,000	1,961,000
Depreciation & Amortization	390,000	86,000	158,000	634,000

Nine Months Ended August 31, 2011
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$18,091,000	$1,368,000	$2,302,000	$21,761,000
Income (loss) from operations	1,830,000	(332,000)	(171,000)	1,327,000
Income (loss) before tax	1,804,000	(500,000)	(221,000)	1,083,000
Total Assets	20,527,000	2,843,000	3,658,000	27,028,000
Capital expenditures	473,000	89,000	397,000	959,000
Depreciation & Amortization	375,000	78,000	152,000	605,000

(14)        Subsequent Event

Management evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011.  Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  Many of these forward-looking statements are located in this report under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) expected total revenue from the January and April 2012 contracts procured by Scientific; (ii) our order backlog; (iii) our beliefs regarding the sufficiency of working capital and our continued ability to renew or obtain financing on reasonable terms when necessary; (iv) expected future expenses and operating results; (v) growth strategy and expected benefits from acquisitions, and (vi) our ability to capture additional sales and retain repeat customers in Vessels.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded.  We cannot provide any assurance with respect to our future performance or results.  Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i)  the impact of tightening credit markets on our ability to continue to obtain financing on reasonable terms; (ii) our ability to continue to meet debt obligations and comply with financial covenants; (iii) obstacles related to integration of Universal Harvester Co., Inc.; (iv) the effect of general economic conditions on the demand for our products and the cost of our supplies and materials; (v) unforeseen costs or delays in implementing production of new products; (vi) unexpected effects from changes to our production schedule; (vii) an inability to retain new customers for our modular buildings and pressurized vessels; (viii) unforeseen delays in production or installation of modular buildings pursuant to the January and April 2012 contracts procured by Scientific, or breaches by counter parties; and (ix)  other factors described from time to time in our reports to the SEC. We do not intend to update the forward-looking statements contained in this report other than as required by law. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of August 31, 2012 have remained unchanged from November 30, 2011.  These policies include revenue recognition, inventory valuation, income taxes and stock-based compensation.  Disclosure of these critical accounting policies is incorporated by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011.

Results of Operations

Net Sales and Cost of Sales

On May 10, 2012, we acquired the assets of Universal Harvester Co., Inc. (“UHC”) consisting of inventory, equipment, land, building, goodwill and intangible assets.  UHC manufactured pickup reels for combines and swathers.  We hired the existing UHC operational team on May 11, 2012 to continue the manufacturing of pickup reels.  The acquired assets and operations are included in our agricultural products segment.  We believe that the acquisition will be accretive to earnings for the fiscal year ending November 30, 2012.

Our consolidated corporate sales for the three- and nine-month periods ended August 31, 2012 were $11,534,000 and $29,531,000, respectively, compared to $9,252,000 and $21,762,000 during the same respective periods in 2011, a $2,282,000, or 24.7%, increase for the quarter and a $7,769,000, or 35.7% increase, year-to-date. The agricultural products segment (“Manufacturing”) had three- and nine-month sales increases of $405,000 and $2,079,000, respectively.  The modular buildings segment (“Scientific”) had three- and nine-month sales increases of $1,714,000 and $5,547,000, respectively.  The pressurized vessels segment (“Vessels”) had a three-month sales increase of $163,000 and a nine-month sales increase of $144,000.

Consolidated gross profit margin for the third fiscal quarter of 2012 was 29.7% compared to 29.3% during the third fiscal quarter of 2011. Year-to-date gross margin was 27.3% in fiscal year 2012, compared to 23.6% in fiscal year 2011.

Our third fiscal quarter sales at Manufacturing were $8,176,000, compared to $7,771,000 during the same period of 2011, an increase of $405,000, or 5.2%. Year-to-date sales were up to $20,170,000, from $18,091,000 as of August 31, 2011, an increase of $2,079,000, or 11.5%.  The year over year increase in revenue was primarily due to the additional sales of 2,011,000 attributable to the recent acquisition of UHC.  Gross margin for the quarter ended August 31, 2012 was 28.1%, compared to 30.7% for the same period in 2011.  The year-to-date gross margin was 28.8%, compared to 26.9% as of August 31, 2011.

Our third fiscal quarter sales at Vessels were $566,000, compared to $403,000 for the same period in 2011, an increase of $163,000, or 40.4%. Year-to-date sales were $1,512,000, compared to $1,368,000 for the nine-month period ending August 31, 2011, an increase of $144,000, or 10.5%.  We have been working diligently to improve the consistency of our quality of goods and delivery of product.  These improvements have helped us to capture additional sales as well as retain repeat customers.  Gross margin for the quarter ended August 31, 2012 was 14.4% compared to 16.7% for the same period in 2011. Year-to-date gross margin was 5.9% compared to (6.0%) as of August 31, 2011.  The production manager hired during Q1 of 2011 has improved our ability to track cost and revenue on a per-job basis.

Our third fiscal quarter sales at Scientific were $2,792,000, compared to $1,078,000 for the same period in fiscal 2011, an increase of $1,714,000, or 159.0%.  The increase was primarily attributable to revenue from an approximately $7 million fabrication and delivery contract executed in January 2012 and an approximately $1.7 million installation contract executed in April 2012.  Scientific was hired to design, fabricate, and install twenty-four modular units over the course of approximately one year for one of the world’s leading research and teaching institutions.  Scientific uses percent complete accounting to calculate revenue and gross margins for all contracts. Gross margin for the quarter ended August 31, 2012 was 37.4% compared to 23.9% for the same period in 2011.  Year-to-date gross margin was 27.6% compared to 15.6% as of August 31, 2011.  The gross margin increase was primarily due to the $7 million contract.

Expenses

Our third fiscal quarter consolidated selling expenses were $468,000 compared to $447,000 for the same period in 2011.  Year-to-date selling expenses were $1,260,000 in 2012 compared to $1,320,000 for the same period in 2011.  The third fiscal quarter increase was primarily due to increases in commissions related to our Manufacturing segment.  Revenue increases were in product lines that were subject to commissions.  Selling expenses as a percentage of sales were 4.1% and 4.8% for the three- and nine-month periods ended August 31, 2012, compared to 4.3% and 6.1% for the same respective periods in 2011.

Consolidated engineering expenses were $82,000 for the three months ended August 31, 2012, compared to $92,000 for the same period in 2011.  Year-to-date engineering expenses were $240,000 for fiscal 2012 compared to $330,000 in fiscal 2011.  These decreases were primarily due to the reduction of engineering staff at the Armstrong, Iowa facility.  Engineering expenses as a percentage of sales were 0.7% and 0.8% for the three- and nine-month periods ended August 31, 2012, compared to 1.0% and 1.5% for the same respective periods in 2011.  We have been actively working on filling open positions in our engineering department, and we filled two positions during the third fiscal quarter of 2012.

Consolidated administrative expenses for the three months ended August 31, 2012 were $1,267,000 compared to $731,000 for the same period in 2011.  Year-to-date administrative expenses were $3,095,000 compared to $2,162,000 in 2011.  The increase is mainly due to management bonus expense accruals, which are tied to key performance measures.  Administrative expenses as a percentage of sales were 11.0% and 10.5% for the three- and nine-month periods ending August 31, 2012, compared to 7.9% and 9.9% for the same respective periods in 2011.

Net Income

Consolidated net income was $979,000 and $2,109,000 for the three- and nine-months ended August 31, 2012, compared to $1,020,000 and $826,000 for the same respective periods in 2011.  The changes to net income for the nine-months were primarily attributable to an increase in consolidated sales and improved gross profit in our Manufacturing and Scientific divisions.

Order Backlog

The consolidated order backlog net of discounts as of August 31, 2012 was $4,717,525 compared to $2,647,698 as of August 31, 2011 mainly due to increased orders from our modular buildings segment.  The agriculture products segment order backlog was $1,489,797 as of August 31, 2012, compared to $1,693,014 in fiscal 2011.  The backlog for the pressurized vessels segment was $441,789 as of August 31, 2012, compared to $380,864 in fiscal 2011. The backlog for the modular buildings segment was $2,786,539 as of August 31, 2012, compared to $574,030 in fiscal 2011. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our primary sources of funds for the nine months ended August 31, 2012 were income from operations, borrowings on our line of credit, and proceeds from term debt.  Those funds were primarily used to pay down our line of credit, finance working capital needs, and acquire the assets of Universal Harvester Co., Inc.  We have a $6,000,000 revolving Line of Credit with West Bank, pursuant to which we had borrowed $642,000 and $1,389,000 as of August 31, 2012 and November 30, 2011, respectively.  The Line of Credit is renewable annually and is scheduled to mature on April 30, 2013.  In addition, we have four term loans from West Bank, which had outstanding principal balances of approximately $2,532,000, $1,048,000, $1,191,000, and $1,937,000 as of August 31, 2012, respectively.  We have one term loan from U.S. Bank, which had an outstanding principal balance of approximately $852,000 as of August 31, 2012. We have also received funds pursuant to three promissory notes from the Iowa Department of Economic Development. These notes had outstanding principal balances of approximately $48,000, $18,000, and $49,000 as of August 31, 2012, respectively.  In May 2010, the Iowa Finance Authority extended us a loan to finance the purchase of a facility. As of August 31, 2012, the outstanding principal balance on this loan was approximately $1,057,000.  In September 2010, we obtained an interest-free $13,000 loan from the West Union Community Development Corporation, which requires annual principal payments of $4,333 on September 1 of 2011, 2012, and 2013.  On August 31, 2012, the outstanding principal balance on this loan was approximately $9,000.

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

Off Balance Sheet Arrangements

None.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The person serving as our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e), as of the end of the period subject to this Report. Based on this evaluation, the person serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified by the Securities and Exchange Commission’s rules and forms.

Changes to Internal Control over Financial Reporting

Effective September 5, 2012, Jason D. Feucht resigned as Chief Financial Officer of the Company and Carrie L. Majeski, the Company’s President and Chief Executive Officer, was appointed as interim Chief Financial Officer. Although having a separate Chief Financial Officer enhances internal controls over financing reporting, we have hired a separate Director of Finance and do not believe that having a combined Chief Executive Officer and interim Chief Financial Officer has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ART’S-WAY MANUFACTURING CO., INC.

Date: October 15, 2012	By:	/s/ Carrie L. Majeski
Carrie L. Majeski
President Chief Executive Officer and interim Chief Financial Officer

Art’s-Way Manufacturing Co., Inc.
Exhibit Index
Form 10-Q for the Quarterly Period Ending August 31, 2012

Exhibit No.	Description
10.1
Employment Agreement, by and between the Company and Dean Droegemueller, dated effective as of September 12, 2012 – incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed September 14, 2012

31.1	Certificate of Chief Executive Officer and interim Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith
32.1	Certificate of Chief Executive Officer and interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350 – filed herewith
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