Form 10-K
period 2012-11-30
ARTS WAY MANUFACTURING CO INC
filed 2013-02-27
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $18,527,114

As of February 7, 2013, there were 4,035,052 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2013 Annual Meeting of Stockholders to be filed within 120 days of November 30, 2012, are incorporated by reference into Part III of this Form 10-K.

Art’s-Way Manufacturing Co., Inc.

FORWARD LOOKING STATEMENTS

Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  Our forward-looking statements in this report relate to the following: the expected results for our Modular Building segment’s 2012 contracts; our intended areas of product focus;  our intent to strengthen our international presence; our expectations regarding fluctuations in backlogs; our beliefs regarding competitive factors and our competitive strengths; our expectations regarding sales, future production levels, delivery capabilities, and demand; our beliefs about the importance of intellectual property; our predictions regarding the impact of seasonality; our beliefs regarding the impact of the farming industry on our business; our expectations regarding the performance of our Pressurized Vessels segment; our beliefs about our working capital, cash position and ability to obtain or renew financing; our expectations regarding improvements to our facilities; and our intentions for paying dividends. Many of these forward-looking statements are located in this report under “Item 1. BUSINESS;” “Item 2. PROPERTIES” and “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” but they may appear in other sections as well.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded.  We cannot provide any assurance with respect to our future performance or results.  Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report. These factors include, but are not limited to: obstacles related to the integration of Universal Harvester Co., Inc. economic conditions that affect demand for our products; our ability to maintain compliance with our loan covenants, renew our line of credit and retain sufficient cash; the ability of our suppliers to meet our demands for raw materials and component parts; fluctuations in the price of raw materials, especially steel; our ability to predict and meet the demands of each market in which our segments operate; our ability to predict and respond to any seasonal fluctuations in demand; our ability to maintain intellectual property rights; the existence and outcome of product liability claims and other ordinary course litigation; changes in environmental, health and safety regulations and employment laws; our ability to retain our executive officers; the cost of complying with laws, regulations, and standards relating to corporate governance and public disclosure, and the demand such compliance places on management’s time; and loan covenant restrictions on our ability to pay dividends. We do not intend to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

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

We have organized our business into three operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies. Our agricultural products segment manufactures farm equipment under our own and private labels and includes the operations of our wholly-owned subsidiary, Universal Harvester by Art’s-Way, Inc., an Iowa corporation.  Our pressurized vessels segment manufactures pressure vessels through our wholly-owned subsidiary Art’s-Way Vessels, Inc., an Iowa corporation,  and our modular building segment manufactures modular buildings for various uses, commonly animal containment and research laboratories through our wholly-owned subsidiary, Art’s-Way Scientific, Inc., an Iowa corporation. For detailed financial information relating to segment reporting, see Note 17 to our financial statements in Item 8 of this report.

Business of Our Segments

Agricultural Products

Our Agricultural Products segment, which accounted for 67.8% of our net revenue in the 2012 fiscal year, manufactures a variety of specialized farm machinery under our own label, including: portable and stationary animal feed processing equipment and related attachments used to mill and mix feed grains into custom animal feed rations; a crop production line that includes grain drill equipment; a line of hay and forage equipment consisting of forage boxes, blowers, running gear, dump boxes and mergers; stalk shredders; a line of portable grain augers; a line of manure spreaders; sugar beet harvesting equipment; a line of land maintenance equipment; moldboard plows, potato harvesters, and reels for combines and swathers under UHC by Art’s-Way. We sell our labeled products through independent farm equipment dealers throughout the United States. In addition, we manufacture and supply silage  blowers and reels under original equipment manufacturer (OEM) agreements. Sales to our OEM customers accounted for 11% of our consolidated sales for the fiscal year ended November 30, 2012. We also provide after-market service parts that are available to keep our branded and OEM produced equipment operating to the satisfaction of the end user of our products.

Pressurized Vessels

Our Pressurized Vessels segment, which accounted for 5.7% of our net revenue in the 2012 fiscal year, is located in Dubuque, Iowa. This segment produces and sells pressurized vessels, both American Society of Mechanical Engineers (ASME) code and non-code. It provides a combination of services as a manufacturer and supplier of steel vessels and steel containment systems. We build in carbon steel and stainless steel, ranging from atmospheric (0 PSI) storage vessels up to any PSI pressure rating required. We provide vessels ranging in size from 4 inches to 168 inches in diameter and in various lengths as our customers require. The vessels are primarily sold to manufacturing facilities that will use the vessel as a component part of their end product. We primarily serve the following industries: water treatment; air receivers; refineries; co-generation; chemical; petrochemical; storage tanks; agriculture; marine; refrigeration; hydro pneumatic; heavy equipment; pharmaceuticals and mining. In addition to our role as a fabricator of vessels, we provide services including: custom CAD drawing; welding; interior linings and exterior finishing; passivation of stainless steel; hydrostatic and pneumatic testing; design, build and finishing of skids; installation of piping; non-destructive examination and heat treating.

Modular Buildings

Our Modular Buildings segment, which accounted for 26.5% of our net revenue in the 2012 fiscal year, is located in Monona, Iowa. This segment produces and sells modular buildings, which are custom designed to meet the specific research needs of our customers. The buildings we commonly produce range from basic swine buildings to complex containment research laboratories. We plan to continue our focus on providing research facilities for academic research institutions, government research and diagnostic centers, public health institutions and private research and pharmaceutical companies, as those are our primary market sectors. We provide services from start to finish by designing, manufacturing, delivering, installing or renting the building units.

Our Principal Products

Agricultural Products

From its beginnings as a producer of portable grinder mixers, our Agricultural Products segment has grown through developing several new products and with our acquisitions. In 2012, we acquired Universal Harvester Co., Inc. in Ames, Iowa. We are now selling reels for combines and swathers as UHC by Art’s-Way. Today, our Agricultural Products segment manufactures a wide array of products relating to feed processing, crop production, augers, spreaders, hay and forage, tillage and land management, potato harvesting, and sugar beet harvesting equipment.   We primarily manufacture products under the Art’s-Way, Miller Pro, Roda, M&W, Badger, and UHC by Art’s-Way brand names. Our Agricultural Products segment also maintains a small volume of OEM work for the industry’s leading manufacturers.

Grinder mixer line. The grinder mixer line represents our original product line. Our founder, Arthur Luscombe, designed the original PTO powered grinder-mixer prior to the Company’s inception. Grinder mixers are used to grind grain and mix in proteins for animal feed. They have several agricultural applications, and are commonly used in livestock operations. Our grinder mixers have wide swing radiuses to allow users to reposition the discharge tube from one side of the tank to the other in one step. Our 5105 grinder mixer offers a 105-bushel tank with a 20-inch hammermill. Our 6520 is the largest in the industry at 165-bushel tank with a 26-inch hammermill. It features self-contained hydraulics, and 10-inch discharge augers, which yields the fastest unload times in the industry. Our Cattle Maxx rollermill mixer products offer consistent feed grain rations for beef and dairy operations and are available in 105-bushel and 165-bushel capacities.

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

Augers line. Our portable grain auger models are available painted white or hot dipped galvanized. Rolling hopper augers are constructed from 12 gauge tube and ¼” flighting. These augers feature an internal drive with externally mounted gear boxes for proper venting and easier maintenance. Driveline augers are also available with either power take-off unit (PTO) or electric drive. These heavy-duty augers have a reversible gear box which permits PTO operation from either side.

Manure spreaders line. Roda manure spreaders are a well-known name with a rich tradition in the West North Central Region of the United States with the origin of the spreaders dating back to the 1950s. We offer vertical and horizontal beaters and rear discharge manure spreaders in both truck-mount and pull-type configurations. Our products are ideal for spreading livestock manure, compost and lime. These spreaders boast a heavy-duty and rugged design with one of the best spread patterns in the industry, allowing for efficient and consistent nutrient and land management.

Reels line. In May of 2012 we purchased the assets of Universal Harvester Co., Inc. and began selling reels as UHC by Art’s-Way. These reels have a unique flip over action for self-cleaning in adverse conditions. They are manufactured with extruded aluminum creating a light weight yet strong reel.

Pressurized Vessels

We build vessels in carbon steel and stainless steel, ranging from atmospheric (0 PSI) storage vessels up to any PSI pressure rating required. Sizes range from 4” to 168” diameter and larger and to any length of vessel the customer requires.

Modular Buildings

We supply laboratories for bio-containment, animal science, public health, and security requirements. We custom design, manufacture, deliver, and install laboratories and research facilities to meet customers’ critical requirements. In addition to selling these facilities, we also offer a lease option to customers in need of temporary facilities.

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

We currently export products to four foreign countries. We have been shipping grinder mixers abroad since 2006, and have exported portable rollermills as well. We look forward to strengthening these relationships and developing new international markets as well.

Backlog. Our backlogs of orders vary on a daily basis. As of February 5, 2013, our Pressurized Vessels segment had approximately $635,000 of backlog, our Modular Buildings segment had approximately $919,000 of backlog and our Agricultural Products segment had a net backlog of approximately $10,304,000. Because we expect that our order backlogs will continue to fluctuate as orders are received, filled, or cancelled, and due to dealer discount arrangements we may enter into from time to time, these figures are not necessarily indicative of future revenue.

Recent Product Developments

During 2012, development in our Agricultural Products segment consisted of a newly designed rear steer option for our grader that went into production late 2012. We are also in the process of updating our 6520 grinder mixer.

    Our Pressurized Vessels and Modular Building segments complete projects based on customer specifications, so we did not engage in significant product developments for these segments during 2012.

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

Agricultural Products

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

While our larger competitors may have resources greater than ours, we believe we compete effectively in the farm equipment industry by serving smaller markets in specific product areas rather than directly competing with larger competitors across an extensive range of products. Our Agricultural Products segment caters to niche markets in the agricultural industry. We do not have a direct competitor that has the same product offerings that we do. Instead, each of our product lines competes with similar products of many other manufacturers. Some of our product lines face greater competition than others, but we believe that our products are competitively priced with greater diversity than most competitor product lines. Other companies produce feed processing equipment, sugar beet harvesting and defoliating equipment, grinders, shredders and other products similar to ours; therefore, we focus on providing the best product available at a reasonable price. Overall, we believe our products are competitively priced with above average quality and performance, in a market where price, product performance and quality are principal elements.

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

Pressurized Vessels

Competition in the pressurized vessel industry is intense. It is critical in this business to deliver a quality product on a timely basis. We worked diligently during 2012 to deliver a quality product and improve our reputation in the industry. Our sales are increasing and we have more repeat customers. We believe we are positioned to have a profitable year in 2013.

We believe the main competitive strength of our Pressurized Vessels segment is our ability to provide products and services under one entity. Often, the services provided by this segment are handled by two or more of our competing suppliers. We have the ability to fabricate pressurized vessels to our customers’ specifications, and we also provide a variety of services before and after installation. Our high quality products and services save our customers time in an industry where time and quality are of utmost importance.

Modular Buildings

We expect continued competition from our Modular Buildings segment’s existing competitors as well as competition from new entrants into the modular building market. To some extent, we believe barriers to entry in the modular building industry limit the competition we face in the industry. Barriers to entry in the market consist primarily of access to capital, access to a qualified labor pool, and the bidding process that accompanies many jobs in the health and education markets. Despite these barriers, manufacturers who have a skilled work force and adequate production facilities could adapt their manufacturing facilities to produce modular structures.

We believe the competitive strength of our Modular Buildings segment is our ability to design and produce high-tech modular buildings more quickly than conventional design/build firms. Conventional design/build construction may take two to five years, while our modular laboratories can be delivered in as little as six months.  As one of the few companies in the industry to supply turnkey modular buildings and laboratories, we believe we provide high quality buildings at reasonable prices that meet our customers’ time, flexibility and security expectations.

Raw Materials, Principal Suppliers and Customers

Raw materials for our various segments are acquired from domestic and foreign sources and normally are readily available. Currently, we purchase the lifter wheels used to manufacture our sugar beet harvesters from a supplier located in China. We also purchase rake tines and gearboxes from a supplier in Italy. However, these suppliers are not principal suppliers and there are alternative sources for these materials.

We have an original equipment manufacturer (OEM) supplier agreement with Case New Holland (CNH) for our Agricultural Products segment. Under the OEM agreement, we have agreed to supply CNH’s requirements for certain feed processing and service parts, primarily blowers, under CNH’s label. The agreement has no minimum requirements and can be cancelled upon certain conditions. The initial term of the agreement with CNH ran through September 2006, but the agreement continues in force until terminated or cancelled. We have not terminated or cancelled the agreement as of November 30, 2012. We also sell reels to Honey Bee and Agco under an OEM agreement. For the years ended November 30, 2012 and 2011, sales to OEM customers were approximately 11% and 2% of consolidated sales, respectively.

We do not rely on sales to one customer or a small group of customers. However, during the year ended November 30, 2012, one customer did account for approximately 25% of consolidated revenues. This was a customer of our Modular Building segment. During the years ended November 30, 2012 and November 30, 2011, another customer accounted for approximately 12% and 8% of consolidated revenues, respectively. This was a customer of our Agricultural Products segment.

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

We pay royalties for our use of certain manufacturing rights. Under our OEM and royalty agreement with CNH, CNH sold us the license to manufacture, sell and distribute certain plow products designed by CNH and their replacement and component parts. We pay semi-annual royalty payments based on the invoiced price of each licensed product and service part we sell. Under our royalty agreement with Roda, we pay annual royalty payments based on the invoiced price for each product and service parts we sell. Our royalty agreement with M&W requires us to pay royalties on a quarterly basis.

Research and Development Activities

Our Agricultural Products segment is continually engaged in research and development activities to improve and enhance our existing products. We perform research and development activities internally, and the cost of our research and development activities is not borne by our customers. Our research and development expenses are cyclical; they may be high in one year, but would tend to be lower the next, with an increase in production expenses as our new ideas are manufactured. Research and development expenses during our 2012 fiscal year accounted for $125,000 of our total consolidated engineering expenses, compared to $175,000 during our 2011 fiscal year.

Our Pressurized Vessels segment produces custom tanks and vessels that are manufactured in accordance with specifications provided by our customers. Similarly, our Modular Buildings segment designs modular buildings in accordance with customer specifications.

Government Relationships and Regulations; Environmental Compliance

Our Modular Buildings segment must design, manufacture and install its modular buildings in accordance with state building codes, and the company has been able to achieve the code standards in all instances. In addition, we are subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of materials into the environment.

Employees

As of November 30, 2012, we employed approximately one-hundred sixty one employees in our Agricultural Products segment, two of whom were employed on a part-time basis. As of the same date, we had approximately sixteen full-time employees in our Pressurized Vessels segment. In addition, our Modular Buildings segment employed approximately seventeen employees, two of whom worked on a part-time basis. We experience immaterial fluctuations in employee levels based upon demand for our product lines, and the numbers provided above do not necessarily represent our peak employment during our 2012 fiscal year. See “Item 2. PROPERTIES.”

Item 1A.   RISK FACTORS

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 1B.   UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2.  PROPERTIES.

Our executive offices, production and warehousing facilities are located in Armstrong, Iowa. These facilities were constructed after 1965 and remain in fair condition. The facilities in Armstrong contain approximately 249,000 square feet of usable space, which includes a 9,200 square foot addition built in fiscal 2009. During fiscal year 2008, we installed approximately 40,100 square feet of raised steel roofing at a cost of $300,000. During fiscal year 2010, we updated and remodeled the roof over the 15,000 square feet of office area at a cost of $146,000.  During fiscal year 2012, we installed approximately 25,000 square feet of raised roofing at a cost of $195,000. We plan to complete the reroofing project over the next several years. In addition, we own approximately 127 acres of land west of Armstrong, on which the factory and inventory storage space is situated. We had been leasing approximately 88 acres of excess land to third parties for farming. We sold this excess land in December of 2012.  See Note 18 to “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”.

To better utilize our production facilities, our auger production was moved from our Salem, South Dakota facility to our West Union, Iowa production facility in July 2011. The Salem, South Dakota facility was sold in December 2012.  See Note 18 to “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”.

We purchased an office, production and warehousing facility located in West Union, Iowa on approximately 29 acres in fiscal 2010. The property is in good condition and contains approximately 190,000 square feet of usable space.

In the connection with the acquisition of certain assets of Universal Harvester Co., Inc. (UHC) in May 2012, the Company also purchased the land and building used for manufacturing of the products sold by UHC, located in Ames, Iowa. The building contains approximately 41,640 square feet of usable space and is in good condition. The purchased land is approximately 10 acres.

We completed construction on a new facility for our Pressurized Vessels segment in Dubuque, Iowa as of February 2008. The facility is 34,450 square feet, steel-framed, with a crane that runs the length of the building. A paint booth and a blast booth were installed in the first quarter of 2009. The facility provides the capacity needed to increase production, and we expect that production levels will continue to increase in the future.

We completed construction in November 2007 of our facility in Monona, Iowa, which houses the manufacturing for our Modular Buildings segment. The previous facility was completely destroyed by fire in January 2007. The new facility was custom-designed to meet our production needs. It has approximately 50,000 square feet and accommodates a sprinkler system and crane.

Our Ames, Iowa property is subject to a mortgage granted to U.S. Bank as security for the loan issued to purchase the property. All of our remaining real property is subject to mortgages granted to West Bank as security for our long-term debt. See “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Capital Resources and Credit Facilities” for more information.

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

	Common Stock High and Low Sales Prices Per Share by Quarter
	Fiscal Year Ended November 30, 2012		Fiscal Year Ended November 30, 2011
	High	Low	High	Low
First Quarter	$9.69	$5.06	$15.95	$9.11
Second Quarter	$7.99	$6.40	$11.34	$7.20
Third Quarter	$8.80	$6.15	$9.33	$4.80
Fourth Quarter	$7.00	$5.23	$7.07	$5.02

Stockholders

We have one class of $0.01 par value common stock. As of November 30, 2012, we had 100 stockholders of record. As of February 7, 2013, we had 98 stockholders of record.

Dividends

On November 9, 2012, we announced a dividend of $0.10 per share that was paid on November 30, 2012 to stockholders of record as of November 19, 2012. On November 8, 2011 we announced a dividend of $0.06 per share that was paid on November 30, 2011 to stockholders of record as of November 11, 2011. We expect that the payment of and the amount of any future dividends will depend on our financial condition at that time.

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

Financial Position

We believe that our consolidated balance sheet indicates a strong financial position. During fiscal year 2012, we increased our current liabilities by 30.4%, and long-term liabilities by 25.19% for a total increase of approximately $3,033,000. We paid down $1,389,000 on our line of credit and increased net term debt by $2,010,000. Total current assets increased by approximately 20.3% or $3,385,000. We expect our repayment of our line of credit and a portion of our term debt, along with our access to capital, will continue to free up future cash for equipment investments, acquisitions, or additional debt pay down. We believe our working capital is strong as we move into 2013, because we have obtained prepayments for a portion of our equipment sales and we currently have no borrowings on a $6,000,000 line of credit as of November 30, 2012.

Additionally, on May 10, 2012, we acquired the assets of Universal Harvester Co., Inc. (UHC) consisting of inventory, equipment, land, building, goodwill and intangible assets. UHC manufactured pickup reels for combines and swathers. We hired the existing UHC operational team on May 11, 2012 to continue the manufacturing of pickup reels. The acquired assets and operations are included in our Agricultural Products segment. For additional information on this acquisition, please see Note 14 to “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

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

We believe that the following discussion represents the most critical accounting policies and estimates used in the preparation of our consolidated financial statements, although it is not inclusive.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is entirely dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

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

In certain circumstances, upon the customer’s written request, we may recognize revenue when production is complete and the good is ready for shipment. At the buyer’s request, we will bill the buyer upon completing all performance obligations, but before shipment. The buyer dictates that we ship the goods per their direction from our manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that we will segregate the goods from our inventory, such that they are not available to fill other orders. This agreement also specifies that the buyer is required to purchase all goods manufactured under this agreement. Title of the goods will pass to the buyer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the buyer, and the buyer agrees to maintain insurance on the manufactured items that have not yet been shipped. We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both buyer and seller. The credit terms on this agreement are consistent with the credit terms on all other sales. All risks of loss are shouldered by the buyer, and there are no exceptions to the buyer’s commitment to accept and pay for these manufactured goods. Revenues recognized at the completion of production in 2012 and 2011 were approximately $937,000 and $532,000, respectively.

Our Modular Buildings segment is in the construction industry, and, as such, accounts for long-term contracts on the percentage-of-completion method. Revenue and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Contract losses are recognized when current estimates of total contract revenue and contract cost indicate a loss. Estimated contract costs include any and all costs appropriately allocable to the contract. The provision for these contract losses will be the excess of estimated contract costs over estimated contract revenues.

Costs and profit in excess of amounts billed are classified as current assets and billings in excess of cost and profit are classified as current liabilities.

Stock-Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. We estimate the fair value of each stock-based award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate and dividend yield. Restricted stock awards are valued at market value at day of grant.

Results of Operations

Fiscal Year Ended November 30, 2012 Compared to Fiscal Year Ended November 30, 2011

Our consolidated net sales totaled $36,457,000 for the fiscal year ended November 30, 2012, which represents a 32.0% increase from our consolidated net sales of $27,620,000 in 2011. Our consolidated gross profit increased from 25.4% in 2011 to 27.5% in 2012 or from $7,007,000 to $10,032,000, respectively. Our consolidated expenses increased by 12.4%, from $5,077,000 in 2011 to $5,704,000 in 2012. Because the majority of our corporate general and administrative expenses are borne by our Agricultural Products segment, that segment represented $4,572,000 of our total consolidated operating expenses, while our Pressurized Vessels and Modular Buildings segments represented $273,000 and $859,000 of the total, respectively.

Our consolidated operating income for the 2012 fiscal year was $4,328,000, which represents a 124% increase from our consolidated operating income of $1,930,000 for the 2011 fiscal year. Our Agricultural Products and Modular Buildings segments provided operating income of $2,373,000 and $2,082,000, respectively, in 2012.  Our Pressurized Vessels segment had an operating loss of $(127,000).

Consolidated net income for the 2012 fiscal year was $2,665,000, compared to $1,249,000 in the 2011 fiscal year, an increase of $1,416,000, or 113.4%. This increase is primarily a result of the increase in net sales and operating income in the Agricultural Products and Modular Buildings segments, as discussed below. Our effective tax rates for the years ending November 30, 2012 and 2011 were 33.2% and 21.0%, respectively, an increase of 12.2%. The 12.2% increase was due to reduction of R&D tax credits and effect of prior year adjustments recognized in fiscal year 2011.

Agricultural Products. Our Agricultural Products segment’s sales revenue for the fiscal year ended November 30, 2012 was $24,720,000, compared to $22,614,000 during the same period of 2011, an increase of $2,106,000, or 9.3%. The increase in sales was due to the acquisition of Universal Harvester Co., Inc. and the associated product lines. Total sales revenue from the new brand, UHC by Art’s-Way, starting at our purchase date of May 10, 2012 to November 30, 2012 was $3,087,000. Offsetting this increase was a $986,000 decrease in revenue in our potato harvesting line. Gross profit for the fiscal year ended November 30, 2012 was 28.1%, compared to 28.7% for the same period in 2011. This decrease in margin was due to changes in product mix.

Our Agricultural Products segment’s operating expenses for the fiscal year ended November 30, 2012 were $4,572,000, compared to $4,052,000 for the same period in 2011, an increase of $520,000 or 12.8%. This segment’s operating expenses for the fiscal year ended November 30, 2012 were 18.5% of sales, compared to 17.9% of sales for the same period in 2011. The increases in operating expenses are due to an increase in accrued bonuses, as well as increased operating expenses due to the addition of UHC by Art’s-Way. Total income from operations for our Agricultural Products segment during the fiscal year ended November 30, 2012 was $2,373,000, compared to $2,428,000 for the same period in 2011, a decrease of $55,000 or 2.3%.

Pressurized Vessels. Our Pressurized Vessels segment’s net sales for the fiscal year ended November 30, 2012 were $2,091,000, compared to $1,797,000 for the same period in 2011, an increase of  $294,000, or 16.3%. This increase is attributable to higher sales volume. We have been working diligently to improve the consistency of our quality of goods and delivery of product. These improvements have helped us to capture additional sales as well as retain repeat customers. Fiscal year 2012 gross margin was 7.0% compared to (6.2%) as of November 30, 2011. The production manager hired during the first quarter of 2011 has improved our ability to track cost and revenue on a per-job basis.

Modular Buildings. Our Modular Buildings segment’s net sales for the fiscal year ended November 30, 2012 were $9,645,000, compared to $3,209,000 for the same period in 2011, an increase of $6,436,000, or 200.6%. Late in 2011 we secured a large job with Whiting Turner to produce a facility for Stanford University for approximately $9,000,000. That project significantly increased our sales in 2012. It is unlikely that we will be able to maintain 2012 sales levels going forward. Gross profit for the fiscal year ended November 30, 2012 was $2,941,000 compared to $638,000 during the same period of 2011, an increase of $2,303,000, or 361.0%. The increase was primarily attributable to revenue from an approximately $7 million installation fabrication and delivery contract executed in January 2012 related to the job with Whiting Turner and an approximately $1.7 million installation contract executed in April 2012 for the same job. Scientific was hired to design, fabricate, and install twenty-four modular units over the course of approximately one year for one of the world’s leading research and teaching institutions. Operating expenses for the fiscal year ended November 30, 2012 were $859,000 compared to $689,000 for the same period in 2011, an increase of $170,000, or 24.7%. This increase is primarily attributable to the increase production activity. As a percentage of sales our operating expenses were 8.9% in 2012 compared to 21.4% in 2011. Income from operations for the fiscal year ended November 30, 2012 was $2,082,000 compared to net operating loss of $(50,000) for the same period in 2011, an increase of $2,132,000, which is a result of the fabrication and delivery contract and installation contract mentioned above.

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

Liquidity and Capital Resources

    Our main source of funds during fiscal 2012 was cash from operating activities, which totaled $5,004,000 for the fiscal year ending November 30, 2012. Approximately $748,000 of cash used by operations resulted from the increase of accounts receivable, and $131,000 resulted from the increase of inventories. Accounts payable and accrued liabilities increased by $2,388,000. Art’s-Way used $800,000 of cash to update facilities, equipment, and invest in assets for leases. Art’s-Way also used $2,663,000 in cash to pay down the line of credit, notes payable, and to pay dividends to its shareholders.

We have a $6,000,000 revolving line of credit with West Bank, pursuant to which we had borrowed $0 and $1,389,000 as of November 30, 2012 and November 30, 2011, respectively. In addition, we have four term loans from West Bank, which had outstanding principal balances of $2,435,000, $1,027,000, $1,168,000 and $1,875,000 as of November 30, 2012. We have also received funds pursuant to three promissory notes from the Iowa Department of Economic Development. These notes had outstanding principal balances of $42,000, $15,000, and $49,000 as of November 30, 2012. We have obtained two loans relating to our production facility in West Union, Iowa. The Iowa Finance Authority loan balance was $1,027,000 as of November 30, 2012. The interest-free loan from the West Union Community Development Corporation had a balance of $4,000 as of November 30, 2012.

We also obtained a loan from US Bank related to acquiring the Ames, Iowa facility and land used by Universal Harvester Co., Inc. This loan had a balance of $824,000 as of November 30, 2012.

Our loans require us to comply with various covenants, including maintaining certain financial ratios and obtaining prior written consent from West Bank for any investment in, acquisition of, or guaranty relating to another business or entity. We were in compliance with all covenants as of November 30, 2012.

For additional information about our financing activities, please refer to Note 8 to the audited consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

The following table represents our working capital and current ratio for the past two fiscal years:

	Fiscal Year Ended
	November 30, 2012	November 30, 2011
Current Assets	20,080,591	$16,695,555
Current Liabilities	5,959,004	4,570,473
Working Capital	14,121,587	$12,125,082

Current Ratio	3.37	3.65

We believe that our current financing arrangements provide sufficient cash to finance operations for the next 12 months. We expect to continue to rely on cash from financing activities to supplement our cash flows from operations in order to meet our liquidity and capital expenditure needs in the near future. We expect to continue to be able to procure financing upon reasonable terms.

Contractual Obligations Table

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 years
Long-Term Debt Obligations	$9,657,905	$1,464,637	$2,865,358	$4,928,258	$399,652
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities	-	-	-	-	-
Totals	$9,657,905	$1,464,637	$2,865,358	$4,928,258	$399,652
Amounts in table include principle and interest.

Off Balance Sheet Arrangements

None.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Art's-Way Manufacturing Co., Inc.
Armstrong, Iowa

We have audited the accompanying consolidated balance sheets of Art's-Way Manufacturing Co., Inc. and Subsidiaries as of November 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Art's-Way Manufacturing Co., Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits  included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express such an opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Art's-Way Manufacturing Co., Inc. and Subsidiaries as of November 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Fargo, North Dakota
February 26, 2013

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Balance Sheets

Assets	November 30, 2012	November 30, 2011
Current assets:
Cash	$1,546,609	$118,924
Accounts receivable-customers, net of allowance for doubtful accounts of $27,958 and $49,583 in 2012 and 2011, respectively	2,778,007	2,030,369
Inventories, net	14,327,482	13,249,105
Deferred taxes	1,061,806	933,497
Cost and Profit in Excess of Billings	102,058	164,730
Other current assets	309,800	198,930
Total current assets	20,125,762	16,695,555
Property, plant, and equipment, net	9,562,698	8,085,719
Assets held for lease, net	340,979	452,441
Assets held for sale, net	205,508	186,362
Covenant not to Compete, net	-	60,000
Goodwill and other Intangibles	993,729	375,000
Total assets	$31,228,676	$25,855,077
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$-	$1,388,965
Current portion of term debt	1,165,177	712,962
Accounts payable	654,322	341,738
Customer deposits	232,300	338,484
Billings in Excess of Cost and Profit	1,125,666	74,052
Accrued expenses	1,960,240	1,363,276
Income taxes payable	821,300	350,996
Total current liabilities	5,959,005	4,570,473
Long-term liabilities
Deferred taxes	897,492	810,904
Long Term debt, excluding current portion	7,300,957	5,743,159
Total liabilities	14,157,454	11,124,536
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares and 0 shares in 2012 and 2011; issued and outstanding 0 shares in 2012 and 2011.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 and 5,000,000 shares in 2012 and 2011; issued and outstanding 4,035,052 and 4,025,852 shares in 2012 and 2011	40,351	40,259
Additional paid-in capital	2,540,320	2,461,233
Retained earnings	14,490,551	12,229,049
Total stockholders’ equity	17,071,222	14,730,541
Total liabilities and stockholders’ equity	$31,228,676	$25,855,077

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Year Ended
	November 30, 2012	November 30, 2011
Net sales	$36,456,830	$27,619,760
Cost of goods sold	26,424,567	20,612,750
Gross profit	10,032,263	7,007,010
Expenses:
Engineering	331,061	433,766
Selling	1,611,215	1,703,072
General and administrative	3,762,162	2,940,408
Total expenses	5,704,438	5,077,246
Income from operations	4,327,825	1,929,764
Other income (expense):
Interest expense	(413,594)	(428,538)
Other	73,796	79,708
Total other income (loss)	(339,798)	(348,830)
Income before income taxes	3,988,027	1,580,934
Current tax expense	1,364,661	201,632
Deferred tax expense	(41,721)	130,407
Net income	$2,665,087	$1,248,895

Net income per share:
Basic net income (loss) per share	$0.66	$0.31
Diluted net income (loss) per share	$0.66	$0.31

Weighted average outstanding shares used to compute basic net income per share	4,032,643	4,018,196

Weighted average outstanding shares used to compute diluted net income per share	4,049,516	4,049,268

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Cash Flows

	Year Ended
	November 30, 2012	November 30, 2011
Cash flows from operations:
Net income	$2,665,087	$1,248,895
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	34,519	58,311
Impairment of asset available for sale	94,647	-
Depreciation expense	792,910	720,169
Amortization expense	60,000	60,000
Bad debt expense	(7,654)	(19,995)
Deferred income taxes	(41,721)	130,407
Changes in assets and liabilities net of Universal Harvester acquisition:
(Increase) decrease in:
Accounts receivable	(739,984)	483,250
Inventories	(130,617)	546,711
Other current assets	(110,870)	46,844
Increase (decrease) in:
Accounts payable	312,584	(666,950)
Contracts in progress, net	1,114,286	124,490
Customer deposits	(106,184)	(102,404)
Income taxes payable	470,304	(243,820)
Accrued expenses	596,964	(17,822)
Net cash provided by operating activities	5,004,271	2,368,086
Cash flows from investing activities:
Purchases of property, plant, and equipment	(799,598)	(859,324)
Net change in asset held for lease	-	(232,861)
Purchase of assets of Universal Harvester	(3,003,565)	-
Net cash (used in) investing activities	(3,803,163)	(1,092,185)
Cash flows from financing activities:
Proceeds from (repayments of) line of credit borrowings, net	(1,388,965)	(695,035)
Payments of notes payable to bank	-	(611,923)
Proceeds from term debt	2,880,000	-
Repayment of term debt	(869,987)	-
Proceeds from the exercise of stock options	9,110	74,429
Dividends paid to stockholders	(403,585)	(241,551)
Net cash provided by (used in) financing activities	226,573	(1,474,080)
Net increase (decrease) in cash	1,427,681	(198,179)
Cash at beginning of period	118,924	317,103
Cash at end of period	$1,546,605	$118,924

Supplemental disclosures of cash flow information:
Cash paid/(received) during the period for:
Interest	$411,737	$432,131
Income taxes	1,045,614	485,144

Universal Harvester acquisition:
Inventories	$947,760	$-
Equipment, tools and dies	364,053	-
Goodwill and intagible assets	618,729	-
Land and Building	1,108,573	-
Non-Cash Activity: Stock issued for purchase of assets	(35,550)
Cash paid	3,003,565	-

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Stockholders' Equity
Years Ended November 30, 2012 and 2011

	Common Stock		Additional
	Number of		paid-in	Retained
	shares	Par value	capital	earnings	Total

Balance, November 30, 2010	4,008,352	$40,084	$2,328,668	$11,221,705	$13,590,457
Exercise of stock options	17,500	175	74,254	-	74,429
Stock based compensation	-	-	58,311	-	58,311
Dividends paid, $0.06 per share	-	-	-	(241,551)	(241,551)
Net income	-	-	-	1,248,895	1,248,895
Balance, November 30, 2011	4,025,852	$40,259	$2,461,233	$12,229,049	$14,730,541
Exercise of stock options	2,000	20	9,090	-	9,110
Stock based compensation	2,200	22	34,497	-	34,519
Shares issued for purchase of UHC	5,000	50	35,500	-	35,550
Dividends paid, $0.10 per share	-	-	-	(403,585)	(403,585)
Net income	-	-	-	2,665,087	2,665,087
Balance, November 30, 2012	4,035,052	$40,351	$2,540,320	$14,490,551	$17,071,222

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

Art’s-Way Manufacturing Co., Inc.
Notes to Consolidated Financial Statements

(1)         Summary of Significant Accounting Policies

(a) Nature of Business

Art’s-Way Manufacturing Co., Inc. is primarily engaged in the fabrication and sale of specialized farm machinery in the agricultural sector of the United States. Primary product offerings include: portable and stationary animal feed processing equipment; hay and forage equipment; sugar beet harvesting equipment; land maintenance equipment; a line of portable grain augers; a line of manure spreaders; moldboard plows and a line of reels. The Company sells its labeled products through independent farm equipment dealers throughout the United States. In addition, the Company manufactures and supplies hay blowers to original equipment manufacturers (OEMs). The Company also provides after-market service parts that are available to keep its branded and OEM produced equipment operating to the satisfaction of the end user of the Company’s products.

On May 10, 2012 the Company acquired the assets of Universal Harvester Co., Inc. consisting of inventory, equipment, land, building, goodwill and intangible assets. Universal Harvester Co., Inc. manufactured pickup reels for combines and swathers. The existing Universal Harvester Co., Inc. operational team was hired on May 11, 2012 to continue the manufacturing of pickup reels. The acquired assets and operations are reported with our agricultural products segment including the Company’s wholly-owned subsidiary, Universal Harvester by Art’s-Way, Inc. For detailed financial information related to the acquisition, see Note 14, “Acquisitions”.

Our Pressurized Vessels segment is primarily engaged in the fabrication and sale of pressurized vessels and tanks through the Company’s wholly-owned subsidiary, Art’s-Way Vessels, Inc. This segment provides a combination of services as a manufacturer and supplier of steel vessels and steel containment systems. The vessels are primarily sold to manufacturing facilities that will use the vessel as a component part of their end product. In addition to its role as a fabricator of vessels, it provides services including: custom CAD drawing; welding; interior linings and exterior finishing; passivation of stainless steel; hydrostatic and pneumatic testing; design, build and finishing of skids; installation of piping; non-destructive examination and heat treating.

Our Modular Buildings segment is primarily engaged in the construction of modular laboratories and animal housing facilities through the Company’s wholly-owned subsidiary, Art’s-Way Scientific, Inc. Buildings commonly produced range from basic swine buildings to complex containment research laboratories. This segment also provides services relating to the design, manufacturing, delivering, installation and renting of the building units that it produces.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of Art’s-Way Manufacturing Co., Inc. and its wholly-owned subsidiaries, Universal Harvester by Art’s-Way, Inc., Art’s-Way Vessels, Inc. and Art’s-Way Scientific, Inc. Art’s-Way Vessels became active in October 2005 after purchasing certain assets of Vessel Systems, Inc., while Art’s-Way Scientific, Inc. became active in August 2006 after purchasing certain assets of Tech Space, Inc. Universal Harvester by Art’s-Way was formed in 2012 in connection with the Company’s acquisition of certain assets of Universal Harvester Co., Inc. All material inter-company accounts and transactions are eliminated in consolidation.

(c) Cash Concentration

The Company maintains several different accounts at three different banks, and balances in these accounts are periodically in excess of federally insured limits. However, management believes the risk of loss to be low.

(d) Customer Concentration

During the year ended November 30, 2012, one customer did account for approximately 25% of consolidated revenues. This was a customer of our Modular Building segment. In addition, during the years ended November 30, 2012 and November 30, 2011, another customer accounted for approximately 12% and 8% of consolidated revenues, respectively. This was a customer of our Agricultural Products segment.

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

Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Trade receivables are stated at the amount billed to the customer. The Company charges interest on overdue customer account balances at a rate of 1.5% per month. Payments of trade receivables are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

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

(h) Lessor Accounting

Modular buildings held for short term lease by our Modular Buildings segment are recorded at cost.  Amortization of the property is calculated over the useful life of the building. Estimated useful life is five years. Lease revenue is accounted for on a straight-line basis over the term of the related lease agreement.

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

The Company shall classify interest and penalties to be paid on an underpayment of taxes as income tax expense. The Company files income tax returns in the U.S. federal jurisdiction and various states.  The company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years ended before November 30, 2009.

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

In certain circumstances, upon the customer’s written request, we may recognize revenue when production is complete and the good is ready for shipment. At the buyer’s request, we will bill the buyer upon completing all performance obligations, but before shipment. The buyer dictates that we ship the goods per their direction from our manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that we will segregate the goods from our inventory, such that they are not available to fill other orders. This agreement also specifies that the buyer is required to purchase all goods manufactured under this agreement. Title of the goods will pass to the buyer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the buyer, and the buyer agrees to maintain insurance on the manufactured items that have not yet been shipped. The Company has operated using bill and hold agreements with certain customers for many years. The credit terms on this agreement are consistent with the credit terms on all other sales. All risks of loss are shouldered by the buyer, and there are no exceptions to the buyer’s commitment to accept and pay for these manufactured goods. Revenues recognized at the completion of production in 2012 and 2011 were $936,000 and $532,000, respectively.

Our Modular Buildings segment is in the construction industry, and as such accounts for long-term contracts on the percentage of completion method. Revenue and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Contract losses are recognized when current estimates of total contract revenue and contract cost indicate a loss. Estimated contract costs include any and all costs appropriately allocable to the contract. The provision for these contract losses will be the excess of estimated contract costs over estimated contract revenues.

Costs and profit in excess of amounts billed are classified as current assets and billings in excess of cost and profit are classified as current liabilities.

(l)	Research and Development

Research and development costs are expensed when incurred. Such costs approximated $125,000 and $175,000 for the years ended November 30, 2012 and 2011, respectively.

(m) Advertising

Advertising costs are expensed when incurred. Such costs approximated $256,000 and $242,000 for the years ended November 30, 2012 and 2011, respectively.

(n) Income Per Share

Basic net income per common share has been computed on the basis of the weighted average number of common shares outstanding. Diluted net income per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.

Basic and diluted earnings per common share have been computed based on the following as of November 30, 2012 and 2011:

	For the year ended
	November 30, 2012	November 30, 2011
Basic:
Numerator: Net income	2,665,087	1,248,895
Denominator: Average number of common shares outstanding	4,032,643	4,018,196
Basic earnings per common share	$0.66	$0.31

Diluted:
Numerator: Net income	2,665,087	1,248,895
Average number of common shares outstanding	4,032,643	4,018,196
Effect of dilutive stock options	16,873	31,072
Denominator: Dilutive average number of common shares outstanding	4,049,516	4,049,268
Diluted earnings per common share	$0.66	$0.31

(o) Stock Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. We estimate the fair value of each stock-based award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate and dividend yield. Restricted stock is valued at market value at the day of grant.

(p)	Use of Estimates

Management of the Company has made a number of estimates and assumptions related to the reported amount of assets and liabilities, reported amount of revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. These estimates include the valuation of the Company’s accounts receivable, inventories, percent completion, warranty accrual and realizability of the deferred tax assets. Actual results could differ from those estimates.

(q)	Recently Issued Accounting Pronouncements

Fair Value Measurements Update

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS’s” that amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements. The amendments in this update achieve the objective of developing common fair value measurement and disclosure requirements, as well as improving consistency and understandability. Some of the requirements clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. The company has not completed the adoption of this standard and the company does not expect this standard to have a material impact on our consolidated financial statements.

Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statements of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The Company has not completed the adoption of this standard and the Company does not expect this standard to have material impact on our consolidated financial statements.

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

Goodwill Impairment Testing

In December 2010, the FASB issued standards on testing goodwill and other intangible assets impairment which is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The objective of this Update is to address questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. The amendment will affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption permitted. The adoption of this standard has not had a material impact on our consolidated financial statements.

In September 2011, the FASB issued standards to address concerns about the cost and complexity of performing the first step of the two-step goodwill impairment test required under Topic 350, Intangibles-Goodwill and Other. The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The adoption of this standard has not had a material impact on our consolidated financial statements.

Disclosure of Supplementary Pro Forma Information for Business Combinations

In December 2010, the FASB issued standards which state that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The amendments in this Update clarify the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The Company has adopted the standards.

(2)           Allowance for Doubtful Accounts

A summary of the Company’s activity in the allowance for doubtful accounts is as follows:

	November 30, 2012	November 30, 2011
Balance, beginning	$49,583	$114,834
Provision charged to expense	(7,654)	(19,995)
Less amounts charged-off	(13,971)	(45,256)
Balance, ending	$27,958	$49,583

(3)           Inventories

Major classes of inventory are:

	November 30, 2012	November 30, 2011
Raw materials	$8,466,060	$7,623,095
Work in process	632,969	394,158
Finished goods	7,694,528	7,982,192
	$16,793,557	15,999,445
Less: Reserves	(2,466,075)	(2,750,340)
	$14,327,482	$13,249,105

(4)            Contracts in Progress

Amounts included in the consolidated financial statements related to uncompleted contracts are as follows:

The amounts billed on these long term contracts are due 30 days from invoice date. All amounts billed are expected to be collected within the next 12 months. Retainage was $173,360 and $84,208 as of November 30, 2012 and 2011, respectively.

	Cost and Profit in Excess of Billings	Billings in Excess of Costs and Profit
November 30, 2012
Costs	$127,858	$4,994,950
Estimated earnings	42,200	2,932,023
	170,058	7,926,973
Less: amounts billed	(68,000)	(9,052,639)
	$102,058	$(1,125,666)

November 30, 2011
Costs	$1,275,286	$271,593
Estimated earnings	604,199	135,785
	1,879,485	407,378
Less: amounts billed	(1,714,755)	(481,430)
	$164,730	$(74,052)

(5)           Property, Plant, and Equipment

Major classes of property, plant, and equipment are:

	November 30, 2012	November 30, 2011
Land	$1,038,154	$770,862
Buildings and improvements	9,178,964	8,127,211
Construction in Progress	444,221	290,667
Manufacturing machinery and equipment	11,872,993	11,261,585
Trucks and automobiles	396,308	347,110
Furniture and fixtures	147,013	141,637
	23,077,653	20,939,072
Less accumulated depreciation	(13,514,955)	(12,853,353)
Property, plant and equipment	$9,562,698	$8,085,719

Depreciation expense totaled $668,970 and $648,766 for the fiscal years ended November 30, 2012 and 2011, respectively.

(6)            Assets Available for Sale

Major components of assets available for sale are:

	November 30, 2012	November 30, 2011
Salem, SD production facility	$87,500	$186,362
Armstrong, IA farm and pasture land	118,008	-
	$205,508	$186,362

An impairment of $94,647 was recognized in 2012 on our Salem, South Dakota production facility (See Note 18, “Subsequent Events”). Depreciation expense of $4,215 was recognized in each fiscal year ended November 30, 2012 and 2011.

(7)           Accrued Expenses

Major components of accrued expenses are:

	November 30, 2012	November 30, 2011
Salaries, wages, and commissions	$924,123	$672,407
Accrued warranty expense	578,864	201,630
Other	457,253	489,239
	$1,960,240	$1,363,276

(8)           Product Warranty

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

Changes in the Company’s product warranty liability included in “accrued expenses” for the years ended November 30, 2012 and 2011 are as follows:

	November 30, 2012	November 30, 2011
Balance, beginning	$201,630	$180,549
Settlements made in cash or in-kind	(436,096)	(481,539)
Warranties issued	813,330	502,620
Balance, ending	$578,864	$201,630

(9)           Loan and Credit Agreements

The Company has a $6,000,000 revolving line of credit with West Bank (the “Line of Credit”) which is scheduled to mature on April 30, 2013. The Line of Credit is renewable annually with advances funding the Company’s working capital and letter of credit needs. The Company intends to renew its line of credit in 2013. The interest rate is West Bank’s prime interest rate, adjusted daily, with a minimum rate of 4.00%. As of November 30, 2012, the interest rate was the minimum of 4.0%. Monthly interest-only payments are required and the unpaid principal is due on the maturity date. As of November 30, 2012 and November 30, 2011, the Company had borrowed approximately $0 and $1,389,000, respectively, against the Line of Credit. The available amounts remaining on the Line of Credit were $6,000,000 and $4,611,000 on November 30, 2012 and November 30, 2011, respectively. The borrowing base limits advances from the Line of Credit to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and work-in-process inventory, plus 40% of Net Book Value of Fixed Assets as calculated at each month-end. The Company’s obligations under the Line of Credit are evidenced by a Business Loan Agreement effective April 26, 2012 (the “Business Loan Agreement”), a Promissory Note dated April 26, 2012 and certain other ancillary documents.

On June 7, 2007, the Company obtained a term loan from West Bank in the amount of $4,100,000. On April 26, 2012, the Company refinanced the existing long-term debt in the amount of $2,659,000. The loan, which had an outstanding principal balance of $2,435,000 as of November 30, 2012, matures on April 1, 2017 and bears fixed interest at 4.750%. Monthly principal and interest payments in the amount of $42,500 are required, with a final payment of principal and accrued interest in the amount of $536,000 due on April 1, 2017.

The Company obtained two additional loans from West Bank in 2007 for the purpose of financing the construction of the Company’s new facilities in Monona and Dubuque. On October 9, 2007, the Company obtained a loan for $1,330,000. On April 26, 2012, the Company refinanced the existing long-term debt in the amount of $1,074,000. The loan, which had an outstanding principal balance of $1,027,000 as of November 30, 2012, matures on April 1, 2017 and bears interest at a fixed interest rate of 4.750%. Monthly payments of $11,000 are required for principal and interest, with a final payment of accrued interest and principal in the amount of $628,000 due on April 1, 2017.

 On November 30, 2007, the Company obtained a $1,500,000 construction loan to finance construction of the Dubuque, Iowa facility. On April 26, 2012, the Company refinanced the existing long-term debt in the amount of $1,221,000. The loan, which had an outstanding principal balance of $1,168,000 as of November 30, 2012, matures on April 1, 2017 and bears interest at a fixed interest rate of 4.750%.  Payments of $12,550 are due monthly for principal and interest, with a final accrued interest and principal payment in the amount of $711,000 due on April 1, 2017.

On May 1, 2012, the Company obtained $2,000,000 in new long-term debt from West Bank to acquire the inventory, equipment, land, building, goodwill and intangible assets of Universal Harvester Co., Inc. located in Ames, Iowa. This loan had an original principal amount of $2,000,000 and bears fixed interest at 4.50%. The payments required on this loan began June 1, 2012 and will continue until May 1, 2017. The terms of the loan require monthly payments of $27,800 for principal and interest, with a final payment of principal and accrued interest in the amount of $666,000 due May 1, 2017. As of November 30, 2012, the outstanding principal balance on this loan was $1,875,000.

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

The Company was in compliance with all covenants under the Business Loan Agreement as measured on November 30, 2012.

On June 1, 2009, Art’s-Way Scientific received funds from two $95,000 promissory notes in connection with an agreement signed August 7, 2007 between Art’s-Way Scientific and the Iowa Department of Economic Development. The first $95,000 promissory note was a 0% interest loan requiring 60 monthly payments of $1,583, and an original maturity date of July 1, 2014. The second $95,000 promissory note was a forgivable loan subject to certain contract obligations. The obligations included maintaining Art’s-Way Scientific’s principal place of business in Iowa, complying with certain tax and insurance requirements, and creating 16 full-time positions and retaining 21 full-time positions in Iowa for a two-year period. During the fiscal year ended November 30, 2011, the Iowa Department of Economic Development was required to audit the job attainment of Art’s Way Scientific. Art’s Way Scientific had obtained approximately 48% of the job retention and creation requirements and was required, during the fourth quarter of the fiscal year ending November 30, 2011, to restructure the original two promissory notes into three separate notes. The first note is now a 6% interest-bearing note requiring a monthly payment of $2,437 that had a balance of $42,000 as of November 30, 2012 and has a maturity date of June 1, 2014.  The second note is an interest-free note requiring a monthly payment of $813 which had a balance of $15,000 as of November 30, 2012, with a final payment due June 1, 2014. The third note is a forgivable loan subject to contract obligations which were measured during April 2012. As of November 30, 2012, we were in compliance with all contract obligations. The forgivable loan had a balance of $49,000 as of November 30, 2012. Art’s-Way Manufacturing Co., Inc. has provided a guarantee in connection with these loans to Art’s-Way Scientific.

On May 1, 2010, the Company obtained a loan to finance the purchase of an additional facility located in West Union, Iowa to be used as a distribution center, warehouse facility, and manufacturing plant for certain products under the Art’s-Way brand. The funds for this loan were made available by the Iowa Finance Authority by the issuance of tax exempt bonds. This loan had an original principal amount of $1,300,000 and bears fixed interest at 3.5%. The payments required on this loan began July 1, 2010 and will continue until June 1, 2020. The terms of the loan require monthly payments of $12,900 for principal and interest. As of November 30, 2012, the outstanding principal balance on this loan was $1,027,000.

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

The Company was in compliance with all covenants under the IFA Loan Agreement as measured on November 30, 2012. On February 1, 2013, the Company refinanced the IFA Loan (See Note 18, “Subsequent Events”).

On September 15, 2010, the company obtained a zero-interest loan from the West Union Community Development Corporation in the amount of $13,000. Annual principal payments of $4,333.33 are due September 1 of 2011, 2012, and 2013. On November 30, 2012, the outstanding principal balance on this loan was $4,000.

On May 10, 2012, the Company obtained $880,000 in new long-term debt from U.S. Bank issued to acquire the building and property of Universal Harvester Co., Inc. located in Ames, Iowa (the “U.S. Bank Loan”). The U.S. Bank Loan had an original principal amount of $880,000 and bears fixed interest at 3.150%. The payments required on this loan began on June 10, 2012 in the amount of $11,700 and continue on the same date of each consecutive month thereafter, until the maturity date May 10, 2017, with a final payment of principal and accrued interest in the amount of $283,500 due May 10, 2017. As of November 30, 2012, the outstanding principal balance on this loan was $824,000. This loan is secured by a mortgage on the building and property acquired from Universal Harvester Co., Inc. in Ames, Iowa, pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 10, 2012.

If the Company fails to make a required payment or perform or observe any agreement or covenant under the U.S. Bank Loan, commits and fails to cure a default under the terms of any of our other loan obligations in excess of $10,000, becomes subject to bankruptcy, insolvency proceedings, or a judgment in an amount exceeding $10,000, if there is a determination that any of the representations made in the U.S. Bank Loan or ancillary documents are untrue or materially misleading or if there is a material adverse change in our business, we will be deemed to be in default under the U.S. Bank Loan. If the Company does not cure the default within the applicable cure period, the lender may cause the entire amount of the loan to be immediately due and payable or may increase the interest rate to a rate of 5.00% per annum, plus the interest rate otherwise payable under the U.S. Bank Loan.

A summary of the Company’s term debt is as follows:

	November 30, 2012	November 30, 2011

West Bank loan payable in monthly installments of $42,500 including interest at 4.75%, due April 1, 2017	$2,435,359	$2,804,403

West Bank loan payable in monthly installments of $11,000 including interest at 4.75%, due April 1, 2017	1,027,330	1,102,321

West Bank loan payable in monthly installments of $12,550 including interest at 4.75%, due April 1, 2017	1,167,725	1,253,507

West Bank loan payable in monthly installments of $27,800 including interest at 4.50%, due May 1, 2017	1,875,120	-

U.S. Bank loan payable in monthly installments of $11,700 including interest at 3.15%, due May 10, 2017	823,555	-

IFA loan payable in monthly installments of $12,892 including interest at 3.5%, due June 1, 2020	1,027,366	1,143,140

IDED loan payable in monthly installments of $2,437 including interest at 6%, due June 1, 2014.	41,866	70,024

IDED loan payable in monthly installments of $813 including interest at 0% due June 1, 2014	14,649	25,229

IDED loan payable in monthly installments of $0 including interest at 0%, due July 1, 2014	48,830	48,830

WUCDC loan payable in annual installments of $4,333 including interest at 0% due September 1, 2013	4,334	8,667
Total term debt	8,466,134	6,456,121
Less current portion of term debt	1,165,177	712,962
Term debt, excluding current portion	$7,300,957	$5,743,159

A summary of the minimum maturities of term debt follows for the years ending November 30:

Year:	Amount
2013	1,165,177
2014	1,142,379
2015	1,173,722
2016	1,226,681
2017	3,376,840
2018 and thereafter	381,335
$8,466,134

(10)           Commitments and Contingencies

The future payments required under the Company’s significant commitments as of November 30, 2012 are  follows:

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 years
Long-Term Debt Obligations	$9,657,905	$1,464,637	$2,865,358	$4,928,258	$399,652
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities	-	-	-	-	-
Totals	$9,657,905	$1,464,637	$2,865,358	$4,928,258	$399,652
Amounts in table include principle and interest.

Off-Balance Sheet Arrangements

None

(11)         Employee Benefit Plans

The Company sponsors a defined contribution 401(k) savings plan which covers substantially all full-time employees who meet eligibility requirements. Participating employees may contribute as salary reductions any amount of their compensation up to the limit prescribed by the Internal Revenue Code. The Company makes a 25% matching contribution to employees contributing a minimum of 4% of their compensation, up to 1% of eligible compensation. The Company recognized an expense of $31,763 and $26,501 related to this plan during the years ended November 30, 2012 and 2011, respectively.

(12)         Equity Incentive Plan

On November 30, 2012, the Company had one equity incentive plan, which is described below. The compensation cost charged against income was $34,519 and $58,311 for 2012 and 2011, respectively.  The total income tax deductions for share-based compensation arrangements were $8,900 and $96,060 for 2012 and 2011, respectively. No compensation cost was capitalized as part of inventory or fixed assets.

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

	2012	2011
Expected Volatility	68.42%	57.71%
Expected Dividend Yield	1.007%	0.590%
Expected Term (in years)	2	2
Risk-Free Rate	3.25%	3.25%

Summary of activity under the plans as of November 30, 2012, and changes during the year then ended as follows:

2012 Option Activity

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at beginning of period	153,000	$9.32	-	-
Granted	14,000	$6.75	-	-
Exercised	(2,000)	$4.56	-	$5,660
Options Expired or Forfeited	(2,000)	$8.66	-	-
Options outstanding at end of period	163,000	$9.16	5.60	$34,700
Options exercisable at end of period	163,000	$9.16	5.60	$34,700

2011 Option Activity

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at beginning of period	155,500	$8.85
Granted	21,000	$7.40
Exercised	(17,500)	$4.25		$96,060
Options Expired or Forfeited	(6,000)	$5.01
Options outstanding at end of period	153,000	$9.32	7.12	$46,590
Options exercisable at end of period	153,000	$9.32	7.12	$46,590

The weighted-average grant-date fair value of options granted during the year 2012 and 2011 was $1.26 and $1.37, respectively.

A summary of the status of the Company’s non-vested shares as of November 30, 2012, and changes during the year ended November 30, 2012, is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of period	-	$0.00
Granted	14,000	$1.26
Vested	(14,000)	$1.26
Forfeited	-	$0.00
Non-vested at end of period	0

As of November 30, 2012, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements under the plans. The total fair value of shares vested during the years ended November 30, 2012 and 2011 was $17,640 and $4,290 respectively.

The cash received from the exercise of options during fiscal year 2012 was $9,110, compared to $74,429 in 2011.

During fiscal year 2012 the Company issued 3,000 shares of restricted stock under the 2011 Plan. During fiscal year 2012, 800 shares of restricted stock were forfeited. No shares of restricted stock had been issued in fiscal year 2011 or prior. Compensation expense of $16,200 and $0 was recognized in 2012 and 2011, respectively, for shares of restricted stock.

(13)         Income Taxes

Total income tax expense (benefit) for the years ended November 30, 2012 and 2011 consists of the following:

	November 30
	2012	2011
Current expense	$1,364,661	$201,632
Deferred expense (credit)	(41,721)	130,407
	$1,322,940	$332,039

The reconciliation of the statutory Federal income tax rate is as follows:
	November 30
	2012	2011
Statutory federal income tax rate	34.0%	34.0%
R & D tax credits	(2.0)	(4.8)
PriorYear adjustments	(1.0)	(6.2)
Other	2.2	(2.0)
	33.2%	21.0%	%

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at November 30, 2012 and 2011 are presented below:

	November 30
	2012	2011
Current deferred tax assets (liabilities):
Accrued expenses	$254,000	$55,000
Inventory capitalization	8,000	52,000
Asset reserves	800,000	826,000
Total current deferred tax assets	$1,062,000	$933,000
Non-current deferred tax assets (liabilities):
Property, plant, and equipment	$(897,000)	$(811,000)
Total non-current deferred tax assets (liabilities)	$(897,000)	$(811,000)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

(14)        2012 Acquisitions

On May 10, 2012, the Company acquired the assets of Universal Harvester Co., Inc. consisting of inventory, equipment, land, building goodwill and intangible assets. The acquisition-date fair value of the total consideration transferred was approximately $3,066,000 consisting of $3,030,450 of current and future cash to be paid and $35,550 of common stock. Under the terms of the purchase agreement, cash in the amount $3,003,565 was paid on May 11, 2012 and $27,427 of cash will be paid on real estate taxes accrued but due on the land and building in future periods. The company issued 5,000 shares of common stock valued at $35,550 based on the closing market price as of May 10, 2012. The Company has paid $15,978 of the accrued real estate taxes as of November 30, 2012.

The operating results of the acquired business are reflected in the Company’s consolidated statement of operations from the acquisition date forward. The acquisition was made to continue the Company’s growth strategy and diversify its product offerings inside the agricultural industry. The purchase price was determined based on an arms-length negotiated value. The transaction is being accounted for under the acquisition method of accounting, with the purchase price allocated to the individual assets acquired. The purchase price allocation has been finalized and no longer subject to change.

The consideration has been allocated as follows:

	Initially	Adjustments	Final
Inventories	$902,589	$45,171	$947,760
Equipment, tools and dies	$364,053	$-	$364,053
Goodwill and intangible assets	$699,900	$(81,171)	$618,729
Land and building	$1,100,000	$36,000	$1,136,000
Total	$3,066,542	$-	$3,066,542

The unaudited pro forma information for the periods set forth below gives effect to the acquisition as if it had occurred at the beginning of the fiscal years starting December 1, 2011 and December 1, 2010. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time or that may result in the future:

	Year Ended November 30, 2012	Year Ended November 30, 2011
Net Sales from continuing operations:
As Reported	$36,456,830	$27,619,760
Pro Forma	$38,710,922	$32,020,310

Net Income from continuing:
As Reported	$2,665,087	$1,248,895
Pro Forma	$2,756,182	$1,431,707

Basic net income per share from continuing operations:
As Reported	$0.66	$0.31
Pro Forma	$0.68	$0.36

Diluted net income per share from continuing operations:
As Reported	$0.66	$0.31
Pro Forma	$0.68	$0.35

Basic	4,032,643	4,018,196
Diluted	4,049,516	4,049,268

(15)        Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At November 30, 2012 and 2011, the carrying amount approximates fair value for cash, accounts receivable, accounts payable, notes payable to bank, and other current liabilities. The carrying amounts approximate fair value because of the short maturity of these instruments. The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

(16)        Litigation and Contingencies

Various legal actions and claims that arise in the normal course of business are pending against the Company. In the opinion of management adequate provisions have been made in the accompanying financial statements for all pending legal actions and other claims.

(17)        Segment Information

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

Approximate financial information with respect to the reportable segments is as follows.

	12 Months Ended November 30, 2012
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$24,720,000	$2,092,000	$9,645,000	$36,457,000
Gross Profit	6,945,000	146,000	2,941,000	10,032,000
Operating Expense	4,572,000	273,000	859,000	5,704,000
Income (loss) from operations	2,373,000	(127,000)	2,082,000	4,328,000
Income (loss) before tax	2,326,000	(355,000)	2,017,000	3,988,000
Total Assets	24,155,000	2,846,000	4,228,000	31,229,000
Capital expenditures	753,000	14,000	33,000	800,000
Depreciation & Amortization	531,000	113,000	209,000	853,000

	12 Months Ended November 30, 2011
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$22,614,000	$1,797,000	$3,209,000	$27,620,000
Gross Profit	6,481,000	(112,000)	638,000	7,007,000
Operating Expense	4,053,000	336,000	688,000	5,077,000
Income (loss) from operations	2,428,000	(448,000)	(50,000)	1,930,000
Income (loss) before tax	2,378,000	(674,000)	(123,000)	1,581,000
Total Assets	19,965,000	2,768,000	3,122,000	25,855,000
Capital expenditures	569,000	100,000	423,000	1,092,000
Depreciation & Amortization	469,000	105,000	206,000	780,000

(18)         Subsequent Events

During 2011 the Company decided to sell its production facility in Salem, South Dakota. A public cry-out auction was held during the 4th quarter of fiscal year 2012.  The sale was finalized on December 21, 2012 for the bid price of $87,500 less settlement fees. The Company recognized an asset impairment of approximately $95,000 in fiscal year 2012 due to the Company’s carrying value exceeding the bid price.

Additionally, during fiscal year 2012, the Company decided to sell its farm and pasture land near its Armstrong, Iowa production facility. A public cry-out auction was held during 4th quarter of fiscal year 2012. The sale was finalized during December, 2012 for the bid price of $776,000. The Company will recognize a gain of approximately $658,000 less transaction settlement expenses in the 1st quarter of fiscal year 2013.

On February 1, 2013, the Company refinanced its loan with the Iowa Finance Authority.  The loan now has a stated interest rate of 2.75%, a decrease of 0.75% from original interest rate of 3.50%.  Maturity date and other terms remain unchanged. (See Note 9, “Loan and Credit Agreements” for a discussion of this loan).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, including the person serving as our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of November 30, 2012.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by the report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to the sections entitled “Election of Directors,” “Compliance with Section 16(a) of the Exchange Act,” and “Corporate Governance” in our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders.

Item 11.  EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the section entitled “Executive Compensation” in our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Principal Stockholders,” “Security Ownership of Directors and Management” and “Equity Compensation Plan Information” in our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

  The information required by Item 13 is incorporated by reference to the sections entitled “Corporate Governance” and “Certain Transactions and Business Relationships” in our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders.

Item 14.                                PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the section entitled “Independent Registered Public Accounting Firm” in our definitive proxy statement relating to our 2013 Annual Meeting of Stockholders.

PART IV

Item 15.                                           EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

 (a)   Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Eide Bailly, LLP on Consolidated Financial Statements as of November 30, 2012 and 2011

Consolidated Balance Sheets as of November 30, 2012 and 2011

Consolidated Statements of Operations for each of the two years in the period ended November 30, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for each of the two years in the period ended November 30, 2012 and 2011

Consolidated Statements of Cash Flows for each of the two years in the period ended November 30, 2012 and 2011

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

ART’S-WAY MANUFACTURING CO., INC.

Date: February 26, 2013	/s/ Carrie L. Majeski
Carrie L. Majeski
President, Chief Executive Officer and interim Chief Financial Officer

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

Date: February 26, 2013	/s/ Carrie L. Majeski
Carrie L. Majeski President,Chief Executive Officer and interim Chief Financial Officer

Date: February 26, 2013	/s/ Dean J. Droegemueller
Dean J. Droegemueller, Director of Finance (principal accounting officer)

Date: February 26, 2013	/s/ J. Ward McConnell, Jr.
J. Ward McConnell, Jr., Chairman, Director

Date: February 26, 2013	/s/ Joseph R. Dancy
Joseph R. Dancy, Director

Date: February 26, 2013	/s/ Fred W. Krahmer
Fred W. Krahmer, Director

Date: February 26, 2013	/s/ James E. Lynch
James E. Lynch, Director

Date: February 26, 2013	/s/ Douglas R. McClellan
Douglas R. McClellan, Director

Date: February 26, 2013	/s/ Marc H. McConnell
Marc H. McConnell, Vice Chairman, Director

Date: February 26, 2013	/s/ Thomas E. Buffamante
Thomas E. Buffamante, Director

Date: February 26, 2013	/s/ David R. Castle
David R. Castle, Director

Exhibit Index
Art’s-Way Manufacturing Co., Inc.
Form 10-K
For Fiscal Year Ended November 30, 2012

Exhibit No.	Description
3.1	Certificate of Incorporation of Art’s-Way Manufacturing Co., Inc.– incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter year ended May 31, 2012.
3.2
Certificate of Amendment to the Certificate of Incorporation of Art’s-Way Manufacturing Co., Inc. – incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-K for the quarter ended May 31, 2012.

3.3	Bylaws of Art’s-Way Manufacturing Co., Inc.– incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008.
3.4	Amendments to Bylaws of Art’s-Way Manufacturing Co., Inc. – incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.
10.1*
Art’s-Way Manufacturing Co., Inc. 2001 Director Stock Option Plan – incorporated by reference to Exhibit 10.3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002 .

10.2*
Art’s-Way Manufacturing Co., Inc. 2007 Non-Employee Directors Stock Option Plan – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007.

10.3*	Art’s-Way Manufacturing Co., Inc. 2007 Employee Stock Option Plan – incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009..
10.4*
Form of Non-Qualified Option Agreement under 2007 Non-Employee Directors’ Stock Option Plan and 2007 Employee Stock Option Plan – incorporated by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009.

10.5*	Director Compensation Policy – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2011.
10.6*	Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2011.
10.7*
Form of Incentive Stock Option Agreement under the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan – incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 28, 2011.

10.8*
Form of Nonqualified Stock Option Agreement under the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan – incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 28, 2011.

10.9*
Form of Restricted Stock Agreement under the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan – incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated April 28, 2011.

10.10*
Form of Restricted Stock Unit Agreement under the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan – incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated April 28, 2011.

10.11*
Employment Agreement, by and between the Company and Carrie L. Majeski, dated December 20, 2011 – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 20, 2011.

10.12*
Amendment to Employment Agreement, by and between the Company and Carrie L. Majeski, dated January 26, 2012 – incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended February 29, 2012.

10.13*
Employment Agreement, by and between the Company and Dean Droegemueller, dated effective as of September 12, 2012 – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 14, 2012.

10.14*
Real Estate Mortgage to West Bank dated April 23, 2003 for property located in Armstrong, Iowa – incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008.

10.15
Real Estate Mortgage to West Bank dated October 9, 2007 for property located in Monona, Iowa – incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008.

10.16
Real Estate Mortgage to West Bank dated November 30, 2007 for property located in Dubuque, Iowa – incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008.

10.17
Commercial Security Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank dated April 25, 2003 – incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008.

10.18
Commercial Security Agreement between Art’s-Way Scientific, Inc. and West Bank dated April 20, 2007 – incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008.

10.19
Commercial Security Agreement between Art’s-Way Vessels, Inc. and West Bank dated December 16, 2008 – incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008.

10.20
Manufacturing Facility Revenue Note in the principal amount of $1,300,000, from Art’s-Way Manufacturing Co., Inc. to Iowa Finance Authority dated May 28, 2010 – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2010

10.21
Loan Agreement Between Iowa Finance Authority and Art’s-Way Manufacturing Co., Inc. dated May 1, 2010 – incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2010

10.22
Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement between The First National Bank of West Union and Art’s-Way Manufacturing Co, Inc. dated May 1, 2010 – incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2010

10.23
Art’s-Way Scientific, Inc. Promissory Note issued to Iowa Department of Economic Development, dated November 16, 2011 – incorporated by reference to exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2011.

10.24
Art’s-Way Scientific, Inc. Promissory Note issued to Iowa Department of Economic Development, dated November 16, 2011 – incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2011.

10.25
Business Loan Agreement between Art’s-Way Manufacturing Co., Inc. and West Bank for Loan No. 70290, dated April 26, 2012 – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10Q for the quarter ended May 31, 2012.

10.26
Promissory Note between Art’s-Way Manufacturing Co., Inc. and West Bank for Loan No. 70290, dated April 26, 2012 – incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10Q for the quarter ended May 31, 2012.

10.27
Agreement to Provide Insurance between Art’s-Way Manufacturing Co., Inc. and West Bank for Loan No. 70290, dated April 26, 2012 – incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10Q for the quarter ended May 31, 2012.

10.28
Agreement to Provide Insurance between Art’s-Way Vessels, Inc. and West Bank for Loan No. 70290, dated April 26, 2012 – incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10Q for the quarter ended May 31, 2012.

10.29
Agreement to Provide Insurance between Art’s-Way Scientific, Inc. and West Bank for Loan No. 70290, dated April 26, 2012 – incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10Q for the quarter ended May 31, 2012.

10.30
Promissory Note between Art’s-Way Manufacturing Co., Inc. and West Bank for Loan No. 81289, dated April 26, 2012 – incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10Q for the quarter ended May 31, 2012.

10.31
Agreement to Provide Insurance between Art’s-Way Manufacturing Co., Inc. and West Bank for Loan No. 81289, dated April 26, 2012 – incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10Q for the quarter ended May 31, 2012.

10.32
Agreement to Provide Insurance between Art’s-Way Vessels, Inc. and West Bank for Loan No. 81289, dated April 26, 2012 – incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10Q for the quarter ended May 31, 2012.

10.33
Agreement to Provide Insurance between Art’s-Way Scientific, Inc. and West Bank for Loan No. 81289, dated April 26, 2012 – incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10Q for the quarter ended May 31, 2012.

10.34
Promissory Note between Art’s-Way Manufacturing Co., Inc. and West Bank for Loan No. 81290, dated April 26, 2012 – incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10Q for the quarter ended May 31, 2012.

10.35
Agreement to Provide Insurance between Art’s-Way Manufacturing Co., Inc. and West Bank for Loan No. 81290, dated April 26, 2012 – incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10Q for the quarter ended May 31, 2012.

10.36
Agreement to Provide Insurance between Art’s-Way Vessels, Inc. and West Bank for Loan No. 81290, dated April 26, 2012 – incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10Q for the quarter ended May 31, 2012.

10.37
Agreement to Provide Insurance between Art’s-Way Scientific, Inc. and West Bank for Loan No. 81290, dated April 26, 2012 – incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10Q for the quarter ended May 31, 2012.

10.38
Promissory Note between Art’s-Way Manufacturing Co., Inc. and West Bank for Loan No. 1260080536, dated April 26, 2012 – incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10Q for the quarter ended May 31, 2012.

10.39
Agreement to Provide Insurance between Art’s-Way Manufacturing Co., Inc. and West Bank for Loan No. 1260080536, dated April 26, 2012 – incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10Q for the quarter ended May 31, 2012.

10.40
Agreement to Provide Insurance between Art’s-Way Vessels, Inc. and West Bank for Loan No. 1260080536, dated April 26, 2012 – incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10Q for the quarter ended May 31, 2012.

10.41
Agreement to Provide Insurance between Art’s-Way Scientific, Inc. and West Bank for Loan No. 1260080536, dated April 26, 2012 – incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10Q for the quarter ended May 31, 2012.

10.42
Promissory Note between Art’s-Way Manufacturing Co., Inc. and West Bank for Loan No. 120087539, dated May 1, 2012 – incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10Q for the quarter ended May 31, 2012.

10.43
Agreement to Provide Insurance between Art’s-Way Manufacturing Co., Inc. and West Bank for Loan No. 120087539, dated May 1, 2012 – incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10Q for the quarter ended May 31, 2012.

10.44
Agreement to Provide Insurance between Art’s-Way Vessels, Inc. and West Bank for Loan No. 120087539, dated May 1, 2012 – incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10Q for the quarter ended May 31, 2012.

10.45
Asset Purchase Agreement between Art’s-Way Acquisition, Inc., Universal Harvester Co., Inc., Ardis A. Heidebrink, and F. Murray Buchheit, dated May 10, 2012 – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 16, 2012.

10.46
Installment or Single Payment Note between Art’s-Way Manufacturing Co., Inc. and U.S. Bank N.A., dated May 10, 2012 – incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 16, 2012.

21.1	List of Subsidiaries: Art’s-Way Scientific, Inc. (Iowa corporation); Art’s-Way Vessels, Inc. (Iowa corporation); Universal Harvester by Art’s-Way, Inc., (Iowa corporation)
23.1	Consent of independent registered public accounting firm – filed herewith
24.1	Power of Attorney (included on the “Signatures” page of this report on Form 10-K)
31.1	Certificate pursuant to 17 CFR 240 13(a)-14(a) – filed herewith
32.1	Certificate pursuant to 18 U.S.C. Section 1350 – filed herewith
101
The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flows, (iv) the Consolidated Statement of Stockholders’ Equity, and (v) Notes to the Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus of other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

(*) Indicates a management contract or compensatory plan or arrangement.