Form 10-Q
period 2013-02-28
ARTS WAY MANUFACTURING CO INC
filed 2013-04-15
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2013
or
[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 0-5131

ART’S-WAY MANUFACTURING CO., INC.
(Exact name of registrant as specified in its charter)

DELAWARE	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of common shares outstanding as of April 10, 2013: 4,039,052

Art’s-Way Manufacturing Co., Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Balance Sheets

	(Unaudited)

Assets	February 28, 2013	November 30, 2012
Current assets:
Cash	$3,571,234	$1,546,609
Accounts receivable-customers, net of allowance for doubtful accounts of $32,976 and $27,958 in 2013 and 2012, respectively	2,740,044	2,778,007
Inventories, net	14,126,345	14,327,482
Deferred taxes	1,061,806	1,061,806
Cost and Profit in Excess of Billings	59,919	102,058
Other current assets	329,657	309,800
Total current assets	21,889,005	20,125,762
Property, plant, and equipment, net	9,536,135	9,562,698
Assets held for lease, net	313,113	340,979
Assets held for sale, net	-	205,508
Goodwill and other Intangibles	993,729	993,729
Total assets	$32,731,982	$31,228,676
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of term debt	1,180,751	1,165,177
Accounts payable	1,092,789	654,322
Customer deposits	2,011,484	232,300
Billings in Excess of Cost and Profit	547,042	1,125,666
Accrued expenses	1,734,485	1,960,240
Income taxes payable	364,273	821,300
Total current liabilities	6,930,824	5,959,005
Long-term liabilities
Deferred taxes	897,492	897,492
Long Term debt, excluding current portion	7,013,190	7,300,957
Total liabilities	14,841,506	14,157,454
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2013 and 2012; issued and outstanding 0 shares in 2013 and 2012.
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2013 and 2012; issued and outstanding 4,035,052 in 2013 and 2012	40,351	40,351
Additional paid-in capital	2,540,320	2,540,320
Retained earnings	15,309,805	14,490,551
Total stockholders’ equity	17,890,476	17,071,222
Total liabilities and stockholders’ equity	$32,731,982	$31,228,676

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended

	February 28, 2013	February 29, 2012
Net sales	$8,415,104	$6,312,216
Cost of goods sold	6,045,941	4,835,995
Gross profit	2,369,163	1,476,221
Expenses:
Engineering	102,567	85,060
Selling	489,736	366,783
General and administrative	1,064,112	662,125
Total expenses	1,656,415	1,113,968
Income from operations	712,748	362,253
Other income (expense):
Interest expense	(89,463)	(93,041)
Other	638,142	19,865
Total other income (loss)	548,679	(73,176)
Income before income taxes	1,261,427	289,077
Current tax expense	442,173	57,075
Deferred tax expense	-	38,504
Net income	$819,254	$193,498

Net income per share:
Basic net income per share	$0.20	$0.05
Diluted net income per share	$0.20	$0.05
Weighted average outstanding shares used to compute basic net income per share	4,035,052	4,028,193
Weighted average outstanding shares used to compute diluted net income per share	4,047,134	4,046,125

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
	February 28, 2013	February 29, 2012
Cash flows from operations:
Net income	$819,254	$193,498
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	-	10,692
(Gain) on disposal of property, plant, and equipment	(630,028)	-
Depreciation expense	198,753	190,661
Amortization expense	-	15,000
Bad debt expense	5,018	-
Deferred income taxes	-	38,504
Changes in assets and liabilities net of Universal Harvester acquisition:
(Increase) decrease in:
Accounts receivable	32,945	(1,068,758)
Inventories	201,137	(1,130,456)
Income taxes receivable	-	(28,097)
Other current assets	(19,856)	(182,151)
Increase (decrease) in:
Accounts payable	438,467	1,115,086
Contracts in progress, net	(536,485)	347,410
Customer deposits	1,779,184	1,827,356
Income taxes payable	(457,028)	(350,997)
Accrued expenses	(225,755)	(264,319)
Net cash provided by operating activities	1,605,606	713,429
Cash flows from investing activities:
Purchases of property, plant, and equipment	(144,325)	(105,601)
Proceeds from sale of Armstrong, IA land and Salem, SD building	835,536	-
Net cash provided by (used in) investing activities	691,211	(105,601)
Cash flows from financing activities:
Net change in line of credit	-	(246,965)
Payments of notes payable to bank	(272,192)	(163,299)
Net cash (used in) financing activities	(272,192)	(410,264)
Net increase in cash	2,024,625	197,564
Cash at beginning of period	1,546,609	118,924
Cash at end of period	$3,571,234	$316,488

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$89,463	$94,317
Income taxes	899,200	436,900

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1)	Description of the Company

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

We have organized our business into three operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies.  Our agricultural products segment (“Manufacturing”), manufactures farm equipment under the Art’s-Way Manufacturing label and private labels.  Our pressurized vessels segment (“Vessels”), manufactures pressurized vessels and our modular buildings segment (“Scientific”), manufactures modular buildings for various uses, commonly animal containment and research laboratories.  For detailed financial information relating to segment reporting, see Note 12, “Segment Information.”

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

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2012.  The results of operations for the three months ended February 28, 2013 are not necessarily indicative of the results for the fiscal year ending November 30, 2013.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three months ended February 28, 2013. Actual results could differ from those estimates.

(3)	Net Income Per Share of Common Stock

Basic net income per common share has been computed on the basis of the weighted average number of common shares outstanding.  Diluted net income per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.

Basic and diluted earnings per common share have been computed based on the following as of February 28, 2013 and February 29, 2012:

	For the three months ended
	February 28, 2013	February 29, 2012
Basic:
Numerator: net income	819,254	193,498
Denominator: average number of common shares outstanding	4,035,052	4,028,193
Basic earnings per common share	0.20	0.05

Diluted:
Numerator: net income	819,254	193,498
Average number of common shares outstanding	4,035,052	4,028,193
Effect of dilutive stock options	12,082	17,932
Denominator: dilutive average number of common shares outstanding	4,047,134	4,046,125
Diluted earnings per common share	0.20	0.05

(4)	Inventory

Major classes of inventory are:

	February 28, 2013	November 30, 2012
Raw materials	$9,291,987	$8,466,060
Work in process	334,271	632,969
Finished goods	7,077,804	7,694,528
	$16,704,062	$16,793,557
Less: Reserves	(2,577,717)	(2,466,075)
	$14,126,345	$14,327,482

(5)	Accrued Expenses

Major components of accrued expenses are:

	February 28, 2013	November 30, 2012
Salaries, wages, and commissions	$797,124	$924,123
Accrued warranty expense	575,330	578,864
Other	362,031	457,253
	$1,734,485	$1,960,240

(6)	Product Warranty

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

Changes in the Company’s product warranty liability for the three months ended February 28, 2013 and February 29, 2012 are as follows:

	For the three months ended
	February 28, 2013	February 29, 2012
Balance, beginning	$578,864	$201,630
Settlements made in cash or in-kind	(168,689)	(143,059)
Warranties issued	165,155	125,566
Balance, ending	$575,330	$184,137

(7)	Loan and Credit Agreements

The Company has a $6,000,000 revolving line of credit with West Bank (the “Line of Credit”) which is scheduled to mature on April 30, 2013.  The Line of Credit is renewable annually with advances funding the Company’s working capital and letter of credit needs.  The interest rate is West Bank’s prime interest rate, adjusted daily, with a minimum rate of 4.00%.  As of February 28, 2013, the interest rate was the minimum of 4.0%. Monthly interest-only payments are required and the unpaid principal is due on the maturity date.  As of each of February 28, 2013 and November 30, 2012, the Company had no principal balance outstanding against the Line of Credit.  The available amount remaining on the Line of Credit was $6,000,000 on each of February 28, 2013 and November 30, 2012.  The borrowing base limits advances from the Line of Credit to 60% of accounts receivable less than 90 days, 60% of finished goods inventory, 50% of raw material inventory and work-in-process inventory, plus 40% of Net Book Value of Fixed Assets as calculated at each month-end.  The Company’s obligations under the Line of Credit are evidenced by a Business Loan Agreement effective April 26, 2012 (the “Business Loan Agreement”), a Promissory Note dated April 26, 2012 and certain other ancillary documents.  The Company is currently assessing the need to renew the Line of Credit as it pertains to future business needs.

On June 7, 2007, the Company obtained a term loan from West Bank in the amount of $4,100,000.  On April 26, 2012, the Company refinanced the existing long-term debt in the amount of $2,659,000.  The loan, which had an outstanding principal balance of $2,337,000 as of February 28, 2013, matures on April 1, 2017 and bears fixed interest at 4.750%.  Monthly principal and interest payments in the amount of $42,500 are required, with a final payment of principal and accrued interest in the amount of $536,000 due on April 1, 2017.

The Company obtained two additional loans from West Bank in 2007 for the purpose of financing the construction of the Company’s new facilities in Monona and Dubuque.  On October 9, 2007, the Company obtained a loan for $1,330,000.  On April 26, 2012, the Company refinanced the existing long-term debt in the amount of $1,074,000.  The loan, which had an outstanding principal balance of $1,007,000 as of February 28, 2013, matures on April 1, 2017 and bears interest at a fixed interest rate of 4.750%.  Monthly payments of $11,000 are required for principal and interest, with a final payment of accrued interest and principal in the amount of $628,000 due on April 1, 2017.

On November 30, 2007, the Company obtained a $1,500,000 construction loan to finance construction of the Dubuque, Iowa facility.  On April 26, 2012, the Company refinanced the existing long-term debt in the amount of $1,221,000.  The loan, which had an outstanding principal balance of $1,144,000 as of February 28, 2013, matures on April 1, 2017 and bears interest at a fixed interest rate of 4.750%.  Payments of $12,550 are due monthly for principal and interest, with a final accrued interest and principal payment in the amount of $711,000 due on April 1, 2017.

On May 1, 2012, the Company obtained $2,000,000 in new long-term debt from West Bank to acquire the inventory, equipment, land, building, goodwill and intangible assets of Universal Harvester Co., Inc. located in Ames, Iowa.  This loan had an original principal amount of $2,000,000 and bears fixed interest at 4.50%. The payments required on this loan began June 1, 2012 and will continue until May 1, 2017. The terms of the loan require monthly payments of $27,800 for principal and interest, with a final payment of principal and accrued interest in the amount of $666,000 due May 1, 2017. As of February 28, 2013, the outstanding principal balance on this loan was $1,813,000.

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

If the Company or its subsidiaries (as guarantors) commits an event of default under the Business Loan Agreement and fails or is unable to cure that default, the interest rate on the Line of Credit would increase by 2.0%. In addition, West Bank may cease advances under the Line of Credit and has the option of causing all outstanding indebtedness to become immediately due and payable. Events of default include, without limitation: (i) becoming insolvent or subject to bankruptcy proceedings; (ii) defaulting on any obligations to West Bank; (iii) defaulting on any obligations to third parties that would materially affect the ability to perform obligations owed to West Bank; (iv) suffering a material adverse change in financial condition or the value of any collateral; (v) experiencing a change in ownership of twenty-five percent or more of outstanding common stock; and (vi) making false statements to West Bank.

The Company was in compliance with all covenants under the Business Loan Agreement as measured on November 30, 2012.  As of February 28, 2013, the Company’s debt service coverage ratio was below the minimum required by the Business Loan Agreement.    The Company remains in compliance with the terms of the Business Loan Agreement, and was not required to obtain a waiver with respect to its debt service coverage ratio, because compliance with the financial covenants contained in the Business Loan Agreement are measured on an annual basis. The next measurement date is November 30, 2013.

On June 1, 2009, Art’s-Way Scientific Inc., a wholly-owned subsidiary of the company, received funds from two $95,000 promissory notes in connection with an agreement signed August 7, 2007 between Art’s-Way Scientific and the Iowa Department of Economic Development.  The first $95,000 promissory note was a 0% interest loan requiring 60 monthly payments of $1,583, and an original maturity date of July 1, 2014.   The second $95,000 promissory note was a forgivable loan subject to certain contract obligations.  The obligations included maintaining Art’s-Way Scientific’s principal place of business in Iowa, complying with certain tax and insurance requirements, and creating 16 full-time positions and retaining 21 full-time positions in Iowa for a two-year period.  During the fiscal year ended November 30, 2011, the Iowa Department of Economic Development was required to audit the job attainment of Art’s Way Scientific.  Art’s Way Scientific had obtained approximately 48% of the job retention and creation requirements and was required, during the fourth quarter of the fiscal year ending November 30, 2011, to restructure the original two promissory notes into three separate notes.  The first note is now a 6% interest-bearing note requiring a monthly payment of $2,437 that had a balance of $35,000 as of February 28, 2013 and has a maturity date of June 1, 2014.  The second note is an interest-free note requiring a monthly payment of $813 which had a balance of $12,000 as of February 28, 2013, with a final payment due June 1, 2014.  The third note is a forgivable loan subject to contract obligations which were measured during April 2012. As of February 28, 2013, we were in compliance with all contract obligations.  The forgivable loan had a balance of $49,000 as of February 28, 2013.  Art’s-Way Manufacturing Co., Inc. has provided a guarantee in connection with these loans to Art’s-Way Scientific.

On May 1, 2010, the Company obtained a loan to finance the purchase of an additional facility located in West Union, Iowa to be used as a distribution center, warehouse facility, and manufacturing plant for certain products under the Art’s-Way brand. The funds for this loan were made available by the Iowa Finance Authority by the issuance of tax exempt bonds.  This loan had an original principal amount of $1,300,000 and an interest rate of 3.5%.  On February 1, 2013, the interest rate was decreased to 2.75%.  The other terms of the loan remain unchanged.  The terms of the loan require monthly payments of $12,900 for principal and interest until June 1, 2020. As of February 28, 2013, the outstanding principal balance on this loan was $998,000.

This loan from the Iowa Finance Authority, which has been assigned to The First National Bank of West Union (n/k/a Bank 1st), is governed by a Manufacturing Facility Revenue Note dated May 28, 2010 as amended February 1, 2013 and a Loan Agreement dated May 1, 2010 and a First Amendment to Loan Agreement dated February 1, 2013 (collectively, “the IFA Loan Agreement”), which requires the Company to provide quarterly internally prepared financial reports and year-end audited financial statements and to maintain a minimum debt service coverage ratio of 1.5 to 1.0, which is measured at November 30 of each year.  Among other covenants, the IFA Loan Agreement also requires the Company to maintain proper insurance on, and maintain in good repair, the West Union Facility, and continue to conduct business and remain duly qualified to do business in the State of Iowa.  The loan is secured by a mortgage on the Company’s West Union Facility, pursuant to a Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated May 1, 2010 between the Company and The First National Bank of West Union (the “West Union Mortgage”).

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

The Company was in compliance with all covenants under the IFA Loan Agreement as measured on November 30, 2012.  As of February 28, 2013, the Company’s debt service coverage ratio was below the minimum required by the IFA Loan Agreement.     The Company remains in compliance with the terms of the IFA Loan Agreement, and was not required to obtain a waiver with respect to its debt service coverage ratio, because compliance with the financial covenants contained in the IFA Loan Agreement are measured on an annual basis. The next measurement date is November 30, 2013.

On September 15, 2010, the Company obtained a zero-interest loan from the West Union Community Development Corporation in the amount of $13,000.  Annual principal payments of $4,333.33 are due September 1 of 2011, 2012, and 2013. On February 28, 2013, the outstanding principal balance on this loan was $4,333.

On May 10, 2012, the Company obtained $880,000 in new long-term debt from U.S. Bank issued to acquire the building and property of Universal Harvester Co., Inc. located in Ames, Iowa (the “U.S. Bank Loan”).  The U.S. Bank Loan had an original principal amount of $880,000 and bears fixed interest at 3.150%. The payments required on this loan began on June 10, 2012 in the amount of $11,700 and continue on the same date of each consecutive month thereafter, until the maturity date May 10, 2017, with a final payment of principal and accrued interest in the amount of $283,500 due May 10, 2017. As of February 28, 2013, the outstanding principal balance on this loan was $795,000.  This loan is secured by a mortgage on the building and property acquired from Universal Harvester Co., Inc. in Ames, Iowa, pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 10, 2012.

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

A summary of the Company’s term debt is as follows:

	February 28, 2013	November 30, 2012

West Bank loan payable in monthly installments of $42,500 including interest at 4.750%, due April 1, 2017	$2,337,035	$2,435,359

West Bank loan payable in monthly installments of $11,000 including interest at 4.750%, due April 1, 2017	1,006,721	1,027,330

West Bank loan payable in monthly installments of $12,550 including interest at 4.750%, due April 1, 2017	1,144,158	1,167,725

West Bank loan payable in monthly installments of $27,800 including interest at 4.50%, due May 1, 2017	1,812,864	1,875,120

U.S. Bank loan payable in monthly installments of $11,700 including interest at 3.15%, due May 10, 2017	794,989	823,555

Iowa Finance Authority loan payable in monthly installments of $12,892 including interest at 2.75%, due June 1, 2020	997,656	1,027,366

IDED loan payable in monthly installments of $2,437 including interest at 6%, due June 1, 2014	35,146	41,866

IDED loan payable in monthly installments of $813 including interest at 0%, due June 1, 2014	12,208	14,649

IDED loan payable in monthly installments of $0 including interest at 0%, due July 1, 2014	48,830	48,830

West Union Community Development Corporation loan payable in annual installments of $4,333 including interest at 0%, due September 1, 2013	4,334	4,334

Total term debt	$8,193,941	$8,466,134
Less current portion of term debt	1,180,751	1,165,177
Term debt, excluding current portion	$7,013,190	$7,300,957

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

On May 10, 2012, the Company acquired the assets of Universal Harvester Co., Inc. consisting of inventory, equipment, land, building, goodwill, and intangible assets.  The acquisition-date fair value of the total consideration transferred was approximately $3,066,000 consisting of $3,030,450 of current and future cash to be paid and $35,550 of common stock.  Under the terms of the purchase agreement, cash in the amount $3,003,565 was paid on May 11, 2012 and $27,427 of cash will be paid on real estate taxes accrued but due on the land and building in future periods.  As of February 28, 2013, the Company has paid all of the accrued real estate taxes.  The Company issued 5,000 shares of common stock valued at $35,550 based on the closing market price as of May 10, 2012.

The operating results of the acquired business are reflected in the Company’s consolidated statement of operations from the acquisition date forward.  The acquisition was made to continue the Company’s growth strategy and diversify its product offerings inside the agricultural industry. The purchase price was determined based on an arms-length negotiated value. The transaction is being accounted for under the acquisition method of accounting, with the purchase price allocated to the individual assets acquired.  The purchase price allocation below is the final valuation.

The consideration has been allocated as follows:
Inventories	$947,760
Equipment, tools and dies	364,053
Goodwill and intangible assets	618,729
Land and Building	1,136,000
Total	$3,066,542

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

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended

	February 28, 2013	February 29, 2012
Net Sales from Continuing Operations:
As Reported	$8,415,104	$6,312,216
Pro Forma	$8,415,104	7,216,848

Net Income from Continuing Operations:
As Reported	819,254	193,498
Pro Forma	819,254	222,848

Basic Net income per Share:
As Reported	$0.20	$0.05
Pro Forma	$0.20	$0.06

Diluted Net income per Share:
As Reported	$0.20	$0.05
Pro Forma	$0.20	$0.06

Weighted average outstanding shares used to compute basic net income per share	4,035,052	4,028,193
Weighted average outstanding shares used to compute diluted net income per share	4,047,134	4,046,125

(11)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.  At February 28, 2013, and November 30, 2012, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, and other current and long-term liabilities.  The carrying amounts approximate fair value because of the short maturity of these instruments.  The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

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

Approximate financial information with respect to the reportable segments is as follows.

Three Months and Year-to-Date Ended February 28, 2013
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$7,004,000	$394,000	$1,017,000	$8,415,000
Income (loss) from operations	561,000	(123,000)	275,000	713,000
Income (loss) before tax	1,176,000	(176,000)	261,000	1,261,000
Total Assets	26,697,000	2,707,000	3,328,000	32,732,000
Capital expenditures	139,000	4,000	1,000	144,000
Depreciation & Amortization	151,000	26,000	22,000	199,000

Three Months and Year-to-Date Ended February 29, 2012
	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$3,988,000	$330,000	$1,994,000	$6,312,000
Income (loss) from operations	136,000	(88,000)	314,000	362,000
Income (loss) before tax	137,000	(144,000)	296,000	289,000
Total Assets	20,633,000	2,773,000	4,756,000	28,162,000
Capital expenditures	77,000	14,000	15,000	106,000
Depreciation & Amortization	124,000	29,000	53,000	206,000

(13)	Subsequent Event

Management evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012.  Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions.  In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  Many of these forward-looking statements are located in this report under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our order backlog; (ii) our beliefs regarding the sufficiency of working capital and our continued ability to renew or obtain financing on reasonable terms when necessary; (iii) expected future expenses and operating results; (iv) growth strategy and expected benefits from acquisitions, and (v) our ability to capture additional sales and retain repeat customers in Vessels.

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

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of February 28, 2013 have remained unchanged from November 30, 2012.  These policies include revenue recognition, inventory valuation, income taxes and stock-based compensation.  Disclosure of these critical accounting policies is incorporated by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for the three-month period ended February 28, 2013 were $8,415,000 compared to $6,312,000 during the same respective period in 2012, a $2,103,000, or 33.3%, increase for the quarter and year-to-date. The agricultural products segment (“Manufacturing”) had a three-month sales increase of $3,016,000.  The modular buildings segment (“Scientific”) had a three-month sales decrease of $977,000.  The pressurized vessels segment (“Vessels”) had a three-month sales increase of $64,000.

Consolidated gross profit margin for the first fiscal quarter and year-to-date of 2013 was 28.2% compared to 23.4% during the first fiscal quarter and year-to-date of 2012.

Our first fiscal quarter and year-to-date sales at Manufacturing were $7,004,000, compared to $3,988,000 during the same period of 2012, an increase of $3,016,000, or 75.6%.  The year over year increase in revenue was primarily due to the additional sales of $1,221,000 attributable to the acquisition of Universal Harvester Co., Inc. (“UHC”) in May 2012 and the timing of sales of $1,177,000 attributable to OEM.  Gross margin for the quarter ended February 28, 2013 was 28.0%, compared to 26.3% for the same period in 2012.  The additional sales provided more volume in which to spread the fixed portion of manufacturing expenses.

Our first fiscal quarter and year-to-date sales at Vessels were $394,000, compared to $330,000 for the same period in 2012, an increase of $64,000, or 19.4%.  We have been working diligently to improve the consistency of our quality of goods and delivery of product.  These improvements have helped us to capture additional sales as well as retain repeat customers.  Gross margin for the quarter ended February 28, 2013 was (12.5%) compared to (12.6%) for the same period in 2012.  Despite the increase in sales, our production levels were not sufficient to absorb our fixed overhead costs; consequently Vessels continued to experience negative gross margins.

Our first fiscal quarter and year-to-date sales at Scientific were $1,017,000, compared to $1,994,000 for the same period in fiscal 2012, a decrease of $977,000, or (49.0%).  The decrease was primarily attributable to the near completion of an approximately $7 million fabrication and delivery contract executed in January 2012 and an approximately $1.7 million installation contract executed in April 2012.  Scientific was hired to design, fabricate, and install twenty-four modular units over the course of approximately one year for one of the world’s leading research and teaching institutions.  Most of the revenue for the contract was recognized during 2012.  Scientific uses percent complete accounting to calculate revenue and gross margins for all contracts. Gross margin for the quarter ended February 28, 2013 was 44.9% compared to 23.5% for the same period in 2012.  The gross margin increase was primarily due to the finalization of costs as compared to estimates.  The team worked hard to control costs as projects were finalized.

Expenses

Our first fiscal quarter and year-to-date consolidated selling expenses were $490,000 compared to $367,000 for the same period in 2012.  The first fiscal quarter and year-to-date increase was primarily due to increases in advertising and literature expenses and commissions related to our Manufacturing segment.  Revenue increases were in product lines that were subject to commissions.  Selling expenses as a percentage of sales were 5.8% for the three-month period ended February 28, 2013, compared to 5.8% for the same respective period in 2012.

Consolidated engineering expenses were $103,000 for the three months ended February 28, 2013, compared to $85,000 for the same period in 2012.  These increases were primarily due to the hiring of engineering staff at the Armstrong, Iowa facility (two positions were filled in the third fiscal quarter of 2012).  Engineering expenses as a percentage of sales were 1.2% for the three-month period ended February 28, 2013, compared to 1.3% for the same respective period in 2012.

Consolidated administrative expenses for the three months ended February 28, 2013 were $1,064,000 compared to $662,000 for the same period in 2012.  The increase is mainly due to management bonus accruals, which are tied to key performance measures, and the incremental expenses associated with the UHC acquisition.  Administrative expenses as a percentage of sales were 12.6% for the three-month period ending February 28, 2013, compared to 10.5% for the same respective period in 2012.

Gain/Loss-Asset Disposal

The Company had been leasing approximately 88 acres of excess land to third parties for farming.  In December of 2012, we sold this excess land as 3 separate tracts.  Tract 1 was farmland northwest of the Armstrong Manufacturing plant located at 5556 Highway 9 in Armstrong, Iowa.  The net gain on the sale totaled $316,000 (sales price of $372,000 less land cost of $43,000 and less closing costs of $13,000).  Tract 2 was farmland north of railroad tracks that run on the north side of the Armstrong Manufacturing plant located at 5556 Highway 9 in Armstrong, Iowa.  The net gain on the sale totaled $320,000 (sales price of $380,000 less land cost of $50,000 and less closing costs of $10,000).  Tract 3 was pasture land east of the Armstrong Manufacturing plant located at 5556 Highway 9 in Armstrong, Iowa.  The net gain on the sale totaled $3,000 (sales price of $33,000 less land cost of $25,000 and less closing costs of $5,000).

To better utilize our production facilities, our auger production was moved from our Salem, South Dakota facility to our West Union, Iowa production facility in July 2011. The Salem, South Dakota facility was sold in December 2012. An impairment of $95,000 was recognized in fiscal year 2012 on the production facility due to the Company’s carrying value exceeding the bid price.  A net loss of $9,000 was recognized in December 2012 which were the closing costs associated with the sale.

The pre-tax net gain for the three months ended February 28, 2013 on the sale of the 3 tracts of land and the Salem, South Dakota facility totaled $630,000. The accrued taxes for the quarter on the gain totaled $221,000.

Net Income

Consolidated net income was $819,000 for the three months ended February 28, 2013, compared to $193,000 for the same respective period in 2012.  The changes to net income for the three-month period were primarily attributable to the net gain realized from the sale of the land near Armstrong.

Order Backlog

The consolidated order backlog net of discounts as of March 31, 2013 was $9,603,474 compared to $13,809,960 as of March 31, 2012.  The decrease is due to the completion of a major contract from our modular buildings segment that began in early 2012 offset by sales attributable to the acquisition of UHC.  The agricultural products segment order backlog was $8,729,438 as of March 31, 2013, compared to $7,500,410 in fiscal 2012.  The backlog for the pressurized vessels segment was $765,248 as of March 31, 2013, compared to $390,324 in fiscal 2012. The backlog for the modular buildings segment was $108,788 as of February 28, 2013, compared to $5,919,226 in fiscal 2012. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our primary sources of funds for the three months ended February 28, 2013 were customer deposits for Manufacturing.  Those funds have been deposited in an interest bearing account at West Bank to be used to meet future production needs.  We have a $6,000,000 revolving Line of Credit with West Bank, which, as of February 28, 2013 and November 30, 2012, had an outstanding principal balance of $0.  The Line of Credit is renewable annually and is scheduled to mature on April 30, 2013.  We are currently assessing the need to renew the Line of Credit as it pertains to future business needs.  In addition, we have four term loans from West Bank, which had outstanding principal balances of approximately $2,337,000, $1,007,000, $1,144,000, and $1,813,000 as of February 28, 2013, respectively.  We have one term loan from U.S. Bank, which had an outstanding principal balance of approximately $795,000 as of February 28, 2013. We have also received funds pursuant to three promissory notes from the Iowa Department of Economic Development. These notes had outstanding principal balances of approximately $35,000, $12,000, and $49,000 as of February 28, 2013, respectively.  In May 2010, the Iowa Finance Authority extended us a loan to finance the purchase of a facility. As of February 28, 2013, the outstanding principal balance on this loan was approximately $998,000.  In September 2010, we obtained an interest-free $13,000 loan from the West Union Community Development Corporation, which requires annual principal payments of $4,333 on September 1 of 2011, 2012, and 2013.  On February 28, 2013, the outstanding principal balance on this loan was approximately $4,000.

Our loans require us to comply with various covenants, including maintaining certain financial ratios. We were in compliance with all financial ratio covenants as of November 30, 2012, our last measurement date.

For additional information about our financing activities, please refer to Note 9 to the audited consolidated financial statements and the discussion entitled “Liquidity and Capital Resources,” each contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012, as well as Note 7 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

                None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

Effective as of February 1, 2013, the Company entered into a First Amendment to Loan Agreement between the Company and the Iowa Finance Authority (the “Amendment”), which modified certain terms of the Loan Agreement between the Company and the Iowa Finance Authority, dated May 1, 2010 (the “Loan Agreement”). The Amendment provides that the interest rate reflected in the Company’s Manufacturing Facility Revenue Note, dated May 28, 2010, as amended February 1, 2013 (the “Note”), in the original principal amount of $1,300,000, was lowered from 3.5% per annum to 2.75% per annum as of February 1, 2013. All other terms of the Loan Agreement and the Note remain unchanged. For a further description of the terms of the Note and the Loan Agreement, see Note 7, “Loan and Credit Agreements,” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

The foregoing descriptions of the Amendment and the Note do not purport to be complete and are qualified in their entirety by reference to the Amendment and the Note, which are attached hereto as Exhibits 10.2 and 10.3, respectively, and are incorporated herein by reference.

On January 25, 2013, the Board of Directors of the Company, upon a recommendation by the Compensation Committee, approved compensation arrangements for fiscal 2013, which were retroactively effective to December 1, 2012. The arrangements approved by the Board of Directors included annual retainers of $255,000 and $85,000 for the Company’s Chairman of the Board and Vice Chairman of the Board, respectively, as described in the Company’s proxy statement filed with the Securities and Exchange Commission on Schedule 14A on March 25, 2013.

In addition, the Board of Directors of the Company decided to continue the incentive compensation pool previously approved for fiscal year 2012 and set the maximum cash incentives and objectives for fiscal year 2013. This pool provides incentive compensation for the Company’s Chairman of the Board, Vice Chairman of the Board and Chief Executive Officer, as well as certain other key employees. Under the approved incentive arrangements, the foregoing individuals will be eligible for maximum cash incentives as follows: Chairman of the Board, $191,250; Vice Chairman of the Board, $55,250; and Chief Executive Officer, $97,500. Each individual has the potential to earn specified levels of incentive compensation, up to the established maximum amounts, upon achievement of growth objectives related to earnings per share, staff development and reporting in the accounting department, profitability in the Pressurized Vessels segment, and strategic growth. These objectives, and the target incentive compensation thresholds and gradations, are based on an analysis of market data conducted by the Compensation Committee, along with consideration of the Company’s circumstances and opportunities. They reflect the belief of the Board of Directors and Compensation Committee that defined annual incentives should be closely aligned with financial performance and opportunities for long-term growth.

Item 6. Exhibits.

See “Exhibit Index” on page 20 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date: April 15, 2013	By:	/s/ Carrie L. Majeski
Carrie L. Majeski
President Chief Executive Officer and interim Chief Financial Officer

Art’s-Way Manufacturing Co., Inc.
Exhibit Index
Form 10-Q for the Quarterly Period Ending February 28, 2013

Exhibit No.	Description
10.1	Employment Agreement, by and between the Company and Michael Furness, dated March 18, 2013 – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2013.
10.2	Manufacturing Facility Revenue Note, dated May 28, 2010, as amended February 1, 2013 – filed herewith.
10.3	First Amendment to Loan Agreement between the Company and the Iowa Finance Authority, dated February 1, 2013 – filed herewith.
31.1	Certificate of Chief Executive Officer and interim Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certificate of Chief Executive Officer and interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
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