Form 10-Q
period 2013-05-31
ARTS WAY MANUFACTURING CO INC
filed 2013-07-15
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2013

or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 0-5131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

DELAWARE	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of common shares outstanding as of July 8, 2013: 4,041,552

Art’s-Way Manufacturing Co., Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
Assets	May 31, 2013	November 30, 2012
Current assets:
Cash	$2,123,272	$1,546,609
Accounts receivable-customers, net of allowance for doubtful accounts of $31,187 and $27,958 in 2013 and 2012, respectively	2,365,799	2,778,007
Inventories, net	14,819,571	14,327,482
Deferred taxes	1,087,143	1,061,806
Cost and Profit in Excess of Billings	-	102,058
Other current assets	337,923	309,800
Total current assets	20,733,708	20,125,762
Property, plant, and equipment, net	9,432,830	9,562,698
Assets held for lease, net	285,248	340,979
Assets held for sale, net	-	205,508
Goodwill and other Intangibles	993,729	993,729
Total assets	$31,445,515	$31,228,676
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of term debt	$1,282,782	$1,165,177
Accounts payable	862,737	654,322
Customer deposits	992,139	232,300
Billings in Excess of Cost and Profit	28,079	1,125,666
Accrued expenses	1,959,960	1,960,240
Income taxes payable	199,215	821,300
Total current liabilities	5,324,912	5,959,005
Long-term liabilities
Deferred taxes	825,682	897,492
Long Term debt, excluding current portion	6,860,383	7,300,957
Total liabilities	13,010,977	14,157,454
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2013 and 2012; issued and outstanding 0 shares in 2013 and 2012.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2013 and 2012; issued and outstanding 4,037,552 in 2013 and 4,035,052 in 2012	40,376	40,351
Additional paid-in capital	2,570,107	2,540,320
Retained earnings	15,824,055	14,490,551
Total stockholders’ equity	18,434,538	17,071,222
Total liabilities and stockholders’ equity	$31,445,515	$31,228,676

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Year-to-Date

	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Net sales	$9,250,308	$11,685,169	$17,665,413	$17,997,383
Cost of goods sold	6,685,890	8,527,545	12,731,827	13,363,538
Gross profit	2,564,418	3,157,624	4,933,586	4,633,845
Expenses:
Engineering	101,125	73,351	203,692	158,411
Selling	483,782	424,528	973,519	791,312
General and administrative	1,180,552	1,165,979	2,244,662	1,828,101
Total expenses	1,765,459	1,663,858	3,421,873	2,777,824
Income from operations	798,959	1,493,766	1,511,713	1,856,021
Other income (expense):
Interest expense	(79,739)	(109,026)	(169,202)	(202,069)
Other	(9,443)	19,738	628,699	39,604
Total other income (loss)	(89,182)	(89,288)	459,497	(162,465)
Income before income taxes	709,777	1,404,478	1,971,210	1,693,556
Current tax expense	292,684	450,049	734,857	507,125
Deferred tax expense (benefit)	(97,147)	18,448	(97,147)	56,952
Net income	$514,240	$935,981	$1,333,500	$1,129,479

Net income per share:
Basic net income per share	$0.13	$0.23	$0.33	$0.28
Diluted net income per share	$0.13	$0.23	$0.33	$0.28
Weighted average outstanding shares used to compute basic net income per share	4,037,552	4,031,439	4,036,302	4,029,825
Weighted average outstanding shares used to compute diluted net income per share	4,051,692	4,047,787	4,049,480	4,047,346

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Year To Date
	May 31, 2013	May 31, 2012
Cash flows from operations:
Net income	$1,333,500	$1,129,479
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	29,812	34,518
Gain on disposal of property, plant, and equipment	(604,245)	-
Depreciation expense	370,084	377,578
Amortization expense	-	30,000
Bad debt expense	3,229	-
Deferred income taxes	(97,147)	56,952
Changes in assets and liabilities net of Universal Harvester acquisition:
(Increase) decrease in:
Accounts receivable	408,979	(5,397,295)
Inventories	(492,088)	(559,868)
Other current assets	(28,120)	(124,309)
Increase (decrease) in:
Accounts payable	208,415	1,354,166
Contracts in progress, net	(995,529)	1,612,755
Customer deposits	759,838	1,141,274
Income taxes payable	(622,085)	72,042
Accrued expenses	(279)	393,201
Net cash provided by operating activities	274,364	120,493
Cash flows from investing activities:
Purchases of property, plant, and equipment	(210,269)	(203,129)
Purchase of assets of Universal Harvester	-	(3,003,565)
Proceeds from sale of Armstrong, IA land and Salem, SD building	835,536	-
Net cash provided by (used in) investing activities	625,267	(3,206,694)
Cash flows from financing activities:
Net change in line of credit	-	697,035
Payments of notes payable to bank	(551,307)	(328,204)
Proceeds from term debt	228,339	2,880,000
Proceeds from the exercise of stock options	-	9,110
Net cash (used in) financing activities	(322,968)	3,257,941
Net increase in cash	576,663	171,740
Cash at beginning of period	1,546,609	118,924
Cash at end of period	$2,123,272	$290,664

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$169,202	$198,718
Income taxes	1,356,942	436,900

Universal Harvester acquisition:
Inventories	$-	$947,760
Equipment, tools and dies	-	364,053
Goodwill and intagible assets	-	618,729
Land and Building	-	1,108,573
Non-Cash Activity: Stock issued for purchase of assets	-	(35,550)
Cash paid	-	3,003,565

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)    Description of the Company

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

We have organized our business into three operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies. Our agricultural products segment (“Manufacturing”) manufactures farm equipment under the Art’s-Way Manufacturing label and private labels. Our pressurized vessels segment (“Vessels”) manufactures pressurized vessels and our modular buildings segment (“Scientific”) manufactures modular buildings for various uses, commonly animal containment and research laboratories. For detailed financial information relating to segment reporting, see Note 12, “Segment Information.”

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

On June 25, 2013, the Company acquired the fixed assets, raw material inventory, work-in-progress inventory and select finished goods inventory of Agro Trend, a division of Rojac Industries, Inc. of Clifford, Ontario, Canada. See Note 13, “Subsequent Event.”

2)    Summary of Significant Account Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2012. The results of operations for the three and six months ended May 31, 2013 are not necessarily indicative of the results for the fiscal year ending November 30, 2013.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three and six months ended May 31, 2013. Actual results could differ from those estimates.

3)    Net Income Per Share of Common Stock

Basic net income per common share has been computed on the basis of the weighted average number of common shares outstanding. Diluted net income per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.

Basic and diluted earnings per common share have been computed based on the following as of May 31, 2013 and May 31, 2012:

	For the three months ended
	May 31, 2013	May 31, 2012
Basic:
Numerator: net income	$514,240	$935,981
Denominator: average number of common shares outstanding	4,037,552	4,031,439
Basic earnings per common share	$0.13	$0.23

Diluted:
Numerator: net income	$514,240	$935,981
Average number of common shares outstanding	4,037,552	4,031,439
Effect of dilutive stock options	14,140	16,348
Denominator: dilutive average number of common shares outstanding	4,051,692	4,047,787
Diluted earnings per common share	$0.13	$0.23

	For the six months ended
	May 31, 2013	May 31, 2012
Basic:
Numerator: net income	$1,333,500	$1,129,479
Denominator: average number of common shares outstanding	4,036,302	4,029,825
Basic earnings per common share	$0.33	$0.28

Diluted:
Numerator: net income	$1,333,500	$1,129,479
Average number of common shares outstanding	4,036,302	4,029,825
Effect of dilutive stock options	13,178	17,521
Denominator: dilutive average number of common shares outstanding	4,049,480	4,047,346
Diluted earnings per common share	$0.33	$0.28

4)    Inventory

Major classes of inventory are:

	May 31, 2013	November 30, 2012
Raw materials	$10,055,893	$8,466,060
Work in process	447,628	632,969
Finished goods	6,958,432	7,694,528
	$17,461,953	$16,793,557
Less: Reserves	(2,642,382)	(2,466,075)
	$14,819,571	$14,327,482

5)    Accrued Expenses

Major components of accrued expenses are:

	May 31, 2013	November 30, 2012
Salaries, wages, and commissions	$1,043,989	$924,123
Accrued warranty expense	526,981	578,864
Other	388,990	457,253
	$1,959,960	$1,960,240

6)    Product Warranty

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

Changes in the Company’s product warranty liability for the three and six months ended May 31, 2013 and May 31, 2012 are as follows:

	For the three months ended
	May 31, 2013	May 31, 2012
Balance, beginning	$575,330	$184,137
Settlements made in cash or in-kind	(212,374)	(33,695)
Warranties issued	164,025	127,523
Balance, ending	$526,981	$277,965

	For the six months ended
	May 31, 2013	May 31, 2012
Balance, beginning	$578,864	$201,630
Settlements made in cash or in-kind	(381,063)	(176,719)
Warranties issued	329,180	253,054
Balance, ending	$526,981	$277,965

7)    Loan and Credit Agreements

On May 1, 2013, the Company began to move all banking arrangements previously held through West Bank to U.S. Bank. The relationship with U.S. Bank now includes an $8,000,000 revolving line of credit (the “Line of Credit”) which is scheduled to mature on May 1, 2014. The Line of Credit is renewable annually with advances funding the Company’s working capital needs and is secured by real property and fixed asset collateral. The interest rate is U.S. Bank’s prime interest rate, adjusted each time that the Federal prime rate changes, with a minimum rate of 3.50%. As of May 31, 2013, the interest rate was the minimum of 3.50%. Monthly interest-only payments are required and the unpaid principal is due on the maturity date. As of May 31, 2013, the Company had no principal balance outstanding against the Line of Credit. The Line of Credit states that the borrowing base will be an amount equal to the sum of 75% of accounts receivable (discounted for aged accounts and customer balances exceeding 20% of aggregate receivables), plus 50% of inventory (this component cannot exceed $6,000,000 and only includes finished goods and raw materials deemed to be in good condition and not obsolete), less any outstanding loan balance of the Line of Credit, and less undrawn amounts of outstanding letters of credit issued by U.S. Bank or any affiliate. The Company’s obligations under the Line of Credit are evidenced by a Revolving Credit Note effective May 1, 2013, a Revolving Credit Agreement dated May 1, 2013 and certain other ancillary documents.

In addition to the Line of Credit, on May 1, 2013, the Company refinanced all outstanding West Bank term loans with U.S. Bank. The West Bank long-term debt, which had outstanding principal balances of $4,342,000 at a fixed interest rate of 4.75% and $1,749,000 at a fixed interest rate of 4.50%, was paid off with four U.S. Bank loans totaling $6,319,000 at a fixed interest rate of 2.98% (the “2013 U.S. Bank Term Loans”). As detailed in the Company’s long-term debt summary below, monthly principal and interest payments in the aggregate amount of $93,850 are required, with final payments of principal and accrued interest on the four loans, in the aggregate amount of $1,372,000, due on May 1, 2018.

As a result of paying off the West Bank loans, the Company incurred $130,000 worth of prepayment penalties which were financed by the U.S. Bank loans. The penalties were booked to fixed costs on the income statement for the quarter ended May 31, 2013. Closing costs amounted to $9,000 and will be amortized over the life of the loans.

Except for the U.S. Bank UHC Loan (as defined below), each of the Company’s term loans from U.S. Bank is governed by a Term Note and a Term Loan Agreement. Each Term Loan Agreement and the Revolving Credit Agreement require the Company to provide monthly internally prepared financial reports, year-end audited financial statements, and a monthly aging of accounts receivable. The Company, as of the end of each fiscal quarter, must maintain a debt to tangible net worth ratio of not more than 1.5 to 1.0 and a fixed charge coverage ratio of at least 1.15 to 1.00. The loans are secured by a first position security interest on the assets of the Company and its subsidiaries, including but not limited to, inventories, machinery, equipment and real estate, in accordance with the Business Security Agreements entered into by the Company and its subsidiaries and the Pledge Agreements entered into by the subsidiaries. Additionally, the Company has mortgaged certain real property in favor of U.S. Bank to secure the new loans, as documented by the Mortgage, Security Agreement and Assignment of Rents between U.S. Bank and the Company and its subsidiaries.

If the Company or its subsidiaries (as guarantors pursuant to continuing guaranties) commits an event of default under the Term Loan Agreements, Business Security Agreements, Pledge Agreements or Revolving Credit Agreement and fails or is unable to cure that default, the interest rate on each of the loans and Line of Credit could increase by 5.0% per annum and U.S. Bank can immediately terminate its obligation, if any, to make additional loans to the Company. In addition, U.S. Bank may collect any and all money due or to become due and shall have all other rights and remedies for default provided by the Uniform Commercial Code, as well as any other applicable law and the various loan agreements, including, without limitation, the right to repossess, render unusable and/or dispose of the collateral without judicial process.

The Company was in compliance with all covenants under the Term Loan Agreements and the Revolving Credit Agreement as measured on May 31, 2013. As of May 31, 2013, the Company’s debt to tangible net worth ratio and fixed charge coverage ratio were within the maximum and minimum, respectively, as required by the Term Loan Agreement. The next measurement date is August 31, 2013.

On May 10, 2012, the Company obtained $880,000 in long-term debt from U.S. Bank issued to acquire the building and property of Universal Harvester Co., Inc. located in Ames, Iowa (the “U.S. Bank UHC Loan”). The maturity date of this loan is May 10, 2017, with a final payment of principal and accrued interest in the amount of $283,500 due May 10, 2017. This loan is secured by a mortgage on the building and property acquired from Universal Harvester Co., Inc. in Ames, Iowa, pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 10, 2012. On May 1, 2013, the U.S. Bank UHC Loan and the Mortgage were amended to extend the mortgage to secure the 2013 U.S. Bank Term Loans in addition to the U.S. Bank UHC Loan.

If the Company or its subsidiaries (as guarantors) commits an event of default under the agreement governing the U.S. Bank UHC Loan, the lender may cause the entire amount of the loan to be immediately due and payable, may foreclose on the property, or may increase the interest rate to a rate of 5.00% per annum, plus the interest rate otherwise payable under the U.S. Bank Loan.

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

If the Company commits an event of default under the IFA Loan Agreement and does not cure the event of default within the time specified by the IFA Loan Agreement, the lender may cause the entire amount of the loan to be immediately due and payable and take any other action that it is lawfully permitted to take or in equity to enforce the Company’s performance.

The Company was in compliance with all covenants under the IFA Loan Agreement as measured on November 30, 2012. The next measurement date is November 30, 2013.

A summary of the Company’s term debt is as follows:

	May 31, 2013	November 30, 2012

U.S. Bank loan payable in monthly installments of $42,500 including interest at 2.98%, due May 1, 2018 (November 30, 2012 is West Bank loan amount)	$2,335,500	$2,435,359

U.S. Bank loan payable in monthly installments of $11,000 including interest at 2.98%, due May 1, 2018 (November 30, 2012 is West Bank loan amount)	1,006,500	1,027,330

U.S. Bank loan payable in monthly installments of $12,550 including interest at 2.98%, due May 1, 2018 (November 30, 2012 is West Bank loan amount)	1,143,600	1,167,725

U.S. Bank loan payable in monthly installments of $27,800 including interest at 2.98%, due May 1, 2018 (November 30, 2012 is West Bank loan amount)	1,833,510	1,875,120

U.S. Bank loan payable in monthly installments of $11,700 including interest at 3.15%, due May 10, 2017	765,999	823,555

Iowa Finance Authority loan payable in monthly installments of $12,500 including interest at 2.75%, due June 1, 2020	966,801	1,027,366

IDED loan payable in monthly installments of $2,437 including interest at 6%, due June 1, 2014	28,325	41,866

IDED loan payable in monthly installments of $813 including interest at 0%, due June 1, 2014	9,766	14,649

IDED loan payable in monthly installments of $0 including interest at 0%, due July 1, 2014	48,830	48,830

West Union Community Development Corporation loan payable in annual installments of $4,333 including interest at 0%, due September 1, 2013	4,334	4,334

Total term debt	$8,143,165	$8,466,134
Less current portion of term debt	1,282,782	1,165,177
Term debt, excluding current portion	$6,860,383	$7,300,957

8)    Recently Issued Accounting Pronouncements

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

9)    Equity Incentive Plan and Stock Based Compensation

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

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. We estimate the fair value of each stock-based award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. The stock-based compensation expense for the quarter amounted to $27,000 calculated using a volatility rate of 53%, a two year expected option life, a discount rate of 3.25%, and a dividend yield of 1.063%.

10)  Acquisitions

On May 10, 2012, the Company acquired the assets of Universal Harvester Co., Inc. consisting of inventory, equipment, land, building, goodwill, and intangible assets. The acquisition-date fair value of the total consideration transferred was approximately $3,066,000 consisting of $3,030,450 of current and future cash to be paid and $35,550 of common stock. Under the terms of the purchase agreement, cash in the amount $3,003,565 was paid on May 11, 2012 and $27,427 of cash will be paid on real estate taxes accrued but due on the land and building in future periods. As of May 31, 2013, the Company has paid all of the accrued real estate taxes. The Company issued 5,000 shares of common stock valued at $35,550 based on the closing market price as of May 10, 2012.

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

	Three Months Ended		Six Months Ended
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012
Net Sales from Continuing Operations:
As Reported	$9,250,308	$11,685,169	$17,665,413	$17,997,383
Pro Forma	$9,250,308	$12,965,205	$17,665,413	$20,182,051

Net Income from Continuing Operations:
As Reported	$514,240	$935,981	$1,333,500	$1,129,479
Pro Forma	$514,240	$1,388,142	$1,333,500	$1,610,990

Basic Net income per Share:
As Reported	$0.13	$0.23	$0.33	$0.28
Pro Forma	$0.13	$0.34	$0.33	$0.40

Diluted Net income per Share:
As Reported	$0.13	$0.23	$0.33	$0.28
Pro Forma	$0.13	$0.34	$0.33	$0.40

Weighted average outstanding shares used to compute basic net income per share	4,037,552	4,031,439	4,036,302	4,029,825
Weighted average outstanding shares used to compute diluted net income per share	4,051,692	4,047,787	4,049,480	4,047,346

11)  Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At May 31, 2013, and November 30, 2012, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts approximate fair value because of the short maturity of these instruments. The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

12)  Segment Information

There are three reportable segments: agricultural products, pressurized vessels and modular buildings. The agricultural products segment fabricates and sells farming products as well as related equipment and replacement parts for these products in the United States and worldwide. The pressurized vessels segment produces pressurized tanks. The modular buildings segment manufactures and installs modular buildings for animal containment and various laboratory uses.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Management evaluates the performance of each segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses.

Approximate financial information with respect to the reportable segments is as follows.

Three Months Ended May 31, 2013

	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$7,716,000	$642,000	$892,000	$9,250,000
Income (loss) from operations	568,000	(12,000)	243,000	799,000
Income (loss) before tax	517,000	(38,000)	231,000	710,000
Total Assets	25,531,000	2,891,000	3,024,000	31,446,000
Capital expenditures	58,000	5,000	3,000	66,000
Depreciation & Amortization	96,000	26,000	49,000	171,000

Three Months Ended May 31, 2012

	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$8,006,000	$617,000	$3,062,000	$11,685,000
Income (loss) from operations	1,038,000	(30,000)	485,000	1,493,000
Income (loss) before tax	1,024,000	(87,000)	468,000	1,405,000
Total Assets	25,014,000	2,791,000	7,310,000	35,115,000
Capital expenditures	1,563,000	(9,000)	7,000	1,561,000
Depreciation & Amortization	121,000	29,000	53,000	203,000

Six Months Ended May 31, 2013

	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$14,720,000	$1,036,000	$1,909,000	$17,665,000
Income (loss) from operations	1,129,000	(135,000)	518,000	1,512,000
Income (loss) before tax	1,693,000	(214,000)	492,000	1,971,000
Total Assets	25,531,000	2,891,000	3,024,000	31,446,000
Capital expenditures	197,000	9,000	4,000	210,000
Depreciation & Amortization	247,000	52,000	71,000	370,000

Six Months Ended May 31, 2012

	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Revenue from external customers	$11,994,000	$946,000	$5,057,000	$17,997,000
Income (loss) from operations	1,174,000	(118,000)	800,000	1,856,000
Income (loss) before tax	1,161,000	(231,000)	763,000	1,693,000
Total Assets	25,014,000	2,791,000	7,310,000	35,115,000
Capital expenditures	1,640,000	5,000	22,000	1,667,000
Depreciation & Amortization	245,000	57,000	106,000	408,000

13)  Subsequent Event

On June 25, 2013, the Company acquired the fixed assets, raw material inventory, work-in-process inventory, and select finished good inventory of Agro Trend, a division of Rojac Industries, Inc. of Clifford, Ontario, Canada. A new entity was formed, Art's Way Manufacturing International, LTD (“International”), which will be included in the agricultural products segment for financial reporting purposes. Art's Way Manufacturing International will lease the facility in Clifford, Ontario and plans on continuing manufacturing, marketing and sales from the Canadian location. The amount paid in US dollars for the acquisition totaled $313,000 ($88,000 in fixed assets, $223,000 in inventory, and $2,000 in rental expense).

The acquisition also includes a consignment arrangement regarding $600,000 of select finished good inventory. As part of the arrangement, International agrees to use reasonable efforts to sell the inventory including providing a sales and marketing plan with projections within 60 days of the closing date and meeting with the consignor quarterly to discuss progress. Once a month, International will pay the consignor an amount equal to the cost base of the inventory sold that month.

Because the purchase occurred after May 31, 2013, the event does not require recognition in the condensed consolidated financial statements. Management evaluated all other activity of the Company and concluded that no other subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of May 31, 2013 have remained unchanged from November 30, 2012. These policies include revenue recognition, inventory valuation, income taxes and stock-based compensation. Disclosure of these critical accounting policies is incorporated by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for the three- and six-month periods ended May 31, 2013 were $9,250,000 and $17,665,000, respectively, compared to $11,685,000 and $17,997,000 during the same respective periods in 2012, a $2,435,000, or 20.8%, decrease for the quarter and a $332,000, or 1.8%, decrease year-to-date. The agricultural products segment (“Manufacturing”) had a three-month sales decrease of $290,000. Six-month sales for 2013 are ahead of the same respective period in 2012 by $2,726,000. The modular buildings segment (“Scientific”) had a three- and six-month sales decrease of $2,170,000 and $3,148,000, respectively. The pressurized vessels segment (“Vessels”) had a three- and six-month sales increase of $25,000 and $90,000, respectively.

Consolidated gross profit margin for the second fiscal quarter was 27.7% compared to 27.0% during the same quarter of 2012. Gross profit margin year-to-date of 2013 was 27.9% compared to 25.7% for year-to-date of 2012.

Our second fiscal quarter sales at Manufacturing were $7,716,000, compared to $8,006,000 during the same period of 2012, a decrease of $290,000, or 3.6%. Year-to-date sales were up to $14,720,000, from $11,994,000 as of May 31, 2012, an increase of $2,726,000, or 22.7%. The year over year increase in revenue was due to additional sales of $2,917,000 attributable to the acquisition of Universal Harvester Co., Inc. (“UHC”) in May 2012. Gross margin for the quarter ended May 31, 2013 was 26.0%, compared to 30.7% for the same period in 2012. The year-to-date gross margin was 26.9% in 2013, compared to 29.2% in 2012. The decrease is primarily attributable to the timing of beat harvester deliveries.

Our second fiscal quarter sales at Vessels were $642,000, compared to $617,000 for the same period in 2012, an increase of $25,000, or 4.1%. Year-to-date sales were $1,036,000, compared to $946,000 for the six-month period ending May 31, 2012, an increase of $90,000, or 9.5%. Gross margin for the quarter ended May 31, 2013 was 17.6% compared to 8.1% for the same period in 2012. Year-to-date gross margin was 6.2% in 2013 compared to 0.9% in 2012. The additional sales have been the main contributor to the improved margins.

Our second fiscal quarter sales at Scientific were $892,000, compared to $3,062,000 for the same period in fiscal 2012, a decrease of $2,170,000, or (70.9%). Year-to-date sales were $1,909,000, compared to $5,057,000 for the six-month period ended May 31, 2012, a decrease of $3,148,000, or (62.3%). The decrease was primarily attributable to the completion of an approximately $7 million fabrication and delivery contract executed in January 2012 and an approximately $1.7 million installation contract executed in April 2012. Scientific was hired to design, fabricate, and install twenty-four modular units over the course of approximately one year for one of the world’s leading research and teaching institutions. Most of the revenue for the contract was recognized during 2012. Scientific uses percent complete accounting to calculate revenue and gross margins for all contracts. Gross margin for the quarter ended May 31, 2013 was 50.3% compared to 21.3% for the same period in 2012. Year-to-date gross margin was 47.4% in 2013 compared to 22.2% in 2012. The gross margin increase was due to the finalization of costs as compared to estimates and miscellaneous reductions in expenses. The team worked hard to control costs as the 2012 fabrication and installation projects were finalized.

Expenses

Our second fiscal quarter consolidated selling expenses were $484,000 compared to $425,000 for the same period in 2012. Year-to-date selling expenses were $974,000 in 2013 compared to $791,000 for the same period in 2012. The increase was primarily due to increases in advertising and literature expenses related to our Manufacturing segment. Selling expenses as a percentage of sales were 5.2% and 5.5% for the three- and six-month periods ended May 31, 2013, compared to 3.6% and 4.4% for the same respective periods in 2012.

Consolidated engineering expenses were $101,000 for the three months ended May 31, 2013, compared to $73,000 for the same period in 2012. Year-to-date engineering expenses were $204,000 for 2013 compared to $158,000 in 2012. These increases were primarily due to the hiring of engineering staff at the Armstrong, Iowa facility (two open positions were filled in the third fiscal quarter of 2012). Engineering expenses as a percentage of sales were 1.1% and 1.2% for the three- and six-month periods ended May 31, 2013, compared to 0.6% and 0.9% for the same respective periods in 2012.

Consolidated administrative expenses for the three months ended May 31, 2013 were $1,181,000 compared to $1,166,000 for the same period in 2012. Year-to-date administrative expenses were $2,245,000 for 2013 compared to $1,828,000 in 2012. The increase is mainly due to the incremental expenses associated with the UHC acquisition and the West Bank loan prepayment penalties described in Note 7 to the quarterly unaudited condensed consolidated financial statements included in Part I, Item 1 of this report. Administrative expenses as a percentage of sales were 12.8% and 12.7% for the three- and six-month periods ending May 31, 2013, compared to 10.0% and 10.2% for the same respective periods in 2012.

Gain/Loss-Asset Disposal

The Company had been leasing approximately 88 acres of excess land to third parties for farming. In December of 2012, we sold this excess land as 3 separate tracts. Tract 1 was farmland northwest of the Armstrong Manufacturing plant located at 5556 Highway 9 in Armstrong, Iowa. . Tract 2 was farmland north of railroad tracks that run on the north side of the Armstrong Manufacturing plant located at 5556 Highway 9 in Armstrong, Iowa. . Tract 3 was pasture land east of the Armstrong Manufacturing plant located at 5556 Highway 9 in Armstrong, Iowa. The net gain on the sale of the three parcels totaled $639,000.

To better utilize our production facilities, our auger production was moved from our Salem, South Dakota facility to our West Union, Iowa production facility in July 2011. The Salem, South Dakota facility was sold in December 2012. An impairment of $95,000 was recognized in fiscal year 2012 on the production facility due to the Company’s carrying value exceeding the bid price. A net loss of $9,000 was recognized in December 2012, which consisted of the closing costs associated with the sale.

The net gain for the six months ended May 31, 2013 on the sale of the 3 tracts of land and the Salem, South Dakota facility totaled $630,000.

Net Income

Consolidated net income was $514,000 and $1,334,000 for the three- and six-months ended May 31, 2013, compared to $936,000 and $1,129,000 for the same respective periods in 2012. The changes to net income for the six-month period were primarily attributable to the timing in net sales, offset by the net gain realized from the sale of the land near Armstrong.

Order Backlog

The consolidated order backlog net of discounts as of May 31, 2013 was $6,323,000 compared to $10,356,000 as of May 31, 2012. The decrease is due to the completion of a major contract from our modular buildings segment that began in early 2012, offset by sales attributable to the acquisition of UHC. The agricultural products segment order backlog was $5,573,000 as of May 31, 2013, compared to $4,824,000 in fiscal 2012. The backlog for the pressurized vessels segment was $482,000 as of May 31, 2013, compared to $457,000 in fiscal 2012. The backlog for the modular buildings segment was $268,000 as of May 31, 2013, compared to $5,075,000 in fiscal 2012. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our primary sources of funds for the three and six months ended May 31, 2013 were customer deposits for Manufacturing, proceeds from the sale of the land near Armstrong, and income from operations. Those funds have been deposited at U.S. Bank to be used to meet future production needs. We have an $8,000,000 revolving Line of Credit with U.S. Bank, which, as of May 31, 2013, had an outstanding principal balance of $0. The line of credit is renewable annually and is scheduled to mature on May 1, 2014.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

On May 1, 2013, the Company entered into various financing agreements with U.S. Bank, as detailed below, which supersede certain prior financing agreements with West Bank. The relationship with U.S. Bank now includes an $8,000,000 revolving line of credit (the “Line of Credit”) which is scheduled to mature on May 1, 2014. The Line of Credit is renewable annually with advances funding the Company’s working capital needs and is secured by real property and fixed asset collateral. The interest rate is U.S. Bank’s prime interest rate, adjusted each time that the Federal prime rate changes, with a minimum rate of 3.50%. As of May 31, 2013, the interest rate was the minimum of 3.50%. Monthly interest-only payments are required and the unpaid principal is due on the maturity date. As of May 31, 2013, the Company had no principal balance outstanding against the Line of Credit. The Line of Credit states that the borrowing base will be an amount equal to the sum of 75% of accounts receivable (discounted for aged accounts and customer balances exceeding 20% of aggregate receivables), plus 50% of inventory (this component cannot exceed $6,000,000 and only includes finished goods and raw materials deemed to be in good condition and not obsolete), less any outstanding loan balance of the Line of Credit, and less undrawn amounts of outstanding letters of credit issued by U.S. Bank or any affiliate. The Company’s obligations under the Line of Credit are evidenced by a Revolving Credit Note effective May 1, 2013, a Revolving Credit Agreement dated May 1, 2013 and certain other ancillary documents.

In addition to the Line of Credit, on May 1, 2013, the Company refinanced all outstanding West Bank term loans with U.S. Bank. The West Bank long-term debt, which had outstanding principal balances of $4,342,000 at a fixed interest rate of 4.75% and $1,749,000 at a fixed interest rate of 4.50%, was paid off with four U.S. Bank loans, each at a fixed interest rate of 2.98% (the “2013 U.S. Bank Term Loans”). The first of these loans is for a principal amount of $2,335,500, with required monthly payments of $42,500, including principal and accrued interest, and a final payment of principal and accrued interest of $9,682 due on May 1, 2018. The second loan is for a principal amount of $1,006,500, with required monthly payments of $11,000, including principal and accrued interest, and a final payment of principal and accrued interest of $470,033 due on May 1, 2018. The third loan is for a principal amount of $1,833,510, with required monthly payments of $27,800, including principal and accrued interest, and a final payment of principal and accrued interest of $361,986 due on May 1, 2018. The fourth loan is for a principal amount of $1,143,600, with required monthly payments of $12,550, including principal and accrued interest, and a final payment of principal and accrued interest of $530,770 due on May 1, 2018.

As a result of paying off the West Bank loans, the Company incurred $130,000 worth of prepayment penalties which were financed by the U.S. Bank loans. The penalties were booked to fixed costs on the income statement for the quarter ended May 31, 2013. Closing costs amounted to $9,000 and will be amortized over the life of the loans.

Each of the term loans from U.S. Bank is governed by a Term Note and a Term Loan Agreement. Each Term Loan Agreement and the Revolving Credit Agreement require the Company to provide monthly internally prepared financial reports, year-end audited financial statements, and a monthly aging of accounts receivable. The Company, as of the end of each fiscal quarter, must maintain a debt to tangible net worth ratio of not more than 1.5 to 1.0 and a fixed charge coverage ratio of at least 1.15 to 1.00. The loans are secured by a first position security interest on the assets of the Company and its subsidiaries, including but not limited to, inventories, machinery, equipment and real estate, in accordance with the Business Security Agreements entered into by the Company and its subsidiaries and the Pledge Agreements entered into by the subsidiaries. Additionally, the Company has mortgaged certain real property in favor of U.S. Bank to secure the new loans, as documented by the Mortgage, Security Agreement and Assignment of Rents between U.S. Bank and the Company and its subsidiaries.

If the Company or its subsidiaries (as guarantors pursuant to continuing guaranties) commits an event of default under the Term Loan Agreements, Business Security Agreements, Pledge Agreements or Revolving Credit Agreement and fails or is unable to cure that default, the interest rate on each of the loans and Line of Credit could increase by 5.0% and U.S. Bank can immediately terminate its obligation, if any, to make additional loans to the Company. In addition, U.S. Bank may collect any and all money due or to become due and shall have all other rights and remedies for default provided by the Uniform Commercial Code, as well as any other applicable law and the various loan, including, without limitation, the right to repossess, render unusable and/or dispose of the collateral without judicial process. Events of default include, without limitation, nonpayment, nonperformance of covenants, misrepresentation, default on other obligations in excess of $10,000, unsatisfied judgments exceeding $10,000, bankruptcy, or adverse changes in the financial condition of the business.

The foregoing descriptions of the Revolving Credit Note, Revolving Credit Agreement, Term Loan Agreements, Business Security Agreements, Pledge Agreements, Continuing Guaranties, and Mortgages do not purport to be complete and are qualified in their entirety by reference to such documents which are attached hereto as Exhibits 10.2 through 10.23, respectively, and are incorporated herein by reference.

On May 1, 2013, the Company executed an Amendment to Note to its May 10, 2012 $880,000 note to U.S. Bank N.A. (the “U.S. Bank UHC Loan”) and a corresponding Amendment to Mortgage to extend the Mortgage to secure the 2013 U.S. Bank Term Loans in addition to the U.S. Bank UHC Loan. For more information on the U.S. Bank UHC Loan, see Note 7 to the quarterly unaudited consolidated condensed financial statements included in this report.

The forgoing descriptions of the Amendment to Note and the Amendment to Mortgage do not purport to be complete and are qualified in their entirety by reference to such documents, which are attached hereto as Exhibits 10.24 and 10.25 and are incorporated herein by reference.

Item 6.   Exhibits.

See “Exhibit Index” on page 20 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date: July 15, 2013	By:	/s/ Carrie L. Majeski
Carrie L. Majeski
President, Chief Executive Officer and interim
Chief Financial Officer

Art’s-Way Manufacturing Co., Inc.

Exhibit Index

Form 10-Q for the Quarterly Period Ending May 31, 2013

Exhibit No.	Description
10.1	Employment Agreement, by and between the Company and Michael Furness, dated March 18, 2013 – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2013.
10.2	Revolving Credit Note, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank N.A., dated May 1, 2013 – filed herewith.
10.3	Revolving Credit Agreement, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank N.A., dated May 1, 2013 – filed herewith.
10.4	Term Note for loan in the amount of $1,143,600, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank N.A., dated May 1, 2013 – filed herewith.
10.5	Term Loan Agreement for loan in the amount of $1,143,600, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank N.A., dated May 1, 2013 – filed herewith.
10.6	Term Note for loan in the amount of $2,335,500, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank N.A., dated May 1, 2013 – filed herewith.
10.7	Term Loan Agreement for loan in the amount of $2,335,500, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank N.A., dated May 1, 2013 – filed herewith.
10.8	Term Note for loan in the amount of $1,833,510.26, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank N.A., dated May 1, 2013 – filed herewith.
10.9	Term Loan Agreement for loan in the amount of $1,833,510.26, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank N.A., dated May 1, 2013 – filed herewith.
10.10	Term Note for loan in the amount of $1,006,500, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank N.A., dated May 1, 2013 – filed herewith.
10.11	Term Loan Agreement for loan in the amount of $1,006,500, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank N.A., dated May 1, 2013 – filed herewith.
10.12	Business Security Agreement, by Art’s-Way Manufacturing Co., Inc., dated May 1, 2013 – filed herewith.
10.13	Business Security Agreement, by Art’s-Way Vessels, Inc., dated May 1, 2013 – filed herewith.
10.14	Business Security Agreement, by Art’s-Way Scientific, Inc., dated May 1, 2013 – filed herewith.
10.15	Business Security Agreement, by Universal Harvester by Art’s-Way, Inc., dated May 1, 2013 – filed herewith.
10.16	Pledge Agreement, by Art’s-Way Vessels, Inc., dated May 1, 2013 – filed herewith.
10.17	Pledge Agreement, by Art’s-Way Scientific, Inc., dated May 1, 2013 – filed herewith.
10.18	Pledge Agreement, by Universal Harvester by Art’s-Way, Inc., dated May 1, 2013 – filed herewith.
10.19	Continuing Guaranty (Unlimited), by Art’s-Way Vessels, Inc., dated May 1, 2013 – filed herewith.
10.20	Continuing Guaranty (Unlimited), by Art’s-Way Scientific, Inc., dated May 1, 2013 – filed herewith.
10.21	Continuing Guaranty (Unlimited), by Universal Harvester by Art’s-Way, Inc., dated May 1, 2013 – filed herewith.
10.22	Mortgage, Security Agreement and Assignment of Rents, by Art’s-Way Manufacturing Co., Inc., dated May 1, 2013 – filed herewith.
10.23	Mortgage, Security Agreement and Assignment of Rents, by Art’s-Way Vessels, Inc., dated May 1, 2013 – filed herewith.
10.24	Amendment to Note dated May 10, 2012, by Art’s-Way Manufacturing Co., Inc., dated May 1, 2013 – filed herewith.
10.25	Amendment to Mortgage dated May 10, 2012, by Art’s-Way Manufacturing Co., Inc., dated May 1, 2013 – filed herewith.
31.1	Certificate of Chief Executive Officer and interim Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certificate of Chief Executive Officer and interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
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