Form 10-Q
period 2013-08-31
ARTS WAY MANUFACTURING CO INC
filed 2013-10-15
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2013

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 0-5131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

DELAWARE	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of common shares outstanding as of September 9, 2013: 4,042,552

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Balance Sheets

	(Unaudited) August 31, 2013	November 30, 2012
Assets
Current assets:
Cash	$1,433,565	$1,546,609
Accounts receivable-customers, net of allowance for doubtful accounts of $31,838 and $27,958 in 2013 and 2012, respectively	2,464,140	2,778,007
Inventories, net	13,694,836	14,327,482
Deferred taxes	1,087,143	1,061,806
Cost and Profit in Excess of Billings	350,242	102,058
Other current assets	268,809	309,800
Total current assets	19,298,735	20,125,762
Property, plant, and equipment, net	9,834,412	9,562,698
Assets held for lease, net	257,382	340,979
Assets held for sale, net	-	205,508
Goodwill and other Intangibles	993,729	993,729
Total assets	$30,384,258	$31,228,676
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of term debt	$1,229,308	$1,165,177
Accounts payable	888,966	654,322
Customer deposits	195,733	232,300
Billings in Excess of Cost and Profit	69,284	1,125,666
Accrued expenses	1,781,660	1,960,240
Income taxes payable	344,605	821,300
Total current liabilities	4,509,556	5,959,005
Long-term liabilities
Deferred taxes	825,682	897,492
Long Term debt, excluding current portion	6,557,224	7,300,957
Total liabilities	11,892,462	14,157,454
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2013 and 2012; issued and outstanding 0 shares in 2013 and 2012.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2013 and 2012; issued and outstanding 4,042,552 in 2013 and 4,035,052 in 2012	40,426	40,351
Additional paid-in capital	2,600,927	2,540,320
Retained earnings	15,850,443	14,490,551
Total stockholders’ equity	18,491,796	17,071,222
Total liabilities and stockholders’ equity	$30,384,258	$31,228,676

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Year-to-Date
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Net sales	$9,350,391	$11,533,882	$27,015,804	$29,531,268
Cost of goods sold	7,622,322	8,109,820	20,354,149	21,473,360
Gross profit	1,728,069	3,424,062	6,661,655	8,057,908
Expenses:
Engineering	177,873	82,044	381,565	240,455
Selling	599,259	468,228	1,572,778	1,259,539
General and administrative	896,818	1,267,267	3,141,480	3,095,370
Total expenses	1,673,950	1,817,539	5,095,823	4,595,364
Income from operations	54,119	1,606,523	1,565,832	3,462,544
Other income (expense):
Interest expense	(60,379)	(129,751)	(229,581)	(331,817)
Other	55,447	18,403	684,146	58,005
Total other income (loss)	(4,932)	(111,348)	454,565	(273,812)
Income before income taxes	49,187	1,495,175	2,020,397	3,188,732
Current tax expense	22,793	515,724	660,503	1,079,803
Net income	$26,394	$979,451	$1,359,894	$2,108,929

Net income per share:
Basic net income per share	$0.01	$0.24	$0.34	$0.52
Diluted net income per share	$0.01	$0.24	$0.34	$0.52
Weighted average outstanding shares used to compute basic net income per share	4,041,682	4,035,852	4,038,118	4,031,828
Weighted average outstanding shares used to compute diluted net income per share	4,057,773	4,052,246	4,050,819	4,049,236

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Year To Date
	August 31, 2013	August 31, 2012
Cash flows from operations:
Net income	$1,359,894	$2,108,929
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	29,812	34,518
Gain on disposal of property, plant, and equipment	(603,454)	-
Depreciation expense	558,292	587,792
Amortization expense	-	45,000
Bad debt expense	3,880	-
Deferred income taxes	(97,147)	(33,956)
Changes in assets and liabilities net of Universal Harvester and Agro Trend acquisitions:
(Increase) decrease in:
Accounts receivable	309,986	(4,201,297)
Inventories	855,817	435,454
Other current assets	40,991	(156,733)
Increase (decrease) in:
Accounts payable	234,643	368,143
Contracts in progress, net	(1,304,566)	1,966,990
Customer deposits	(36,567)	(244,726)
Income taxes payable	(476,695)	494,949
Accrued expenses	(178,581)	802,745
Net cash provided by operating activities	696,305	2,207,808
Cash flows from investing activities:
Purchases of property, plant, and equipment	(684,809)	(533,123)
Purchase of assets of Universal Harvester	-	(3,003,565)
Proceeds from sale of Armstrong, IA land and Salem, SD building	835,536	-
Purchase of assets of Agro Trend	(311,346)	-
Net cash provided by (used in) investing activities	(160,619)	(3,536,688)
Cash flows from financing activities:
Payments of line of credit to bank	-	(746,565)
Proceeds from term debt	228,339	2,880,000
Repayment of term debt	(907,939)	(596,753)
Proceeds from the exercise of stock options	30,870	9,110
Net cash provided by (used in) financing activities	(648,730)	1,545,792
Net increase/(decrease) in cash	(113,044)	216,912
Cash at beginning of period	1,546,609	118,924
Cash at end of period	$1,433,565	$335,836

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$229,581	$331,818
Income taxes	1,234,345	443,926

Acquisitions:

	Agro Trend	Universal Harvester
Inventories	$223,172	$902,589
Equipment, tools and dies	88,174	364,053
Goodwill and intagible assets	-	699,900
Land and Building	-	1,072,573
Non-Cash Activity: Stock issued for purchase of assets	-	(35,550)
Cash paid	$311,346	$3,003,565

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

We have historically organized our business into three operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies. Our agricultural products segment (“Manufacturing”) manufactures farm equipment under the Art’s-Way Manufacturing label and private labels. Our pressurized vessels segment (“Vessels”) manufactures pressurized vessels and our modular buildings segment (“Scientific”) manufactures modular buildings for various uses, commonly animal containment and research laboratories. For detailed financial information relating to segment reporting, see Note 12, “Segment Information.”

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

On June 25, 2013, the Company acquired the fixed assets, raw material inventory, work-in-progress inventory and select finished goods inventory of Agro Trend, a division of Rojac Industries, Inc. of Clifford, Ontario, Canada. Agro Trend distributes agricultural equipment and manufactures commercial snow blowers and agricultural trailers. Most of the existing Agro Trend operational team was retained to continue the manufacture of snow blowers and trailers. The acquired assets and operations are reported with our agricultural products segment. For specific financial information related to the acquisition, see Note 10, “Acquisitions.”

On September 30, 2013, the Company acquired the assets of Ohio Metal Working Products Company in Canton, Ohio consisting of inventory, equipment, real property, and intangible assets. Ohio Metal Working Products Company is a domestic manufacturer and distributor of standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools. The existing Ohio Metal Working Products Company operational team was retained to continue the manufacturing of the carbide, PCD, and CBN tipped tools and inserts. The acquired assets and operations will be reported in a new segment for financial reporting purposes. The purchase occurred after August 31, 2013, and is not included in the condensed consolidated financial statements. For more information related to the acquisition, see Note 13, “Subsequent Event.”

2)        Summary of Significant Account Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2012. The results of operations for the three and nine months ended August 31, 2013 are not necessarily indicative of the results for the fiscal year ending November 30, 2013.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three and nine months ended August 31, 2013. Actual results could differ from those estimates.

3)        Net Income Per Share of Common Stock

Basic net income per common share has been computed on the basis of the weighted average number of common shares outstanding. Diluted net income per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.

Basic and diluted earnings per common share have been computed based on the following as of August 31, 2013 and August 31, 2012:

	For the three months ended
	August 31, 2013	August 31, 2012
Basic:
Numerator: net income	$26,394	$979,451
Denominator: average number of common shares outstanding	4,041,682	4,035,852
Basic earnings per common share	$0.01	$0.24

Diluted:
Numerator: net income	$26,394	$979,451
Average number of common shares outstanding	4,041,682	4,035,852
Effect of dilutive stock options	16,091	16,394
Denominator: dilutive average number of common shares outstanding	4,057,773	4,052,246
Diluted earnings per common share	$0.01	$0.24

	For the nine months ended
	August 31, 2013	August 31, 2012
Basic:
Numerator: net income	$1,359,894	$2,108,929
Denominator: average number of common shares outstanding	4,038,118	4,031,828
Basic earnings per common share	$0.34	$0.52

Diluted:
Numerator: net income	$1,359,894	$2,108,929
Average number of common shares outstanding	4,038,118	4,031,828
Effect of dilutive stock options	12,701	17,408
Denominator: dilutive average number of common shares outstanding	4,050,819	4,049,236
Diluted earnings per common share	$0.34	$0.52

4)        Inventory

Major classes of inventory are:

	August 31, 2013	November 30, 2012
Raw materials	$9,738,444	$8,466,060
Work in process	310,240	632,969
Finished goods	6,547,618	7,694,528
	$16,596,302	$16,793,557
Less: Reserves	(2,901,466)	(2,466,075)
	$13,694,836	$14,327,482

5)        Accrued Expenses

Major components of accrued expenses are:

	August 31, 2013	November 30, 2012
Salaries, wages, and commissions	$914,803	$924,123
Accrued warranty expense	520,428	578,864
Other	346,429	457,253
	$1,781,660	$1,960,240

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

Changes in the Company’s product warranty liability for the three and nine months ended August 31, 2013 and August 31, 2012 are as follows:

	For the three months ended
	August 31, 2013	August 31, 2012
Balance, beginning	$526,981	$277,965
Settlements made in cash or in-kind	(177,000)	(94,065)
Warranties issued	170,447	313,898
Balance, ending	$520,428	$497,798

	For the nine months ended
	August 31, 2013	August 31, 2012
Balance, beginning	$578,864	$201,630
Settlements made in cash or in-kind	(558,063)	(270,784)
Warranties issued	499,627	566,952
Balance, ending	$520,428	$497,798

7)        Loan and Credit Agreements

On May 1, 2013, the Company began to move all banking arrangements previously held through West Bank to U.S. Bank. The relationship with U.S. Bank now includes an $8,000,000 revolving line of credit (the “Line of Credit”) which is scheduled to mature on May 1, 2014. The Line of Credit is renewable annually with advances funding the Company’s working capital needs and is secured by real property and fixed asset collateral. The interest rate is U.S. Bank’s prime interest rate, adjusted each time that the Federal prime rate changes, with a minimum rate of 3.50%. As of August 31, 2013, the interest rate was the minimum of 3.50%. Monthly interest-only payments are required and the unpaid principal is due on the maturity date. As of August 31, 2013, the Company had no principal balance outstanding against the Line of Credit. The Line of Credit states that the borrowing base will be an amount equal to the sum of 75% of accounts receivable (discounted for aged accounts and customer balances exceeding 20% of aggregate receivables), plus 50% of inventory (this component cannot exceed $6,000,000 and only includes finished goods and raw materials deemed to be in good condition and not obsolete), less any outstanding loan balance of the Line of Credit, and less undrawn amounts of outstanding letters of credit issued by U.S. Bank or any affiliate. The Company’s obligations under the Line of Credit are evidenced by a Revolving Credit Note effective May 1, 2013, a Revolving Credit Agreement dated May 1, 2013 and certain other ancillary documents.

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

The Company was in compliance with all covenants under the Term Loan Agreements and the Revolving Credit Agreement as measured on August 31, 2013, other than its covenant to maintain a fixed charge coverage ratio of at least 1.15 to 1.00. The fixed charge coverage ratio is based on a rolling 12 month calculation and measures the Company’s ability to cover fixed expenses such as loan payments, tax payments, rental payments, and dividends. The timing of tax payments was the main reason for the non-compliance result as of August 31, 2013. US Bank has issued a waiver forgiving the non-compliance for the third quarter and no event of default occurred. The next measurement date is November 30, 2013.

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

A summary of the Company’s term debt is as follows:

	August 31, 2013	November 30, 2012

U.S. Bank loan payable in monthly installments of $42,500 including interest at 2.98%, due May 1, 2018 (November 30, 2012 is West Bank loan amount)	$2,225,507	$2,435,359

U.S. Bank loan payable in monthly installments of $11,000 including interest at 2.98%, due May 1, 2018 (November 30, 2012 is West Bank loan amount)	981,100	1,027,330

U.S. Bank loan payable in monthly installments of $12,550 including interest at 2.98%, due May 1, 2018 (November 30, 2012 is West Bank loan amount)	1,114,586	1,167,725

U.S. Bank loan payable in monthly installments of $27,800 including interest at 2.98%, due May 1, 2018 (November 30, 2012 is West Bank loan amount)	1,763,897	1,875,120

U.S. Bank loan payable in monthly installments of $11,700 including interest at 3.15%, due May 10, 2017	736,983	823,555

Iowa Finance Authority loan payable in monthly installments of $12,500 including interest at 2.75%, due June 1, 2020	935,733	1,027,366

IDED loan payable in monthly installments of $2,437 including interest at 6%, due June 1, 2014	21,402	41,866

IDED loan payable in monthly installments of $813 including interest at 0%, due June 1, 2014	7,324	14,649

IDED loan payable in monthly installments of $0 including interest at 0% originally due July 1, 2014, forgiven in full July 31, 2013	0	48,830

West Union Community Development Corporation loan payable in annual installments of $4,333 including interest at 0% originally due September 1, 2013, repaid in full August 21, 2013	0	4,334

Total term debt	$7,786,532	$8,466,134
Less current portion of term debt	1,229,308	1,165,177
Term debt, excluding current portion	$6,557,224	$7,300,957

8)        Recently Issued Accounting Pronouncements

Fair Value Measurement Update

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” that amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements. The amendments in this update achieve the objective of developing common fair value measurement and disclosure requirements, as well as improving consistency and understandability. Some of the requirements clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. This standard did not have a material impact on our consolidated financial statements.

Comprehensive Income

In June 2011, the FASB issued ASU NO. 2011-05, “Presentation of Comprehensive Income” that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statements of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. This standard did not have a material impact on our consolidated financial statements.

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

In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to confirm whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities must apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. This standard did not have a material impact on our consolidated financial statements.

Presentation of an Unrecognized Tax Benefit

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” that clarifies how an unrecognized tax benefit should be presented in the financial statements when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists; as a reduction to a deferred tax asset or as a liability. The amendments are meant to eliminate the diversity that exists in the financial statement presentation of the unrecognized tax benefits. The amendments in this ASU do not require new recurring disclosures and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The effective date for the Company will be fiscal year beginning December 1, 2014. The Company currently has no unrecognized tax benefits that are impacted by the amendment and the Company does not expect this standard to have a material impact on our consolidated financial statements.

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

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. We estimate the fair value of each stock-based award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. We did not incur any stock-based compensation expense during the quarter ended August 31, 2013.

10)      Acquisitions

On May 10, 2012, the Company acquired the assets of Universal Harvester Co., Inc. consisting of inventory, equipment, land, building, goodwill, and intangible assets. The acquisition-date fair value of the total consideration transferred was approximately $3,066,000 consisting of $3,030,450 of cash and $35,550 of common stock. . The Company issued 5,000 shares of common stock valued at $35,550 based on the closing market price as of May 10, 2012.

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

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2013	August 31, 2012	August 31, 2013	August 31, 2012
Net Sales from Continuing Operations:
As Reported	$9,350,391	$11,533,882	$27,015,804	$29,531,265
Pro Forma	$9,350,391	$11,533,882	$27,015,804	$31,785,360

Net Income from Continuing Operations:
As Reported	$26,394	$979,451	$1,359,894	$2,108,929
Pro Forma	$26,394	$979,451	$1,359,894	$2,623,389

Basic Net income per Share:
As Reported	$0.01	$0.24	$0.34	$0.52
Pro Forma	$0.01	$0.24	$0.34	$0.65

Diluted Net income per Share:
As Reported	$0.01	$0.24	$0.34	$0.52
Pro Forma	$0.01	$0.24	$0.34	$0.65

Weighted average outstanding shares used to compute basic net income per share	4,041,682	4,035,852	4,038,118	4,031,828
Weighted average outstanding shares used to compute diluted net income per share	4,057,773	4,052,246	4,050,819	4,049,236

On June 25, 2013, the Company acquired the fixed assets, raw material inventory, work-in-process inventory, and select finished good inventory of Agro Trend, a division of Rojac Industries, Inc. of Clifford, Ontario, Canada. A new entity was formed, Art's Way Manufacturing International, LTD (“International”), which is included in the agricultural products segment for financial reporting purposes. International will lease the facility in Clifford, Ontario and is continuing manufacturing, marketing and sales from the Canadian location. The amount paid in US dollars for the acquisition of assets totaled $311,000 ($88,000 in fixed assets and $223,000 in inventory). The operating results of the acquired business are reflected in the Company’s consolidated statement of operations from the acquisition date forward. The acquisition was made to continue the Company’s growth strategy and diversify its product offerings inside the agricultural industry.

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

The financial books of the operation are kept in the functional currency of Canadian dollars and the financial statements are converted to U.S. Dollars for consolidation. When consolidating the financial results of the Company into U.S. Dollars for reporting purposes, the Company uses the All-Current translation method. The All-Current method requires the balance sheet assets and liabilities be translated to U.S. Dollars at the exchange rate as of quarter end. Owner’s equity is translated at historical exchange rates and retained earnings are translated at an average exchange rate for the period. Additionally, revenue and expenses are translated at average exchange rates for the periods presented. The resulting cumulative translation adjustment is carried on the balance sheet and distributed among various balance sheet accounts. The Company monitors the amount of the adjustment and considers it to be immaterial.

11)      Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At August 31, 2013, and November 30, 2012, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts approximate fair value because of the short maturity of these instruments. The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

12)      Segment Information

For the three and nine months ended August 31, 2013, there were three reportable segments: agricultural products, pressurized vessels and modular buildings. The agricultural products segment fabricates and sells farming products as well as related equipment and replacement parts for these products in the United States and worldwide. The pressurized vessels segment produces pressurized tanks. The modular buildings segment manufactures and installs modular buildings for animal containment and various laboratory uses.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Management evaluates the performance of each segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses.

Approximate financial information with respect to the reportable segments is as follows.

Three Months Ended August 31, 2013

	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Net Sales from external customers	$8,005,000	$635,000	$710,000	$9,350,000
Income (loss) from operations	145,000	22,000	(113,000)	54,000
Income (loss) before taxes	108,000	14,000	(73,000)	49,000
Total Assets	24,563,000	2,815,000	3,006,000	30,384,000
Capital expenditures	540,000	10,000	13,000	563,000
Depreciation & Amortization	113,000	26,000	49,000	188,000

Three Months Ended August 31, 2012

	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Net Sales from external customers	$8,176,000	$566,000	$2,792,000	$11,534,000
Income (loss) from operations	1,027,000	10,000	570,000	1,607,000
Income (loss) before taxes	988,000	(47,000)	554,000	1,495,000
Total Assets	24,082,000	2,722,000	6,090,000	32,894,000
Capital expenditures	289,000	0	5,000	294,000
Depreciation & Amortization	137,000	29,000	52,000	218,000

Nine Months Ended August 31, 2013

	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Net Sales from external customers	$22,727,000	$1,671,000	$2,618,000	$27,016,000
Income (loss) from operations	1,274,000	(114,000)	406,000	1,566,000
Income (loss) before taxes	1,800,000	(200,000)	420,000	2,020,000
Total Assets	24,563,000	2,815,000	3,006,000	30,384,000
Capital expenditures	737,000	18,000	18,000	773,000
Depreciation & Amortization	329,000	79,000	150,000	558,000

Nine Months Ended August 31, 2012

	Agricultural Products	Pressurized Vessels	Modular Buildings	Consolidated
Net Sales from external customers	$20,170,000	$1,512,000	$7,849,000	$29,531,000
Income (loss) from operations	2,202,000	(108,000)	1,369,000	3,463,000
Income (loss) before taxes	2,149,000	(278,000)	1,318,000	3,189,000
Total Assets	24,082,000	2,722,000	6,090,000	32,894,000
Capital expenditures	1,929,000	5,000	27,000	1,961,000
Depreciation & Amortization	390,000	86,000	158,000	634,000

13)      Subsequent Event

On September 30, 2013, the Company acquired the assets of Ohio Metal Working Products Company in Canton, Ohio consisting of inventory, equipment, real property, and intangible assets. A new entity was formed, Ohio Metal Working Products/Art’s-Way, Inc., which will stand alone as its own segment for financial reporting purposes. Ohio Metal Working Products/Art’s-Way, Inc. is a domestic manufacturer and distributor of standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools. The amount paid for the acquisition totaled approximately $3,172,000. The acquisition was financed by accessing the line of credit available through US Bank. The acquired assets are not subject to a security interest.

Because the purchase occurred after August 31, 2013, the event does not require recognition in the condensed consolidated financial statements. Management evaluated all other activity of the Company and concluded that no other subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012. Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our order backlog; (ii) our beliefs regarding the sufficiency of working capital and our continued ability to renew or obtain financing on reasonable terms when necessary; (iii) expected future sales, expenses and operating results; (iv) growth strategy and expected benefits from acquisitions, and (v) our ability to capture additional sales and retain repeat customers in both Vessels and Scientific.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) the impact of tightening credit markets on our ability to continue to obtain financing on reasonable terms; (ii) our ability to continue to meet debt obligations and comply with financial covenants; (iii) obstacles related to integration of acquired product lines and businesses; (iv) the effect of general economic conditions on the demand for our products and the cost of our supplies and materials; (v) unforeseen costs or delays in implementing production of new products; (vi) unexpected effects from changes to our production schedule; (vii) an inability to retain new customers for our modular buildings and pressurized vessels; and (viii) other factors described from time to time in our reports to the SEC. We do not intend to update the forward-looking statements contained in this report other than as required by law. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of August 31, 2013 have remained unchanged from November 30, 2012. These policies include revenue recognition, inventory valuation, income taxes and stock-based compensation. Disclosure of these critical accounting policies is incorporated by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for the three- and nine-month periods ended August 31, 2013 were $9,350,000 and $27,016,000, respectively, compared to $11,534,000 and $29,531,000 during the same respective periods in 2012, a $2,184,000, or 18.9%, decrease for the quarter and a $2,515,000, or 8.5%, decrease year-to-date. The agricultural products segment (“Manufacturing”) had a three-month sales decrease of $171,000. Manufacturing’s nine-month sales for 2013 are ahead of the same respective period in 2012 by $2,557,000. The modular buildings segment (“Scientific”) had a three- and nine-month sales decrease of $2,082,000 and $5,231,000, respectively. The pressurized vessels segment (“Vessels”) had a three- and nine-month sales increase of $69,000 and $159,000, respectively.

Consolidated gross profit margin for the third fiscal quarter was 18.5% compared to 29.7% during the same quarter of 2012. Gross profit margin year-to-date of 2013 was 24.7% compared to 27.3% for year-to-date of 2012.

Our third fiscal quarter sales at Manufacturing were $8,005,000, compared to $8,176,000 during the same period of 2012, a decrease of $171,000, or 2.1%. Year-to-date sales were up to $22,727,000, from $20,170,000 as of August 31, 2012, an increase of $2,557,000, or 12.7%. The year over year increase in revenue was due to additional sales of $1,779,000 attributable to the acquisition of Universal Harvester Co., Inc. (“UHC”) in May 2012 and $695,000 in increased sales attributable to the self-propelled beet harvester line. Gross margin for the quarter ended August 31, 2013 was 19.4%, compared to 28.1% for the same period in 2012. The third quarter decrease is attributable to additional spending on consumables, inventory write-downs, and labor inefficiency. The year-to-date gross margin was 24.3% in 2013, compared to 28.8% in 2012. The decrease is primarily attributable to labor inefficiency.

Our third fiscal quarter sales at Vessels were $635,000, compared to $566,000 for the same period in 2012, an increase of $69,000, or 12.2%. Year-to-date sales were $1,671,000, compared to $1,512,000 for the nine-month period ended August 31, 2012, an increase of $159,000, or 10.5%. Gross margin for the quarter ended August 31, 2013 was 16.4% compared to 14.4% for the same period in 2012. Year-to-date gross margin was 10.0% in 2013 compared to 5.9% in 2012. The additional sales have been the main contributor to the improved margins.

Our third fiscal quarter sales at Scientific were $710,000, compared to $2,792,000 for the same period in fiscal 2012, a decrease of $2,082,000, or (74.6%). Year-to-date sales were $2,618,000, compared to $7,849,000 for the nine-month period ended August 31, 2012, a decrease of $5,231,000, or (66.6%). The decrease was primarily attributable to the completion of an approximately $7 million fabrication and delivery contract executed in January 2012 and an approximately $1.7 million installation contract executed in April 2012. Scientific was hired to design, fabricate, and install twenty-four modular units over the course of approximately one year for one of the world’s leading research and teaching institutions. Most of the revenue for the contract was recognized during 2012. Scientific uses percent complete accounting to calculate revenue and gross margins for all contracts. Gross margin for the quarter ended August 31, 2013 was 10.1% compared to 37.4% for the same period in 2012. The third quarter decrease is primarily attributable to the decrease in revenue relative to steady overhead costs. Year-to-date gross margin was 37.3% in 2013 compared to 27.6% in 2012. The gross margin increase was due to the finalization of costs as compared to estimates and miscellaneous reductions in expenses. The team worked hard to control costs as the 2012 fabrication and installation projects were finalized.

Expenses

Our third fiscal quarter consolidated selling expenses were $599,000 compared to $468,000 for the same period in 2012. Year-to-date selling expenses were $1,573,000 in 2013 compared to $1,260,000 for the same period in 2012. The increase was primarily due to increases in advertising and literature expenses related to our Manufacturing segment. Selling expenses as a percentage of sales were 6.4% and 5.8% for the three- and nine-month periods ended August 31, 2013, compared to 4.1% and 4.8% for the same respective periods in 2012.

Consolidated engineering expenses were $178,000 for the three months ended August 31, 2013, compared to $82,000 for the same period in 2012. Year-to-date engineering expenses were $382,000 for 2013 compared to $240,000 in 2012. These increases were primarily due to the hiring of engineering staff at the Armstrong, Iowa facility (two open positions were filled in the third fiscal quarter of 2012). Engineering expenses as a percentage of sales were 1.9% and 1.4% for the three- and nine-month periods ended August 31, 2013, compared to 0.7% and 0.8% for the same respective periods in 2012.

Consolidated administrative expenses for the three months ended August 31, 2013 were $897,000 compared to $1,267,000 for the same period in 2012. The decrease is primarily due to the reduction of bonus accruals. Year-to-date administrative expenses were $3,141,000 for 2013 compared to $3,095,000 in 2012. The increase is mainly due to the incremental expenses associated with the UHC acquisition and the West Bank loan prepayment penalties described in Note 7 to the quarterly unaudited condensed consolidated financial statements included in Part I, Item 1 of this report offset by a decrease in bonus accruals at Scientific. Administrative expenses as a percentage of sales were 9.6% and 11.6% for the three- and nine-month periods ending August 31, 2013, compared to 11.0% and 10.5% for the same respective periods in 2012.

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

The net gain for the nine months ended August 31, 2013 on the sale of the three tracts of land and the Salem, South Dakota facility totaled $630,000.

Net Income

Consolidated net income was $26,000 and $1,360,000 for the three- and nine-month periods ended August 31, 2013, compared to $979,000 and $2,109,000 for the same respective periods in 2012. The decrease in net income for the nine month period is primarily attributable to the timing in net sales and the decrease in sales at Scientific.

Order Backlog

The consolidated order backlog net of discounts as of August 31, 2013 was $2,970,000 compared to $4,718,000 as of August 31, 2012. The decrease is primarily due to the completion of a major contract from our modular buildings segment that began in early 2012, offset by sales attributable to the acquisition of UHC and Agro Trend. The agricultural products segment order backlog was $2,199,000 as of August 31, 2013, compared to $1,490,000 in fiscal 2012. The backlog for the pressurized vessels segment was $200,000 as of August 31, 2013, compared to $442,000 in fiscal 2012. The backlog for the modular buildings segment was $571,000 as of August 31, 2013, compared to $2,787,000 in fiscal 2012. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our primary sources of funds for the three and nine months ended August 31, 2013 were proceeds from the sale of the land near Armstrong, Iowa and income from operations. Those funds have been deposited at U.S. Bank to be used to meet future production needs. We have an $8,000,000 revolving Line of Credit with U.S. Bank, which, as of August 31, 2013, had an outstanding principal balance of $0. We subsequently drew on this Line of Credit to finance our purchase of Ohio Metal Working Products Company, as discussed in Note 13 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report. The Line of Credit is renewable annually and is scheduled to mature on May 1, 2014.

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

Off Balance Sheet Arrangements

None.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

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

Item 1A. Risk Factors.

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

ART’S-WAY MANUFACTURING CO., INC.

Date: October 15, 2013	By:	/s/ Carrie L. Majeski
Carrie L. Majeski
President, Chief Executive Officer and interim
Chief Financial Officer

Art’s-Way Manufacturing Co., Inc.

Exhibit Index

Form 10-Q for the Quarterly Period Ended August 31, 2013

Exhibit No.	Description
2.1

Asset Purchase Agreement, between Art’s-Way Manufacturing Co., Inc. and Ohio Metal Working Products Company, dated September 30, 2013 – incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 4, 2013.

31.1	Certificate of Chief Executive Officer and interim Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certificate of Chief Executive Officer and interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
101

The following materials from this report, formatted in XBRL (Extensible Business Reporting Language) are filed herewith: (i) condensed consolidated balance sheets, (ii) condensed consolidated statement of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements.