Form 10-K
period 2013-11-30
ARTS WAY MANUFACTURING CO INC
filed 2014-02-26
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2013

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

(712) 864-3131

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Common stock $.01 par value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

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

Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer           Accelerated filer  

Non-accelerated filer             Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes      No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $15,042,860

As of January 30, 2014, there were 4,046,552 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2014 Annual Meeting of Stockholders to be filed within 120 days of November 30, 2013, are incorporated by reference into Part III of this Form 10-K.

Art’s-Way Manufacturing Co., Inc.

FORWARD LOOKING STATEMENTS

Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Our forward-looking statements in this report relate to the following: the expected results for our Modular Building segment’s 2013 contracts; our intentions regarding our international markets; our intended areas of product focus; our expectations regarding fluctuations in backlogs; our beliefs regarding competitive factors and our competitive strengths; our expectations regarding sales, future production levels, delivery capabilities, and demand; our beliefs about the importance of intellectual property; our predictions regarding the impact of seasonality; our beliefs regarding the impact of the farming industry on our business; our expectations regarding the performance of our Pressurized Vessels segment; our beliefs about our working capital, cash position and ability to obtain or renew financing; our expectations regarding improvements to our facilities; our beliefs regarding the impact of recently issued accounting pronouncements on our consolidated financial statements; and our intentions for paying dividends. Many of these forward-looking statements are located in this report under “Item 1. BUSINESS” and “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” but they may appear in other sections as well.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report. These factors include, but are not limited to: obstacles related to the integration of Ohio Metal Working Products Company; economic conditions that affect demand for our products; our ability to maintain compliance with our loan covenants, renew our line of credit and retain sufficient cash; the ability of our suppliers to meet our demands for raw materials and component parts; fluctuations in the price of raw materials, especially steel; our ability to predict and meet the demands of each market in which our segments operate; our ability to predict and respond to any seasonal fluctuations in demand; our ability to maintain intellectual property rights; the existence and outcome of product liability claims and other ordinary course litigation; changes in environmental, health and safety regulations and employment laws; our ability to retain our executive officers; the cost of complying with laws, regulations, and standards relating to corporate governance and public disclosure, and the demand such compliance places on management’s time; and loan covenant restrictions on our ability to pay dividends. We do not intend to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1. BUSINESS.

General

Art’s-Way Manufacturing Co., Inc., a Delaware corporation (“we,” “us,” “our,” and the “Company”), began operations as a farm equipment manufacturer in 1956. Since that time, we have become a worldwide manufacturer of agricultural equipment, specialized modular science buildings, pressurized steel vessels, and steel cutting tools. Our principal manufacturing plant is located in Armstrong, Iowa.

We have organized our business into four operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies. Our agricultural products segment manufactures and distributes farm equipment under our own and private labels and includes the operations of our wholly-owned subsidiaries, Universal Harvester by Art’s-Way, Inc., an Iowa corporation, and Art’s Way Manufacturing International LTD, a Canadian company. Our pressurized vessels segment manufactures pressure vessels through our wholly-owned subsidiary Art’s-Way Vessels, Inc., an Iowa corporation. Our modular building segment manufactures modular buildings for various uses, commonly animal containment and research laboratories, through our wholly-owned subsidiary, Art’s-Way Scientific, Inc., an Iowa corporation; and our tools segment manufactures standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools through our wholly-owned subsidiary Ohio Metal Working Products/Art’s Way, Inc., an Ohio corporation. For detailed financial information relating to segment reporting, see Note 16 to our financial statements in Item 8 of this report.

Business of Our Segments

Agricultural Products

Our Agricultural Products segment, which accounted for 82.4% of our net revenue in the 2013 fiscal year, is located primarily in our Armstrong, Iowa facility. The segment manufactures a variety of specialized farm machinery under our own label, including: portable and stationary animal feed processing equipment and related attachments used to mill and mix feed grains into custom animal feed rations; a crop production line that includes grain drill equipment; a line of hay and forage equipment consisting of forage boxes, blowers, running gear, dump boxes and mergers; stalk shredders; a line of portable grain augers; a line of manure spreaders; sugar beet harvesting equipment; a line of land maintenance equipment; moldboard plows; potato harvesters; reels for combines and swathers under UHC by Art’s-Way; and industrial grade snow blowers. We sell our labeled products through independent farm equipment dealers throughout the United States. In addition, we manufacture and supply silage blowers and reels under original equipment manufacturer (OEM) agreements. Sales to our OEM customers accounted for 12% of our consolidated sales for the fiscal year ended November 30, 2013. We also provide after-market service parts that are available to keep our branded and OEM produced equipment operating to the satisfaction of the end user of our products.

Pressurized Vessels

Our Pressurized Vessels segment, which accounted for 6.2% of our net revenue in the 2013 fiscal year, is located in Dubuque, Iowa. This segment produces and sells pressurized vessels, both American Society of Mechanical Engineers (ASME) code and non-code. It provides a combination of services as a manufacturer and supplier of steel vessels and steel containment systems. We build in carbon steel and stainless steel, ranging from atmospheric (0 PSI) storage vessels up to any PSI pressure rating required. We provide vessels ranging in size from 4 inches to 168 inches in diameter and in various lengths as our customers require. The vessels are primarily sold to manufacturing facilities that will use the vessel as a component part of their end product. We primarily serve the following industries: water treatment; air receivers; refineries; co-generation; chemical; petrochemical; storage tanks; agriculture; marine; refrigeration; hydro pneumatic; heavy equipment; pharmaceuticals and mining. In addition to our role as a fabricator of vessels, we provide services including: custom CAD drawing; welding; interior linings and exterior finishing; passivation of stainless steel; hydrostatic and pneumatic testing; design, build and finishing of skids; installation of piping; non-destructive examination and heat treating.

Modular Buildings

Our Modular Buildings segment, which accounted for 9.5% of our net revenue in the 2013 fiscal year, is located in Monona, Iowa. This segment produces and sells modular buildings, which are custom designed to meet the specific research needs of our customers. The buildings we commonly produce range from basic swine buildings to complex containment research laboratories. We plan to continue our focus on providing research facilities for academic research institutions, government research and diagnostic centers, public health institutions and private research and pharmaceutical companies, as those are our primary market sectors. We provide services from start to finish by designing, manufacturing, delivering, installing or renting the building units.

Tools

On September 30, 2013, the Company acquired the assets of Ohio Metal Working Products Company in Canton, Ohio. The acquired assets and operations will be reported in a new segment called Tools for financial reporting purposes. For financial information related to the acquisition, see Note 13, “Acquisitions”. Our Tools segment accounted for 1.9% of our net revenue in the 2013 fiscal year. This segment produces and sells standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools. The tools are used by manufacturers in various industries to cut and shape various parts, pipes, and fittings. The marketing of the tools is primarily through independent distributors supplying manufacturers with industrial tools and supplies. We plan to continue our focus on providing cutting tools to industries such as automotive, aerospace, oil and gas piping, and appliances.

Our Principal Products

Agricultural Products

From its beginnings as a producer of portable grinder mixers, our Agricultural Products segment has grown through developing several new products and with our acquisitions. In 2012, we acquired Universal Harvester Co., Inc. in Ames, Iowa. We are now selling reels for combines and swathers as UHC by Art’s-Way. In 2013, we acquired Agro Trend in Clifford, Ontario. We are now selling industrial snow blowers and agricultural trailers as Art’s Way Manufacturing International. Today, our Agricultural Products segment manufactures a wide array of products relating to feed processing, crop production, augers, spreaders, hay and forage, tillage and land management, potato harvesting, and sugar beet harvesting equipment. We primarily manufacture products under the Art’s-Way, Miller Pro, Roda, M&W, Badger, and UHC by Art’s-Way brand names. Our Agricultural Products segment also maintains a small volume of OEM work for the industry’s leading manufacturers.

Grinder mixer line. The grinder mixer line represents our original product line. Our founder, Arthur Luscombe, designed the original PTO powered grinder-mixer prior to the Company’s inception. Grinder mixers are used to grind grain and mix in proteins for animal feed. They have several agricultural applications, and are commonly used in livestock operations. Our grinder mixers have wide swing radiuses to allow users to reposition the discharge tube from one side of the tank to the other in one step. Our 6105 grinder mixer offers a 105-bushel tank with a 20-inch hammermill. Our 6530 is the largest in the industry at 165-bushel tank with a 26-inch hammermill. It features self-contained hydraulics, and 10-inch discharge augers, which yields the fastest unload times in the industry. Our Cattle Maxx rollermill mixer products offer consistent feed grain rations for beef and dairy operations and are available in 105-bushel and 165-bushel capacities.

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

Sugar beet harvesting line. Our sugar beet defoliators and harvesters are innovative products in the industry due to our focus on continuous improvement, both in reaction to customer requests and in anticipation of our customers’ needs. Our machines can harvest six, eight, or twelve rows at one time. Along with being the first manufacturer to introduce a larger, 12-row harvester, we have begun to sell a self-propelled unit. Our sugar beet defoliators cut and remove the leaves of the sugar beets without damaging them, and the leaf particles are then incorporated back into the soil.

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

Manure spreaders line. Roda manure spreaders are a well-known name with a rich tradition in the West North Central region of the United States with the origin of the spreaders dating back to the 1950s. We offer vertical and horizontal beaters and rear discharge manure spreaders in both truck-mount and pull-type configurations. Our products are ideal for spreading livestock manure, compost and lime. We offer a scale system, and a scale system with GPS for proper nutrient placement. These spreaders boast a heavy-duty and rugged design with one of the best spread patterns in the industry, allowing for efficient and consistent nutrient and land management.

Reels line. In May of 2012 we purchased the assets of Universal Harvester Co., Inc. and began selling reels as UHC by Art’s-Way. These reels have a unique flip over action for self-cleaning in adverse conditions. They are manufactured with extruded aluminum creating a light weight yet strong reel.

Snow blowers line. In June of 2013 we purchased certain assets of Agro Trend, a division of Rojac Industries, Inc. of Clifford, Ontario, Canada and began selling snow blowers, agricultural trailers, and dump boxes as Art’s-Way Manufacturing International LTD. We offer snow blowers in 28 models ranging from 54” wide to 120” wide. The styles also range from compact to heavy duty. Trailers range in sizes from 1.5 ton to 8 ton and we offer two versions of dump boxes.

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

Tools

We supply standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools. Our customers use the tools for various steel cutting applications.

Product Distribution and Markets

We distribute goods for our Agricultural Products segment primarily through a network of approximately 1,800 U.S. and Canadian independent dealers, as well as overseas dealers in the U.K., and Australia, whose customers require specialized agricultural machinery. We have sales representation in 47 states and seven Canadian provinces; however, many dealers sell only service parts for our products. Our dealers sell our products to various agricultural and commercial customers. We also maintain a local sales force in our Armstrong, Iowa facility to provide oversight services for our distribution network, communicate with end users, and recruit and train dealers on the uses of our products. Our local service parts staff is available to help customers and dealers with their service parts needs. Our Pressurized Vessels and Modular Building segments traditionally sell products customized to the end-users’ requirements directly to the end-users. Our Tools segment distributes products through manufacturers’ representatives, direct sales, and OEM sales channels.

We currently export products to four foreign countries. We have been shipping grinder mixers abroad since 2006, and have exported portable rollermills as well. We look forward to strengthening these relationships and developing new international markets as well.

Backlog. Our backlogs of orders vary on a daily basis. As of January 31, 2014, our Tools segment had approximately $639,000 of backlog, our Pressurized Vessels segment had approximately $558,000 of backlog, our Modular Buildings segment had approximately $493,000 of backlog and our Agricultural Products segment had a net backlog of approximately $9,168,000. Because we expect that our order backlogs will continue to fluctuate as orders are received, filled, or cancelled, and due to dealer discount arrangements we may enter into from time to time, these figures are not necessarily indicative of future revenue.

Recent Product Developments

During 2013, development in our Agricultural Products segment consisted of a newly designed frame for our V-180 manure spreader. We are also in the process of updating our 6105 series grinder mixer.

Our Pressurized Vessels and Modular Building segments complete projects based on customer specifications. Pressurized Vessels did not engage in significant product development during 2013. Our Modular Building segment introduced a small combination farrowing/nursery swine building featured at the 2013 World Pork Expo in Des Moines, Iowa.

Our Tools segment worked with two of our largest customers to provide a seamless pipe cutting solution. The project was completed in the fall of 2013.

Competition

In addition to the competitive strengths of each of our segments described below, we believe our diversified revenue base helps to provide protection against competitive factors in any one industry. Our Pressurized Vessels, Modular Buildings, and Tools segments provide us with diversified revenues rather than solely relying on the agricultural machinery sector. We are also diversified on the basis of our sales presence and customer base.

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

In addition, in order to capitalize on brand recognition for our Agricultural Products segment, we have numerous product lines produced under our labels and private labels, and have made strategic acquisitions to strengthen our dealer base. We also provide aftermarket service parts which are available to keep our branded and OEM-produced equipment operating to the satisfaction of the customer. We sell products to customers in the United States and four foreign countries through a network of approximately 1,800 independent dealers in the United States and Canada, as well as overseas dealers in the United Kingdom and Australia.

We believe that our competitive pricing, product quality and performance, a network of worldwide and domestic distributors and our strong market share for many of our products allow us to compete effectively in the agricultural products market.

Pressurized Vessels

Competition in the pressurized vessel industry is intense. It is critical in this business to deliver a quality product on a timely basis. We worked diligently during 2013 to deliver a quality product and improve our reputation in the industry. Our sales are increasing and we have more repeat customers. We believe we are positioned to have a profitable year in 2014.

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

Tools

We expect competition in our Tools segment from off shore products which have gained market share over the last twenty years. Our greatest threat continues to be emerging technologies that replace the need for brazed tools. These competitive threats are countered by our ability to offer the widest range of standard carbide tipped brazed tool inventories to be found in North America. These inventories are strategically located in four warehouses across the U.S. enabling our customers to receive product quickly with minimal shipping costs. Our ability to produce special, engineered, value added products in volume with short lead times sets us apart from our competitors. This is most evident in certain segments of the pipe processing industry, where we have been able to establish and maintain market share despite efforts from companies significantly larger than ourselves.

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

We have an original equipment manufacturer (OEM) supplier agreement with Case New Holland (CNH) for our Agricultural Products segment. Under the OEM agreement, we have agreed to supply CNH’s requirements for certain feed processing and service parts, primarily blowers, under CNH’s label. The agreement has no minimum requirements and can be cancelled upon certain conditions. The initial term of the agreement with CNH ran through September 2006, but the agreement continues in force until terminated or cancelled. We have not terminated or cancelled the agreement as of November 30, 2013. We also sell reels to Honey Bee and Agco under an OEM agreement. For the years ended November 30, 2013 and 2012, sales to OEM customers were approximately 12% and 11% of consolidated sales, respectively.

We do not rely on sales to one customer or a small group of customers. During the year ended November 30, 2013, no one customer accounted for more than 6% of consolidated revenues. However, during the year ended November 30, 2012, one customer did account for approximately 25% of consolidated revenues. This was a customer of our Modular Building segment. During the year ended November 30, 2012, another customer accounted for approximately 12% of consolidated revenues. This was a customer of our Agricultural Products segment.

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

Research and Development Activities

Our Agricultural Products segment is continually engaged in research and development activities to improve and enhance our existing products. We perform research and development activities internally, and the cost of our research and development activities is not borne by our customers. Our research and development expenses are cyclical; they may be high in one year, but would tend to be lower the next, with an increase in production expenses as our new ideas are manufactured. Research and development expenses during our 2013 fiscal year accounted for $174,000 of our total consolidated engineering expenses, compared to $125,000 during our 2012 fiscal year.

Our Tools segment produces standard cutting tools and inserts and special tools per customer specifications. Our Pressurized Vessels segment produces custom tanks and vessels that are manufactured in accordance with specifications provided by our customers. Similarly, our Modular Buildings segment designs modular buildings in accordance with customer specifications.

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

Employees

As of November 30, 2013, we employed approximately one-hundred forty-five employees in our Agricultural Products segment, four of whom were employed on a part-time basis. As of the same date, we had approximately fifteen full-time employees in our Pressurized Vessels segment and thirty-two full-time employees in our Tools segment. In addition, our Modular Buildings segment employed approximately sixteen employees, two of whom worked on a part-time basis. We experience immaterial fluctuations in employee levels based upon demand for our product lines, and the numbers provided above do not necessarily represent our peak employment during our 2013 fiscal year.

Item 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 1B. UNRESOLVED STAFF COMMENTS.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2. PROPERTIES.

Our executive offices, as well as the primary production and warehousing facilities for our Agricultural Products segment, are located in Armstrong, Iowa. These facilities were constructed after 1965 and remain in fair condition. The facilities in Armstrong contain approximately 249,000 square feet of usable space. We have engaged in several building improvement projects during the last several years and plan to complete a reroofing project over the next several years. In addition, we own approximately 127 acres of land west of Armstrong, on which the factory and inventory storage space is situated for our Agricultural Products segment. We had been leasing approximately 88 acres of excess land to third parties for farming. We sold this excess land in December of 2012.

To better utilize our production facilities, our auger production for our Agricultural Products segment was moved from our Salem, South Dakota facility to our West Union, Iowa production facility in July 2011. The Salem, South Dakota facility was sold in December 2012.

We purchased an office, production and warehousing facility for our Agricultural Products segment located in West Union, Iowa on approximately 29 acres in fiscal 2010. The property is in good condition and contains approximately 190,000 square feet of usable space.

In connection with the acquisition of certain assets of Universal Harvester Co., Inc. (UHC) in May 2012, we also purchased the land and building used for manufacturing of the products sold by UHC, located in Ames, Iowa. The building contains approximately 41,640 square feet of usable space and is in good condition. The purchased land is approximately 10 acres and is used in connection with our Agricultural Products segment.

In connection with the acquisition of certain assets of Agro Trend in June of 2013, we assumed the lease on an 8,500 square foot facility in Clifford, Ontario, Canada, in order to continue the manufacturing, marketing and sales of Agro Trend products from Canada. The lease on this facility is for a term of 2 years and expires on June 21, 2015. This facility is used in connection with our Agricultural Products segment.

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

In connection with the acquisition of certain assets of Ohio Metal Working Products Company (Ohio Metal) in September 2013, we also purchased the land and building used for manufacturing of the products sold by Ohio Metal, located in Canton, Ohio. The building contains approximately 39,000 square feet of usable space and is in good condition. The purchased land is approximately 4.50 acres and is used in connection with our Tools segment. Our owned real property in West Union, Iowa is subject to a mortgage granted to The First National Bank of West Union (n/k/a Bank 1st) as security for a term loan. All of our remaining owned real property is subject to mortgages granted to U.S. Bank as security for our long-term debt and our line of credit. See “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Capital Resources and Credit Facilities” for more information.

Item 3. LEGAL PROCEEDINGS.

From time to time in the ordinary course of business, we may be named as a defendant in legal proceedings incidental to the business, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We are not currently involved in any material legal proceedings, directly or indirectly, and we are not aware of any claims pending or threatened against us or any of the directors that could result in the commencement of material legal proceedings.

Item 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the NASDAQ Capital Market® under the symbol “ARTW.” The ranges of high and low sales prices for each quarter, as reported by NASDAQ, are shown below.

	Common Stock High and Low Sales Prices Per Share by Quarter
	Fiscal Year Ended November 30, 2013		Fiscal Year Ended November 30, 2012
	High	Low	High	Low
First Quarter	$7.65	$5.35	$9.69	$5.06
Second Quarter	$8.44	$5.53	$7.99	$6.40
Third Quarter	$7.76	$6.60	$8.80	$6.15
Fourth Quarter	$7.10	$5.40	$7.00	$5.23

Stockholders

We have two classes of stock, undesignated preferred stock and $0.01 par value common stock. No shares of preferred stock have been issued or are outstanding. As of February 19, 2014, we had 89 common stock stockholders of record, which number does not include stockholders who hold our common stock in street name. As of February 7, 2013, we had 98 common stock stockholders of record.

Dividends

On November 14, 2013, we announced a dividend of $0.10 per share that was paid on November 29, 2013 to stockholders of record as of November 25, 2013. On November 9, 2012 we announced a dividend of $0.10 per share that was paid on November 30, 2012 to stockholders of record as of November 19, 2012. We expect that the payment of and the amount of any future dividends will depend on our financial condition at that time.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Company

None.

Equity Compensation Plans

For information on our equity compensation plans, refer to Item 12, “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

Item 6. SELECTED FINANCIAL DATA.

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

Financial Position

We believe that our consolidated balance sheet indicates a strong financial position. During fiscal year 2013, we increased our current liabilities by 20.2%, and decreased long-term liabilities by 12.1% for a total increase of approximately $208,000. We accessed $3,350,000 on our line of credit primarily to acquire the assets of Ohio Metal Working Products Company in Canton, Ohio (see below). We also decreased net term debt by $985,000. Total current assets decreased by approximately 2.4%, or $483,000. We expect our access to capital will continue to provide future cash for equipment investments, acquisitions, or debt pay down. We believe our working capital is strong as we move into 2014, because we currently have $3,800,000 available on our line of credit as of November 30, 2013. We also expect to obtain permanent financing in connection with the purchase of Ohio Metal Working Products Company as discussed under the heading “Liquidity and Capital Resources.”

On June 25, 2013, we acquired the inventory and equipment of Agro Trend, a division of Rojac Industries, Inc. of Clifford, Ontario, Canada. Agro Trend distributes agricultural equipment and manufactures commercial snow blowers and agricultural trailers. Most of the existing Agro Trend operational team was retained to continue the manufacture of snow blowers and trailers. The acquired assets and operations are reported with our Agricultural Products segment. For additional information on this acquisition, please see Note 13 to “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

Additionally, on September 30, 2013, we acquired the inventory, equipment, land, and building of Ohio Metal Working Products Company in Canton, Ohio. Ohio Metal Working Products Company is a domestic manufacturer and distributor of standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools. The existing Ohio Metal Working Products Company operational team was retained to continue the manufacturing of the carbide, PCD, and CBN tipped tools and inserts. The acquired assets and operations will be reported in a new segment called Tools for financial reporting purposes. For additional information on this acquisition, please see Note 13 to “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is entirely dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

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

In certain circumstances, upon the customer’s written request, we may recognize revenue when production is complete and the good is ready for shipment. At the buyer’s request, we will bill the buyer upon completing all performance obligations, but before shipment. The buyer dictates that we ship the goods per their direction from our manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that we will segregate the goods from our inventory, such that they are not available to fill other orders. This agreement also specifies that the buyer is required to purchase all goods manufactured under this agreement. Title of the goods will pass to the buyer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the buyer, and the buyer agrees to maintain insurance on the manufactured items that have not yet been shipped. We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both buyer and seller. The credit terms on this agreement are consistent with the credit terms on all other sales. All risks of loss are shouldered by the buyer, and there are no exceptions to the buyer’s commitment to accept and pay for these manufactured goods. Revenues recognized at the completion of production in 2013 and 2012 were approximately $788,000 and $937,000, respectively.

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

Results of Operations

Fiscal Year Ended November 30, 2013 Compared to Fiscal Year Ended November 30, 2012

Our consolidated net sales totaled $34,227,000 for the fiscal year ended November 30, 2013, which represents a 6.1% decrease from our consolidated net sales of $36,457,000 in 2012. Our consolidated gross profit decreased from 27.5% of net sales in 2012 to 24.4% of net sales in 2013 or from $10,032,000 to $8,366,000, respectively. Our consolidated expenses increased by 14.8%, from $5,704,000 in 2012 to $6,549,000 in 2013. Because the majority of our corporate general and administrative expenses are borne by our Agricultural Products segment, that segment represented $5,275,000 of our total consolidated operating expenses, while our Pressurized Vessels segment represented $360,000, our Modular Buildings segment represented $769,000, and our Tools segment represented $145,000 of the total.

Our consolidated operating income for the 2013 fiscal year was $1,817,000, which represents a 58.0% decrease from our consolidated operating income of $4,328,000 for the 2012 fiscal year. The decrease is primarily the result of the 2012 completion of a major project in our Modular Buildings segment as described below. Our Agricultural Products segment provided operating income of $1,234,000, our Modular Buildings segment provided operating income of $672,000, and our Tools segment provided operating income of $38,000 in 2013. Our Pressurized Vessels segment had an operating loss of $(127,000).

Consolidated net income for the 2013 fiscal year was $1,551,000, compared to $2,665,000 in the 2012 fiscal year, a decrease of $1,114,000, or 41.8%. This decrease is primarily a result of the decrease in net sales and operating income in the Modular Buildings segment, as discussed below. Our effective tax rates for the years ending November 30, 2013 and 2012 were 29.7% and 33.2%, respectively, a decrease of 3.5%. The 3.5% decrease was due primarily to a production tax credit not recognized in fiscal year 2012 and higher research and development credits in the prior fiscal year.

Agricultural Products. Our Agricultural Products segment’s sales revenue for the fiscal year ended November 30, 2013 was $28,199,000, compared to $24,720,000 during the same period of 2012, an increase of $3,479,000, or 14.1%. The increase was due to additional sales in our beet harvester and Miller Pro box product lines, the acquisition of Universal Harvester Co., Inc. (UHC) and the associated product lines, and the acquisition of Agro Trend and the associated product lines. The sales increase in our beet harvester and Miller Pro box product lines totaled $2,489,000. The incremental revenue from our first full year of production at UHC was $996,000. Total sales revenue from the new Agro Trend brand, Art’s-Way International (AWI), starting at our purchase date of June 25, 2013 to November 30, 2013, was $394,000. Offsetting these increases was a $365,000 decrease in revenue in our service parts. Gross profit for the fiscal year ended November 30, 2013 was 23.1%, compared to 28.1% for the same period in 2012. This decrease in margin was due to changes in product mix, the absorption of the new acquisitions into the Company, the reduction of sales at UHC due to research and development at our OEMs, OEM inventory draw-downs at UHC, and labor inefficiencies.

Our Agricultural Products segment’s operating expenses for the fiscal year ended November 30, 2013 were $5,275,000, compared to $4,572,000 for the same period in 2012, an increase of $703,000 or 15.4%. This segment’s operating expenses for the fiscal year ended November 30, 2013 were 18.7% of sales, compared to 18.5% of sales for the same period in 2012. The increases in operating expenses are due to an increase in selling expenses, as well as increased operating expenses due to the addition of UHC and AWI. Total income from operations for our Agricultural Products segment during the fiscal year ended November 30, 2013 was $1,234,000, compared to $2,373,000 for the same period in 2012, a decrease of $1,139,000 or 48.0%.

Pressurized Vessels. Our Pressurized Vessels segment’s net sales for the fiscal year ended November 30, 2013 were $2,137,000, compared to $2,092,000 for the same period in 2012, an increase of $45,000, or 2.2%. This increase is attributable to higher sales volume. We have been working diligently to improve the consistency of our quality of goods and delivery of product. These improvements have helped us to capture additional sales as well as retain repeat customers. Fiscal year 2013 gross margin was 10.9% compared to 7.0% as of November 30, 2012. The additional sales have been the main contributor to the improved margins.

Modular Buildings. Our Modular Buildings segment’s net sales for the fiscal year ended November 30, 2013 were $3,240,000 compared to $9,645,000 for the same period in 2012, a decrease of $6,405,000, or 66.4%. Late in 2011 we secured a large job with Whiting Turner to produce a facility for Stanford University for approximately $9,000,000. That project significantly increased our sales in 2012. Gross profit for the fiscal year ended November 30, 2013 was $1,441,000 compared to $2,941,000 during the same period of 2012, a decrease of $1,500,000, or 51.0%. The decrease was primarily attributable to the completion in 2012 of an approximately $7,000,000 fabrication and delivery contract executed in January 2012 and an approximately $1,700,000 installation contract executed in April 2012. Art’s-Way Scientific was hired to design, fabricate, and install twenty-four modular units over the course of approximately one year for one of the world’s leading research and teaching institutions. Most of the revenue for the contract was recognized during 2012. Operating expenses for the fiscal year ended November 30, 2013 were $769,000 compared to $859,000 for the same period in 2012, a decrease of $90,000, or 10.5%. This decrease is primarily attributable to the decrease in production activity. As a percentage of sales our operating expenses were 23.7% in 2013 compared to 8.9% in 2012. Income from operations for the fiscal year ended November 30, 2013 was $672,000 compared to $2,082,000 for the same period in 2012, a decrease of $1,410,000, or 67.7%, which is a result of the 2012 completion of the contract mentioned above.

Tools. On September 30, 2013, the Company acquired the assets of Ohio Metal Working Products Company. For financial reporting purposes, a new segment called Tools was created. Total sales revenue from the new brand, Ohio Metal Working Products/Art’s-Way, Inc., starting at our purchase date of September 30, 2013 to November 30, 2013 was $651,000. Gross margin for that period was 28.1%.

Trends and Uncertainties

We are subject to a number of trends and uncertainties that may affect our short-term or long-term liquidity, sales revenues and operations. Similar to other farm equipment manufacturers, we are affected by items unique to the farm industry, including fluctuations in farm income resulting from the change in commodity prices, crop damage caused by weather and insects, government farm programs, interest rate fluctuations, and other unpredictable variables. Other uncertainties include our OEM customers and the decisions they make regarding their current supply chain structure, inventory levels, and overall business conditions. Management believes that our business is dependent on the farming industry for the bulk of our sales revenues. As such, our business tends to reap the benefits of increases in farm net income, as farmers tend to purchase equipment in lucrative times and forgo purchases in less profitable years. Direct government payments are declining and costs of agricultural production are increasing; therefore, we anticipate that further increases in the value of production will benefit our business, while any future decreases in the value of production will decrease farm net income and may harm our financial results.

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

We believe that our pressurized vessel sales are not seasonal. Our modular building sales are somewhat seasonal, and we believe that this is due to the budgeting and funding cycles of the universities that commonly purchase our modular buildings. We believe that this cycle can be offset by building backlogs of inventory and by increasing sales to other public and private sectors.

Liquidity and Capital Resources

    A main source of funds during fiscal 2013 was proceeds from the sale of the land near Armstrong, Iowa which totaled $836,000 for the fiscal year ended November 30, 2013. Accounts receivable, including allowance for doubtful accounts, increased by $222,000 and inventory decreased by $770,000, exclusive of acquisitions. Accounts payable and accrued liabilities decreased by $2,082,000 primarily as the result of income tax payments and advance payments received in fiscal 2012 on the Modular Building segment’s job for Stanford University. Art’s-Way used $842,000 of cash to update facilities and equipment.

We have an $8,000,000 revolving line of credit with US Bank, pursuant to which we had borrowed $3,350,000 as of November 30, 2013 to acquire the Ohio Metal Working Products Company. We expect to obtain permanent financing for the acquisition in the future. In addition, we have five term loans from US Bank, which had outstanding principal balances of $2,115,000, $708,000, $1,693,000, $956,000, and $1,085,000 as of November 30, 2013.  We also have a loan relating to our production facility in West Union, Iowa, from the Iowa Finance Authority, which had an outstanding balance of$905,000 as of November 30, 2013.

Our loans require us to comply with various covenants, including maintaining certain financial ratios and obtaining prior written consent from US Bank for any investment in, acquisition of, or guaranty relating to another business or entity. We were in compliance with all covenants as of November 30, 2013 except for the US Bank Fixed Charge Coverage Ratio. US Bank has issued a waiver for the non-compliance as of November 30, 2013 and no event of default occurred.

For additional information about our financing activities, please refer to Note 9 to the audited consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

The following table represents our working capital and current ratio for the past two fiscal years:

	Fiscal Year Ended
	November 30, 2013	November 30, 2012
Current Assets	$19,751,372	$20,080,591
Current Liabilities	7,268,872	5,959,004
Working Capital	$12,482,500	$14,121,587

Current Ratio	2.72	3.37

We believe that our current financing arrangements provide sufficient cash to finance operations for the next 12 months. We expect to continue to rely on cash from financing activities to supplement our cash flows from operations in order to meet our liquidity and capital expenditure needs in the near future. We expect to continue to be able to procure financing upon reasonable terms.

Contractual Obligations Table as of November 30, 2013

Contractual Obligations
	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 years
Long-Term Debt Obligations	$11,471,675	$4,790,009	$2,834,493	$3,610,381	$236,792
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	38,000	24,000	14,000	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities	-	-	-	-	-
Totals	$11,509,675	$4,814,009	$2,848,493	$3,610,381	$236,792

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Art's-Way Manufacturing Co., Inc.

Armstrong, Iowa

We have audited the accompanying consolidated balance sheets of Art's-Way Manufacturing Co., Inc. and Subsidiaries as of November 30, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Art's-Way Manufacturing Co., Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Art's-Way Manufacturing Co., Inc. and Subsidiaries as of November 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Fargo, North Dakota

February 26, 2014

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Balance Sheets

	November 30, 2013	November 30, 2012
Assets
Current assets:
Cash	$207,950	$1,546,609
Accounts receivable-customers, net of allowance for doubtful accounts of $35,474 and $27,958 in 2013 and 2012, respectively	2,999,903	2,778,007
Inventories, net	14,922,525	14,327,482
Deferred taxes	1,228,097	1,061,806
Cost and Profit in Excess of Billings	42,238	102,058
Income taxes receivable	108,513	-
Other current assets	242,146	309,800
Total current assets	19,751,372	20,125,762
Property, plant, and equipment, net	11,900,202	9,562,698
Assets held for lease, net	122,318	340,979
Assets held for sale, net	-	205,508
Goodwill	993,729	993,729
Total assets	$32,767,621	$31,228,676
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$3,350,000	$-
Current portion of term debt	1,228,964	1,165,177
Accounts payable	806,207	654,322
Customer deposits	147,505	232,300
Billings in Excess of Cost and Profit	17,721	1,125,666
Accrued expenses	1,718,475	1,960,240
Income taxes payable	-	821,300
Total current liabilities	7,268,872	5,959,005
Long-term liabilities
Deferred taxes	952,645	897,492
Long Term debt, excluding current portion	6,251,959	7,300,957
Total liabilities	14,473,476	14,157,454
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2013 and 2012; issued and outstanding 0 shares in 2013 and 2012.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2013 and 2012; issued and outstanding 4,046,552 in 2013 and 4,035,052 in 2012	40,466	40,351
Additional paid-in capital	2,616,407	2,540,320
Retained earnings	15,637,272	14,490,551
Total stockholders’ equity	18,294,145	17,071,222
Total liabilities and stockholders’ equity	$32,767,621	$31,228,676

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Statements of Operations

	Years Ended
	November 30, 2013	November 30, 2012
Net sales	$34,226,553	$36,456,830
Cost of goods sold	25,860,107	26,424,567
Gross profit	8,366,446	10,032,263
Expenses:
Engineering	514,086	331,061
Selling	2,155,640	1,611,215
General and administrative	3,879,580	3,762,162
Total expenses	6,549,306	5,704,438
Income from operations	1,817,140	4,327,825
Other income (expense):
Interest expense	(296,640)	(413,594)
Other	685,344	73,796
Total other income (expense)	388,704	(339,798)
Income before income taxes	2,205,844	3,988,027
Current tax expense	654,468	1,322,940
Net income	$1,551,376	$2,665,087

Net income per share:
Basic net income per share	$0.38	$0.66
Diluted net income per share	$0.38	$0.66
Weighted average outstanding shares used to compute basic net income per share	4,039,530	4,032,643
Weighted average outstanding shares used to compute diluted net income per share	4,049,791	4,049,516

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Statements of Cash Flows

	Years Ended
	November 30, 2013	November 30, 2012
Cash flows from operations:
Net income	$1,551,376	$2,665,087
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	29,812	34,519
Impairment of Asset Available for Sale	-	94,647
Gain on disposal of property, plant, and equipment	(601,678)	-
Depreciation expense	704,457	792,910
Amortization expense	-	60,000
Bad debt expense (recovery)	7,516	(7,654)
Deferred income taxes	(111,138)	(41,721)
Changes in assets and liabilities net of Universal Harvester, Agro Trend, and Ohio Working Metals acquisitions:
(Increase) decrease in:
Accounts receivable	(229,412)	(739,984)
Inventories	769,641	(130,617)
Income taxes receivable	(108,513)	-
Other current assets	67,652	(110,870)
Increase (decrease) in:
Accounts payable	151,885	312,584
Contracts in progress, net	(1,048,125)	1,114,286
Customer deposits	(84,795)	(106,184)
Income taxes payable	(821,301)	470,304
Accrued expenses	(279,721)	596,964
Net cash provided by (used in) operating activities	(2,344)	5,004,271
Cash flows from investing activities:
Purchases of property, plant, and equipment	(842,124)	(799,598)
Return of asset held for lease	146,902	-
Purchase of assets of Universal Harvester	-	(3,003,565)
Proceeds from sale of Armstrong, IA land and Salem, SD building	835,534	-
Purchase of assets of Ohio Metal Working Products	(3,171,805)	-
Purchase of assets of Agro Trend	(311,346)	-
Net cash (used in) investing activities	(3,342,839)	(3,803,163)
Cash flows from financing activities:
Net change in line of credit	3,350,000	(1,388,965)
Proceeds from term debt	228,339	2,880,000
Repayment of term debt	(1,213,550)	(869,987)
Proceeds from the exercise of stock options	46,390	9,110
Dividends paid to stockholders	(404,655)	(403,585)
Net cash provided by financing activities	2,006,524	226,573
Net increase/(decrease) in cash	(1,338,659)	1,427,681
Cash at beginning of period	1,546,609	118,928
Cash at end of period	$207,950	$1,546,609

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$296,640	$411,737
Income taxes	1,644,520	1,045,614

Acquisitions:	Agro Trend	Universal Harvester
Inventories	$223,172	$947,760
Equipment, tools and dies	88,174	364,053
Goodwill and intangible assets	-	618,729
Land and Building	-	1,108,573
Non-Cash Activity: Stock issued for purchase of assets	-	(35,550)
Cash paid	$311,346	$3,003,565
Ohio Working Metals
Inventories	$1,141,512
Equipment, tools and dies	868,250
Goodwill and intangible assets	-
Land and Building	1,200,000
Non-Cash Activity: Assumed vacation liability	(37,957)
Cash paid	$3,171,805

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Statements of Stockholders' Equity

Years Ended November 30, 2013 and 2012

	Common Stock		Additional
	Number of shares	Par value	paid-in capital	Retained earnings	Total

Balance, November 30, 2011	4,025,852	$40,259	$2,461,233	$12,229,049	$14,730,541
Exercise of stock options	2,000	20	9,090	-	9,110
Stock based compensation	2,200	22	34,497	-	34,519
Shares issued for purchase of UHC	5,000	50	35,500	-	35,550
Dividends paid, $0.10 per share	-	-	-	(403,585)	(403,585)
Net income	-	-	-	2,665,087	2,665,087
Balance, November 30, 2012	4,035,052	$40,351	$2,540,320	$14,490,551	$17,071,222
Exercise of stock options	9,000	90	46,300	-	46,390
Stock based compensation	2,500	25	29,787	-	29,812
Dividends paid, $0.10 per share	-	-	-	(404,655)	(404,655)
Net income	-	-	-	1,551,376	1,551,376
Balance, November 30, 2013	4,046,552	$40,466	$2,616,407	$15,637,272	$18,294,145

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

On June 25, 2013, the Company acquired the fixed assets, raw material inventory, work-in-progress inventory and select finished goods inventory of Agro Trend, a division of Rojac Industries, Inc. of Clifford, Ontario, Canada. Agro Trend distributes agricultural equipment and manufactures commercial snow blowers and agricultural trailers. Most of the existing Agro Trend operational team was retained to continue the manufacture of snow blowers and trailers. The acquired assets and operations are reported with our agricultural products segment. For financial information related to the acquisition, see Note 13, “Acquisitions”.

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

On September 30, 2013, the Company acquired the assets of Ohio Metal Working Products Company in Canton, Ohio consisting of inventory, equipment, land, and building. Ohio Metal Working Products Company is a domestic manufacturer and distributor of standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools. The existing Ohio Metal Working Products Company operational team was retained to continue the manufacturing of the carbide, PCD, and CBN tipped tools and inserts. The acquired assets and operations will be reported in a new segment for financial reporting purposes. For financial information related to the acquisition, see Note 13, “Acquisitions”.

(b)      Principles of Consolidation

The consolidated financial statements include the accounts of Art’s-Way Manufacturing Co., Inc. and its wholly-owned subsidiaries, Universal Harvester by Art’s-Way, Inc., Art’s-Way Vessels, Inc., Art’s-Way Scientific, Inc., Art’s-Way Manufacturing International LTD, and Ohio Metal Working Products/Art’s-Way, Inc. Art’s-Way Vessels became active in October 2005 after purchasing certain assets of Vessel Systems, Inc., while Art’s-Way Scientific, Inc. became active in August 2006 after purchasing certain assets of Tech Space, Inc. Universal Harvester by Art’s-Way was formed in 2012 in connection with the Company’s acquisition of certain assets of Universal Harvester Co., Inc. Art’s-Way Manufacturing International LTD was formed in June 2013 when the Company acquired certain assets of Agro Trend while Ohio Metal Working Products/Art’s-Way, Inc. was formed in September 2013 when the Company acquired certain assets of Ohio Metal Working Products Company. All material inter-company accounts and transactions are eliminated in consolidation.

The financial books of Art’s-Way Manufacturing International LTD are kept in the functional currency of Canadian dollars and the financial statements are converted to U.S. Dollars for consolidation. When consolidating the financial results of the Company into U.S. Dollars for reporting purposes, the Company uses the All-Current translation method. The All-Current method requires the balance sheet assets and liabilities be translated to U.S. Dollars at the exchange rate as of quarter end. Owner’s equity is translated at historical exchange rates and retained earnings are translated at an average exchange rate for the period. Additionally, revenue and expenses are translated at average exchange rates for the periods presented. The Company monitors the resulting cumulative translation adjustment and considers it to be immaterial.

(c)       Cash Concentration

The Company maintains several different accounts at four different banks, and balances in these accounts are periodically in excess of federally insured limits. However, management believes the risk of loss to be low.

(d)      Customer Concentration

During the year ended November 30, 2013, no one customer accounted for more than 6% of consolidated revenues. During the year ended November 30, 2012, one customer did account for approximately 25% of consolidated revenues. This was a customer of our Modular Buildings segment. In addition, during the year ended November 30, 2012, another customer accounted for approximately 12% of consolidated revenues. This was a customer of our Agricultural Products segment.

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

The Company shall classify interest and penalties to be paid on an underpayment of taxes as income tax expense. The Company files income tax returns in the U.S. federal jurisdiction and various states and Canada. The company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years ended before November 30, 2009.

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

In certain circumstances, upon the customer’s written request, we may recognize revenue when production is complete and the good is ready for shipment. At the buyer’s request, we will bill the buyer upon completing all performance obligations, but before shipment. The buyer dictates that we ship the goods per their direction from our manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that we will segregate the goods from our inventory, such that they are not available to fill other orders. This agreement also specifies that the buyer is required to purchase all goods manufactured under this agreement. Title of the goods will pass to the buyer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the buyer, and the buyer agrees to maintain insurance on the manufactured items that have not yet been shipped. The Company has operated using bill and hold agreements with certain customers for many years. The credit terms on this agreement are consistent with the credit terms on all other sales. All risks of loss are shouldered by the buyer, and there are no exceptions to the buyer’s commitment to accept and pay for these manufactured goods. Revenues recognized at the completion of production in 2013 and 2012 were approximately $788,000 and $937,000, respectively.

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

(l)       Research and Development

Research and development costs are expensed when incurred. Such costs approximated $174,000 and $125,000 for the years ended November 30, 2013 and 2012, respectively.

(m)     Advertising

Advertising costs are expensed when incurred. Such costs approximated $479,000 and $256,000 for the years ended November 30, 2013 and 2012, respectively.

(n)       Income Per Share

Basic net income per common share has been computed on the basis of the weighted average number of common shares outstanding. Diluted net income per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.

Basic and diluted earnings per common share have been computed based on the following as of November 30, 2013 and 2012:

	For the twelve months ended
	November 30, 2013	November 30, 2012
Basic:
Numerator: net income	$1,551,376	$2,665,087
Denominator: average number of common shares outstanding	4,039,530	4,032,643
Basic earnings per common share	$0.38	$0.66

Diluted:
Numerator: net income	$1,551,376	$2,665,087
Average number of common shares outstanding	4,039,530	4,032,643
Effect of dilutive stock options	10,261	16,873
Denominator: dilutive average number of common shares outstanding	4,049,791	4,049,516
Diluted earnings per common share	$0.38	$0.66

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

(q)      Recently Issued Accounting Pronouncements

Fair Value Measurements Update

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS’s” that amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements. The amendments in this update achieve the objective of developing common fair value measurement and disclosure requirements, as well as improving consistency and understandability. Some of the requirements clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. The company has completed the adoption of this standard and the standard does not have a material impact on our consolidated financial statements.

Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statements of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The Company has completed the adoption of this standard and the standard does not have a material impact on our consolidated financial statements.

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

In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to confirm whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities must apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has completed the adoption of this standard and the standard does not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02. After reviewing the presentation requirements about the effect of reclassification adjustments out of accumulated other comprehensive income on each line item of net income that were deferred by Update 2011-12, the FASB decided to not move forward with the requirement. Instead, the FASB decided that the reporting as described above is to be completed in one location, either on the face of the financial statements or in the notes. The Company has completed the adoption of this standard and the standard does not have a material impact on our consolidated financial statements.

Presentation of an Unrecognized Tax Benefit

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” that clarifies how an unrecognized tax benefit should be presented in the financial statements when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists; as a reduction to a deferred tax asset or as a liability. The amendments are meant to eliminate the diversity that exists in the financial statement presentation of the unrecognized tax benefits. The amendments in this ASU do not require new recurring disclosures and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The effective date for the Company will be the fiscal year beginning December 1, 2014. The Company currently has no unrecognized tax benefits that are impacted by the amendment and the Company does not expect this standard to have a material impact on our consolidated financial statements.

(2)          Allowance for Doubtful Accounts

A summary of the Company’s activity in the allowance for doubtful accounts is as follows:

	For the 12 months ended
	November 30, 2013	November 30, 2012
Balance, beginning	$27,958	$49,583
Provision charged to expense	7,516	(7,654)
Less amounts charged-off	-	(13,971)
Balance, ending	$35,474	$27,958

(3)           Inventories

Major classes of inventory are:

	November 30, 2013	November 30, 2012
Raw materials	$10,322,014	$8,466,060
Work in process	511,016	632,969
Finished goods	7,305,301	7,694,528
	$18,138,331	16,793,557
Less: Reserves	(3,215,806)	(2,466,075)
	$14,922,525	$14,327,482

(4)          Contracts in Progress

Amounts included in the consolidated financial statements related to uncompleted contracts are as follows:

The amounts billed on these long term contracts are due 30 days from invoice date. All amounts billed are expected to be collected within the next 12 months. Retainage was $0 and $173,360 as of November 30, 2013 and 2012, respectively.

	Cost and Profit in Excess of Billings	Billings in Excess of Costs and Profit
November 30, 2013
Costs	$326,560	$115,789
Estimated earnings	106,848	21,470
	433,408	137,259
Less: amounts billed	(391,170)	(154,980)
	$42,238	$(17,721)

November 30, 2012
Costs	$127,858	$4,994,950
Estimated earnings	42,200	2,932,023
	170,058	7,926,973
Less: amounts billed	(68,000)	(9,052,639)
	$102,058	$(1,125,666)

(5)           Property, Plant, and Equipment

Major classes of property, plant, and equipment are:

	November 30, 2013	(1)	November 30, 2012
Land	$1,188,155		$1,038,154
Buildings and improvements	10,315,222		9,178,964
Construction in Progress	404,016		444,221
Manufacturing machinery and equipment	13,555,073		11,872,993
Trucks and automobiles	436,367		396,308
Furniture and fixtures	149,022		147,013
	26,047,855		23,077,653
Less accumulated depreciation	(14,147,653)		(13,514,955)
Property, plant and equipment	$11,900,202		$9,562,698

(1) Includes assets purchased with Ohio Metal and Agro Trend acquisitions

Depreciation expense totaled $673,681 and $668,970 for the fiscal years ended November 30, 2013 and 2012, respectively.

(6)           Assets Available for Sale

Major components of assets available for sale are:

	November 30, 2013	November 30, 2012
Salem, SD production facility	$-	$87,500
Armstrong, IA farm and pasture land	-	118,008
	$-	$205,508

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

The net gain for the year ended November 30, 2013 on the sale of the Salem, South Dakota facility and the three tracts of land in Iowa totaled $630,000. The gain is recorded as an Other Income item in the accompanying statement of operations for the year ended November 30, 2013.

(7)           Accrued Expenses

Major components of accrued expenses are:

	November 30, 2013	November 30, 2012
Salaries, wages, and commissions	$836,200	$924,123
Accrued warranty expense	220,719	578,864
Other	661,556	457,253
	$1,718,475	$1,960,240

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

Changes in the Company’s product warranty liability included in “accrued expenses” for the years ended November 30, 2013 and 2012 are as follows:

	November 30, 2013	November 30, 2012
Balance, beginning	$578,864	$201,630
Settlements / adjustments	(605,281)	(436,096)
Warranties issued	247,136	813,330
Balance, ending	$220,719	$578,864

(9)           Loan and Credit Agreements

On May 1, 2013, the Company began to move all banking arrangements previously held through West Bank to U.S. Bank. The relationship with U.S. Bank now includes an $8,000,000 revolving line of credit (the “Line of Credit”) which is scheduled to mature on May 1, 2014. The Line of Credit is renewable annually with advances funding the Company’s working capital needs and is secured by real property and fixed asset collateral. The interest rate is U.S. Bank’s prime interest rate, adjusted each time that the Federal prime rate changes, with a minimum rate of 3.50%. As of November 30, 2013, the interest rate was the minimum of 3.50%. Monthly interest-only payments are required and the unpaid principal is due on the maturity date. However, any principal balance remaining at maturity may be rolled over to the next annual renewal. As of November 30, 2013, the Company had a principal balance of $3,350,000 outstanding against the Line of Credit. The Line of Credit states that the borrowing base will be an amount equal to the sum of 75% of accounts receivable (discounted for aged accounts and customer balances exceeding 20% of aggregate receivables), plus 50% of inventory (this component cannot exceed $6,000,000 and only includes finished goods and raw materials deemed to be in good condition and not obsolete), less any outstanding loan balance of the Line of Credit, and less undrawn amounts of outstanding letters of credit issued by U.S. Bank or any affiliate. The Company’s obligations under the Line of Credit are evidenced by a Revolving Credit Note effective May 1, 2013, a Revolving Credit Agreement dated May 1, 2013 and certain other ancillary documents.

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

The Company was in compliance with all covenants under the Term Loan Agreements and the Revolving Credit Agreement as measured on November 30, 2013, other than its covenant to maintain a fixed charge coverage ratio of at least 1.15 to 1.00. The fixed charge coverage ratio is based on a rolling 12 month calculation and measures the Company’s ability to cover fixed expenses such as loan payments, tax payments, rental payments, and dividends. The timing of tax payments was the main reason for the non-compliance result as of November 30, 2013. US Bank has issued a waiver forgiving the non-compliance for the fourth quarter and no event of default occurred. The next measurement date is February 28, 2014.

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

If the Company or its subsidiaries (as guarantors) commits an event of default under the agreement governing the U.S. Bank UHC Loan, the lender may cause the entire amount of the loan to be immediately due and payable, may foreclose on the property, or may increase the interest rate to a rate of 5.00% per annum, plus the interest rate otherwise payable under the U.S. Bank UHC Loan.

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

The Company was in compliance with all covenants under the IFA Loan Agreement as measured on November 30, 2013. The next measurement date is November 30, 2014.

A summary of the Company’s term debt is as follows:

	November 30, 2013	November 30, 2012

U.S. Bank loan payable in monthly installments of $42,500 including interest at 2.98%, due May 1, 2018 (November 30, 2012 is West Bank loan amount)	$2,114,675	$2,435,359

U.S. Bank loan payable in monthly installments of $11,000 including interest at 2.98%, due May 1, 2018 (November 30, 2012 is West Bank loan amount)	955,507	1,027,330

U.S. Bank loan payable in monthly installments of $12,550 including interest at 2.98%, due May 1, 2018 (November 30, 2012 is West Bank loan amount)	1,085,350	1,167,725

U.S. Bank loan payable in monthly installments of $27,800 including interest at 2.98%, due May 1, 2018 (November 30, 2012 is West Bank loan amount)	1,693,752	1,875,120

U.S. Bank loan payable in monthly installments of $11,700 including interest at 3.15%, due May 10, 2017	707,719	823,555

Iowa Finance Authority loan payable in monthly installments of $12,500 including interest at 2.75%, due June 1, 2020	904,662	1,027,366

IDED loan payable in monthly installments of $2,437 including interest at 6%, due June 1, 2014	14,375	41,866

IDED loan payable in monthly installments of $813 including interest at 0%, due June 1, 2014	4,883	14,649

IDED loan payable in monthly installments of $0 including interest at 0% originally due July 1, 2014, forgiven in full July 31, 2013	-	48,830

West Union Community Development Corporation loan payable in annual installments of $4,333 including interest at 0% originally due September 1, 2013, repaid in full August 21, 2013	-	4,334

Total term debt	$7,480,923	$8,466,134
Less current portion of term debt	1,228,964	1,165,177

Term debt, excluding current portion	$6,251,959	$7,300,957

A summary of the minimum maturities of term debt follows for the years ending November 30:

Year:	Amount
2014	1,228,964
2015	1,246,624
2016	1,284,323
2017	1,529,360
2018	1,959,912
2019 and thereafter	231,740
$7,480,923

(10)         Employee Benefit Plans

The Company sponsors a defined contribution 401(k) savings plan which covers substantially all full-time employees who meet eligibility requirements. Participating employees may contribute as salary reductions any amount of their compensation up to the limit prescribed by the Internal Revenue Code. The Company makes a 25% matching contribution to employees contributing a minimum of 4% of their compensation, up to 1% of eligible compensation. The Company recognized an expense of $38,145 and $31,763 related to this plan during the years ended November 30, 2013 and 2012, respectively.

(11)         Equity Incentive Plan

On November 30, 2013, the Company had one equity incentive plan, which is described below. The compensation cost charged against income was $29,812 and $34,519 for 2013 and 2012, respectively. The total income tax deductions for share-based compensation arrangements were $17,210 and $8,900 for 2013 and 2012, respectively. No compensation cost was capitalized as part of inventory or fixed assets.

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

	2013	2012
Expected Volatility	53.71%	68.42%
Expected Dividend Yield	1.063%	1.007%
Expected Term (in years)	2	2
Risk-Free Rate	3.25%	3.25%

Summary of activity under the plans as of November 30, 2012 and 2013, and changes during the years then ended as follows:

2013 Option Activity

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at beginning of period	163,000	$9.16	-	-
Granted	14,000	$6.40	-	-
Exercised	(9,000)	$5.15	-	$13,970
Options Expired or Forfeited	(25,000)	$10.04	-	-
Options outstanding at end of period	143,000	$9.00	5.71	$48,400
Options exercisable at end of period	143,000	$9.00	5.71	$48,400

2012 Option Activity

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at beginning of period	153,000	$9.32	-	-
Granted	14,000	$6.75	-	-
Exercised	(2,000)	$4.56	-	$5,660
Options Expired or Forfeited	(2,000)	$8.66	-	-
Options outstanding at end of period	163,000	$9.16	5.60	$34,700
Options exercisable at end of period	163,000	$9.16	5.60	$34,700

The weighted-average grant-date fair value of options granted during the year 2013 and 2012 was $0.15 and $1.26, respectively.

A summary of the status of the Company’s non-vested shares as of November 30, 2013, and changes during the year ended November 30, 2013, is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of period	-	$0.00
Granted	14,000	$0.15
Vested	(14,000)	$0.15
Forfeited	-	$0.00
Non-vested at end of period	0

As of November 30, 2013, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements under the plans. The total fair value of shares vested during the years ended November 30, 2013 and 2012 was $2,100 and $17,640 respectively.

The cash received from the exercise of options during fiscal year 2013 was $46,390, compared to $9,110 in 2012.

During fiscal year 2013 the Company issued 2,500 shares of restricted stock under the 2011 Plan. During fiscal year 2013, 1300 shares of restricted stock became unrestricted. The Company issued 3,000 shares of restricted stock in fiscal year 2012 of which 800 were subsequently forfeited. Compensation expense of $8,554 and $16,200 was recognized in 2013 and 2012, respectively, for shares of restricted stock.

(12)         Income Taxes

Total income tax expense (benefit) for the years ended November 30, 2013 and 2012 consists of the following:

	November 30
	2013	2012
Current expense	$765,606	$1,364,661
Deferred expense(benefit)	(111,138)	(41,721)
	$654,468	$1,322,940

The reconciliation of the statutory Federal income tax rate is as follows:

	November 30
	2013	2012
Statutory federal income tax rate	34.0%	34.0%
R & D tax credits	(1.0)	(2.0)
Permanent Differences and Other	(3.3)	1.2

	29.7%	33.2%

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at November 30, 2013 and 2012 are presented below:

	November 30
	2013	2012
Current deferred tax assets (liabilities):
Accrued expenses	$168,000	$254,000
Inventory capitalization	24,000	8,000
Asset reserves	1,036,000	800,000
Total current deferred tax assets	$1,228,000	$1,062,000
Non-current deferred tax assets (liabilities):
Property, plant, and equipment	$(953,000)	$(897,000)
Total non-current deferred tax assets (liabilities)	$(953,000)	$(897,000)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

(13)        Acquisitions

On May 10, 2012, the Company acquired the assets of Universal Harvester Co., Inc. consisting of inventory, equipment, land, building goodwill and intangible assets. The acquisition-date fair value of the total consideration transferred was approximately $3,066,000 consisting of $3,030,450 of current and future cash to be paid and $35,550 of common stock. Under the terms of the purchase agreement, cash in the amount $3,003,565 was paid on May 11, 2012 and $27,427 of cash was paid on real estate taxes accrued but due on the land and building in future periods. The company issued 5,000 shares of common stock valued at $35,550 based on the closing market price as of May 10, 2012.

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

The consideration has been allocated as follows:

	Initially	Adjustments	Final
Inventories	$902,589	$45,171	$947,760
Equipment, tools and dies	364,053	-	364,053
Goodwill and intangible assets	699,900	(81,171)	618,729
Land and building	1,100,000	36,000	1,136,000
Total	$3,066,542	$-	$3,066,542

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

	Year Ended November 31, 2013	Year Ended November 30, 2012
Net Sales from Continuing Operations:
As Reported	$34,226,553	$36,456,830
Pro Forma	$34,226,553	$38,710,922

Net Income from Continuing Operations:
As Reported	$1,551,376	$2,665,087
Pro Forma	$1,551,376	$2,756,182

Basic Net income per Share:
As Reported	$0.38	$0.66
Pro Forma	$0.38	$0.68

Diluted Net income per Share:
As Reported	$0.38	$0.66
Pro Forma	$0.38	$0.68

Weighted average outstanding shares used to compute basic net income per share	4,039,530	4,032,643
Weighted average outstanding shares used to compute diluted net income per share	4,049,791	4,049,516

On June 25, 2013, the Company acquired the fixed assets, raw material inventory, work-in-process inventory, and select finished good inventory of Agro Trend, a division of Rojac Industries, Inc. of Clifford, Ontario, Canada. A new entity was formed, Art's Way Manufacturing International LTD (“International”), which is included in the agricultural products segment for financial reporting purposes. International will lease the facility in Clifford, Ontario and is continuing manufacturing, marketing and sales from the Canadian location. The amount paid in US dollars for the acquisition of assets totaled $311,000 ($88,000 in fixed assets and $223,000 in inventory). The purchase price allocation has been reviewed and is final. The operating results of the acquired business are reflected in the Company’s consolidated statement of operations from the acquisition date forward. The acquisition was made to continue the Company’s growth strategy and diversify its product offerings inside the agricultural industry.

The acquisition also includes a consignment arrangement regarding $600,000 of select finished good inventory. As part of the arrangement, International agreed to use reasonable efforts to sell the inventory including providing a sales and marketing plan with projections within 60 days of the closing date and meeting with the consignor quarterly to discuss progress. On a monthly basis, International agreed to pay the consignor an amount equal to the cost base of the inventory sold that month. As of November 30, 2013, International had sold $159,000 of the consigned inventory.

The financial books of the operation are kept in the functional currency of Canadian dollars and the financial statements are converted to U.S. Dollars for consolidation. When consolidating the financial results of the Company into U.S. Dollars for reporting purposes, the Company uses the All-Current translation method. The All-Current method requires the balance sheet assets and liabilities be translated to U.S. Dollars at the exchange rate as of quarter end. Owner’s equity is translated at historical exchange rates and retained earnings are translated at an average exchange rate for the period. Additionally, revenue and expenses are translated at average exchange rates for the periods presented. The Company monitors the resulting cumulative translation adjustment and considers it to be immaterial.

On September 30, 2013, the Company acquired the assets of Ohio Metal Working Products Company in Canton, Ohio consisting of inventory, equipment, real property, and intangible assets. A new entity was formed, Ohio Metal Working Products/Art’s-Way, Inc. A new segment called Tools has been created for financial reporting purposes. Ohio Metal Working Products/Art’s-Way, Inc. is a domestic manufacturer and distributor of standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools. The amount paid for the acquisition totaled approximately $3,172,000 ($1,142,000 in inventory, $1,200,000 in land and building, $868,000 in fixed assets, and a reduction for assumed vacation liability of $38,000). The Company has a year to review and assess the purchase price allocation. Upon completion of the review, adjustments will be made if necessary. The acquisition was financed by accessing the line of credit available through US Bank. The acquired assets are not subject to a security interest. We expect to obtain permanent financing for the acquisition in the future. The operating results of the acquired business are reflected in the Company’s consolidated statement of operations from the acquisition date forward. The acquisition was made to continue the Company’s growth strategy and diversify its product offerings.

(14)        Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At November 30, 2013 and 2012, the carrying amount approximates fair value for cash, accounts receivable, accounts payable, notes payable to bank, and other current liabilities. The carrying amounts approximate fair value because of the short maturity of these instruments. The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

(15)        Litigation and Contingencies

Various legal actions and claims that arise in the normal course of business are pending against the Company. In the opinion of management adequate provisions have been made in the accompanying financial statements for all pending legal actions and other claims.

(16)        Segment Information

There are four reportable segments: agricultural products, pressurized vessels, modular buildings, and tools. The agricultural products segment fabricates and sells farming products as well as replacement parts for these products in the United States and worldwide. The pressurized vessel segment produces and services pressurized tanks. The modular building segment produces modular buildings for animal containment and various laboratory uses. The tools segment manufactures steel cutting tools and inserts.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Management evaluates the performance of each segment based on profit or loss from operations before income taxes.

Approximate financial information with respect to the reportable segments is as follows.

	Twelve Months Ended November 30, 2013

	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Revenue from external customers	$28,199,000	$2,137,000	$3,240,000	$651,000	$34,227,000
Gross Profit	6,508,000	234,000	1,441,000	183,000	$8,366,000
Operating Expense	5,275,000	360,000	769,000	145,000	$6,549,000
Income (loss) from operations	1,234,000	(127,000)	672,000	38,000	$1,817,000
Income (loss) before tax	1,718,000	(221,000)	680,000	29,000	$2,206,000
Total Assets	23,279,000	2,758,000	3,092,000	3,639,000	$32,768,000
Capital expenditures	776,000	41,000	20,000	5,000	$842,000
Depreciation & Amortization	413,000	105,000	158,000	28,000	$704,000

	Twelve Months Ended November 30, 2012

	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Revenue from external customers	$24,720,000	$2,092,000	$9,645,000	$-	$36,457,000
Gross Profit	6,945,000	146,000	2,941,000	-	$10,032,000
Operating Expense	4,572,000	273,000	859,000	-	$5,704,000
Income (loss) from operations	2,373,000	(127,000)	2,082,000	-	$4,328,000
Income (loss) before tax	2,326,000	(355,000)	2,017,000	-	$3,988,000
Total Assets	24,155,000	2,846,000	4,228,000	-	$31,229,000
Capital expenditures	753,000	14,000	33,000	-	$800,000
Depreciation & Amortization	531,000	113,000	209,000	-	$853,000

(17)        Subsequent Events

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, including the person serving as our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 1992. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of November 30, 2013.

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

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the section entitled “Executive Compensation” in our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Principal Stockholders,” “Security Ownership of Directors and Management” and “Equity Compensation Plan Information” in our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to the sections entitled “Corporate Governance” and “Certain Transactions and Business Relationships” in our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to the section entitled “Independent Registered Public Accounting Firm” in our definitive proxy statement relating to our 2014 Annual Meeting of Stockholders.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

	(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Eide Bailly, LLP on Consolidated Financial Statements as of November 30, 2013 and 2012

Consolidated Balance Sheets as of November 30, 2013 and 2012

Consolidated Statements of Operations for each of the two years in the period ended November 30, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for each of the two years in the period ended November 30, 2013 and 2012

Consolidated Statements of Cash Flows for each of the two years in the period ended November 30, 2013 and 2012

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules. Not applicable.

	(3)	Exhibits. See “Exhibit Index to Form 10-K” immediately following the signature page of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date:	February 26, 2014	/s/ Carrie L. Majeski
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

Date: February 26, 2014	/s/ Carrie L. Majeski
Carrie L. Majeski President, Chief Executive Officer and interim Chief Financial Officer

Date: February 26, 2014	/s/ Michael L. Furness
Michael L. Furness, Director of Finance (principal accounting officer)

Date: February 26, 2014	/s/ J. Ward McConnell, Jr.
J. Ward McConnell, Jr., Chairman, Director

Date: February 26, 2014	/s/ Joseph R. Dancy
Joseph R. Dancy, Director

Date: February 26, 2014	/s/ James E. Lynch
James E. Lynch, Director

Date: February 26, 2014	/s/ Douglas R. McClellan
Douglas R. McClellan, Director

Date: February 26, 2014	/s/ Marc H. McConnell
Marc H. McConnell, Vice Chairman, Director

Date: February 26, 2014	/s/ Thomas E. Buffamante
Thomas E. Buffamante, Director

Date: February 26, 2014	/s/ David R. Castle
David R. Castle, Director

Art’s-Way Manufacturing Co., Inc.

Form 10-K

For Fiscal Year Ended November 30, 2013

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

10.2*	Art’s-Way Manufacturing Co., Inc. 2007 Employee Stock Option Plan – incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009.
10.3*

Form of Non-Qualified Option Agreement under 2007 Non-Employee Directors’ Stock Option Plan and 2007 Employee Stock Option Plan – incorporated by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009.

10.4*	Director Compensation Policy – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2011.
10.5*	Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2011.
10.6*

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

10.11*

Amendment to Employment Agreement, by and between the Company and Carrie L. Majeski, dated January 26, 2012 – incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended February 29, 2012.

10.12

Manufacturing Facility Revenue Note in the principal amount of $1,300,000, from Art’s-Way Manufacturing Co., Inc. to Iowa Finance Authority dated May 28, 2010 – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2010

10.13

Loan Agreement Between Iowa Finance Authority and Art’s-Way Manufacturing Co., Inc. dated May 1, 2010 – incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2010

10.14

Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement between The First National Bank of West Union and Art’s-Way Manufacturing Co, Inc. dated May 1, 2010 – incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2010

10.15

Art’s-Way Scientific, Inc. Promissory Note issued to Iowa Department of Economic Development, dated November 16, 2011 – incorporated by reference to exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2011.

10.16

Art’s-Way Scientific, Inc. Promissory Note issued to Iowa Department of Economic Development, dated November 16, 2011 – incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2011.

10.17

Asset Purchase Agreement between Art’s-Way Acquisition, Inc., Universal Harvester Co., Inc., Ardis A. Heidebrink, and F. Murray Buchheit, dated May 10, 2012 – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 16, 2012.

10.18

Installment or Single Payment Note between Art’s-Way Manufacturing Co., Inc. and U.S. Bank N.A., dated May 10, 2012 – incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed July 16, 2012.

10.19	Employment Agreement, by and between the Company and Michael Furness, dated March 18, 2013 – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2013.
10.20

Manufacturing Facility Revenue Note, dated May 28, 2010, as amended February 1, 2013 – incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2013.

10.21

First Amendment to Loan Agreement between the Company and the Iowa Finance Authority, dated February 1, 2013 – incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2013.

10.22

Revolving Credit Note, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank N.A., dated May 1, 2013 – incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

10.23

Revolving Credit Agreement, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank N.A., dated May 1, 2013 – incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

10.24

Term Note for loan in the amount of $1,143,600, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank N.A., dated May 1, 2013 – incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

10.25

Term Loan Agreement for loan in the amount of $1,143,600, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank N.A., dated May 1, 2013 – incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

10.26

Term Note for loan in the amount of $2,335,500, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank N.A., dated May 1, 2013 – incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

10.27

Term Loan Agreement for loan in the amount of $2,335,500, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank N.A., dated May 1, 2013 – incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

10.28

Term Note for loan in the amount of $1,833,510.26, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank N.A., dated May 1, 2013 – incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

10.29

Term Loan Agreement for loan in the amount of $1,833,510.26, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank N.A., dated May 1, 2013 – incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

10.30

Term Note for loan in the amount of $1,006,500, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank N.A., dated May 1, 2013 – incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

10.31

Term Loan Agreement for loan in the amount of $1,006,500, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank N.A., dated May 1, 2013 – incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

10.32

Business Security Agreement, by Art’s-Way Manufacturing Co., Inc., dated May 1, 2013 – incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

10.33

Business Security Agreement, by Art’s-Way Vessels, Inc., dated May 1, 2013 – incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

10.34

Business Security Agreement, by Art’s-Way Scientific, Inc., dated May 1, 2013 – incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

10.35

Business Security Agreement, by Universal Harvester by Art’s-Way, Inc., dated May 1, 2013 – incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

10.36	Pledge Agreement, by Art’s-Way Vessels, Inc., dated May 1, 2013 – incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.
10.37	Pledge Agreement, by Art’s-Way Scientific, Inc., dated May 1, 2013 – incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.
10.38

Pledge Agreement, by Universal Harvester by Art’s-Way, Inc., dated May 1, 2013 – incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

10.39

Continuing Guaranty (Unlimited), by Art’s-Way Vessels, Inc., dated May 1, 2013 – incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

10.40

Continuing Guaranty (Unlimited), by Art’s-Way Scientific, Inc., dated May 1, 2013 – incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

10.41

Continuing Guaranty (Unlimited), by Universal Harvester by Art’s-Way, Inc., dated May 1, 2013 – incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

10.42

Mortgage, Security Agreement and Assignment of Rents, by Art’s-Way Manufacturing Co., Inc., dated May 1, 2013 – incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

10.43

Mortgage, Security Agreement and Assignment of Rents, by Art’s-Way Vessels, Inc., dated May 1, 2013 – incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

10.44

Amendment to Note dated May 10, 2012, by Art’s-Way Manufacturing Co., Inc., dated May 1, 2013 – incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

10.45

Amendment to Mortgage dated May 10, 2012, by Art’s-Way Manufacturing Co., Inc., dated May 1, 2013 – incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

21.1	List of Subsidiaries – filed herewith.
23.1	Consent of independent registered public accounting firm – filed herewith.
24.1	Power of Attorney (included on the “Signatures” page of this report on Form 10-K).
31.1	Certificate pursuant to 17 CFR 240 13(a)-14(a) – filed herewith.
32.1	Certificate pursuant to 18 U.S.C. Section 1350 – filed herewith.
101

The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flows, (iv) the Consolidated Statement of Stockholders’ Equity, and (v) Notes to the Consolidated Financial Statements.

(*) Indicates a management contract or compensatory plan or arrangement.

CORPORATE INFORMATION

DIRECTORS

J. Ward McConnell, Jr. Chairman of the Board of Directors Private Investor

Joseph R. Dancy President of LSGI Advisors Inc.	James E. Lynch President of Rydell Enterprises, LLC Secretary-Treasurer of Rydell Development, LLC President of San Fernando Valley Automotive Group, LLC

Thomas E. Buffamante Chairman of the Audit Committee Director of Buffamante Whipple Buttafaro, P.C	Douglas R. McClellan President of Filtration Unlimited

David R. Castle

Director of Avery Weigh-Tronix Holdings, Inc.

Chairman of the Compensation & Stock Option Committee

Marc H. McConnell

Vice Chairman of the Board of Directors

President of Bauer Corporation

Director of Mountain Aircraft Services, Inc.

Director and First Vice President of Farm Equipment Manufacturers Association

Past President and current Director of American Ladder Institute

Director of McConnell Holdings, Inc.

Chairman and Director of West Town Savings Bank

OFFICERS

Carrie L. Majeski President, Chief Executive Officer and Interim Chief Financial Officer

ART’S-WAY MANUFACTURING

Kent C. Kollasch Manager of Information Service	Donald R. Leach Manager of Purchasing

Jeff Lalumendre Director of Manufacturing - Armstrong	Darren McGregor Manager of Engineering

Nick McIntyre Plant Manager – West Union	Ardis Heidebrink General Manager - Ames
Mike Furness Director of Finance

ART’S-WAY VESSELS

Larry Cornell Production Manager

ART’S-WAY SCIENTIFIC

Dan Palmer President Art’s-Way Scientific	John Fuelling Production Manager

CORPORATE INFORMATION

Principal Office 5556 Highway 9 West P.O. Box 288 Armstrong, Iowa 50514-0288	Transfer Agent American Stock Transfer & Trust Company New York, New York

Registered Office The Corporation Trust Co. 1209 Orange Street Wilmington, Delaware	Stock Information Carrie L. Majeski (712) 864-3131

Independent Registered Public Accounting Firm Eide Bailly, LLP Fargo, North Dakota	Trading Information NASDAQ Capital Market NASDAQ symbol: ARTW