Form 10-Q
period 2014-02-28
ARTS WAY MANUFACTURING CO INC
filed 2014-04-14
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2014

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 0-5131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

DELAWARE	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of common shares outstanding as of April 3, 2014: 4,046,552

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Balance Sheets

Assets	(Unaudited) February 28, 2014	November 30, 2013
Current assets:
Cash	$85,949	$207,950
Accounts receivable-customers, net of allowance for doubtful accounts of $29,508 and $35,474 in 2014 and 2013, respectively	2,410,887	2,999,903
Inventories, net	15,920,713	14,922,525
Deferred taxes	1,228,097	1,228,097
Cost and Profit in Excess of Billings	34,963	42,238
Income taxes receivable	226,304	108,513
Other current assets	623,438	242,146
Total current assets	20,530,351	19,751,372
Property, plant, and equipment, net	12,135,199	11,900,202
Assets held for lease, net	106,364	122,318
Goodwill	993,729	993,729
Total assets	$33,765,643	$32,767,621
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$3,802,810	$3,350,000
Current portion of term debt	1,228,581	1,228,964
Accounts payable	1,056,891	806,207
Customer deposits	1,281,816	147,505
Billings in Excess of Cost and Profit	32,689	17,721
Accrued expenses	1,430,367	1,718,475
Total current liabilities	8,833,154	7,268,872
Long-term liabilities
Deferred taxes	952,645	952,645
Long Term debt, excluding current portion	5,944,013	6,251,959
Total liabilities	15,729,812	14,473,476
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2014 and 2013; issued and outstanding 0 shares in 2014 and 2013.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2014 and 2013; issued and outstanding 4,046,552 in 2014 and 4,046,552 in 2013	40,466	40,466
Additional paid-in capital	2,616,407	2,616,407
Retained earnings	15,378,958	15,637,272
Total stockholders’ equity	18,035,831	18,294,145
Total liabilities and stockholders’ equity	$33,765,643	$32,767,621

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended

	February 28, 2014	February 28, 2013
Net sales	$6,237,336	$8,415,104
Cost of goods sold	4,896,923	6,045,941
Gross profit	1,340,413	2,369,163
Expenses:
Engineering	113,539	102,567
Selling	536,149	489,736
General and administrative	985,661	1,064,112
Total expenses	1,635,349	1,656,415
Income (loss) from operations	(294,936)	712,748
Other income (expense):
Interest expense	(53,939)	(89,463)
Other	5,675	638,142
Total other income (expense)	(48,264)	548,679
Income (loss) before income taxes	(343,200)	1,261,427
Tax expense (benefit)	(84,888)	442,173
Net income (loss)	$(258,312)	$819,254

Net income per share:
Basic net income (loss) per share	$(0.06)	$0.20
Diluted net income (loss) per share	$(0.06)	$0.20
Weighted average outstanding shares used to compute basic net income per share	4,046,552	4,035,052
Weighted average outstanding shares used to compute diluted net income per share	4,046,552	4,047,134

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	February 28, 2014	February 28, 2013
Cash flows from operations:
Net income (loss)	$(258,312)	$819,254
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) on disposal of property, plant, and equipment	-	(630,028)
Depreciation expense	212,989	198,753
Bad debt expense (recovery)	(5,966)	5,018
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	594,980	32,945
Inventories	(998,188)	201,137
Income taxes receivable	(116,824)	-
Other current assets	(381,292)	(19,856)
Increase (decrease) in:
Accounts payable	250,684	438,467
Contracts in progress, net	22,243	(536,485)
Customer deposits	1,134,311	1,779,184
Income taxes payable	-	(457,028)
Accrued expenses	(288,108)	(225,755)
Net cash provided by (used in) operating activities	166,517	1,605,606
Cash flows from investing activities:
Purchases of property, plant, and equipment	(432,032)	(144,325)
Proceeds from sale of Armstrong, IA land and Salem, SD building	-	835,536
Net cash provided by (used in) investing activities	(432,032)	691,211
Cash flows from financing activities:
Net change in line of credit	452,810	-
Repayment of term debt	(308,330)	(272,192)
Net cash provided by (used in) financing activities	144,480	(272,192)
Net increase/(decrease) in cash	(121,035)	2,024,625
Cash at beginning of period	207,950	1,546,609
Cash at end of period	$86,915	$3,571,234

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$53,939	$89,463
Income taxes	32,902	899,200

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

We have organized our business into four operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies. Our agricultural products segment (“Manufacturing”) manufactures farm equipment under the Art’s-Way Manufacturing label and private labels. Our pressurized vessels segment (“Vessels”) manufactures pressurized vessels. Our modular buildings segment (“Scientific”) manufactures modular buildings for various uses, commonly animal containment and research laboratories and our tools segment (“Metals”) manufactures steel cutting tools and inserts. For detailed financial information relating to segment reporting, see Note 12, “Segment Information.”

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

On September 30, 2013, the Company acquired the assets of Ohio Metal Working Products Company in Canton, Ohio consisting of inventory, equipment, real property, and intangible assets. Ohio Metal Working Products Company is a domestic manufacturer and distributor of standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools. The existing Ohio Metal Working Products Company operational team was retained to continue the manufacturing of the carbide, PCD, and CBN tipped tools and inserts. The acquired assets and operations are reported in our tools segment for financial reporting purposes. For specific financial information related to the acquisition, see Note 10, “Acquisitions.”

2)        Summary of Significant Account Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2013. The results of operations for the three months ended February 28, 2014 are not necessarily indicative of the results for the fiscal year ending November 30, 2014.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three months ended February 28, 2014. Actual results could differ from those estimates.

3)        Net Income (Loss) Per Share of Common Stock

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

Basic and diluted earnings (loss) per common share have been computed based on the following as of February 28, 2014 and February 28, 2013:

	For the three months ended
	February 28, 2014	February 28, 2013
Basic:
Numerator: net income (loss)	$(258,312)	$819,254
Denominator: average number of common shares outstanding	4,046,552	4,035,052
Basic earnings (loss) per common share	$(0.06)	$0.20

Diluted:
Numerator: net income (loss)	$(258,312)	$819,254
Average number of common shares outstanding	4,046,552	4,035,052
Effect of dilutive stock options	0	12,082
Denominator: dilutive average number of common shares outstanding	4,046,552	4,047,134
Diluted earnings (loss) per common share	$(0.06)	$0.20

4)        Inventory

Major classes of inventory are:

	February 28, 2014	November 30, 2013
Raw materials	$11,506,097	$10,322,014
Work in process	385,816	511,016
Finished goods	7,352,606	7,305,301
	$19,244,519	$18,138,331
Less: Reserves	(3,323,806)	(3,215,806)
	$15,920,713	$14,922,525

5)        Accrued Expenses

Major components of accrued expenses are:

	February 28, 2014	November 30, 2013
Salaries, wages, and commissions	$618,198	$836,200
Accrued warranty expense	153,455	220,719
Other	658,714	661,556
	$1,430,367	$1,718,475

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

Changes in the Company’s product warranty liability for the three months ended February 28, 2014 and February 28, 2013 are as follows:

	For the three months ended
	February 28, 2014	February 28, 2013
Balance, beginning	$220,719	$578,864
Settlements made in cash or in-kind	(151,577)	(168,689)
Warranties issued	84,313	165,155
Balance, ending	$153,455	$575,330

7)        Loan and Credit Agreements

On May 1, 2013, the Company began to move all banking arrangements previously held through West Bank to U.S. Bank. The relationship with U.S. Bank now includes an $8,000,000 revolving line of credit (the “Line of Credit”) which is scheduled to mature on May 1, 2014. The Line of Credit is renewable annually with advances funding the Company’s working capital needs and is secured by real property and fixed asset collateral. The interest rate is U.S. Bank’s prime interest rate, adjusted each time that the Federal prime rate changes, with a minimum rate of 3.50%. As of February 28, 2014, the interest rate was the minimum of 3.50%. Monthly interest-only payments are required and the unpaid principal is due on the maturity date. As of February 28, 2014, the Company had a principal balance of $3,802,810 outstanding against the Line of Credit. The Line of Credit states that the borrowing base will be an amount equal to the sum of 75% of accounts receivable (discounted for aged accounts and customer balances exceeding 20% of aggregate receivables), plus 50% of inventory (this component cannot exceed $6,000,000 and only includes finished goods and raw materials deemed to be in good condition and not obsolete), less any outstanding loan balance of the Line of Credit, and less undrawn amounts of outstanding letters of credit issued by U.S. Bank or any affiliate. The Company’s obligations under the Line of Credit are evidenced by a Revolving Credit Note effective May 1, 2013, a Revolving Credit Agreement dated May 1, 2013 and certain other ancillary documents.

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

The Company was in compliance with all covenants under the Term Loan Agreements and the Revolving Credit Agreement as measured on February 28, 2014, other than its covenant to maintain a fixed charge coverage ratio of at least 1.15 to 1.00. The fixed charge coverage ratio is based on a rolling 12 month calculation and measures the Company’s ability to cover fixed expenses such as loan payments, tax payments, rental payments, and dividends. The net loss from operations was the main reason for the non-compliance result as of February 28, 2014. US Bank has issued a waiver forgiving the non-compliance for the first quarter and no event of default occurred. The next measurement date is May 31, 2014.

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

If the Company or its subsidiaries (as guarantors) commits an event of default under the agreement governing the U.S. Bank UHC Loan and fails or is unable to cure during any applicable cure periods, the lender may cause the entire amount of the loan to be immediately due and payable, may foreclose on the property, or may increase the interest rate to a rate of 5.00% per annum, plus the interest rate otherwise payable under the U.S. Bank UHC Loan.

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

A summary of the Company’s term debt is as follows:

	February 28, 2014	November 30, 2013

U.S. Bank loan payable in monthly installments of $42,500 including interest at 2.98%, due May 1, 2018	$2,002,993	$2,114,675

U.S. Bank loan payable in monthly installments of $11,000 including interest at 2.98%, due May 1, 2018	929,718	955,507

U.S. Bank loan payable in monthly installments of $12,550 including interest at 2.98%, due May 1, 2018	1,055,890	1,085,350

U.S. Bank loan payable in monthly installments of $27,800 including interest at 2.98%, due May 1, 2018	1,623,070	1,693,752

U.S. Bank loan payable in monthly installments of $11,700 including interest at 3.15%, due May 10, 2017	678,218	707,719

Iowa Finance Authority loan payable in monthly installments of $12,500 including interest at 2.75%, due June 1, 2020	873,022	904,662

IDED loan payable in monthly installments of $2,437 including interest at 6%, due June 1, 2014	7,241	14,375

IDED loan payable in monthly installments of $813 including interest at 0%, due June 1, 2014	2,442	4,883

Total term debt	$7,172,594	$7,480,923
Less current portion of term debt	1,228,581	1,228,964
Term debt, excluding current portion	$5,944,013	$6,251,959

8)        Recently Issued Accounting Pronouncements

Comprehensive Income

In June 2011, the FASB issued ASU ’ equity. The amendments in this standard require(Accounting Standards Update) No. 2011-05, “Presentation of Comprehensive Income” requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. In December 2011, the FASB issued ASU No. 2011-12 which stated that the new presentation requirements presented in No. 2011-05 about reclassifications of items out of accumulated other comprehensive income would be difficult for preparers and may add unnecessary complexity to financial statements. Update 2011-12 allowed the Board time to confirm whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the Board considered the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.

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

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. We estimate the fair value of each stock-based award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. We did not incur any stock-based compensation expense during the quarter ended February 28, 2014.

10)      Acquisitions

On June 25, 2013, the Company acquired the fixed assets, raw material inventory, work-in-process inventory, and select finished good inventory of Agro Trend, a division of Rojac Industries, Inc. of Clifford, Ontario, Canada. A new entity was formed, Art's Way Manufacturing International, LTD (“International”), which is included in the agricultural products segment for financial reporting purposes. International will lease the facility in Clifford, Ontario and is continuing manufacturing, marketing and sales from the Canadian location. The amount paid in U.S. dollars for the acquisition of assets totaled $311,000 ($88,000 in fixed assets and $223,000 in inventory). The operating results of the acquired business are reflected in the Company’s consolidated statement of operations from the acquisition date forward. The acquisition was made to continue the Company’s growth strategy and diversify its product offerings inside the agricultural industry.

The acquisition also includes a consignment arrangement regarding $600,000 of select finished good inventory. As part of the arrangement, International agreed to use reasonable efforts to sell the inventory including providing a sales and marketing plan with projections within 60 days of the closing date and meeting with the consignor quarterly to discuss progress. Once a month, International will pay the consignor an amount equal to the cost base of the inventory sold that month. As of February 28, 2014, International had sold $343,000 of the consigned inventory.

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

On September 30, 2013, the Company acquired the assets of Ohio Metal Working Products Company in Canton, Ohio consisting of inventory, equipment, real property, and intangible assets. A new entity was formed, Ohio Metal Working Products/Art’s-Way, Inc.(“Metals”). A new segment called Tools was created for financial reporting purposes. Ohio Metal Working Products/Art’s-Way, Inc. is a domestic manufacturer and distributor of standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools. The amount paid for the acquisition totaled approximately $3,172,000 ($1,142,000 in inventory, $1,200,000 in land and building, $868,000 in fixed assets, and a reduction for assumed vacation liability of $38,000). The Company has a year to review and assess the purchase price allocation. Upon completion of the review, adjustments will be made if necessary. The acquisition was financed by accessing the line of credit available through U.S. Bank. The acquired assets are not subject to a security interest. We expect to obtain permanent financing for the acquisition in the future. The operating results of the acquired business are reflected in the Company’s consolidated statement of operations from the acquisition date forward. The acquisition was made to continue the Company’s growth strategy and diversify its product offerings.

11)      Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At February 28, 2014, and November 30, 2013, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts approximate fair value because of the short maturity of these instruments. The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

12)      Segment Information

There are four reportable segments: agricultural products, pressurized vessels, modular buildings and tools. The agricultural products segment fabricates and sells farming products as well as related equipment and replacement parts for these products in the United States and worldwide. The pressurized vessels segment produces and services pressurized tanks. The modular buildings segment manufactures and installs modular buildings for animal containment and various laboratory uses. The tools segment manufactures steel cutting tools and inserts.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Management evaluates the performance of each segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses.

Approximate financial information with respect to the reportable segments is as follows.

Three Months and Year-to-Date Ended February 28, 2014

	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Net Sales from external customers	$4,441,000	$424,000	$461,000	$911,000	$6,237,000
Income (loss) from operations	(203,000)	(31,000)	(127,000)	66,000	(295,000)
Income (loss) before taxes	(240,000)	(40,000)	(129,000)	66,000	(343,000)
Total Assets	25,019,000	2,687,000	2,572,000	3,488,000	33,766,000
Capital expenditures	412,000	11,000	0	9,000	432,000
Depreciation & Amortization	120,000	27,000	37,000	29,000	213,000

Three Months and Year-to-Date Ended February 28, 2013

	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Net Sales from external customers	$7,004,000	$394,000	$1,017,000	$0	$8,415,000
Income (loss) from operations	561,000	(123,000)	275,000	0	713,000
Income (loss) before taxes	1,176,000	(176,000)	261,000	0	1,261,000
Total Assets	26,697,000	2,707,000	3,328,000	0	32,732,000
Capital expenditures	139,000	4,000	1,000	0	144,000
Depreciation & Amortization	151,000	26,000	22,000	0	199,000

13)      Subsequent Event

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2013. Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our order backlog; (ii) our beliefs regarding the sufficiency of working capital and our continued ability to renew or obtain financing on reasonable terms when necessary; (iii) expected future sales, expenses and operating results; (iv) growth strategy and expected benefits from acquisitions; (v) our ability to capture additional sales and retain repeat customers in Vessels and Scientific; (vi) the impact of recently issued accounting pronouncements; (vii) our expectations concerning our primary capital needs; and (viii) the cyclical nature of the agricultural market and our expectations regarding the strength of certain agricultural markets.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) the impact of tightening credit markets on our ability to continue to obtain financing on reasonable terms; (ii) our ability to continue to meet debt obligations and comply with financial covenants; (iii) obstacles related to integration of acquired product lines and businesses; (iv) the effect of general economic conditions on the demand for our products and the cost of our supplies and materials; (v) fluctuations in seasonal demand and our production cycle; and (vi) other factors described from time to time in our reports to the SEC. We do not intend to update the forward-looking statements contained in this report other than as required by law. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of February 28, 2014 have remained unchanged from November 30, 2013. These policies include revenue recognition, inventory valuation, and income taxes. Disclosure of these critical accounting policies is incorporated by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2013.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for the three-month period ended February 28, 2014 were $6,237,000 compared to $8,415,000 during the same respective period in 2013, a $2,178,000, or 25.9%, decrease for the quarter and year-to-date. The agricultural products segment (“Manufacturing”) had a three-month sales decrease of $2,563,000. The modular buildings segment (“Scientific”) had a three-month sales decrease of $556,000. The pressurized vessels segment (“Vessels”) had a three-month sales increase of $30,000. The tools segment (“Metals”) three-month incremental sales amounted to $911,000.

Consolidated gross profit margin for the first fiscal quarter and year-to-date of 2014 was 21.5% compared to 28.2% during the first fiscal quarter and year-to-date of 2013.

Our fiscal quarter and year-to-date sales at Manufacturing were $4,441,000, compared to $7,004,000 during the same period of 2013, a decrease of $2,563,000, or (36.6%). The year over year decrease in revenue was due to several factors. The colder than average winter had a negative impact on our available labor hours in both quantitative and qualitative terms. While the loss of man hours hurt productivity, the effect on process flow was also disruptive. At the same this was occurring, fixed overhead remained constant and variable overhead such as energy, etc. increased. As such, there was more overhead to be absorbed and less output to absorb it. While demand is off significantly for sugar beet harvesters, the demand for products serving the dairy and livestock markets is very robust, providing both a significant backlog to fulfill and reason to be optimistic about the rest of the year. In addition, while we were training many new employees to meet the robust dairy and livestock product demand, we took steps to ensure that quality would not suffer. This had the effect of constraining output. Manufacturing’s gross margin for the quarter ended February 28, 2014 was 21.7%, compared to 28.0% for the same period in 2013. The gross margin decrease was due to the factors described above.

Our first fiscal quarter and year-to-date sales at Vessels were $424,000, compared to $394,000 for the same period in 2013, an increase of $30,000, or 7.6%. Gross margin for the quarter ended February 28, 2014 was 8.6% compared to (12.5%) for the same period in 2013. Additional sales have been the main contributor to the improved margins.

Our first fiscal quarter and year-to-date sales at Scientific were $461,000, compared to $1,017,000 for the same period in fiscal 2013, a decrease of $556,000, or (54.7%). The decrease was primarily attributable to the 2013 first quarter finalization of an approximately $7 million fabrication and delivery contract executed in January 2012 and an approximately $1.7 million installation contract executed in April 2012. Scientific was hired to design, fabricate, and install twenty-four modular units over the course of approximately one year for one of the world’s leading research and teaching institutions. Scientific uses percent complete accounting to calculate revenue and gross margins for all contracts. Gross margin for the quarter ended February 28, 2014 was 13.5% compared to 44.9% for the same period in 2013. The margin reported in first fiscal quarter 2013 was a result of the finalization of costs as compared to estimates on the major projects described above and did not reflect normal operating margin for the business. The lower margin for first fiscal quarter 2014 is primarily attributable to the lower revenue relative to steady overhead costs.

Our first fiscal quarter and year-to-date sales at Metals were $911,000. Gross margin for the quarter ended February 28, 2014 was 30.6%.

Expenses

Our first fiscal quarter and year-to-date consolidated selling expenses were $536,000 compared to $490,000 for the same period in 2013. The increase was primarily due to the incremental expenses associated with the Ohio Metals acquisition. Selling expenses as a percentage of sales were 8.6% for the three-month period ended February 28, 2014, compared to 5.8% for the same respective period in 2013.

Consolidated engineering expenses were $114,000 for the three months ended February 28, 2014, compared to $103,000 for the same period in 2013. The increase was primarily due to the hiring of engineering staff at the Armstrong, Iowa facility. Engineering expenses as a percentage of sales were 1.8% for the three-month period ended February 28, 2014, compared to 1.2% for the same respective period in 2013.

Consolidated administrative expenses for the three months ended February 28, 2014 were $986,000 compared to $1,064,000 for the same period in 2013. The decrease is primarily due to the reduction of bonus accruals offset by the incremental expenses associated with the Ohio Metals acquisition. Administrative expenses as a percentage of sales were 15.8% for the three-month period ended February 28, 2014, compared to 12.6% for the same respective period in 2013.

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

The net gain on the sale of the Salem, South Dakota facility and the three tracts of land in Iowa totaled $630,000. The gain was recognized in the three-month period ended February 28, 2013.

Net Income

Consolidated net loss was ($258,000) for the three-month period ended February 28, 2014, compared to a net income of $819,000 for the same respective period in 2013. The decrease is attributable to the 2013 first quarter sale of land described previously and the first quarter 2014 decrease in revenue at Scientific and Manufacturing, offset by higher revenue from Vessels and our new Metals entity.

Order Backlog

The consolidated order backlog net of discounts as of March 31, 2014 was $10,378,000 compared to $9,603,000 as of March 31, 2013. The increase is primarily due to the demand attributable to the Tools segment and demand for our agricultural equipment offset by lower demand in the beet harvester line at Manufacturing. The agricultural products segment order backlog was $8,946,000 as of March 31, 2014, compared to $8,729,000 in fiscal 2013. The backlog for the pressurized vessels segment was $563,000 as of March 31, 2014, compared to $765,000 in fiscal 2013. The backlog for the modular buildings segment was $378,000 as of March 31, 2013, compared to $109,000 in fiscal 2013. The backlog for the tools segment was $491,000 as of March 31, 2014. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our primary sources of funds for the three months ended February 28, 2014 were proceeds from the U.S. Bank Line of Credit and customer deposits; we expect our primary capital needs to relate to costs of production. We have an $8,000,000 revolving Line of Credit with U.S. Bank, which, as of February 28, 2014, had an outstanding principal balance of $3,802,810. We drew on this Line of Credit to finance our purchase of Ohio Metal in September 2013, as discussed in Note 10 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this report. The Line of Credit is renewable annually and is scheduled to mature on May 1, 2014.

For additional information about our financing activities, please refer to Note 9 to the audited consolidated financial statements and to the discussion entitled “Liquidity and Capital Resources,” each contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2013, as well as Note 7 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On January 31, 2014, the Board of Directors of the Company, upon a recommendation by the Compensation and Stock Option Committee, approved compensation arrangements for fiscal 2014. The arrangements approved by the Board of Directors included annual retainers of $267,750 and $89,250 for the Company’s Chairman of the Board and Vice Chairman of the Board, respectively, and a base salary of $157,000 for the Company’s Chief Executive Officer, as described in the Company’s proxy statement filed with the Securities and Exchange Commission on Schedule 14A on March 25, 2014.

In addition, the Board of Directors of the Company set the maximum cash incentives and objectives for the incentive compensation pool for fiscal year 2014. This pool provides incentive compensation for the Company’s Chairman of the Board, Vice Chairman of the Board, Chief Executive Officer, and certain other key employees. Under the approved incentive arrangements, the foregoing individuals will be eligible for maximum cash incentives as follows: Chairman of the Board, $201,000; Vice Chairman of the Board, $58,500; and Chief Executive Officer, $102,700. Each individual has the potential to earn specified levels of incentive compensation, up to the established maximum amounts, upon achievement of growth objectives. The relevant objectives for fiscal year 2014 pertaining to the Chairman and Vice Chairman are earnings per share, increased sales and profit outside of the Company’s Manufacturing segment, and capital improvements. The relevant objectives for fiscal year 2014 pertaining to the Chief Executive Officer are related to earnings per share, productivity, on time deliveries and increased sales and profit outside of the Company’s Manufacturing segment, timely financial reporting and staff development. These objectives, and the target incentive compensation thresholds and gradations, are based on an analysis of market data conducted by the Compensation and Stock Option Committee, along with consideration of the Company’s circumstances and opportunities. They reflect the belief of the Board of Directors and Compensation and Stock Option Committee that defined annual incentives should be closely aligned with financial performance and opportunities for long-term growth.

Item 6. Exhibits.

See “Exhibit Index” on page 19 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date: April 14, 2014	By:	/s/ Carrie L. Majeski
Carrie L. Majeski
President, Chief Executive Officer and interim
Chief Financial Officer

Art’s-Way Manufacturing Co., Inc.

Exhibit Index

Form 10-Q for the Quarterly Period Ended February 28, 2014

Exhibit No.	Description
31.1	Certificate of Chief Executive Officer and interim Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certificate of Chief Executive Officer and interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
101

The following materials from this report, formatted in XBRL (Extensible Business Reporting Language) are filed herewith: (i) condensed consolidated balance sheets, (ii) condensed consolidated statement of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements.