Form 10-Q
period 2014-05-31
ARTS WAY MANUFACTURING CO INC
filed 2014-06-27
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2014

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 0-5131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

DELAWARE	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of common shares outstanding as of June 18, 2014: 4,048,552

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Balance Sheets

	(Unaudited)

Assets	May 31, 2014	November 30, 2013
Current assets:
Cash	$250,392	$207,950
Accounts receivable-customers, net of allowance for doubtful accounts of $46,412 and $35,474 in 2014 and 2013, respectively	3,277,554	2,999,903
Inventories, net	15,868,285	14,922,525
Deferred taxes	1,333,097	1,228,097
Cost and Profit in Excess of Billings	101,109	42,238
Income taxes receivable	377,682	108,513
Other current assets	613,884	242,146
Total current assets	21,822,003	19,751,372
Property, plant, and equipment, net	12,102,091	11,900,202
Assets held for lease, net	90,409	122,318
Goodwill	993,729	993,729
Total assets	$35,008,232	$32,767,621
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$4,064,740	$3,350,000
Current portion of term debt	1,265,596	1,228,964
Accounts payable	1,030,099	806,207
Customer deposits	1,055,716	147,505
Billings in Excess of Cost and Profit	68,217	17,721
Accrued expenses	1,584,885	1,718,475
Total current liabilities	9,069,253	7,268,872
Long-term liabilities
Deferred taxes	1,032,645	952,645
Long Term debt, excluding current portion	6,595,084	6,251,959
Total liabilities	16,696,982	14,473,476
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2014 and 2013; issued and outstanding 0 shares in 2014 and 2013.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2014 and 2013; issued and outstanding 4,048,552 in 2014 and 4,046,552 in 2013	40,486	40,466
Additional paid-in capital	2,638,651	2,616,407
Retained earnings	15,632,113	15,637,272
Total stockholders’ equity	18,311,250	18,294,145
Total liabilities and stockholders’ equity	$35,008,232	$32,767,621

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended

	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Net sales	$9,468,996	$9,250,308	$15,706,331	$17,665,413
Cost of goods sold	7,141,227	6,685,890	12,038,146	12,731,827
Gross profit	2,327,769	2,564,418	3,668,185	4,933,586
Expenses:
Engineering	118,361	101,125	231,899	203,692
Selling	639,893	483,782	1,176,043	973,519
General and administrative	1,125,624	1,180,552	2,111,288	2,244,662
Total expenses	1,883,878	1,765,459	3,519,230	3,421,873
Income (loss) from operations	443,891	798,959	148,955	1,511,713
Other income (expense):
Interest expense	(121,222)	(79,739)	(175,162)	(169,202)
Other	11,431	(9,443)	17,105	628,699
Total other income (expense)	(109,791)	(89,182)	(158,057)	459,497
Income (loss) before income taxes	334,100	709,777	(9,102)	1,971,210
Tax expense (benefit)	80,945	195,537	(3,943)	637,710
Net income (loss)	$253,155	$514,240	$(5,159)	$1,333,500

Net income per share:
Basic net income (loss) per share	$0.06	$0.13	$(0.00)	$0.33
Diluted net income (loss) per share	$0.06	$0.13	$(0.00)	$0.33
Weighted average outstanding shares used to compute basic net income per share	4,047,487	4,037,552	4,047,025	4,036,302
Weighted average outstanding shares used to compute diluted net income per share	4,053,747	4,051,692	4,047,025	4,049,480

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Year to Date
	May 31, 2014	May 31, 2013
Cash flows from operations:
Net income (loss)	$(5,159)	$1,333,500
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	14,504	29,812
(Gain) on disposal of property, plant, and equipment	(958)	(604,245)
Depreciation expense	441,230	370,084
Bad debt expense (recovery)	10,939	3,229
Deferred income taxes	(25,003)	(97,147)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(288,590)	408,979
Inventories	(945,760)	(492,088)
Income taxes receivable	(269,169)	-
Other current assets	(371,738)	(28,120)
Increase (decrease) in:
Accounts payable	223,896	208,415
Contracts in progress, net	(8,375)	(995,529)
Customer deposits	908,211	759,838
Income taxes payable	-	(622,085)
Accrued expenses	(133,590)	(279)
Net cash provided by (used in) operating activities	(449,562)	274,364
Cash flows from investing activities:
Purchases of property, plant, and equipment	(611,211)	(210,269)
Proceeds from sale of property	958	835,536
Net cash provided by (used in) investing activities	(610,253)	625,267
Cash flows from financing activities:
Net change in line of credit	714,740	-
Proceeds from term debt	1,000,000	228,339
Repayment of term debt	(620,243)	(551,307)
Proceeds from the exercise of stock options	7,760	-
Net cash provided by (used in) financing activities	1,102,257	(322,968)
Net increase in cash	42,442	576,663
Cash at beginning of period	207,950	1,546,609
Cash at end of period	$250,392	$2,123,272

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$176,564	$169,202
Income taxes	291,822	1,356,942

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2013. The results of operations for the three and six months ended May 31, 2014 are not necessarily indicative of the results for the fiscal year ending November 30, 2014.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three and six months ended May 31, 2014. Actual results could differ from those estimates.

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

Basic and diluted earnings (loss) per common share have been computed based on the following as of May 31, 2014 and May 31, 2013:

	For the three months ended
	May 31, 2014	May 31, 2013
Basic:
Numerator: net income	$253,155	$514,240
Denominator: average number of common shares outstanding	4,047,487	4,037,552
Basic earnings per common share	$0.06	$0.13

Diluted:
Numerator: net income	$253,155	$514,240
Average number of common shares outstanding	4,047,487	4,037,552
Effect of dilutive stock options	6,260	14,140
Denominator: dilutive average number of common shares outstanding	4,053,747	4,051,692
Diluted earnings per common share	$0.06	$0.13

	For the six months Ended
	May 31, 2014	May 31, 2013
Basic:
Numerator: net income (loss)	$(5,159)	$1,333,500
Denominator: average number of common shares outstanding	4,047,025	4,036,302
Basic earnings (loss) per common share	$(0.00)	$0.33

Diluted:
Numerator: net income (loss)	$(5,159)	$1,333,500
Average number of common shares outstanding	4,047,025	4,036,302
Effect of dilutive stock options	0	13,178
Denominator: dilutive average number of common shares outstanding	4,047,025	4,049,480
Diluted earnings (loss) per common share	$(0.00)	$0.33

4)	Inventory

Major classes of inventory are:

	May 31, 2014	November 30, 2013
Raw materials	$10,471,139	$10,322,014
Work in process	478,117	511,016
Finished goods	8,346,187	7,305,301
	$19,295,443	$18,138,331
Less: Reserves	(3,427,158)	(3,215,806)
	$15,868,285	$14,922,525

5)	Accrued Expenses

Major components of accrued expenses are:

	May 31, 2014	November 30, 2013
Salaries, wages, and commissions	$747,568	$836,200
Accrued warranty expense	229,400	220,719
Other	607,917	661,556
	$1,584,885	$1,718,475

6)	Product Warranty

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

Changes in the Company’s product warranty liability for the three and six months ended May 31, 2014 and May 31, 2013 are as follows:

	For the three months ended
	May 31, 2014	May 31, 2013
Balance, beginning	$153,455	$575,330
Settlements made in cash or in-kind	(43,493)	(212,374)
Warranties issued	119,438	164,025
Balance, ending	$229,400	$526,981

	For the six months ended
	May 31, 2014	May 31, 2013
Balance, beginning	$220,719	$578,864
Settlements made in cash or in-kind	(195,070)	(381,063)
Warranties issued	203,751	329,180
Balance, ending	$229,400	$526,981

7)	Loan and Credit Agreements

On May 1, 2013, the Company began to move all banking arrangements previously held through West Bank to U.S. Bank. The relationship with U.S. Bank now includes an $8,000,000 revolving line of credit (the “Line of Credit”) which was renewed in 2014, and is now scheduled to mature on May 1, 2015. The Line of Credit is renewable annually with advances funding the Company’s working capital needs and is secured by real property and fixed asset collateral. The interest rate is U.S. Bank’s prime interest rate, adjusted each time that the Federal prime rate changes, with a minimum rate of 3.50%. As of May 31, 2014, the interest rate was the minimum of 3.50%. Monthly interest-only payments are required and the unpaid principal is due on the maturity date. As of May 31, 2014, the Company had a principal balance of $4,064,740 outstanding against the Line of Credit. The Line of Credit states that the borrowing base will be an amount equal to the sum of 75% of accounts receivable (discounted for aged accounts and customer balances exceeding 20% of aggregate receivables), plus 50% of inventory (this component cannot exceed $6,000,000 and only includes finished goods and raw materials deemed to be in good condition and not obsolete), less any outstanding loan balance of the Line of Credit, and less undrawn amounts of outstanding letters of credit issued by U.S. Bank or any affiliate. The Company’s obligations under the Line of Credit are evidenced by a Revolving Credit Note effective May 1, 2013, a Revolving Credit Agreement dated May 1, 2013 and certain other ancillary documents.

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

On May 29, 2014, the Company obtained $1,000,000 in long-term debt from U.S. Bank to partially pay down the line of credit draw from 2013 that we had used to finance the building and property of Ohio Metal Working Products Company in Canton, Ohio. The maturity date of this loan is May 25, 2017, with a final payment of principal and accrued interest in the amount of $890,000 due May 25, 2017. This loan is secured by a mortgage on the building and property acquired from Ohio Metal Working Products Company in Canton, Ohio pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 29, 2014.

Except for the U.S. Bank UHC Loan (as defined below), each of the Company’s term loans from U.S. Bank is governed by a Term Note and a Term Loan Agreement. Each Term Loan Agreement and the Revolving Credit Agreement require the Company to provide monthly internally prepared financial reports, year-end audited financial statements, and a monthly aging of accounts receivable. The Company, as of the end of each fiscal quarter, must maintain a debt to tangible net worth ratio of not more than 1.5 to 1.0 and a fixed charge coverage ratio of at least 1.15 to 1.00. The loans are secured by a first position security interest on the assets of the Company and its subsidiaries, including but not limited to, inventories, machinery, equipment and real estate, in accordance with the Business Security Agreements entered into by the Company and its subsidiaries and the Pledge Agreements entered into by the subsidiaries. Additionally, the Company has mortgaged certain real property in favor of U.S. Bank as documented by mortgage agreements dated May 1, 2013 and May 29, 2014 (together, the “Mortgages”).

If the Company or its subsidiaries (as guarantors pursuant to continuing guaranties) commits an event of default under the Term Loan Agreements, Business Security Agreements, Pledge Agreements, Mortgages, or Revolving Credit Agreement and fails or is unable to cure that default, the interest rate on each of the loans and Line of Credit could increase by 5.0% per annum and U.S. Bank can immediately terminate its obligation, if any, to make additional loans to the Company. In addition, U.S. Bank may collect any and all money due or to become due and shall have all other rights and remedies for default provided by the Uniform Commercial Code, as well as any other applicable law and the various loan agreements, including, without limitation, the right to repossess, render unusable and/or dispose of the collateral without judicial process. In addition, in an event of default, U.S. Bank may foreclose on mortgaged property pursuant to the terms of the Mortgages.

The Company was in compliance with all covenants under the Term Loan Agreements and the Revolving Credit Agreement as measured on May 31, 2014, other than its covenant to maintain a fixed charge coverage ratio of at least 1.15 to 1.00. The fixed charge coverage ratio is based on a rolling 12 month calculation and measures the Company’s ability to cover fixed expenses such as loan payments, tax payments, rental payments, and dividends. The net loss in the first quarter of 2014 from operations was the main reason for the non-compliance result as of May 31, 2014. US Bank has issued a waiver forgiving the non-compliance for the first and second quarters and no event of default occurred. The next measurement date is August 31, 2014.

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

If the Company or its subsidiaries (as guarantors) commits an event of default under the agreement governing the U.S. Bank UHC Loan and fails or is unable to cure during any applicable cure periods, the lender may cause the entire amount of the loan to be immediately due and payable, may foreclose on the property, or may increase the interest rate to 5.00% per annum, plus the interest rate otherwise payable under the U.S. Bank UHC Loan.

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

A summary of the Company’s term debt is as follows:

	May 31, 2014	November 30, 2013

U.S. Bank loan payable in monthly installments of $42,500 including interest at 2.98%, due May 1, 2018	$1,889,966	$2,114,675

U.S. Bank loan payable in monthly installments of $11,000 including interest at 2.98%, due May 1, 2018	903,501	955,507

U.S. Bank loan payable in monthly installments of $12,550 including interest at 2.98%, due May 1, 2018	1,025,943	1,085,350

U.S. Bank loan payable in monthly installments of $27,800 including interest at 2.98%, due May 1, 2018	1,551.447	1,693,752

U.S. Bank loan payable in monthly installments of $11,700 including interest at 3.15%, due May 10, 2017	648,302	707,719

U.S. Bank loan payable in monthly installments of $5,556 including interest at 2.98%, due May 25, 2017	1,000,000	0

Iowa Finance Authority loan payable in monthly installments of $12,500 including interest at 2.75%, due June 1, 2020	841,521	904,662

IDED loan payable in monthly installments of $2,437 including interest at 6%, due June 1, 2014	0	14,375

IDED loan payable in monthly installments of $813 including interest at 0%, due June 1, 2014	0	4,883

Total term debt	$7,860,680	$7,480,923
Less current portion of term debt	1,265,596	1,228,964
Term debt, excluding current portion	$6,595,084	$6,251,959

8)	Recently Issued Accounting Pronouncements

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which supersedes the guidance in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. We are evaluating the new standard, but do not at this time expect this standard to have a material impact on our consolidated financial statements.

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

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. We estimate the fair value of each stock-based award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. We have incurred $14,504 of stock-based compensation expense during the six months ended May 31, 2014.

10)	Acquisitions

On June 25, 2013, the Company acquired the fixed assets, raw material inventory, work-in-process inventory, and select finished good inventory of Agro Trend, a division of Rojac Industries, Inc. of Clifford, Ontario, Canada. A new entity was formed, Art's Way Manufacturing International, LTD (“International”), which is included in the agricultural products segment for financial reporting purposes. International leases the facility in Clifford, Ontario and is continuing manufacturing, marketing and sales from the Canadian location. The amount paid in U.S. dollars for the acquisition of assets totaled $311,000 ($88,000 in fixed assets and $223,000 in inventory). The operating results of the acquired business are reflected in the Company’s consolidated statement of operations from the acquisition date forward. The acquisition was made to continue the Company’s growth strategy and diversify its product offerings inside the agricultural industry.

The acquisition also includes a consignment arrangement regarding $600,000 of select finished good inventory. As part of the arrangement, International agreed to use reasonable efforts to sell the inventory including providing a sales and marketing plan with projections within 60 days of the closing date and meeting with the consignor quarterly to discuss progress. Once a month, International will pay the consignor an amount equal to the cost base of the inventory sold that month. As of May 31, 2014, International had sold $364,000 of the consigned inventory.

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

On September 30, 2013, the Company acquired the assets of Ohio Metal Working Products Company in Canton, Ohio consisting of inventory, equipment, real property, and intangible assets. A new entity was formed, Ohio Metal Working Products/Art’s-Way, Inc (“Metals”). A new segment called Tools was created for financial reporting purposes. Ohio Metal Working Products/Art’s-Way, Inc. is a domestic manufacturer and distributor of standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools. The amount paid for the acquisition totaled approximately $3,172,000 ($1,142,000 in inventory, $1,200,000 in land and building, $868,000 in fixed assets, and a reduction for assumed vacation liability of $38,000). The acquisition was financed by accessing the line of credit available through U.S. Bank, and on May 29, 2014 we obtained a mortgage for the property and buildings in the amount of $1,000,000 which was used to pay down on the line of credit. The operating results of the acquired business are reflected in the Company’s consolidated statements of operations from the acquisition date forward. The acquisition was made to continue the Company’s growth strategy and diversify its product offerings.

11)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At May 31, 2014, and November 30, 2013, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts approximate fair value because of the short maturity of these instruments. The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

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

Approximate financial information with respect to the reportable segments is as follows.

Three Months Ended May 31, 2014

	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Net Sales from external customers	$7,562,000	$475,000	$537,000	$895,000	$9,469,000
Income (loss) from operations	600,000	(78,000)	(114,000)	36,000	444,000
Income (loss) before taxes	541,000	(85,000)	(120,000)	(2,000)	334,000
Total Assets	26,147,000	2,715,000	2,708,000	3,438,000	35,008,000
Capital expenditures	162,000	16,000	0	1,000	179,000
Depreciation & Amortization	136,000	27,000	37,000	28,000	228,000

Three Months Ended May 31, 2013

	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Revenue from external customers	$7,716,000	$642,000	$892,000	$0	$9,250,000
Income (loss) from operations	568,000	(12,000)	243,000	0	799,000
Income (loss) before tax	517,000	(38,000)	231,000	0	710,000
Total Assets	25,531,000	2,891,000	3,024,000	0	31,446,000
Capital expenditures	58,000	5,000	3,000	0	66,000
Depreciation & Amortization	96,000	26,000	49,000	0	171,000

Six Months Ended May 31, 2014

	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Revenue from external customers	$12,004,000	$898,000	$998,000	$1,806,000	$15,706,000
Income (loss) from operations	396,000	(109,000)	(240,000)	102,000	149,000
Income (loss) before tax	301,000	(125,000)	(249,000)	64,000	(9,000)
Total Assets	26,147,000	2,715,000	2,708,000	3,438,000	35,008,000
Capital expenditures	574,000	27,000	0	10,000	611,000
Depreciation & Amortization	256,000	54,000	74,000	57,000	441,000

Six Months Ended May 31, 2013

	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Revenue from external customers	$14,720,000	$1,036,000	$1,909,000	$0	$17,665,000
Income (loss) from operations	1,129,000	(135,000)	518,000	0	1,512,000
Income (loss) before tax	1,693,000	(214,000)	492,000	0	1,971,000
Total Assets	25,531,000	2,891,000	3,024,000	0	31,446,000
Capital expenditures	197,000	9,000	4,000	0	210,000
Depreciation & Amortization	247,000	52,000	71,000	0	370,000

13)	Subsequent Event

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2013. Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our order backlog; (ii) our beliefs regarding the sufficiency of working capital and our continued ability to renew or obtain financing on reasonable terms when necessary; (iii) the impact of recently issued accounting pronouncements; (iv) our expectations concerning our primary capital needs; and (v) the cyclical nature of the agricultural market and our expectations regarding the strength of certain agricultural markets.

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

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of May 31, 2014 have remained unchanged from November 30, 2013. These policies include revenue recognition, inventory valuation, and income taxes. Disclosure of these critical accounting policies is incorporated by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2013.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for the three- and six-month periods ended May 31, 2014 were $9,469,000 and $15,706,000, respectively, compared to $9,250,000 and $17,665,000 during the same respective periods in 2013, a $219,000 or 2.4%, increase for the quarter but a $1,959,000 or 11.1% decrease year-to-date. Consolidated gross profit margin for the three- and six-month periods ending May 31, 2014 of 2014 was 24.6% and 23.4% compared to 27.7% and 27.9% during the same periods of 2013.

Our second quarter sales at Manufacturing were $7,562,000, compared to $7,716,000 during the same period of 2013, a decrease of $154,000, or 2.0%. The six-month sales for 2014 at Manufacturing were $12,004,000, compared to $14,720,000 for the same period in 2013, an 18.5% decrease. The decrease in revenue in the second quarter was primarily due to the decrease in sales of sugar beet harvester revenue as compared to the second quarter of 2013, but was offset somewhat by sales in the second quarter of 2014 from our International acquisition. Also, the colder than average winter during our first fiscal quarter of 2014 delayed production runs of some specific products which would typically be sold during the second quarter, but were not yet completed as of May 31, 2014. Manufacturing’s gross margin for the quarter ended May 31, 2014 was 26.3%, compared to 26.0% for the same period in 2013. For the year to date period ending May 31, 2014 gross margin was 24.6% as compared to 26.9% in the same period for 2013. This reduction is largely due to labor inefficiencies from interrupted production schedules and increased fixed costs related to the colder than average winter during the first fiscal quarter.

Our three- and six-months sales at Vessels were $475,000 and $898,000, respectively, compared to $642,000 and $1,036,000 for the same periods in 2013, a decrease of $167,000, or 26.0% and $138,000, or 13.3%. Gross margin for the quarter ended May 31, 2014 was 3.8% compared to 17.6% for the same period in 2013. The main factor in the decreased gross margin for the quarter was labor overruns for a specific project. Gross margin for the six-months ended May 31, 2014 was 6.0% as compared to 6.2% for the first six-months of fiscal 2013.

Our second fiscal quarter and year-to-date sales at Scientific were $537,000 and $998,000, respectively, compared to $892,000 and $1,909,000 for the same periods in fiscal 2013, a decrease of $355,000, or 39.8% and $910,000, or 47.7%, respectively. The decrease was primarily attributable to the 2013 first quarter finalization of an approximately $7 million fabrication and delivery contract executed in January 2012 and an approximately $1.7 million installation contract executed in April 2012. Scientific was hired to design, fabricate, and install twenty-four modular units over the course of approximately one year for one of the world’s leading research and teaching institutions. Scientific uses the percentage of completion accounting method to calculate revenue and gross margins for all contracts. Gross margin for the quarter ended May 31, 2014 was 10.3% compared to 50.3% for the same period in 2013, while gross margin for the six-month period ended May 31, 2014 was 11.7% as compared to 47.4% for the same period in 2013. The margins reported in first two quarters of 2013 were a result of the finalization of costs as compared to estimates on the major projects described above and did not reflect normal operating margin for the business. The lower margin for 2014 is primarily attributable to the lower revenue relative to steady overhead costs.

Metals had sales of $895,000 and $1,806,000 for the three- and six-months ended May 31, 2014, respectively. Gross margin at Metals was 29.5% for the second fiscal quarter, and 30.1% for the six months ended May 31, 2014.

Expenses

Our second fiscal quarter consolidated selling expenses were $640,000 compared to $484,000 for the same period in 2013. Year to date selling expenses for fiscal 2014 were $1,176,000 compared to $974,000 for the same period in fiscal 2013. These increases are primarily due to the incremental expenses associated with the Ohio Metals acquisition. Selling expenses as a percentage of sales were 6.8% and 7.5% for the three- and six-month periods ended May 31, 2014, compared to 5.2% and 5.5% for the same respective periods in 2013.

Consolidated engineering expenses were $118,000 and $232,000 for the three and six months ended May 31, 2014, compared to $101,000 and $204,000 for the same periods in 2013. The increase was primarily due to the hiring of engineering staff at the Armstrong, Iowa facility. Engineering expenses as a percentage of sales were 1.2% and 1.5% for the three- and six-month period ended May 31, 2014, compared to 1.1% and 1.2% for the same respective periods in 2013.

Consolidated administrative expenses for the three and six months ended May 31, 2014 were $1,126,000 and $2,111,000 compared to $1,181,000 and $2,245,000 for the same periods in 2013. The decrease is primarily due to the reduction of bonus accruals offset by the incremental expenses associated with the Ohio Metals acquisition. Administrative expenses as a percentage of sales were 11.9% and 13.4% for the three- and six-month periods ended May 31, 2014, compared to 12.8% and 12.7% for the same respective periods in 2013.

Gain/Loss-Asset Disposal

The Company had been leasing approximately 88 acres of excess land to third parties for farming. In December of 2012, we sold this excess land as 3 separate tracts. Tract 1 was farmland northwest of the Armstrong Manufacturing plant located at 5556 Highway 9 in Armstrong, Iowa. Tract 2 was farmland north of railroad tracks that run on the north side of the Armstrong Manufacturing plant located at 5556 Highway 9 in Armstrong, Iowa. Tract 3 was pasture land east of the Armstrong Manufacturing plant located at 5556 Highway 9 in Armstrong, Iowa. The net gain on the sale of the three parcels totaled $639,000 and was recognized during the first quarter of fiscal year 2013.

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

The net gain on the sale of the Salem, South Dakota facility and the three tracts of land in Iowa totaled $630,000. The gain was recognized in the six-month period ended May 31, 2013.

Income

Consolidated net income was $253,000 for the three-month period ended May 31, 2014, compared to a net income of $514,000 for the same respective period in 2013. While operating income at our Manufacturing segment increased $24,000 or 4.6%, both Vessels and Scientific had decreased operating income that more than offset the gains at Manufacturing. Another factor in the decreased income was the gross margin pressures experienced during the first and second quarters. Our consolidated net loss for the six-month period ended May 31, 2014 was ($5,000) as compared to net income of $1,334,000 for the same period in 2013. The sale of land described previously and the 2014 year-to-date decrease in revenue at Scientific, Vessels and Manufacturing account for the majority of this reduction, but were partially offset by incremental revenues at our new Metals entity.

Order Backlog

The consolidated order backlog net of discounts as of June 17, 2014 was $7,028,000 compared to $4,933,000 as of June 17, 2013. The increase is primarily due to the demand attributable to the Tools segment and increased demand for our grinder mixer and hay and forage equipment. This increased demand is somewhat offset, however, by lower demand in sugar beet harvesters, pressurized vessels, and modular buildings. The agricultural products segment order backlog was $5,945,000 as of June 17, 2014, compared to $4,136,000 in fiscal 2013. The backlog for the pressurized vessels segment was $283,000 as of June 17, 2014, compared to $500,000 in fiscal 2013. The backlog for the modular buildings segment was $200,000 as of June 17, 2014, compared to $297,000 in fiscal 2013. The backlog for the tools segment was $601,000 as of June 17, 2014. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our primary sources of funds for the three and six months ended May 31, 2014 were proceeds from the U.S. Bank Line of Credit, customer deposits, and the U.S. Bank note dated May 29, 2014; we expect our primary capital needs to relate to costs of production. We have an $8,000,000 revolving Line of Credit with U.S. Bank, which, as of May 31, 2014, had an outstanding principal balance of $4,064,740. The Line of Credit is renewable annually and is scheduled to mature on May 1, 2015.

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

Changes in Internal Control over Financial Reporting

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

On May 29, 2014, the Company entered into a Term Note (the “Ohio Note”) and Term Loan Agreement (the “Ohio Agreement”) in the amount of $1,000,000 with U.S. Bank to partially pay down the line of credit draw in 2013 that we had used to finance the building and property of Ohio Metal Working Products Company in Canton, Ohio. Pursuant to the terms of the Ohio Note, interest accrues at an annual rate of 2.98% and principal and interest are payable in monthly installments of $5,556.31 each, beginning June 25, 2014, with a final payment of all unpaid principal and accrued interest on May 25, 2017, the maturity date. Upon any default, U.S. Bank may increase the interest rate and accelerate payment of the Ohio Note or increase the required periodic payments under the Ohio Note. The terms of the Ohio Agreement correspond to the terms of the other Term Loan Agreements between the Company and U.S. Bank as further described in Note 7, Part I of this quarterly report, and such description is incorporated herein by reference.

The Ohio Note is secured by a mortgage on the building and property acquired from Ohio Metal Working Products Company in Canton, Ohio pursuant to an Open-End Mortgage, Security Agreement and Assignment of Rents and Leases from Ohio Metal Working Products/Art’s-Way Inc., in favor of U.S. Bank National Association, dated May 29, 2014 (the “Ohio Mortgage”). The Ohio Mortgage secures all of the Company’s debts, liabilities, obligations, covenants, warranties, and duties to U.S. Bank. Ohio Metal Working Products/Art’s-Way Inc. further entered into a Pledge Agreement with U.S. Bank National Association, dated in June of 2014 (the “Ohio Pledge”), and each of the Company’s subsidiaries entered into a Reaffirmation of Guaranty with U.S. Bank National Association, each dated May 29, 2014 (together, the “Guaranties”).

In connection with entry into the foregoing documents, the Company also entered into an Amendment to Loan Agreement with U.S. Bank National Association in June 2014, which effects a series of amendments to the financing agreements executed between the Company and U.S. Bank prior to the execution of the Ohio Note (together, the “Amendments”). The Amendments modify the definition of “fixed charge coverage ratio” contained in the Company’s Loan Agreements and Revolving Credit Agreement. The Company entered into a separate amendment to effect the same change to the definition of “fix charge coverage ratio” contained in the Ohio Agreement (the “Ohio Agreement Amendment”).

On June 1, 2014, the Company renewed its $8,000,000 revolving line of credit      with U.S. Bank by entry of an Amendment to Loan Agreement and Note. The agreement was amended to extend the maturity date to May 1, 2015, to effect corresponding changes to the payment schedule, and to reaffirm the default interest rate of an additional 5% per year. All other aspects of the agreement were unaffected by the renewal.

The foregoing summaries do not purport to be complete and are qualified in their entirety by reference to the text of the Ohio Note, Ohio Agreement, Ohio Mortgage, Ohio Pledge, Guaranties, Amendments, Ohio Agreement Amendment, and Amendment to Loan Agreement and Note, copies of which are attached hereto as Exhibits 10.1-10.11 and incorporated herein by reference.

Item 6.   Exhibits.

See “Exhibit Index” on page 21 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date: June 27, 2014	By: /s/ Carrie L. Majeski
Carrie L. Majeski
President, Chief Executive Officer and interim Chief Financial Officer

Art’s-Way Manufacturing Co., Inc.

Exhibit Index

Form 10-Q for the Quarterly Period Ended May 31, 2014

Exhibit No.	Description
10.1	Term Note for loan in the amount of $1,000,000, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank National Association, dated May 29, 2014 – filed herewith.
10.2	Term Loan Agreement for loan in the amount of $1,000,000, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank National Association, dated May 29, 2014 – filed herewith.
10.3	Open-End Mortgage, Security Agreement and Assignment of Rents and Leases, between Ohio Metal Working Products/Art’s-Way, Inc. and U.S. Bank National Association, dated May 29, 2014.
10.4	Amendment to Loan Agreements, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank National Association, dated June, 2014 – filed herewith.
10.5	Amendment to Loan Agreement, between Art's-Way Manufacturing Co., Inc. and U.S. Bank National Association, regarding Ohio Term Note and Loan Agreement, dated June, 2014 – filed herewith.
10.6	Pledge Agreement, by Ohio Metal Working Products/Art’s-Way, Inc., dated June, 2014 – filed herewith.
10.7	Reaffirmation of Guaranty, by Ohio Metal Working Products/Art’s-Way, Inc., dated May 29, 2014 – filed herewith.
10.8	Reaffirmation of Guaranty, by Art’s-Way Vessels, Inc., dated May 29, 2014 – filed herewith.
10.9	Reaffirmation of Guaranty, by Art’s-Way Scientific, Inc., dated May 29, 2014 – filed herewith.
10.10	Reaffirmation of Guaranty, by Universal Harvester by Art’s-Way, Inc., dated May 29, 2014 – filed herewith.
10.11	Amendment to Loan Agreement and Note, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank National Association, dated June 1, 2014 – filed herewith.
31.1	Certificate of Chief Executive Officer and interim Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certificate of Chief Executive Officer and interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
101

The following materials from this report, formatted in XBRL (Extensible Business Reporting Language) are filed herewith: (i) condensed consolidated balance sheets, (ii) condensed consolidated statement of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements.