Form 10-Q
period 2014-08-31
ARTS WAY MANUFACTURING CO INC
filed 2014-10-09
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2014

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 0-5131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

DELAWARE	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of common shares outstanding as of September 22, 2014: 4,048,552

Art’s-Way Manufacturing Co., Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	August 31, 2014	November 30, 2013
Assets
Current assets:
Cash	$237,090	$207,950
Accounts receivable-customers, net of allowance for doubtful accounts of $74,681 and $35,474 in 2014 and 2013, respectively	4,984,017	2,999,903
Inventories, net	14,970,026	14,922,525
Deferred taxes	1,393,097	1,228,097
Cost and Profit in Excess of Billings	187,921	42,238
Income taxes receivable	112,334	108,513
Other current assets	323,663	242,146
Total current assets	22,208,148	19,751,372
Property, plant, and equipment, net	11,815,156	11,900,202
Assets held for lease, net	74,454	122,318
Goodwill	993,729	993,729
Total assets	$35,091,487	$32,767,621
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$4,839,383	$3,350,000
Current portion of term debt	1,274,192	1,228,964
Accounts payable	998,410	806,207
Customer deposits	121,391	147,505
Billings in Excess of Cost and Profit	98,890	17,721
Accrued expenses	1,508,579	1,718,475
Total current liabilities	8,840,845	7,268,872
Long-term liabilities
Deferred taxes	1,107,645	952,645
Long Term debt, excluding current portion	6,273,537	6,251,959
Total liabilities	16,222,027	14,473,476
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2014 and 2013; issued and outstanding 0 shares in 2014 and 2013.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2014 and 2013; issued and outstanding 4,048,552 in 2014 and 4,046,552 in 2013	40,486	40,466
Additional paid-in capital	2,638,651	2,616,407
Retained earnings	16,190,323	15,637,272
Total stockholders’ equity	18,869,460	18,294,145
Total liabilities and stockholders’ equity	$35,091,487	$32,767,621

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2014	August 31, 2013	August 31, 2014	August 31, 2013
Net sales	$11,584,707	$9,350,391	$27,291,037	$27,015,804
Cost of goods sold	8,880,619	7,622,322	20,918,763	20,354,149
Gross profit	2,704,088	1,728,069	6,372,274	6,661,655
Expenses:
Engineering	129,131	177,873	361,031	381,565
Selling	566,452	599,259	1,742,497	1,572,778
General and administrative	1,100,733	896,818	3,212,018	3,141,480
Total expenses	1,796,316	1,673,950	5,315,546	5,095,823
Income from operations	907,772	54,119	1,056,728	1,565,832
Other income (expense):
Interest expense	(94,112)	(60,379)	(269,274)	(229,581)
Other	30,865	55,447	47,971	684,146
Total other income (expense)	(63,247)	(4,932)	(221,303)	454,565
Income before income taxes	844,525	49,187	835,425	2,020,397
Tax expense	286,317	22,793	282,374	660,503
Net income	$558,208	$26,394	$553,051	$1,359,894

Net income per share:
Basic net income per share	$0.14	$0.01	$0.14	$0.34
Diluted net income per share	$0.14	$0.01	$0.14	$0.34
Weighted average outstanding shares used to compute basic net income per share	4,048,552	4,041,682	4,047,544	4,038,118
Weighted average outstanding shares used to compute diluted net income per share	4,053,129	4,057,773	4,053,152	4,050,819

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Year to Date
	August 31, 2014	August 31, 2013
Cash flows from operations:
Net income	$553,051	$1,359,894
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	14,504	29,812
(Gain) on disposal of property, plant, and equipment	(958)	(603,454)
Depreciation expense	633,123	558,292
Bad debt expense (recovery)	39,207	3,880
Deferred income taxes	(10,000)	(97,147)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,023,321)	309,986
Inventories	103,537	855,817
Income taxes receivable	(3,821)	-
Other current assets	(81,517)	40,991
Increase (decrease) in:
Accounts payable	192,203	234,643
Contracts in progress, net	(64,514)	(1,304,566)
Customer deposits	(26,114)	(36,567)
Income taxes payable	-	(476,695)
Accrued expenses	(209,896)	(178,581)
Net cash provided by (used in) operating activities	(884,516)	696,305
Cash flows from investing activities:
Purchases of property, plant, and equipment	(651,251)	(684,809)
Proceeds from sale of property, plant, and equipment	958	835,536
Purchase of assets of Agro Trend	-	(311,346)
Net cash provided by (used in) investing activities	(650,293)	(160,619)
Cash flows from financing activities:
Net change in line of credit	1,489,383	-
Proceeds from term debt	1,000,000	228,339
Repayment of term debt	(933,194)	(907,939)
Proceeds from the exercise of stock options	7,760	30,870
Net cash provided by (used in) financing activities	1,563,949	(648,730)
Net increase in cash	29,140	(113,044)
Cash at beginning of period	207,950	1,546,609
Cash at end of period	$237,090	$1,433,565

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$273,726	$229,581
Income taxes	296,845	1,234,345

Acquisitions:		Agro Trend
Inventories		$223,172
Equipment, tools and dies		88,174
Cash paid		$311,346

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2013. The results of operations for the three and nine months ended August 31, 2014 are not necessarily indicative of the results for the fiscal year ending November 30, 2014.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three and nine months ended August 31, 2014. Actual results could differ from those estimates.

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

Basic and diluted earnings (loss) per common share have been computed based on the following as of August 31, 2014 and August 31, 2013:

	For the three months ended
	August 31, 2014	August 31, 2013
Basic:
Numerator: net income	$558,208	$26,394
Denominator: average number of common shares outstanding	4,048,552	4,041,682
Basic earnings per common share	$0.14	$0.01

Diluted:
Numerator: net income	$558,208	$26,394
Average number of common shares outstanding	4,048,552	4,041,682
Effect of dilutive stock options	4,577	16,091
Denominator: dilutive average number of common shares outstanding	4,053,129	4,057,773
Diluted earnings per common share	$0.14	$0.01

	For the nine months Ended
	August 31, 2014	August 31, 2013
Basic:
Numerator: net income (loss)	$553,051	$1,359,894
Denominator: average number of common shares outstanding	4,047,544	4,038,118
Basic earnings (loss) per common share	$0.14	$0.34

Diluted:
Numerator: net income (loss)	$553,051	$1,359,894
Average number of common shares outstanding	4,047,544	4,038,118
Effect of dilutive stock options	5,608	12,701
Denominator: dilutive average number of common shares outstanding	4,053,152	4,050,819
Diluted earnings (loss) per common share	$0.14	$0.34

4)	Inventory

Major classes of inventory are:

	August 31, 2014	November 30, 2013
Raw materials	$10,366,665	$10,322,014
Work in process	349,359	511,016
Finished goods	7,721,692	7,305,301
	$18,437,716	$18,138,331
Less: Reserves	(3,467,690)	(3,215,806)
	$14,970,026	$14,922,525

5)	Accrued Expenses

Major components of accrued expenses are:

	August 31, 2014	November 30, 2013
Salaries, wages, and commissions	$591,087	$836,200
Accrued warranty expense	285,096	220,719
Other	632,396	661,556
	$1,508,579	$1,718,475

6)	Product Warranty

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

Changes in the Company’s product warranty liability for the three and nine months ended August 31, 2014 and August 31, 2013 are as follows:

	For the three months ended
	August 31, 2014	August 31, 2013
Balance, beginning	$229,400	$526,981
Settlements made in cash or in-kind	(70,683)	(177,000)
Warranties issued	126,379	170,447
Balance, ending	$285,096	$520,428

	For the nine months ended
	August 31, 2014	August 31, 2013
Balance, beginning	$220,719	$578,864
Settlements made in cash or in-kind	(265,753)	(558,063)
Warranties issued	330,130	499,627
Balance, ending	$285,096	$520,428

7)	Loan and Credit Agreements

On May 1, 2013, the Company began to move all banking arrangements previously held through West Bank to U.S. Bank. The relationship with U.S. Bank now includes an $8,000,000 revolving line of credit (the “Line of Credit”) which was renewed in 2014, and is now scheduled to mature on May 1, 2015. The Line of Credit is renewable annually with advances funding the Company’s working capital needs and is secured by real property and fixed asset collateral. The interest rate is U.S. Bank’s prime interest rate, adjusted each time that the Federal prime rate changes, with a minimum rate of 3.50%. As of August 31, 2014, the interest rate was the minimum of 3.50%. Monthly interest-only payments are required and the unpaid principal is due on the maturity date. As of August 31, 2014, the Company had a principal balance of $4,839,383 outstanding against the Line of Credit. The Line of Credit states that the borrowing base will be an amount equal to the sum of 75% of accounts receivable (discounted for aged accounts and customer balances exceeding 20% of aggregate receivables), plus 50% of inventory (this component cannot exceed $6,000,000 and only includes finished goods and raw materials deemed to be in good condition and not obsolete), less any outstanding loan balance of the Line of Credit, and less undrawn amounts of outstanding letters of credit issued by U.S. Bank or any affiliate. The Company’s obligations under the Line of Credit are evidenced by a Revolving Credit Note effective May 1, 2013, a Revolving Credit Agreement dated May 1, 2013 and certain other ancillary documents.

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

On May 29, 2014, the Company obtained $1,000,000 in long-term debt from U.S. Bank to partially pay down the line of credit draw from 2013 that it had used to finance the building and property of Ohio Metal Working Products Company in Canton, Ohio. The maturity date of this loan is May 25, 2017, with a final payment of principal and accrued interest in the amount of $890,000 due May 25, 2017. This loan is secured by a mortgage on the building and property acquired from Ohio Metal Working Products Company in Canton, Ohio pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 29, 2014.

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

The Company was in compliance with all covenants under the Term Loan Agreements and the Revolving Credit Agreement as measured on August 31, 2014, other than its covenant to maintain a fixed charge coverage ratio of at least 1.15 to 1.00. The fixed charge coverage ratio is based on a rolling 12 month calculation and measures the Company’s ability to cover fixed expenses such as loan payments, tax payments, rental payments, and dividends. The net loss in the first quarter of 2014 from operations was the main reason for the non-compliance result as of August 31, 2014. US Bank has issued a waiver forgiving the non-compliance for the first, second, and third quarters and no event of default occurred. The next measurement date is November 30, 2014.

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

A summary of the Company’s term debt is as follows:

	August 31, 2014	November 30, 2013

U.S. Bank loan payable in monthly installments of $42,500 including interest at 2.98%, due May 1, 2018	$1,776,571	$2,114,675

U.S. Bank loan payable in monthly installments of $11,000 including interest at 2.98%, due May 1, 2018	877,316	955,507

U.S. Bank loan payable in monthly installments of $12,550 including interest at 2.98%, due May 1, 2018	996,030	1,085,350

U.S. Bank loan payable in monthly installments of $27,800 including interest at 2.98%, due May 1, 2018	1,479,680	1,693,752

U.S. Bank loan payable in monthly installments of $11,700 including interest at 3.15%, due May 10, 2017	618,322	707,719

U.S. Bank loan payable in monthly installments of $5,556 including interest at 2.98%, due May 25, 2017	990,092	0

Iowa Finance Authority loan payable in monthly installments of $12,500 including interest at 2.75%, due June 1, 2020	809,718	904,662

IDED loan payable in monthly installments of $2,437 including interest at 6%, due June 1, 2014	0	14,375

IDED loan payable in monthly installments of $813 including interest at 0%, due June 1, 2014	0	4,883

Total term debt	$7,547,729	$7,480,923
Less current portion of term debt	1,274,192	1,228,964
Term debt, excluding current portion	$6,273,537	$6,251,959

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

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. We estimate the fair value of each stock-based award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. We have incurred $14,504 of stock-based compensation expense during the nine months ended August 31, 2014.

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

The acquisition also includes a consignment arrangement regarding $600,000 of select finished good inventory. As part of the arrangement, International agreed to use reasonable efforts to sell the inventory including providing a sales and marketing plan with projections within 60 days of the closing date and meeting with the consignor quarterly to discuss progress. Once a month, International will pay the consignor an amount equal to the cost base of the inventory sold that month. As of August 31, 2014, International had sold $364,000 of the consigned inventory.

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

11)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At August 31, 2014, and November 30, 2013, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts approximate fair value because of the short maturity of these instruments. The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

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

Approximate financial information with respect to the reportable segments is as follows.

Three Months Ended August 31, 2014

	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Net Sales from external customers	$9,362,000	$606,000	$820,000	$797,000	$11,585,000
Income (loss) from operations	1,034,000	(59,000)	7,000	(74,000)	908,000
Income (loss) before taxes	991,000	(64,000)	0	(82,000)	845,000
Total Assets	26,426,000	2,489,000	2,842,000	3,334,000	35,091,000
Capital expenditures	39,000	0	0	1,000	40,000
Depreciation & Amortization	147,000	27,000	36,000	29,000	239,000

Three Months Ended August 31, 2013

	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Revenue from external customers	$8,005,000	$635,000	$710,000	$0	$9,350,000
Income (loss) from operations	145,000	22,000	(113,000)	0	54,000
Income (loss) before tax	108,000	14,000	(73,000)	0	49,000
Total Assets	24,563,000	2,815,000	3,006,000	0	30,384,000
Capital expenditures	540,000	10,000	13,000	0	563,000
Depreciation & Amortization	113,000	26,000	49,000	0	188,000

Nine Months Ended August 31, 2014

	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Revenue from external customers	$21,366,000	$1,504,000	$1,818,000	$2,603,000	$27,291,000
Income (loss) from operations	1,430,000	(168,000)	(233,000)	28,000	1,057,000
Income (loss) before tax	1,294,000	(190,000)	(249,000)	(18,000)	835,000
Total Assets	26,426,000	2,489,000	2,842,000	3,334,000	35,091,000
Capital expenditures	629,000	11,000	0	11,000	651,000
Depreciation & Amortization	356,000	81,000	110,000	86,000	633,000

Nine Months Ended August 31, 2013

	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Revenue from external customers	$22,727,000	$1,671,000	$2,618,000	$0	$27,016,000
Income (loss) from operations	1,274,000	(114,000)	406,000	0	1,566,000
Income (loss) before tax	1,800,000	(200,000)	420,000	0	2,020,000
Total Assets	24,563,000	2,815,000	3,006,000	0	30,384,000
Capital expenditures	737,000	18,000	18,000	0	773,000
Depreciation & Amortization	329,000	79,000	150,000	0	558,000

13)	Subsequent Event

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2013. Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our order backlog; (ii) our beliefs regarding the sufficiency of working capital and cash flows, and our continued ability to renew or obtain financing on reasonable terms when necessary; (iii) the impact of recently issued accounting pronouncements; (iv) our expectations concerning our primary capital and cash flow needs; and (v) the cyclical nature of the agricultural market and our expectations regarding the strength of certain agricultural markets.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) the impact of tightening credit markets on our ability to continue to obtain financing on reasonable terms; (ii) our ability to continue to meet debt obligations and comply with financial covenants; (iii) obstacles related to integration of acquired product lines and businesses; (iv) the effect of general economic conditions, including consumer and governmental spending, on the demand for our products and the cost of our supplies and materials; (v) fluctuations in seasonal demand and our production cycle; and (vi) other factors described from time to time in our reports to the SEC. We do not intend to update the forward-looking statements contained in this report other than as required by law. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of August 31, 2014 have remained unchanged from November 30, 2013. These policies include revenue recognition, inventory valuation, and income taxes. Disclosure of these critical accounting policies is incorporated by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2013.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for the three- and nine-month periods ended August 31, 2014 were $11,585,000 and $27,291,000, respectively, compared to $9,350,000 and $27,016,000 during the same respective periods in 2013, a $2,234,000 or 23.9%, increase for the quarter and a $275,000 or 1.0% increase year-to-date. The increase in revenue for the three month period ended August 31, 2014 was primarily due to increases in revenue at Manufacturing and the revenues generated from our new tools segment, which we formed following the Ohio Metals acquisition in the fourth quarter of 2013. For the nine-month period ended August 31, 2014, Manufacturing, Vessels and Scientific each experienced a decline in revenue, which was offset by the addition of revenue generated from Metals. Consolidated gross profit margin for the three- and nine-month periods ending August 31, 2014 was 23.3% and 23.3% compared to 18.5% and 24.7% during the same periods of 2013.

Our third quarter sales at Manufacturing were $9,362,000, compared to $8,005,000 during the same period of 2013, an increase of $1,357,000, or 17.0%. This increase is primarily due to cold weather delaying production runs of some specific products during the first quarter, which in turn delayed some sales that typically would occur in the second quarter to the third quarter. The nine-month sales for 2014 at Manufacturing were $21,366,000, compared to $22,727,000 for the same period in 2013, a 6.0% decrease. The decrease in revenue year to date is primarily due to decreased demand for the Universal Harvester reels and reduced sugar beet harvester sales in fiscal 2014 as compared to 2013, but was offset somewhat by sales from our International acquisition and increased demand for our grinder mixers. Manufacturing’s gross margin for the quarter ended August 31, 2014 was 25.0%, compared to 19.4% for the same period in 2013. For the year to date period ending August 31, 2014 gross margin was 24.8% as compared to 24.3% in the same period for 2013.

Our three- and nine-months sales at Vessels were $606,000 and $1,504,000, respectively, compared to $635,000 and $1,671,000 for the same periods in 2013, a decrease of $29,000, or 4.5% and $166,000, or 9.9%. Gross margin for the quarter ended August 31, 2014 was 6.8% compared to 16.4% for the same period in 2013. Gross margin for the nine-months ended August 31, 2014 was 6.4% as compared to 10.0% for the first nine-months of fiscal 2013.

Our third fiscal quarter and year-to-date sales at Scientific were $820,000 and $1,818,000, respectively, compared to $710,000 and $2,618,000 for the same periods in fiscal 2013, an increase of $111,000, or 15.6% and a decrease of $800,000, or 30.5%, respectively. The year to date decrease was primarily attributable to the 2013 first quarter completion of the projects relating to an approximately $7 million fabrication and delivery contract executed in January 2012 and an approximately $1.7 million installation contract executed in April 2012. Scientific was hired to design, fabricate, and install twenty-four modular units over the course of approximately one year for one of the world’s leading research and teaching institutions. Scientific uses the percentage of completion accounting method to calculate revenue and gross margins for all contracts. Gross margin for the quarter ended August 31, 2014 was 20.2% compared to 10.1% for the same period in 2013, while gross margin for the nine-month period ended August 31, 2014 was 15.5% as compared to 37.3% for the same period in 2013. The margins reported in first two quarters of 2013 were a result of the finalization of costs as compared to estimates on the major projects described above and did not reflect normal operating margin for the business. The lower margin year to date for 2014 is primarily attributable to the lower revenue relative to steady overhead costs.

Metals had sales of $797,000 and $2,603,000 for the three- and nine-months ended August 31, 2014, respectively. Gross margin at Metals was 19.8% for the third fiscal quarter, and 26.9% for the nine months ended August 31, 2014. Comparable results for the 2013 fiscal year are not available as the Ohio Metals acquisition occurred during the fourth quarter of fiscal year 2013.

Expenses

Our third fiscal quarter consolidated selling expenses were $566,000 compared to $599,000 for the same period in 2013. Year to date selling expenses for fiscal 2014 were $1,742,000 compared to $1,573,000 for the same period in fiscal 2013. These increases are primarily due to the incremental expenses associated with the Ohio Metals acquisition. Selling expenses as a percentage of sales were 4.9% and 6.4% for the three- and nine-month periods ended August 31, 2014, compared to 6.4% and 5.8% for the same respective periods in 2013.

Consolidated engineering expenses were $129,000 and $361,000 for the three and nine months ended August 31, 2014, compared to $178,000 and $382,000 for the same periods in 2013. The decrease was primarily due to the consolidation of engineering staff at Manufacturing, as well as decreased engineering at our Vessels division. Engineering expenses as a percentage of sales were 1.1% and 1.3% for the three- and nine-month period ended August 31, 2014, compared to 1.9% and 1.4% for the same respective periods in 2013.

Consolidated administrative expenses for the three and nine months ended August 31, 2014 were $1,101,000 and $3,212,000 compared to $897,000 and $3,141,000 for the same periods in 2013. The change in expense is primarily due to the reduction of bonus accruals offset by the incremental expenses associated with the Ohio Metals acquisition. Administrative expenses as a percentage of sales were 9.5% and 11.8% for the three- and nine-month periods ended August 31, 2014, compared to 9.6% and 11.6% for the same respective periods in 2013.

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

The net gain on the sale of the Salem, South Dakota facility and the three tracts of land in Iowa totaled $630,000. The gain was recognized in the nine-month period ended August 31, 2013.

Income

Consolidated net income was $558,000 for the three-month period ended August 31, 2014, compared to a net income of $26,000 for the same respective period in 2013. This increase is due to increased operating income of $889,000 at Manufacturing, but was offset by operating losses at our Vessels and Metals divisions. Our consolidated net income for the nine-month period ended August 31, 2014 was $553,000 as compared to $1,360,000 for the same period in 2013. The 2013 sale of land described previously and the 2014 year-to-date decrease in revenue at Scientific and Vessels account for the majority of this reduction, but were partially offset by incremental revenues at our new Metals division.

Order Backlog

The consolidated order backlog net of discounts as of September 16, 2014 was $4,741,000 compared to $2,888,000 as of September 16, 2013. The increase is due to increased orders in every segment. The agricultural products segment order backlog was $2,702,000 as of September 16, 2014, compared to $2,056,000 in fiscal 2013. The backlog for the pressurized vessels segment was $402,000 as of September 16, 2014, compared to $261,000 in fiscal 2013. The backlog for the modular buildings segment was $1,073,000 as of September 16, 2014, compared to $571,000 in fiscal 2013. The backlog for the tools segment was $564,000 as of September 16, 2014. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our primary sources of funds for the three and nine months ended August 31, 2014 were proceeds from the U.S. Bank Line of Credit and the U.S. Bank note dated May 29, 2014; we expect our primary capital needs to relate to costs of operation, including production. Our accounts receivable were higher at August 31, 2014 compared to August 31, 2013 as the result of the timing of a portion of our sugar beet harvester sales. We do not believe that doubtful accounts will have a material impact on our liquidity.

We have an $8,000,000 revolving Line of Credit with U.S. Bank, which, as of August 31, 2014, had an outstanding principal balance of $4,839,383. The Line of Credit is renewable annually and is scheduled to mature on May 1, 2015 For additional information about our financing activities, please refer to Note 9 to the audited consolidated financial statements and to the discussion entitled “Liquidity and Capital Resources,” each contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2013, as well as Note 7 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

We believe that our cash flows from operations and current financing arrangements provide sufficient cash to finance operations for the next twelve months. We expect to continue to rely on cash from financing activities to supplement our cash flows from operations in order to meet our liquidity and capital expenditure needs in the near future. We expect to continue to be able to procure financing upon reasonable terms.

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

ART’S-WAY MANUFACTURING CO., INC.

Date: October 9, 2014	By: /s/ Carrie L. Majeski
Carrie L. Majeski
President, Chief Executive Officer and interim Chief Financial Officer

Art’s-Way Manufacturing Co., Inc.

Exhibit Index

Form 10-Q for the Quarterly Period Ended August 31, 2014

Exhibit No.	Description
10.1	Director Compensation Policy 2014 – filed herewith.
31.1	Certificate of Chief Executive Officer and interim Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certificate of Chief Executive Officer and interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
101

The following materials from this report, formatted in XBRL (Extensible Business Reporting Language) are filed herewith: (i) condensed consolidated balance sheets, (ii) condensed consolidated statement of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements.