Form 10-K
period 2014-11-30
ARTS WAY MANUFACTURING CO INC
filed 2015-01-29
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2014

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

          

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $12,759,986

As of January 19, 2014, there were 4,048,552 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders to be filed within 120 days of November 30, 2014, are incorporated by reference into Part III of this Form 10-K.

Art’s-Way Manufacturing Co., Inc.

FORWARD LOOKING STATEMENTS

Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Our forward-looking statements in this report relate to the following: our intended areas of product and industry focus; our expectations regarding fluctuations in backlogs; our beliefs regarding competitive factors and our competitive strengths; our expectations regarding sales, future production levels, delivery capabilities, and demand; our beliefs about the importance of intellectual property; our predictions regarding the impact of seasonality; our beliefs regarding the impact of the farming industry on our business; our expectations regarding the strategic focus for performance of our Pressurized Vessels segment; our beliefs about our working capital, cash position and ability to obtain or renew financing; our plans regarding improvements to our facilities; our beliefs regarding the impact of recently issued accounting pronouncements on our consolidated financial statements; our beliefs regarding internal controls; and our intentions for paying dividends. Many of these forward-looking statements are located in this report under “Item 1. BUSINESS” and “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” but they may appear in other sections as well.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report. These factors include, but are not limited to: obstacles related to the integration of our acquired companies; economic conditions that affect demand for our products; our ability to maintain compliance with our loan covenants, renew our line of credit and retain sufficient cash; the ability of our suppliers to meet our demands for raw materials and component parts; our OEM customers decisions regarding supply chain structure, inventory levels, and overall business conditions; fluctuations in the price of raw materials, especially steel; our ability to predict and meet the demands of each market in which our segments operate; our ability to predict and respond to any seasonal fluctuations in demand; our ability to maintain intellectual property rights; the existence and outcome of product liability claims and other ordinary course litigation; changes in environmental, health and safety regulations and employment laws; our ability to retain our executive officers; the cost of complying with laws, regulations, and standards relating to corporate governance and public disclosure, and the demand such compliance places on management’s time; and loan covenant restrictions on our ability to pay dividends. We do not intend to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

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

We have organized our business into four operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies. Our agricultural products segment manufactures and distributes farm equipment under our own and private labels and includes the operations of our wholly-owned subsidiaries, Universal Harvester by Art’s-Way, Inc., an Iowa corporation (“UHC by Art’s-Way, or “UHC”), and Art’s-Way Manufacturing International LTD, a Canadian company (“International”). Our pressurized vessels segment manufactures pressure vessels through our wholly-owned subsidiary, Art’s-Way Vessels, Inc., an Iowa corporation. Our modular building segment manufactures modular buildings for various uses, commonly animal containment and research laboratories, through our wholly-owned subsidiary, Art’s-Way Scientific, Inc., an Iowa corporation; and our tools segment manufactures standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools through our wholly-owned subsidiary, Ohio Metal Working Products/Art’s Way, Inc., an Ohio corporation. For detailed financial information relating to segment reporting, see Note 15 to our financial statements in Item 8 of this report.

Business of Our Segments

Agricultural Products

Our Agricultural Products segment, which accounted for 77.3% of our net revenue in the 2014 fiscal year, is located primarily in our Armstrong, Iowa facility. The segment manufactures a variety of specialized farm machinery under our own label, including: portable and stationary animal feed processing equipment and related attachments used to mill and mix feed grains into custom animal feed rations; a crop production line that includes grain drill equipment; a line of hay and forage equipment consisting of forage boxes, blowers, running gear, dump boxes and mergers; stalk shredders; a line of portable grain augers; a line of manure spreaders; sugar beet harvesting equipment; a line of land maintenance equipment; moldboard plows; potato harvesters; reels for combines and swathers under UHC by Art’s-Way; and industrial grade snow blowers under AgroTrend by Art’s-Way Manufacturing International LTD. We sell our labeled products through independent farm equipment dealers throughout the United States and Canada. In addition, we manufacture and supply silage blowers and reels under original equipment manufacturer (OEM) agreements. Sales to our OEM customers accounted for 9.5% of our consolidated sales for the fiscal year ended November 30, 2014. We also provide after-market service parts that are available to keep our branded and OEM produced equipment operating to the satisfaction of the end user of our products.

Pressurized Vessels

Our Pressurized Vessels segment, which accounted for 4.8% of our net revenue in the 2014 fiscal year, is located in Dubuque, Iowa. This segment produces and sells pressurized vessels, both American Society of Mechanical Engineers (ASME) code and non-code. It provides a combination of services as a manufacturer and supplier of steel vessels and steel containment systems. We build in carbon steel and stainless steel, ranging from atmospheric (0 PSI) storage vessels up to any PSI pressure rating required. We provide vessels ranging in size from 4 inches to 168 inches in diameter and in various lengths as our customers require. The vessels are primarily sold to manufacturing facilities that will use the vessel as a component part of their end product. We primarily serve the following industries: water treatment; air receivers; refineries; co-generation; chemical; petrochemical; storage tanks; agriculture; marine; refrigeration; hydro pneumatic; heavy equipment; pharmaceuticals and mining. In addition to our role as a fabricator of vessels, we provide services including: custom CAD drawing; welding; interior linings and exterior finishing; passivation of stainless steel; hydrostatic and pneumatic testing; design, build and finishing of skids; installation of piping; non-destructive examination and heat treating.

Modular Buildings

Our Modular Buildings segment, which accounted for 8.2% of our net revenue in the 2014 fiscal year, is located in Monona, Iowa. This segment produces and sells modular buildings, which are custom designed to meet the specific research needs of our customers. The buildings we commonly produce range from basic swine buildings to complex containment research laboratories. We plan to continue our focus on providing research facilities for academic research institutions, government research and diagnostic centers, public health institutions and private research and pharmaceutical companies, as those are our primary market sectors. We provide services from start to finish by designing, manufacturing, delivering, installing or renting the building units.

Tools

On September 30, 2013, the Company acquired the assets of Ohio Metal Working Products Company in Canton, Ohio (“Ohio Metal”). The acquired assets and operations are reported in a new segment called Tools for financial reporting purposes. For financial information related to the acquisition, see Note 12, “Acquisitions”. Our Tools segment accounted for 9.7% of our net revenue in the 2014 fiscal year. This segment produces and sells standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools. The tools are used by manufacturers in various industries to cut and shape various parts, pipes, and fittings. The marketing of the tools is primarily through independent distributors supplying manufacturers with industrial tools and supplies. We plan to continue our focus on providing cutting tools to industries such as automotive, aerospace, oil and gas piping, and appliances.

Our Principal Products

Agricultural Products

From its beginnings as a producer of portable grinder mixers, our Agricultural Products segment has grown through developing several new products and with our acquisitions. In 2012, we acquired UHC in Ames, Iowa. We are now selling reels for combines and swathers as UHC by Art’s-Way. In 2013, we acquired Agro Trend in Clifford, Ontario. We are now selling industrial snow blowers and agricultural trailers as Art’s-Way Manufacturing International LTD. Today, our Agricultural Products segment manufactures a wide array of products relating to feed processing, crop production, augers, spreaders, hay and forage, tillage and land management, potato harvesting, and sugar beet harvesting equipment. We primarily manufacture products under the Art’s-Way, Miller Pro, Roda, M&W, Badger, and UHC by Art’s-Way brand names. Our Agricultural Products segment also maintains a small volume of OEM work for the industry’s leading manufacturers.

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

Reels line. In May of 2012 we purchased the assets of UHC and began selling reels as UHC by Art’s-Way. These reels have a unique flip over action for self-cleaning in adverse conditions. They are manufactured with extruded aluminum creating a light weight yet strong reel.

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

We currently export products to four foreign countries. We have been shipping grinder mixers abroad since 2006, and have exported portable rollermills as well. We look forward to strengthening these relationships and developing new international markets as well. Our international sales accounted for 14.9% of consolidated sales.

Backlog. Our backlogs of orders vary on a daily basis. As of January 19, 2015, our Tools segment had approximately $721,000 of backlog, our Pressurized Vessels segment had approximately $81,000 of backlog, our Modular Buildings segment had approximately $665,000 of backlog and our Agricultural Products segment had a net backlog of approximately $7,736,000. We expect that our order backlogs will continue to fluctuate as orders are received, filled, or cancelled, and due to dealer discount arrangements we may enter into from time to time, these figures are not necessarily indicative of future revenue.

Recent Product Developments

 During 2014, development in our Agricultural Products segment consisted of the introduction of a 30 foot Land Plane (V3000). A 24 foot version of our 5300 forage box with a heavy duty frame was also added to our product offerings along with a 20 ton tandem trailer style running gear.

Our Pressurized Vessels and Modular Building segments complete projects based on customer specifications. Pressurized Vessels did not engage in significant product development during 2014. Our Modular Building segment worked with a swine/calf equipment manufacturer to introduce calf stalls that can increase building capacity and provide a more economical solution in a modular building.

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

Pressurized Vessels

Competition in the pressurized vessel industry is intense. It is critical in this business to deliver a quality product on a timely basis. We continue to work on delivering a quality product and improving our reputation within the industry.

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

We have an original equipment manufacturer (OEM) supplier agreement with Case New Holland (CNH) for our Agricultural Products segment. Under the OEM agreement, we have agreed to supply CNH’s requirements for certain feed processing and service parts, primarily blowers, under CNH’s label. The agreement has no minimum requirements and can be cancelled upon certain conditions. The initial term of the agreement with CNH ran through September 2006, but the agreement continues in force until terminated or cancelled. We have not terminated or cancelled the agreement as of November 30, 2014. We also sell reels to Honey Bee and Agco under an OEM agreement. For the year ended November 30, 2014, sales to OEM customers were approximately 9.5% of consolidated sales.

We do not rely on sales to one customer or a small group of customers. During the year ended November 30, 2014, no one customer accounted for more than 7% of consolidated revenues.

Intellectual Property

We maintain manufacturing rights on several products which cover unique aspects of design. We also have trademarks covering product identification. We believe our trademarks and licenses help us to retain existing business and secure new relationships with customers. We currently have no pending applications for intellectual property rights.

We pay royalties for our use of certain manufacturing rights. Under our OEM and royalty agreement with CNH, CNH sold us the license to manufacture, sell and distribute certain plow products designed by CNH and their replacement and component parts. We pay semi-annual royalty payments based on the invoiced price of each licensed product and service part we sell. Under our asset purchase and royalty agreement with Roda, we acquired the license to manufacture, sell and distribute Roda-branded manure spreaders in exchange for annual royalty payments based on the invoiced price for each product and service part we sell for five years following the date of the purchase agreement, which ends January 2015. Our royalty agreement with M&W provides us with the right to manufacture, sell, and distribute M&W-branded balers in exchange for quarterly royalty payments until May 2015.

Research and Development Activities

Our Agricultural Products segment is continually engaged in research and development activities to improve and enhance our existing products. We perform research and development activities internally, and the cost of our research and development activities is not borne by our customers. Our research and development expenses are cyclical; they may be high in one year, but would tend to be lower the next, with an increase in production expenses as our new ideas are manufactured. Research and development expenses during our 2014 fiscal year accounted for $191,000 of our total consolidated engineering expenses, compared to $174,000 during our 2013 fiscal year.

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

Employees

As of November 30, 2014, we employed approximately one-hundred forty-nine employees in our Agricultural Products segment, two of whom were employed on a part-time basis. As of the same date, we had approximately fourteen full-time employees in our Pressurized Vessels segment and twenty-two full-time employees in our Tools segment, nearly all of whom are represented by unions and covered by collective bargaining agreements. In addition, our Modular Buildings segment employed approximately nineteen employees, four of whom worked on a part-time basis. We experience immaterial fluctuations in employee levels based upon demand for our product lines, and the numbers provided above do not necessarily represent our peak employment during our 2014 fiscal year.

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

In connection with the acquisition of certain assets of UHC in May 2012, we also purchased the land and building used for manufacturing of the products sold by UHC, located in Ames, Iowa. The building contains approximately 41,640 square feet of usable space and is in good condition. The purchased land is approximately 10 acres and is used in connection with our Agricultural Products segment.

In connection with the acquisition of certain assets of Agro Trend in June of 2013, we assumed the lease on an 8,500 square foot facility in Clifford, Ontario, Canada, in order to continue the manufacturing, marketing and sales of Agro Trend products from Canada. The lease on this facility is for a term of 2 years and expires on May 23, 2015. This facility is used in connection with our Agricultural Products segment.

We completed construction on a new facility for our Pressurized Vessels segment in Dubuque, Iowa as of February 2008. The facility is 34,450 square feet, steel-framed, with a crane that runs the length of the building. A paint booth and a blast booth were installed in the first quarter of 2009.

We completed construction in November 2007 of our facility in Monona, Iowa, which houses the manufacturing for our Modular Buildings segment. The new facility was custom-designed to meet our production needs. It has approximately 50,000 square feet of useable space and accommodates a sprinkler system and crane.

In connection with the acquisition of certain assets of Ohio Metal in September 2013, we also purchased the land and building used for manufacturing of the products sold by Ohio Metal, located in Canton, Ohio. The building contains approximately 39,000 square feet of usable space and is in good condition. The purchased land is approximately 4.50 acres and is used in connection with our Tools segment.

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

PART II

Item 5. Market for REGISTRANT’S Common Equity, Related Stockholder Matters AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the NASDAQ Stock Market LLC under the symbol “ARTW.” The ranges of high and low sales prices for each quarter, as reported by NASDAQ, are shown below.

	Common Stock High and Low Sales Prices Per Share by Quarter
	Fiscal Year Ended November 30, 2014		Fiscal Year Ended November 30, 2013
	High	Low	High	Low
First Quarter	$6.30	$5.75	$7.65	$5.35
Second Quarter	$6.74	$5.70	$8.44	$5.53
Third Quarter	$6.00	$5.15	$7.76	$6.60
Fourth Quarter	$7.08	$4.76	$7.10	$5.40

Stockholders

We have two classes of stock, undesignated preferred stock and $0.01 par value common stock. No shares of preferred stock have been issued or are outstanding. As of January 6, 2015, we had 86 common stock stockholders of record, which number does not include stockholders who hold our common stock in street name.

Dividends

We did not pay a dividend during the 2014 fiscal year. On January 26, 2015 we announced a dividend of $0.05 per share payable on March 2, 2015 to shareholders of record on February 12, 2015. We expect that the payment of and the amount of any future dividends will depend on our financial condition at that time. On November 14, 2013, we announced a dividend of $0.10 per share that was paid on November 29, 2013 to stockholders of record as of November 25, 2013. Our loans with U.S. Bank require us to obtain consent from U.S. Bank prior to declaring a dividend payment.

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

Financial Position

We believe that our consolidated balance sheet indicates a strong financial position. During fiscal year 2014, we decreased our current liabilities by 10.5%, and decreased long-term liabilities by 1.6% for a total decrease of approximately $879,000. We obtained a $1,000,000 loan secured by the property in Canton, Ohio to partially pay down the line of credit, which we accessed in 2013 to acquire the assets of Ohio Metal. We decreased net term debt by $248,000, and the line of credit balance by $781,000. Total current assets increased by approximately 1.6%, or $315,000. We expect our access to capital will continue to provide future cash for equipment investments, acquisitions, or debt pay down. During fiscal 2014 we increased our working capital in excess of $1,000,000, and we have $4,000,000 available on our line of credit as of November 30, 2014.

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

In certain circumstances, upon the customer’s written request, we may recognize revenue when production is complete and the good is ready for shipment. At the buyer’s request, we will bill the buyer upon completing all performance obligations, but before shipment. The buyer dictates that we ship the goods per their direction from our manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that we will segregate the goods from our inventory, such that they are not available to fill other orders. This agreement also specifies that the buyer is required to purchase all goods manufactured under this agreement. Title of the goods will pass to the buyer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the buyer, and the buyer agrees to maintain insurance on the manufactured items that have not yet been shipped. We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both buyer and seller. The credit terms on this agreement are consistent with the credit terms on all other sales. All risks of loss are shouldered by the buyer, and there are no exceptions to the buyer’s commitment to accept and pay for these manufactured goods. Revenues recognized at the completion of production in 2014 and 2013 were approximately $628,000 and $788,000, respectively.

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

Results of Operations

Fiscal Year Ended November 30, 2014 Compared to Fiscal Year Ended November 30, 2013

Our consolidated net sales totaled $36,170,000 for the fiscal year ended November 30, 2014, which represents a 5.7% increase from our consolidated net sales of $34,227,000 in 2013. Our consolidated gross profit decreased as a percentage of net sales from 24.4% in 2013 to 24.1% of net sales in 2014, yet increased $359,000 over 2013 due to higher revenues from $8,366,000 in 2013 to $8,725,000 in 2014. Our consolidated operating expenses increased by 7.8%, from $6,549,000 in 2013 to $7,060,000 in 2014. Because the majority of our corporate general and administrative expenses are borne by our Agricultural Products segment, that segment represented $5,051,000 of our total consolidated operating expenses, while our Pressurized Vessels segment represented $351,000, our Modular Buildings segment represented $768,000, and our Tools segment represented $890,000 of the total.

Our consolidated operating income for the 2014 fiscal year was $1,665,000, which represents an 8.4% decrease from our consolidated operating income of $1,817,000 for the 2013 fiscal year. Our Agricultural Products segment provided operating income of $2,099,000 and our Tools segment provided operating income of $20,000 in 2014. Our Pressurized Vessels segment had an operating loss of $(312,000), and our Modular Buildings segment had an operating loss of $(142,000).

Consolidated net income for the 2014 fiscal year was $935,000, compared to $1,551,000 in the 2013 fiscal year, a decrease of $616,000, or 39.7%. This decrease is primarily a result of the gain on sale of assets recognized in fiscal 2013 and lower net sales by our Agricultural Products, Modular Buildings, and Pressurized Vessels segments, offset by net sales by our Tools segment and a decrease in certain operating expenses as compared to 2013. Our effective tax rate for the years ending November 30, 2014 and 2013 was 28.2% and 29.7%, respectively.

Agricultural Products. Our Agricultural Products segment’s sales revenue for the fiscal year ended November 30, 2014 was $27,952,000, compared to $28,199,000 during the same period of 2013, a decrease of $247,000, or 0.9%. The decrease was due to decreased sales in our beet harvester and the product lines manufactured under UHC, but was somewhat offset by increased sales of our grinder mixer product line, and sales by Agro Trend and the associated product lines for the full 2014 fiscal year. Gross profit for the fiscal year ended November 30, 2014 was 25.6%, compared to 23.1% for the same period in 2013. This increase in margin was due to changes in product mix, reductions in inventory obsolescence, and gains made in managing labor inefficiencies.

Our Agricultural Products segment’s operating expenses for the fiscal year ended November 30, 2014 were $5,051,000, compared to $5,275,000 for the same period in 2013, a decrease of $224,000 or 4.2%. This segment’s operating expenses for the fiscal year ended November 30, 2014 were 18.1% of sales, compared to 18.7% of sales for the same period in 2013. The decrease in operating expenses is largely due to decreased accruals for bonuses. Total income from operations for our Agricultural Products segment during the fiscal year ended November 30, 2014 was $2,099,000, compared to $1,234,000 for the same period in 2013, an increase of $865,000 or 70.1%.

Pressurized Vessels. Our Pressurized Vessels segment’s net sales for the fiscal year ended November 30, 2014 were $1,736,000, compared to $2,137,000 for the same period in 2013, a decrease of $401,000, or 18.8%. This decrease is due to significant labor overruns on a large project in the second fiscal quarter, which forced us to deliver orders late for a period. We continue to work to improve the consistency of our quality of goods and timely delivery of product. Fiscal year 2014 gross margin was 2.2% compared to 10.9% as of November 30, 2013. The decreased sales and production inefficiencies have been the main contributor to the decreased margins.

Modular Buildings. Our Modular Buildings segment’s net sales for the fiscal year ended November 30, 2014 were $2,965,000 compared to $3,240,000 for the same period in 2013, a decrease of $275,000, or 8.5%. Gross profit for the fiscal year ended November 30, 2014 was $626,000 compared to $1,441,000 during the same period of 2013, a decrease of $815,000, or 56.6%. The decrease was primarily due to decreased sales which reduced the absorption of our fixed costs. Operating expenses for the fiscal year ended November 30, 2014 were $768,000 compared to $769,000 for the same period in 2013. Total loss from operations from our Modular Buildings segment was $(142,000) compared to operating income of $672,000 in fiscal 2013, a decrease of $814,000 or 121.1%.

Tools. On September 30, 2013, the Company acquired the assets of Ohio Metal. For financial reporting purposes, a new segment called Tools was created. Total sales revenue for fiscal 2014 from the new division, Ohio Metal Working Products/Art’s-Way, Inc., was $3,517,000. Gross margin was 25.9% or $910,000. Operating expenses were $890,000 and income from operations was $20,000, or 0.6% of the segment’s net sales.

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

We believe that our pressurized vessel and tool sales are not seasonal. Our modular building sales are somewhat seasonal, and we believe that this is due to the budgeting and funding cycles of the universities that commonly purchase our modular buildings. We believe that this cycle can be offset by building backlogs of inventory and by increasing sales to other public and private sectors.

Liquidity and Capital Resources

 Our main source of funds during fiscal 2014 was cash generated by operating activities. Art’s-Way used $633,000 of cash to update facilities and equipment and $2,029,000 to repay borrowings under the line of credit and term debt.

 We have an $8,000,000 revolving line of credit with U.S. Bank, pursuant to which we had borrowed $2,569,109 as of November 30, 2014. We obtained financing of $1,000,000 secured by a mortgage on the facility in Canton, Ohio to help pay down the line of credit, which we drew on in fiscal 2013 for the acquisition of Ohio Metal. We have six term loans from U.S. Bank, which had outstanding principal balances of $1,662,000, $1,407,000, $588,000, $851,000, $981,000 and $966,000 as of November 30, 2014.  We also have a loan relating to our production facility in West Union, Iowa, from the Iowa Finance Authority, which had an outstanding balance of $778,000 as of November 30, 2014.

 Our loans require us to comply with various covenants, including maintaining certain financial ratios and obtaining prior written consent from US Bank for any investment in, acquisition of, or guaranty relating to another business or entity. We were in compliance with all covenants as of November 30, 2014.

For additional information about our financing activities, please refer to Note 8 to the audited consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

The following table represents our working capital and current ratio for the past two fiscal years:

	Fiscal Year Ended
	November 30, 2014	November 30, 2013
Current Assets	$20,065,961	$19,751,372
Current Liabilities	6,503,777	7,268,872
Working Capital	$13,562,0184	$12,482,500

Current Ratio	3.09	2.72

    We believe that our current financing arrangements provide sufficient cash to finance operations for the next 12 months. We expect to continue to rely on cash from financing activities to supplement our cash flows from operations in order to meet our liquidity and capital expenditure needs in the near future. We expect to continue to be able to procure financing upon reasonable terms.

Contractual Obligations Table as of November 30, 2014

Contractual Obligations

	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 years
Long-Term Debt Obligations	$10,303,924	$4,053,028	$4,020,192	$2,142,869	$87,835
Capital Lease Obligations	8,346	8,346	-	-	-
Operating Lease Obligations	12,000	12,000	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities	-	-	-	-	-
Totals	$10,324,270	$4,073,374	$4,020,192	$2,142,869	$87,835

Amounts in table include principal and interest.

Off Balance Sheet Arrangements

None.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Art's-Way Manufacturing Co., Inc.

Armstrong, Iowa

We have audited the accompanying consolidated balance sheets of Art's-Way Manufacturing Co., Inc. and Subsidiaries as of November 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Art's-Way Manufacturing Co., Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Art's-Way Manufacturing Co., Inc. and Subsidiaries as of November 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Fargo, North Dakota

January 29, 2015

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Balance Sheets

	November 30, 2014	November 30, 2013
Assets
Current assets:
Cash	$511,716	$207,950
Accounts receivable-customers, net of allowance for doubtful accounts of $35,175 and $35,474 as of November 30	2,961,834	2,999,903
Inventories, net	15,089,280	14,922,525
Deferred taxes	1,259,943	1,228,097
Cost and Profit in Excess of Billings	17,543	42,238
Income taxes receivable	100,417	108,513
Other current assets	125,229	242,146
Total current assets	20,065,961	19,751,372
Property, plant, and equipment, net	11,680,792	11,900,202
Assets held for lease, net	58,500	122,318
Goodwill	993,729	993,729
Other Assets	47,360	-
Total assets	$32,846,342	$32,767,621
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$2,569,106	$3,350,000
Current portion of term debt	1,283,897	1,228,964
Accounts payable	874,653	806,207
Customer deposits	95,411	147,505
Billings in Excess of Cost and Profit	96,382	17,721
Accrued expenses	1,584,328	1,718,475
Total current liabilities	6,503,777	7,268,872
Long-term liabilities
Deferred taxes	1,141,580	952,645
Long Term debt, excluding current portion	5,949,329	6,251,959
Total liabilities	13,594,686	14,473,476
Commitments and Contingencies (Notes 7, 8, and 14)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2014 and 2013; issued and outstanding 0 shares in 2014 and 2013.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2014 and 2013; issued and outstanding 4,048,552 in 2014 and 4,046,552 in 2013	40,486	40,466
Additional paid-in capital	2,638,651	2,616,407
Retained earnings	16,572,519	15,637,272
Total stockholders’ equity	19,251,656	18,294,145
Total liabilities and stockholders’ equity	$32,846,342	$32,767,621

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Statements of Operations

	Years Ended
	November 30, 2014	November 30, 2013
Sales	$36,169,811	$34,226,553
Cost of goods sold	27,445,242	25,860,107
Gross profit	8,724,569	8,366,446
Expenses:
Engineering	482,057	514,086
Selling	2,372,299	2,155,640
General and administrative	4,205,375	3,879,580
Total expenses	7,059,731	6,549,306
Income from operations	1,664,838	1,817,140
Other income (expense):
Interest expense	(351,899)	(296,640)
Other	(10,434)	685,344
Total other income (expense)	(362,333)	388,704
Income before income taxes	1,302,505	2,205,844
Income tax expense	367,258	654,468
Net income	$935,247	$1,551,376

Net income per share:
Basic net income per share	$0.23	$0.38
Diluted net income per share	$0.23	$0.38
Weighted average outstanding shares used to compute basic net income per share	4,047,796	4,039,530
Weighted average outstanding shares used to compute diluted net income per share	4,052,703	4,049,791

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Statements of Cash Flows

	Years Ended
	November 30, 2014	November 30, 2013
Cash flows from operations:
Net income	$935,247	$1,551,376
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock based compensation	14,504	29,812
(Gain) on disposal of property, plant, and equipment	(6,268)	(601,678)
Depreciation expense	906,702	704,457
Bad debt expense (recovery)	4,540	7,516
Deferred income taxes	157,089	(111,138)
Changes in assets and liabilities net of Agro Trend and Ohio Working Metals acquisitions:
(Increase) decrease in:
Accounts receivable	33,529	(229,412)
Inventories	(166,755)	769,641
Income taxes receivable	8,096	(108,513)
Other assets	69,559	67,652
Increase (decrease) in:
Accounts payable	68,447	151,885
Contracts in progress, net	103,356	(1,048,125)
Customer deposits	(52,094)	(84,795)
Income taxes payable	-	(821,301)
Accrued expenses	(134,147)	(279,721)
Net cash provided by (used in) operating activities	1,941,805	(2,344)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(633,078)	(842,124)
Return of asset held for lease	-	146,902
Proceeds from sale of assets	15,870	835,534
Purchase of assets of Ohio Metal Working Products	-	(3,171,805)
Purchase of assets of Agro Trend	-	(311,346)
Net cash (used in) investing activities	(617,208)	(3,342,839)
Cash flows from financing activities:
Net change in line of credit	(780,894)	3,350,000
Proceeds from term debt	1,000,000	228,339
Repayment of term debt	(1,247,697)	(1,213,550)
Proceeds from the exercise of stock options	7,760	46,390
Dividends paid to stockholders	-	(404,655)
Net cash provided by (used in) financing activities	(1,020,831)	2,006,524
Net increase/(decrease) in cash	303,766	(1,338,659)
Cash at beginning of period	207,950	1,546,609
Cash at end of period	$511,716	$207,950

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$356,470	$296,640
Income taxes	299,988	1,644,520

Acquisitions:		Agro Trend
Inventories		$223,172
Equipment, tools and dies		88,174
Goodwill and intangible assets		-
Land and Building		-
Non-Cash Activity: Stock issued for purchase of assets		-
Cash paid		$311,346

		Ohio Working Metals
Inventories		$1,141,512
Equipment, tools and dies		868,250
Goodwill and intangible assets		-
Land and Building		1,200,000
Non-Cash Activity: Assumed vacation liability		(37,957)
Cash paid		$3,171,805

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

Art’s-Way Manufacturing Co., Inc.

Notes to Consolidated Financial Statements

(1)            Summary of Significant Accounting Policies

(a)       Nature of Business

Art’s-Way Manufacturing Co., Inc. is primarily engaged in the fabrication and sale of specialized farm machinery in the agricultural sector of the United States. Primary product offerings include: portable and stationary animal feed processing equipment; hay and forage equipment; sugar beet harvesting equipment; land maintenance equipment; a line of portable grain augers; a line of manure spreaders; moldboard plows and a line of reels. The Company sells its labeled products through independent farm equipment dealers throughout the United States. In addition, the Company manufactures and supplies hay blowers to OEMs. The Company also provides after-market service parts that are available to keep its branded and OEM produced equipment operating to the satisfaction of the end user of the Company’s products.

On June 25, 2013, the Company acquired the fixed assets, raw material inventory, work-in-progress inventory and select finished goods inventory of Agro Trend, a division of Rojac Industries, Inc. of Clifford, Ontario, Canada. Agro Trend distributes agricultural equipment and manufactures commercial snow blowers and agricultural trailers. Most of the existing Agro Trend operational team was retained to continue the manufacture of snow blowers and trailers. The acquired assets and operations are reported with our agricultural products segment. For financial information related to the acquisition, see Note 12, “Acquisitions”.

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

On September 30, 2013, the Company acquired the assets of Ohio Metal Working Products Company (“Ohio Metals”) in Canton, Ohio consisting of inventory, equipment, land, and building. Ohio Metal is a domestic manufacturer and distributor of standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools. The existing Ohio Metal operational team was retained to continue the manufacturing of the carbide, PCD, and CBN tipped tools and inserts. The acquired assets and operations are reported in our Tools segment for financial reporting purposes. For financial information related to the acquisition, see Note 12, “Acquisitions”.

(b)      Principles of Consolidation

The consolidated financial statements include the accounts of Art’s-Way Manufacturing Co., Inc. and its wholly-owned subsidiaries, Universal Harvester by Art’s-Way, Inc., Art’s-Way Vessels, Inc., Art’s-Way Scientific, Inc., Art’s-Way Manufacturing International LTD, and Ohio Metal Working Products/Art’s-Way, Inc. Universal Harvester by Art’s-Way was formed in 2012 in connection with the Company’s acquisition of certain assets of UHC. Art’s-Way Manufacturing International LTD was formed in June 2013 when the Company acquired certain assets of Agro Trend while Ohio Metal Working Products/Art’s-Way, Inc. was formed in September 2013 when the Company acquired certain assets of Ohio Metal. All material inter-company accounts and transactions are eliminated in consolidation.

The financial books of International are kept in the functional currency of Canadian dollars and the financial statements are converted to U.S. Dollars for consolidation. When consolidating the financial results of the Company into U.S. Dollars for reporting purposes, the Company uses the All-Current translation method. The All-Current method requires the balance sheet assets and liabilities be translated to U.S. Dollars at the exchange rate as of quarter end. Owner’s equity is translated at historical exchange rates and retained earnings are translated at an average exchange rate for the period. Additionally, revenue and expenses are translated at average exchange rates for the periods presented. The Company monitors the resulting cumulative translation adjustment and considers it to be immaterial.

(c)       Cash Concentration

The Company maintains several different accounts at four different banks, and balances in these accounts are periodically in excess of federally insured limits. However, management believes the risk of loss to be low.

(d)      Customer Concentration

During the years ended November 30, 2014, and November 30, 2013 no one customer accounted for more than 7% and 6% of consolidated revenues, respectively.

(e)       Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written-off when deemed uncollectible. Recoveries of accounts receivable previously written-off are recorded when received. Accounts receivable are generally considered past due 60 days past invoice date, with the exception of international sales which primarily are sold with a letter of credit for 180 day terms.

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

(i)        Goodwill and Impairment

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. Art’s-Way performs an annual test for impairment of goodwill during the fourth quarter. There was no impairment of goodwill as of November 30, 2014 and 2013.

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

The Company shall classify interest and penalties to be paid on an underpayment of taxes as income tax expense. The Company files income tax returns in the U.S. federal jurisdiction and various states and Canada. The company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years ended before November 30, 2010.

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

In certain circumstances, upon the customer’s written request, we may recognize revenue when production is complete and the good is ready for shipment. At the buyer’s request, we will bill the buyer upon completing all performance obligations, but before shipment. The buyer dictates that we ship the goods per their direction from our manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that we will segregate the goods from our inventory, such that they are not available to fill other orders. This agreement also specifies that the buyer is required to purchase all goods manufactured under this agreement. Title of the goods will pass to the buyer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the buyer, and the buyer agrees to maintain insurance on the manufactured items that have not yet been shipped. The Company has operated using bill and hold agreements with certain customers for many years. The credit terms on this agreement are consistent with the credit terms on all other sales. All risks of loss are shouldered by the buyer, and there are no exceptions to the buyer’s commitment to accept and pay for these manufactured goods. Revenues recognized at the completion of production in 2014 and 2013 were approximately $628,000 and $788,000, respectively.

During fiscal 2014, the Company recognized revenues of $59,000 for transactions with related parties.

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

(l)        Research and Development

Research and development costs are expensed when incurred. Such costs approximated $191,000 and $174,000 for the years ended November 30, 2014 and 2013, respectively.

(m)      Advertising

Advertising costs are expensed when incurred. Such costs approximated $511,000 and $479,000 for the years ended November 30, 2014 and 2013, respectively.

(n)       Income Per Share

Basic net income per common share has been computed on the basis of the weighted average number of common shares outstanding. Diluted net income per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.

Basic and diluted earnings per common share have been computed based on the following as of November 30, 2014 and 2013:

	For the twelve months ended
	November 30, 2014	November 30, 2013
Basic:
Numerator: net income	$935,247	$1,551,376
Denominator: average number of common shares outstanding	4,047,796	4,039,530
Basic earnings per common share	$0.23	$0.38

Diluted:
Numerator: net income	$935,247	$1,551,376
Average number of common shares outstanding	4,047,796	4,039,530
Effect of dilutive stock options	4,907	10,261
Denominator: dilutive average number of common shares outstanding	4,052,703	4,049,791
Diluted earnings per common share	$0.23	$0.38

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

(q)      Recently Issued Accounting Pronouncements

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

Going Concern

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern” which is authoritative guidance on management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and provide related footnote disclosures, codified in ASC 205-40, Going Concern. The guidance provides a definition of the term substantial doubt, requires an evaluation every reporting period including interim periods, provides principles for considering the mitigating effect of management’s plans, requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, requires an express statement and other disclosures when substantial doubt is not alleviated, and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU No. 2015-15 is effective for annual reporting periods ending after December 15, 2016. The Company will adopt this guidance for the year-ended November 30, 2017, and it will apply to each interim and annual period thereafter. Its adoption is not expected to have a material effect on the Company's consolidated financial statements.

(q)       Fair Value Measurements

The accounting framework for determining fair value includes a hierarchy for ranking the quality and reliability of the information used to measure fair value, which enables the reader of the financial statements to assess the inputs used to develop those measurements. The fair value hierarchy consists of three tiers as follows: Level 1, defined as quoted market prices in active markets for identical securities; Level 2, defined as inputs other than Level 1 that are observable, either directly or indirectly; and Level 3, defined as unobservable inputs that are not corroborated by market data.

(2)       Allowance for Doubtful Accounts

A summary of the Company’s activity in the allowance for doubtful accounts is as follows:

	For the 12 months ended
	November 30, 2014	November 30, 2013
Balance, beginning	$35,474	$27,958
Provision charged to expense	4,540	7,516
Less amounts charged-off	(4,839)	-
Balance, ending	$35,175	$35,474

(3)       Inventories

Major classes of inventory are:

	November 30, 2014	November 30, 2013
Raw materials	$10,037,055	$10,322,014
Work in process	467,110	511,016
Finished goods	8,504,062	7,305,301
	$19,008,227	18,138,331
Less: Reserves	(3,918,947)	(3,215,806)
	$15,089,280	$14,922,525

(4)       Contracts in Progress

Amounts included in the consolidated financial statements related to uncompleted contracts are as follows:

The amounts billed on these long term contracts are due 30 days from invoice date. All amounts billed are expected to be collected within the next 12 months. Retainage was $8,048 and $0 as of November 30, 2014 and 2013, respectively.

	Cost and Profit in	Billings in Excess of
	Excess of Billings	Costs and Profit
November 30, 2014
Costs	$14,724	$623,670
Estimated earnings	4,819	204,114
	19,543	827,784
Less: amounts billed	(2,000)	(924,166)
	$17,543	$(96,382)

November 30, 2013
Costs	$326,560	$115,789
Estimated earnings	106,848	21,470
	433,408	137,259
Less: amounts billed	(391,170)	(154,980)
	$42,238	$(17,721)

(5)       Property, Plant, and Equipment

Major classes of property, plant, and equipment are:

	November 30, 2014	November 30, 2013
Land	$1,188,155	$1,188,155
Buildings and improvements	10,542,327	10,315,222
Construction in Progress	107,807	404,016
Manufacturing machinery and equipment	14,097,934	13,555,073
Trucks and automobiles	433,962	436,367
Furniture and fixtures	149,022	149,022
	26,519,207	26,047,855
Less accumulated depreciation	(14,838,415)	(14,147,653)
Property, plant and equipment	$11,680,792	$11,900,202

Depreciation expense totaled $906,702 and $704,457 for the fiscal years ended November 30, 2014 and 2013, respectively.

(6)       Accrued Expenses

Major components of accrued expenses are:

	November 30, 2014	November 30, 2013
Salaries, wages, and commissions	$673,934	$836,200
Accrued warranty expense	234,266	220,719
Other	676,128	661,556
	$1,584,328	$1,718,475

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

Changes in the Company’s product warranty liability included in “accrued expenses” for the years ended November 30, 2014 and 2013 are as follows:

	November 30, 2014	November 30, 2013
Balance, beginning	$220,719	$578,864
Settlements / adjustments	(421,787)	(605,281)
Warranties issued	435,334	247,136
Balance, ending	$234,266	$220,719

(8)       Loan and Credit Agreements

On May 1, 2013, the Company began to move all banking arrangements previously held through West Bank to U.S. Bank. The relationship with U.S. Bank now includes an $8,000,000 revolving line of credit (the “Line of Credit”) which was renewed in 2014, and is now scheduled to mature on May 1, 2015. The Line of Credit is renewable annually with advances funding the Company’s working capital needs and is secured by real property and fixed asset collateral. The interest rate is U.S. Bank’s prime interest rate, adjusted each time that the Federal prime rate changes, with a minimum rate of 3.50%. As of November 30, 2014, the interest rate was the minimum of 3.50%. Monthly interest-only payments are required and the unpaid principal is due on the maturity date. As of November 30, 2014, the Company had a principal balance of $2,569,109 outstanding against the Line of Credit. The Line of Credit states that the borrowing base will be an amount equal to the sum of 75% of accounts receivable (discounted for aged accounts and customer balances exceeding 20% of aggregate receivables), plus 50% of inventory (this component cannot exceed $6,000,000 and only includes finished goods and raw materials deemed to be in good condition and not obsolete), less any outstanding loan balance of the Line of Credit, and less undrawn amounts of outstanding letters of credit issued by U.S. Bank or any affiliate. The Company’s obligations under the Line of Credit are evidenced by a Revolving Credit Note effective May 1, 2013, a Revolving Credit Agreement dated May 1, 2013 and certain other ancillary documents.

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

On May 29, 2014, the Company obtained $1,000,000 in long-term debt from U.S. Bank to partially pay down the line of credit draw from 2013 that it had used to finance the building and property of Ohio Metal in Canton, Ohio. The maturity date of this loan is May 25, 2017, with a final payment of principal and accrued interest in the amount of $890,000 due May 25, 2017. This loan is secured by a mortgage on the building and property acquired from Ohio Metal in Canton, Ohio pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 29, 2014. The Term Loan Agreements also require the Company to comply with a covenant to obtain consent from U.S. Bank prior to declaring a dividend payment.

Except for the U.S. Bank UHC Loan (as defined below), each of the Company’s term loans from U.S. Bank is governed by a Term Note and a Term Loan Agreement. Each Term Loan Agreement and the Revolving Credit Agreement require the Company to provide monthly internally prepared financial reports, year-end audited financial statements, and a monthly aging of accounts receivable. The Company, as of the end of each fiscal quarter, must maintain a debt to tangible net worth ratio of not more than 1.5 to 1.0 and a fixed charge coverage ratio of at least 1.15 to 1.00. The Company was in compliance with all covenants under the Term Loan Agreements and the Revolving Credit Agreement as measured on November 30, 2014. The next measurement date is February 28, 2015. The loans are secured by a first position security interest on the assets of the Company and its subsidiaries, including but not limited to, inventories, machinery, equipment and real estate, in accordance with the Business Security Agreements entered into by the Company and its subsidiaries and the Pledge Agreements entered into by the subsidiaries. Additionally, the Company has mortgaged certain real property in favor of U.S. Bank as documented by mortgage agreements dated May 1, 2013 and May 29, 2014 (together, the “Mortgages”).

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

On May 10, 2012, the Company obtained $880,000 in long-term debt from U.S. Bank issued to acquire the building and property of UHC located in Ames, Iowa (the “U.S. Bank UHC Loan”). The maturity date of this loan is May 10, 2017, with a final payment of principal and accrued interest in the amount of $283,500 due May 10, 2017. This loan is secured by a mortgage on the building and property acquired from UHC in Ames, Iowa, pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 10, 2012. On May 1, 2013, the U.S. Bank UHC Loan and the Mortgage were amended to extend the mortgage to secure the 2013 U.S. Bank Term Loans in addition to the U.S. Bank UHC Loan.

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

On June 1, 2009, Art’s-Way Scientific received funds from two $95,000 promissory notes in connection with an agreement signed August 7, 2007 between Art’s-Way Scientific and the Iowa Department of Economic Development. Art’s-Way Scientific paid off these loans at their respective maturities in June and July of 2014.

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

The Company was in compliance with all covenants under the IFA Loan Agreement as measured on November 30, 2014. The next measurement date is November 30, 2015.

A summary of the Company’s term debt is as follows:

	November 30, 2014	November 30, 2013

U.S. Bank loan payable in monthly installments of $42,500 including interest at 2.98%, due May 1, 2018	$1,662,311	$2,114,675

U.S. Bank loan payable in monthly installments of $11,000 including interest at 2.98%, due May 1, 2018	850,930	955,507

U.S. Bank loan payable in monthly installments of $12,550 including interest at 2.98%, due May 1, 2018	965,889	1,085,350

U.S. Bank loan payable in monthly installments of $27,800 including interest at 2.98%, due May 1, 2018	1,407,366	1,693,752

U.S. Bank loan payable in monthly installments of $11,700 including interest at 3.15%, due May 10, 2017	588,101	707,719

U.S. Bank loan payable in monthly installments of $5,556 including interest at 2.98%, due May 25, 2017	980,940	-

Iowa Finance Authority loan payable in monthly installments of $12,500 including interest at 2.75%, due June 1, 2020	777,689	904,662

IDED loan payable in monthly installments of $2,437 including interest at 6%, due June 1, 2014	-	14,375

IDED loan payable in monthly installments of $813 including interest at 0%, due June 1, 2014	-	4,883
Total term debt	$7,233,226	$7,480,923
Less current portion of term debt	1,283,897	1,228,964
Term debt, excluding current portion	$5,949,329	$6,251,959

 A summary of the minimum maturities of term debt follows for the years ending November 30:

Year:	Amount
2015	$1,283,897
2016	1,322,663
2017	2,433,936
2018	1,959,763
2019	145,941
2020 and thereafter	87,026
$7,233,226

(9)       Employee Benefit Plans

The Company sponsors a defined contribution 401(k) savings plan which covers substantially all full-time employees who meet eligibility requirements. Participating employees may contribute as salary reductions any amount of their compensation up to the limit prescribed by the Internal Revenue Code. The Company makes a 25% matching contribution to employees contributing a minimum of 4% of their compensation, up to 1% of eligible compensation. The Company recognized an expense of $54,544 and $38,145 related to this plan during the years ended November 30, 2014 and 2013, respectively.

(10)     Equity Incentive Plan

On November 30, 2014, the Company had one equity incentive plan, the 2011 Plan, which is described below. The compensation cost charged against income was $14,504 and $29,812 for 2014 and 2013, respectively. The total income tax deductions for share-based compensation arrangements were $7,260 and $17,210 for 2014 and 2013, respectively. No compensation cost was capitalized as part of inventory or fixed assets.

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

	2014			2013
Expected Volatility		32.28%		53.71%
Expected Dividend Yield	1.236%	-	1.277%	1.063%
Expected Term (in years)		2		2
Risk-Free Rate		3.25%		3.25%

Summary of activity under the plans as of November 30, 2014 and 2013, and changes during the years then ended as follows:

2014 Option Activity

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options Outstanding at beginning of period	143,000	$9.00	-	-
Granted	19,000	$6.10	-	-
Exercised	(2,000)	$3.88	-	$4,020
Options Expired or Forfeited	-	$-	-	-
Options Outstanding at end of Period	160,000	$8.72	5.14	$15,400
Options Exercisable at end of Period	155,000	$8.81	5.27	$15,400

2013 Option Activity

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options Outstanding at beginning of period	163,000	$9.16	-	-
Granted	14,000	$6.40	-	-
Exercised	(9,000)	$5.15	-	$13,970
Options Expired or Forfeited	(25,000)	$10.04	-	-
Options Outstanding at end of Period	143,000	$9.00	5.71
Options Exercisable at end of Period	143,000	$9.00	5.71	$48,400

The weighted-average grant-date fair value of options granted during the year 2014 and 2013 was $1.17 and $2.64 respectively.

A summary of the status of the Company’s non-vested shares as of November 30, 2014, and changes during the year ended November 30, 2014, is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of period	-	$0.00
Granted	19,000	$1.17
Vested	(14,000)	$1.18
Forfeited	-	$0.00
Non-vested at end of period	5,000

As of November 30, 2014, there was $3,881 unrecognized compensation cost related to non-vested share-based compensation arrangements under the plan. The total fair value of shares vested during the years ended November 30, 2014 and 2013 was $0 and $2,100 respectively.

The cash received from the exercise of options during fiscal year 2014 was $7,760, compared to $46,390 in 2013.

During the fiscal year 2014 the Company did not issue any restricted stock, and 500 shares of restricted stock became unrestricted. During fiscal year 2013 the Company issued 2,500 shares of restricted stock under the 2011 Plan. During fiscal year 2013, 1300 shares of restricted stock became unrestricted. Compensation expense of $3,240 and $8,554 was recognized in 2014 and 2013, respectively, for shares of restricted stock.

(11)     Income Taxes

Total income tax expense (benefit) for the years ended November 30, 2014 and 2013 consists of the following:

	November 30
	2014	2013
Current Expense	$307,452	$765,606
Deferred expense (benefit)	59,806	(111,138)
	$367,258	$654,468

The reconciliation of the statutory Federal income tax rate is as follows:

	November 30
	2014	2013
Statutory federal income tax rate	34.0%	34.0%
R&D tax credits	(2.0)	(1.0)
Permanent Differences and Other	(3.8)	(3.3)
	28.2%	29.7%

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at November 30, 2014 and 2013 are presented below:

	November 30
	2014	2013
Current deferred tax assets (liabilities):
Accrued expenses	$147,000	$168,000
Inventory capitalization	22,000	24,000
Asset reserves	1,091,000	1,036,000
Total current deferred tax assets	$1,260,000	$1,228,000
Non-current deferred tax assets
Property, plant, and equipment	$(1,142,000)	$(953,000)
Total non-current deferred tax assets (liabilities)	$(1,142,000)	$(953,000)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

(12)     Acquisitions

On June 25, 2013, the Company acquired the fixed assets, raw material inventory, work-in-process inventory, and select finished good inventory of Agro Trend, a division of Rojac Industries, Inc. of Clifford, Ontario, Canada. A new entity was formed, Art's Way Manufacturing International LTD, which is included in the agricultural products segment for financial reporting purposes. International will lease the facility in Clifford, Ontario and is continuing manufacturing, marketing and sales from the Canadian location. The amount paid in US dollars for the acquisition of assets totaled $311,000 ($88,000 in fixed assets and $223,000 in inventory). The amounts paid in the acquisition approximate fair value, which was determined utilizing the cost and, to a lesser extent, the market approach. This non-recurring fair value measurement is based Level 3 inputs of the fair value hierarchy, which are discussed in more detail in Note 13. Key assumptions used in determining the fair value include estimated replacement costs, physical deterioration, economic and functional obsolescence to adjust the current replacement costs as well as the estimated economic lives of the assets. The purchase price allocation has been reviewed and is final. The operating results of the acquired business are reflected in the Company’s consolidated statement of operations from the acquisition date forward. The acquisition was made to continue the Company’s growth strategy and diversify its product offerings inside the agricultural industry.

The acquisition also includes a consignment arrangement regarding $600,000 of select finished good inventory. As part of the arrangement, International agreed to use reasonable efforts to sell the inventory including providing a sales and marketing plan with projections within 60 days of the closing date and meeting with the consignor quarterly to discuss progress. On a monthly basis, International agreed to pay the consignor an amount equal to the cost base of the inventory sold that month. As of November 30, 2014, International had sold $393,000 of the consigned inventory.

The financial books of the International operations are kept in the functional currency of Canadian dollars and the financial statements are converted to U.S. Dollars for consolidation. When consolidating the financial results of International into U.S. Dollars for reporting purposes, the Company uses the All-Current translation method. The All-Current method requires the balance sheet assets and liabilities be translated to U.S. Dollars at the exchange rate as of quarter end. Owner’s equity is translated at historical exchange rates and retained earnings are translated at an average exchange rate for the period. Additionally, revenue and expenses are translated at average exchange rates for the periods presented. The Company monitors the resulting cumulative translation adjustment and considers it to be immaterial.

On September 30, 2013, the Company acquired the assets of Ohio Metal in Canton, Ohio consisting of inventory, equipment, real property, and intangible assets. A new entity was formed, Ohio Metal Working Products/Art’s-Way, Inc (“Metals”). A new segment called Tools was created for financial reporting purposes. Ohio Metal Working Products/Art’s-Way, Inc. is a domestic manufacturer and distributor of standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools. The amount paid for the acquisition totaled approximately $3,172,000 ($1,142,000 in inventory, $1,200,000 in land and building, $868,000 in fixed assets, and a reduction for assumed vacation liability of $38,000). The amounts paid in the acquisition approximate fair value, which was determined utilizing the cost and, to a lesser extent, the market approach. This non-recurring fair value measurement is based Level 3 inputs of the fair value hierarchy, which are discussed in more detail in Note 13. Key assumptions used in determining the fair value include estimated replacement costs, physical deterioration, economic and functional obsolescence to adjust the current replacement costs as well as the estimated economic lives of the assets. The acquisition was financed by accessing the line of credit available through U.S. Bank, and on May 29, 2014 the Company obtained a mortgage for the property and buildings in the amount of $1,000,000 which was used to pay down on the line of credit. The operating results of the acquired business are reflected in the Company’s consolidated statements of operations from the acquisition date forward. The acquisition was made to continue the Company’s growth strategy and diversify its product offerings.

(13)     Disclosures About the Fair Value of Financial Instruments

At November 30, 2014 and 2013, the carrying amount approximates fair value for cash, accounts receivable, accounts payable, notes payable to bank, and other current liabilities due to the short maturity of these instruments. The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

(14)     Litigation and Contingencies

Various legal actions and claims that arise in the normal course of business are pending against the Company. In the opinion of management adequate provisions have been made in the accompanying financial statements for all pending legal actions and other claims.

(15)     Segment Information

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

Approximate financial information with respect to the reportable segments is as follows.

	Twelve Months Ended November 30, 2014
	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Revenue from external customers	$27,952,000	$1,736,000	$2,965,000	$3,517,000	$36,170,000
Gross Profit	7,150,000	39,000	626,000	910,000	$8,725,000
Operating Expense	5,051,000	351,000	768,000	890,000	$7,060,000
Income (loss) from operations	2,099,000	(312,000)	(142,000)	20,000	$1,665,000
Income (loss) before tax	1,842,000	(341,000)	(165,000)	(33,000)	$1,303,000
Total Assets	24,587,000	2,548,000	2,503,000	3,210,000	$32,846,000
Capital expenditures	581,000	27,000	-	25,000	$633,000
Depreciation & Amortization	537,000	108,000	146,000	116,000	$907,000

	Twelve Months Ended November 30, 2013
	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Revenue from external customers	$28,199,000	$2,137,000	$3,240,000	$651,000	$34,227,000
Gross Profit	6,508,000	234,000	1,441,000	183,000	$8,366,000
Operating Expense	5,275,000	360,000	769,000	145,000	$6,549,000
Income (loss) from operations	1,234,000	(127,000)	672,000	38,000	$1,817,000
Income (loss) before tax	1,718,000	(221,000)	680,000	29,000	$2,206,000
Total Assets	23,279,000	2,758,000	3,092,000	3,639,000	$32,768,000
Capital expenditures	776,000	41,000	20,000	5,000	$842,000
Depreciation & Amortization	413,000	105,000	158,000	28,000	$704,000

(16)     Subsequent Events

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, including the person serving as our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) of 1992. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of November 30, 2014.

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

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. Directors, Executive Officers and corporate governance.

The information required by Item 10 is incorporated by reference to the sections entitled “Questions and Answers about the 2015 Annual Meeting and Voting,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance”, and “Executive Officers” in our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to the section entitled “Executive Compensation” in our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Principal Stockholders,” “Security Ownership of Directors and Management” and “Equity Compensation Plan Information” in our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and director independence.

The information required by Item 13 is incorporated by reference to the sections entitled “Corporate Governance” and “Certain Transactions and Business Relationships” in our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the section entitled “Independent Registered Public Accountant Firm” in our definitive proxy statement relating to our 2015 Annual Meeting of Stockholders.

PART IV

Item 15.       Exhibits, FINANCIAL STATEMENT SCHEDULES.

(a)     Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Eide Bailly, LLP on Consolidated Financial Statements as of November 30, 2014 and 2013

Consolidated Balance Sheets as of November 30, 2014 and 2013

Consolidated Statements of Operations for each of the two years in the period ended November 30, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for each of the two years in the period ended November 30, 2014 and 2013

Consolidated Statements of Cash Flows for each of the two years in the period ended November 30, 2014 and 2013

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

ART’S-WAY MANUFACTURING CO., INC.

Date:	January 29, 2015	/s/ Carrie L. Majeski
Carrie L. Majeski
President, and Chief Executive Officer

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

Date: January 29, 2015	/s/ Carrie L. Majeski
Carrie L. Majeski President and Chief Executive Officer

Date: January 29, 2015	/s/ Amber J. Murra
Amber J. Murra, Chief Financial Officer (principal accounting officer)

Date: January 29, 2015	/s/ J. Ward McConnell, Jr.
J. Ward McConnell, Jr., Chairman, Director

Date: January 29, 2015	/s/ Joseph R. Dancy
Joseph R. Dancy, Director

Date: January 29, 2015	/s/ James E. Lynch
James E. Lynch, Director

Date: January 29, 2015	/s/ Douglas R. McClellan
Douglas R. McClellan, Director

Date: January 29, 2015	/s/ Marc H. McConnell
Marc H. McConnell, Vice Chairman, Director

Date: January 29, 2015	/s/ Thomas E. Buffamante
Thomas E. Buffamante, Director
Date: January 29, 2015	/s/ David R. Castle
David R. Castle, Director

Art’s-Way Manufacturing Co., Inc.

Exhibit Index to Form 10-K

For Fiscal Year Ended November 30, 2014

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

10.4*	Director Compensation Policy – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2014.
10.5*	Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2011.
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

10.15

Manufacturing Facility Revenue Note, dated May 28, 2010, as amended February 1, 2013 – incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2013.

10.16

First Amendment to Loan Agreement between the Company and the Iowa Finance Authority, dated February 1, 2013 – incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2013.

10.17

Revolving Credit Note, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank N.A., dated May 1, 2013 – incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

10.18

Revolving Credit Agreement, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank N.A., dated May 1, 2013 – incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

10.19

Term Note for loan in the amount of $1,143,600, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank N.A., dated May 1, 2013 – incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

10.20

Term Loan Agreement for loan in the amount of $1,143,600, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank N.A., dated May 1, 2013 – incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

10.21

Term Note for loan in the amount of $2,335,500, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank N.A., dated May 1, 2013 – incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.

10.22

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

10.31	Pledge Agreement, by Art’s-Way Vessels, Inc., dated May 1, 2013 – incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.
10.32	Pledge Agreement, by Art’s-Way Scientific, Inc., dated May 1, 2013 – incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.
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

10.41*	Employment Agreement, by and between the Company and Amber Murra, dated May 1, 2014 (effective as of May 27, 2014) – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 6, 2014.
10.42	Term Note for loan in the amount of $1,000,000, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank National Association, dated May 29, 2014 – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014.
10.43	Term Loan Agreement for loan in the amount of $1,000,000, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank National Association, dated May 29, 2014 – incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014.
10.44	Open-End Mortgage, Security Agreement and Assignment of Rents and Leases, between Ohio Metal Working Products/Art’s-Way, Inc. and U.S. Bank National Association, dated May 29, 2014-- incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014.
10.45	Amendment to Loan Agreements, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank National Association, dated June, 2014 incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014.
10.46	Amendment to Loan Agreement, between Art's-Way Manufacturing Co., Inc. and U.S. Bank National Association, regarding Ohio Term Note and Loan Agreement, dated June, 2014 incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014.
10.47	Pledge Agreement, by Ohio Metal Working Products/Art’s-Way, Inc., dated June, 2014 -- incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014.
10.48	Reaffirmation of Guaranty, by Ohio Metal Working Products/Art’s-Way, Inc., dated May 29, 2014 – incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014.
10.49	Reaffirmation of Guaranty, by Art’s-Way Vessels, Inc., dated May 29, 2014 – incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014.
10.50	Reaffirmation of Guaranty, by Art’s-Way Scientific, Inc., dated May 29, 2014 – incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014.
10.51	Reaffirmation of Guaranty, by Universal Harvester by Art’s-Way, Inc., dated May 29, 2014 – incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014.
10.52	Amendment to Loan Agreement and Note, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank National Association, dated June 1, 2014 – incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014.
21.1	List of Subsidiaries – filed herewith.
23.1	Consent of independent registered public accounting firm – filed herewith.
24.1	Power of Attorney (included on the “Signatures” page of this report on Form 10-K).
31.1	Certificate pursuant to 17 CFR 240 13(a)-14(a) – filed herewith.
31.2	Certificate pursuant to 17 CFR 240 13(a)-14(a) – filed herewith.
32.1	Certificate pursuant to 18 U.S.C. Section 1350 – filed herewith.
32.2	Certificate pursuant to 18 U.S.C. Section 1350 – filed herewith.
101

The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flows, (iv) the Consolidated Statement of Stockholders’ Equity, and (v) Notes to the Consolidated Financial Statements.

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

David R. Castle

Director of Operations Worldwide Avery Weigh-Tronix LLC

Chairman of the Compensation & Stock Option Committee

Marc H. McConnell

Vice Chairman of the Board of Directors

President of Bauer Corporation

Director of Mountain Aircraft Services, Inc.

Past President and current Director of Farm Equipment Manufacturers Association

Past President and current Director of American Ladder Institute

Director of McConnell Holdings, Inc.

Past President and current Chairman and Director of West Town Bank and Trust

OFFICERS

Carrie L. Majeski President and Chief Executive Officer
Amber J. Murra Chief Financial Officer

ART’S-WAY MANUFACTURING
Kent C. Kollasch Director of Information Service	Gary Tonderum Director of Purchasing

Jeff Lalumendre Director of Manufacturing	Darren McGregor Director of Engineering

Brian Rawson Director of Sales and Marketing	Penny Titus General Manager - Ames

ART’S-WAY VESSELS
Larry Cornell General Manager	Patrick O’Neill Sales Manager

ART’S-WAY SCIENTIFIC
Dan Palmer President Art’s-Way Scientific	John Fuelling Production Manager

ART’S-WAY INTERNATIONAL LTD.
Terry Tubman General Manager

OHIO METAL WORKING PRODUCTS
Mark Bresson General Manager

CORPORATE INFORMATION

Principal Office 5556 Highway 9 West P.O. Box 288 Armstrong, Iowa 50514-0288	Transfer Agent American Stock Transfer & Trust Company New York, New York

Registered Office The Corporation Trust Co. 1209 Orange Street Wilmington, Delaware	Stock Information Carrie L. Majeski (712) 864-3131

Independent Registered Public Accounting Firm Eide Bailly, LLP Fargo, North Dakota	Trading Information NASDAQ Stock Market, LLC NASDAQ symbol: ARTW