Form 10-K/A
period 2014-11-30
ARTS WAY MANUFACTURING CO INC
filed 2015-03-17
CIK 7623

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Art’s-Way Manufacturing Co., Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended November 30, 2014, which was originally filed with the Securities and Exchange Commission (the “Commission”) on January 29, 2015 (the “Original Filing”), for the purpose of including the Consolidated Statement of Stockholders’ Equity table, which was inadvertently omitted from Item 8 of the Original Filing, and furnishing the associated XBRL Interactive Data File, which was inadvertently omitted from the Original Filing. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment also includes currently dated certifications from the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and a currently dated consent of the independent auditor. As required by the rules of the Commission, this Amendment sets forth an amended “Item 15. Exhibits, Financial Statement Schedules” in its entirety, which includes the currently dated consent of the independent auditor and currently dated certifications of the Company's principal executive officer and principal financial officer as Exhibits 23.1, 31.1, 31.2, 32.1 and 32.2, respectively. This Amendment does not otherwise update any exhibits of the Original Filing.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the dates described in the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Commission subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in this Amendment.

Art’s-Way Manufacturing Co., Inc.

Index to Annual Report on Form 10-K/A

Amendment No. 1

Part I
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	5

Part IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES	25

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

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Statements of Stockholders' Equity

Years Ended November 30, 2014 and 2013

	Common Stock		Additional
	Number of		paid-in	Retained
	shares	Par value	capital	earnings	Total

Balance, November 30, 2012	4,035,052	$40,351	$2,540,320	$14,490,551	$17,071,222
Exercise of stock options	9,000	90	46,300	-	46,390
Stock based compensation	2,500	25	29,787	-	29,812
Dividends paid, $0.10 per share	-	-	-	(404,655)	(404,655)
Net income	-	-	-	1,551,376	1,551,376
Balance, November 30, 2013	4,046,552	$40,466	$2,616,407	$15,637,272	$18,294,145
Exercise of stock options	2,000	20	7,740	-	7,760
Stock based compensation	-	-	14,504	-	14,504
Net income	-	-	-	935,247	935,247
Balance, November 30, 2014	4,048,552	$40,486	$2,638,651	$16,572,519	$19,251,656

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

PART IV

Item 15.       Exhibits, FINANCIAL STATEMENT SCHEDULES.

(a)     Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K/A:

Report of Eide Bailly, LLP on Consolidated Financial Statements as of November 30, 2014 and 2013

Consolidated Balance Sheets as of November 30, 2014 and 2013

Consolidated Statements of Operations for each of the two years in the period ended November 30, 2014 and 2013

Consolidated Statements of Cash Flows for each of the two years in the period ended November 30, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for each of the two years in the period ended November 30, 2014 and 2013

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. Not applicable.

(3)	Exhibits. See “Exhibit Index to Form 10-K/A” immediately following the signature page of this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date:	March 17, 2015	/s/ Carrie L. Majeski
Carrie L. Majeski
President and Chief Executive Officer

Art’s-Way Manufacturing Co., Inc.

Exhibit Index to Form 10-K/A (Amendment No. 1)

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

10.41*	Employment Agreement, by and between the Company and Amber Murra, dated May 1, 2014 (effective as of May 27, 2014) – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 6, 2014.
10.42	Term Note for loan in the amount of $1,000,000, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank National Association, dated May 29, 2014 – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014.
10.43	Term Loan Agreement for loan in the amount of $1,000,000, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank National Association, dated May 29, 2014 – incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014.
10.44	Open-End Mortgage, Security Agreement and Assignment of Rents and Leases, between Ohio Metal Working Products/Art’s-Way, Inc. and U.S. Bank National Association, dated May 29, 2014-- incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014.
10.45	Amendment to Loan Agreements, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank National Association, dated June, 2014 incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014.
10.46	Amendment to Loan Agreement, between Art's-Way Manufacturing Co., Inc. and U.S. Bank National Association, regarding Ohio Term Note and Loan Agreement, dated June, 2014 incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014.
10.47	Pledge Agreement, by Ohio Metal Working Products/Art’s-Way, Inc., dated June, 2014 -- incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014.
10.48	Reaffirmation of Guaranty, by Ohio Metal Working Products/Art’s-Way, Inc., dated May 29, 2014 – incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014.
10.49	Reaffirmation of Guaranty, by Art’s-Way Vessels, Inc., dated May 29, 2014 – incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014.
10.50	Reaffirmation of Guaranty, by Art’s-Way Scientific, Inc., dated May 29, 2014 – incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014.
10.51	Reaffirmation of Guaranty, by Universal Harvester by Art’s-Way, Inc., dated May 29, 2014 – incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014.
10.52	Amendment to Loan Agreement and Note, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank National Association, dated June 1, 2014 – incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014.
21.1	List of Subsidiaries – incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2014.
23.1	Consent of independent registered public accounting firm – filed herewith.
24.1	Power of Attorney (included on the “Signatures” page of the Annual Report on Form 10-K for the fiscal year ended November 30, 2014).
31.1	Certificate pursuant to 17 CFR 240 13(a)-14(a) – filed herewith.
31.2	Certificate pursuant to 17 CFR 240 13(a)-14(a) – filed herewith.
32.1	Certificate pursuant to 18 U.S.C. Section 1350 – filed herewith.
32.2	Certificate pursuant to 18 U.S.C. Section 1350 – filed herewith.
101

The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flows, (iv) the Consolidated Statement of Stockholders’ Equity filed herewith, and (v) Notes to the Consolidated Financial Statements.

(*) Indicates a management contract or compensatory plan or arrangement.