Form 10-Q
period 2015-02-28
ARTS WAY MANUFACTURING CO INC
filed 2015-03-31
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2015

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 0-5131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

DELAWARE	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of common shares outstanding as of March 18, 2015: 4,061,052

Art’s-Way Manufacturing Co., Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	February 28, 2015	November 30, 2014
Assets
Current assets:
Cash	$902,041	$511,716
Accounts receivable-customers, net of allowance for doubtful accounts of $42,801 and $35,175 in 2015 and 2014, respectively	2,786,565	2,961,834
Inventories, net	16,133,176	15,089,280
Deferred taxes	1,274,730	1,259,943
Cost and Profit in Excess of Billings	-	17,543
Income taxes receivable	7,904	100,417
Other current assets	458,067	125,229
Total current assets	21,562,483	20,065,961
Property, plant, and equipment, net	11,532,096	11,680,792
Assets held for lease, net	42,546	58,500
Goodwill	993,729	993,729
Other Assets	45,198	47,360
Total assets	$34,176,052	$32,846,342
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$3,473,367	$2,569,106
Current portion of term debt	1,293,675	1,283,897
Accounts payable	1,046,180	874,653
Customer deposits	786,836	95,411
Billings in Excess of Cost and Profit	170,155	96,382
Accrued expenses	1,411,048	1,584,328
Total current liabilities	8,181,261	6,503,777
Long-term liabilities
Deferred taxes	1,141,580	1,141,580
Long Term debt, excluding current portion	5,622,642	5,949,329
Total liabilities	14,945,483	13,594,686
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2015 and 2014; issued and outstanding 0 shares in 2015 and 2014.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2015 and 2014; issued and outstanding 4,059,552 in 2015 and 4,048,552 in 2014	40,596	40,486
Additional paid-in capital	2,651,686	2,638,651
Retained earnings	16,538,287	16,572,519
Total stockholders’ equity	19,230,569	19,251,656
Total liabilities and stockholders’ equity	$34,176,052	$32,846,342

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	February 28, 2015	February 28, 2014
Sales	$7,289,129	$6,237,336
Cost of goods sold	5,236,994	4,896,923
Gross profit	2,052,135	1,340,413
Expenses:
Engineering	115,679	113,539
Selling	564,714	536,149
General and administrative	1,042,593	985,661
Total expenses	1,722,986	1,635,349
Income (loss) from operations	329,149	(294,936)
Other income (expense):
Interest expense	(79,485)	(53,939)
Other	(4,864)	5,675
Total other income (expense)	(84,349)	(48,264)
Income (loss) before income taxes	244,800	(343,200)
Income tax expense (benefit)	76,605	(84,888)
Net income (loss)	$168,195	$(258,312)

Net income per share:
Basic net income (loss) per share	$0.04	$(0.06)
Diluted net income (loss) per share	$0.04	$(0.06)
Weighted average outstanding shares used to compute basic net income per share	4,050,507	4,046,552
Weighted average outstanding shares used to compute diluted net income per share	4,051,754	4,046,552

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	February 28, 2015	February 28, 2014
Cash flows from operations:
Net income (loss)	$168,195	$(258,312)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	13,145	-
Loss on disposal of property, plant, and equipment	7,269	-
Depreciation expense	229,454	212,989
Bad debt expense (recovery)	7,626	(5,966)
Deferred income taxes	(14,787)	-
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	167,643	594,980
Inventories	(1,043,896)	(998,188)
Income taxes receivable	92,513	(116,824)
Other assets	(330,677)	(381,292)
Increase (decrease) in:
Accounts payable	171,526	250,684
Contracts in progress, net	91,316	22,243
Customer deposits	691,425	1,134,311
Accrued expenses	(173,280)	(288,108)
Net cash provided by operating activities	77,472	166,517
Cash flows from investing activities:
Purchases of property, plant, and equipment	(86,528)	(432,032)
Proceeds from sale of assets	14,456	-
Net cash (used in) investing activities	(72,072)	(432,032)
Cash flows from financing activities:
Net change in line of credit	904,261	452,810
Repayment of term debt	(316,909)	(308,330)
Dividends paid to stockholders	(202,428)	-
Net cash provided by financing activities	384,925	144,480
Net increase/(decrease) in cash	390,325	(121,035)
Cash at beginning of period	511,716	207,950
Cash at end of period	$902,041	$86,915

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$80,860	$53,939
Income taxes	-	32,902

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K and the amendment thereto on Form 10-K/A for the fiscal year ended November 30, 2014. The results of operations for the three months ended February 28, 2015 are not necessarily indicative of the results for the fiscal year ending November 30, 2015.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three months ended February 28, 2015. Actual results could differ from those estimates.

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

Basic and diluted earnings (loss) per common share have been computed based on the following as of February 28, 2015 and February 28, 2014:

	For the three months ended
	February 28, 2015	February 28, 2014
Basic:
Numerator: net income	$168,195	$(258,312)
Denominator: average number of common shares outstanding	4,050,507	4,046,552
Basic earnings per common share	$0.04	$(0.06)

Diluted:
Numerator: net income	$168,195	$(258,312)
Average number of common shares outstanding	4,050,507	4,046,552
Effect of dilutive stock options	1,247	0
Denominator: dilutive average number of common shares outstanding	4,051,754	4,046,552
Diluted earnings per common share	$0.04	$(0.06)

4)	Inventory

Major classes of inventory are:

	February 28, 2015	November 30, 2014
Raw materials	$9,159,541	$10,037,055
Work in process	639,035	467,110
Finished goods	10,079,813	8,504,062
	$19,878,389	$19,008,227
Less: Reserves	(3,745,213)	(3,918,947)
	$16,133,176	$15,089,280

5)	Accrued Expenses

Major components of accrued expenses are:

	February 28, 2015	November 30, 2014
Salaries, wages, and commissions	$541,554	$673,934
Accrued warranty expense	246,490	234,266
Other	623,004	676,128
	$1,411,048	$1,584,328

6)	Product Warranty

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

Changes in the Company’s product warranty liability for the three months ended February 28, 2015 and February 28, 2014 are as follows:

	For the three months ended
	February 28, 2015	February 28, 2014
Balance, beginning	$234,266	$220,719
Settlements / adjustments	(91,525)	(151,577)
Warranties issued	103,749	84,313
Balance, ending	$246,490	$153,455

7)	Loan and Credit Agreements

On May 1, 2013, the Company began to move all banking arrangements previously held through West Bank to U.S. Bank. The relationship with U.S. Bank now includes an $8,000,000 revolving line of credit (the “Line of Credit”) which was renewed in 2014, and is now scheduled to mature on May 1, 2015. The Line of Credit is renewable annually with advances funding the Company’s working capital needs and is secured by real property and fixed asset collateral. We expect to renew the line of credit prior to its maturity date. The interest rate is U.S. Bank’s prime interest rate, adjusted each time that the Federal prime rate changes, with a minimum rate of 3.50%. As of February 28, 2015, the interest rate was the minimum of 3.50%. Monthly interest-only payments are required and the unpaid principal is due on the maturity date. As of February 28, 2015, the Company had a principal balance of $3,473,367 outstanding against the Line of Credit, with $2,603,803 remaining available The Line of Credit states that the borrowing base will be an amount equal to the sum of 75% of accounts receivable (discounted for aged accounts and customer balances exceeding 20% of aggregate receivables), plus 50% of inventory (this component cannot exceed $6,000,000 and only includes finished goods and raw materials deemed to be in good condition and not obsolete), less any outstanding loan balance of the Line of Credit, and less undrawn amounts of outstanding letters of credit issued by U.S. Bank or any affiliate. The Company’s obligations under the Line of Credit are evidenced by a Revolving Credit Note effective May 1, 2013, a Revolving Credit Agreement dated May 1, 2013 and certain other ancillary documents.

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

On May 29, 2014, the Company obtained $1,000,000 in long-term debt from U.S. Bank to partially pay down the line of credit draw from 2013 that it had used to finance the purchase of the building and property of Ohio Metal Working Products Company in Canton, Ohio. The maturity date of this loan is May 25, 2017, with a final payment of principal and accrued interest in the amount of $890,000 due May 25, 2017. This loan is secured by a mortgage on the building and property acquired from Ohio Metal Working Products Company in Canton, Ohio pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 29, 2014.

Except for the U.S. Bank UHC Loan (as defined below), each of the Company’s term loans from U.S. Bank is governed by a Term Note and a Term Loan Agreement. Each Term Loan Agreement and the Revolving Credit Agreement require the Company to provide monthly internally prepared financial reports, year-end audited financial statements, and a monthly aging of accounts receivable. The Company, as of the end of each fiscal quarter, must maintain a debt to tangible net worth ratio of not more than 1.5 to 1.0 and a fixed charge coverage ratio of at least 1.15 to 1.00. The Company was in compliance with all covenants under the Term Loan Agreements and the Revolving Credit Agreement as measured on February 28, 2015. The next measurement date is May 31, 2015. The loans are secured by a first position security interest on the assets of the Company and its subsidiaries, including but not limited to, inventories, machinery, equipment and real estate, in accordance with the Business Security Agreements entered into by the Company and its subsidiaries and the Pledge Agreements entered into by the subsidiaries. Additionally, the Company has mortgaged certain real property in favor of U.S. Bank as documented by mortgage agreements dated May 1, 2013 and May 29, 2014 (together, the “Mortgages”).

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

A summary of the Company’s term debt is as follows:

	February 28, 2015	November 30, 2014
U.S. Bank loan payable in monthly installments of $42,500 including interest at 2.98%, due May 1, 2018	$1,547,175	$1,662,311

U.S. Bank loan payable in monthly installments of $11,000 including interest at 2.98%, due May 1, 2018	824,342	850,930

U.S. Bank loan payable in monthly installments of $12,550 including interest at 2.98%, due May 1, 2018	935,517	965,889

U.S. Bank loan payable in monthly installments of $27,800 including interest at 2.98%, due May 1, 2018	1,334,497	1,407,366

U.S. Bank loan payable in monthly installments of $11,700 including interest at 3.15%, due May 10, 2017	557,634	588,101

U.S. Bank loan payable in monthly installments of $5,556 including interest at 2.98%, due May 25, 2017	971,717	980,940

Iowa Finance Authority loan payable in monthly installments of $12,500 including interest at 2.75%, due June 1, 2020	745,435	777,689
Total term debt	$6,916,317	$7,233,226
Less current portion of term debt	1,293,675	1,283,897
Term debt, excluding current portion	$5,622,642	$5,949,329

8)	Recently Issued Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” that clarifies how an unrecognized tax benefit should be presented in the financial statements when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists; as a reduction to a deferred tax asset or as a liability. The amendments are meant to eliminate the diversity that exists in the financial statement presentation of the unrecognized tax benefits. The amendments in this ASU do not require new recurring disclosures and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The effective date for the Company is our current fiscal year, which began on December 1, 2014. The Company currently has no unrecognized tax benefits that are impacted by the amendment and the implementation of this standard has not had a material impact on our consolidated financial statements.

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

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. We estimate the fair value of each stock-based award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. We incurred $13,145 of stock-based compensation expense during the three months ended February 28, 2015.

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

The acquisition also includes a consignment arrangement regarding $600,000 of select finished good inventory. As part of the arrangement, International agreed to use reasonable efforts to sell the inventory including providing a sales and marketing plan with projections within 60 days of the closing date and meeting with the consignor quarterly to discuss progress. Once a month, International will pay the consignor an amount equal to the cost base of the inventory sold that month. As of February 28, 2015, International had sold $410,000 of the consigned inventory.

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

On September 30, 2013, the Company acquired the assets of Ohio Metal Working Products Company in Canton, Ohio consisting of inventory, equipment, real property, and intangible assets. A new entity was formed, Ohio Metal Working Products/Art’s-Way, Inc. (“Metals”). A new segment called Tools was created for financial reporting purposes. Ohio Metal Working Products/Art’s-Way, Inc. is a domestic manufacturer and distributor of standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools. The amount paid for the acquisition totaled approximately $3,172,000 ($1,142,000 in inventory, $1,200,000 in land and building, $868,000 in fixed assets, and a reduction for assumed vacation liability of $38,000). The acquisition was financed by accessing the line of credit available through U.S. Bank, and on May 29, 2014 we granted a mortgage for the property and buildings in the amount of $1,000,000 which was used to pay down on the line of credit. The operating results of the acquired business are reflected in the Company’s consolidated statements of operations from the acquisition date forward. The acquisition was made to continue the Company’s growth strategy and diversify its product offerings.

11)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At February 28, 2015, and November 30, 2014, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts approximate fair value because of the short maturity of these instruments. The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

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

Approximate financial information with respect to the reportable segments is as follows.

Three Months Ended February 28, 2015

	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Net Sales from external customers	$5,315,000	$527,000	$650,000	$797,000	$7,289,000
Income (loss) from operations	439,000	(61,000)	(67,000)	18,000	329,000
Income (loss) before taxes	399,000	(67,000)	(73,000)	(14,000)	245,000
Total Assets	25,519,000	2,607,000	2,884,000	3,166,000	34,176,000
Capital expenditures	78,000	2,000	2,000	5,000	87,000
Depreciation & Amortization	140,000	27,000	33,000	29,000	229,000

Three Months Ended February 28, 2014

	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Revenue from external customers	$4,441,000	$424,000	$461,000	$911,000	$6,237,000
Income (loss) from operations	(202,000)	(32,000)	(127,000)	66,000	(295,000)
Income (loss) before tax	(240,000)	(40,000)	(129,000)	66,000	(343,000)
Total Assets	25,019,000	2,687,000	2,573,000	3,488,000	33,766,000
Capital expenditures	412,000	11,000	0	9,000	432,000
Depreciation & Amortization	120,000	27,000	37,000	29,000	213,000

13)	Subsequent Event

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K and the amendment thereto on Form 10-K/A for the fiscal year ended November 30, 2014. Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our expectations regarding our warranty costs and order backlog; (ii) our beliefs regarding the sufficiency of working capital and cash flows, and our continued ability to renew or obtain financing on reasonable terms when necessary; (iii) the impact of recently issued accounting pronouncements; (iv) and our expectations concerning our primary capital and cash flow needs.

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

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of February 28, 2015 have remained unchanged from November 30, 2014. Disclosure of these critical accounting policies is incorporated by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2014.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for the three-month period ended February 28, 2015 were $7,289,000 compared to $6,237,000 during the same respective period in 2014, a $1,052,000, or 16.9%, increase for the quarter. The increase in revenue for the three-month period ended February 28, 2015 was primarily due to increases in revenue in our Agricultural Products segment. Consolidated gross profit margin for the three-month period ended February 28, 2015 was 28.2% compared to 21.5% in 2014.

Our first quarter sales at Manufacturing were $5,315,000, compared to $4,441,000 during the same period of 2014, an increase of $874,000, or 19.7%. This increase is primarily due to increased sales of our grinder-mixer product lines, but is somewhat offset by reduced sales of our Universal Harvester reels. During the first quarter of 2014, cold weather caused inefficiencies in our production facility that restricted the availability of our products for shipment. The gross margin of our agricultural products segment for the quarter ended February 28, 2015 was 32.1%, compared to 21.7% for the same period in 2014. Most of this increase is due to greater efficiencies in our manufacturing facilities and improved management of our inventories as compared to the previous year.

Our first quarter sales at Vessels were $527,000 compared to $424,000 for the same periods in 2014, an increase of $103,000, or 24.3%. This increase was caused in part by the addition of our new line of stock tanks available for sale. Gross margin for the quarter ended February 28, 2015 was 5.5% compared to 8.5% for the same period in 2014. This decrease is primarily due to increased freight expenses for delivery of our product to customers.

Our first quarter sales at Scientific were $650,000 compared to $461,000 for the same period in fiscal 2014, an increase of $189,000, or 41.0%. This increase is primarily due to increased sales of our agricultural buildings. Scientific uses the percentage of completion accounting method to calculate revenue and gross margins for all contracts. Gross margin for the quarter ended February 28, 2015 was 12.2% compared to 13.4% for the same period in 2014.

Metals had sales of $797,000 during the three months ended February 28, 2015, compared to $911,000 for the same period in 2014, a 12.5% decrease largely due to a general decline in the gas and oil industry. Gross margin at Metals was 29.7% for the first fiscal quarter of 2015, compared to 30.6% for the first quarter of fiscal 2014.

Expenses

Our first fiscal quarter consolidated selling expenses were $565,000 compared to $536,000 for the same period in 2014. These increases are primarily due to increased commission expense due to our higher revenue amounts in the first quarter of fiscal 2015. Selling expenses as a percentage of sales were 7.8% for the three-month period ended February 28, 2015, compared to 8.6% for the same respective period in 2014.

Consolidated engineering expenses were $116,000 for the three months ended February 28, 2015, compared to $114,000 for the same period in 2014. Engineering expenses as a percentage of sales were 1.6% for the three-month period ended February 28, 2015, compared to 1.8% for the same respective period in 2014.

Consolidated administrative expenses for the three months ended February 28, 2015 were $1,042,000 compared to $985,000 for the same period in 2014. The change in expense is primarily due to increased bonus accruals in fiscal 2015. Administrative expenses as a percentage of sales were 14.3% for the three-month period ended February 28, 2015, compared to 15.8% for the same respective period in 2014.

Income

Consolidated net income was $168,000 for the three month period ended February 28, 2015, compared to a net loss of $258,000 for the same respective period in 2014. This increase in income is due to a $641,000 increase in operating income in our agricultural products segment in the first quarter of 2015 compared to the first quarter of 2014, but was offset by operating losses at our Vessels and Scientific divisions.

Order Backlog

The consolidated order backlog net of discounts as of March 25, 2015 was $6,844,000 compared to $10,061,000 as of March 25, 2015. The agricultural products segment order backlog was $5,711,000 as of March 25, 2015 compared to $8,739,000 in fiscal 2014. This decrease is partly attributable to decreased orders of our Universal Harvester products. Also, in fiscal 2014 the severe winter weather impacted our production schedule, which delayed our ability to ship products and resulted in a larger backlog. The backlog for the pressurized vessels segment was $462,000 as of March 25, 2015, compared to $572,000 in fiscal 2014. The backlog for the modular buildings segment was $79,000 as of March 25, 2015, compared to $382,000 in fiscal 2014. The backlog for the tools segment was $591,000 as of March 25, 2015, compared to $368,000 in fiscal 2014. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our inventories were higher at February 28, 2015 compared to November 30, 2014 as the result of the timing of a portion of our OEM blower sales. Our primary sources of funds for the three months ended February 28, 2015 were proceeds from the U.S. Bank Line of Credit; and we expect our primary capital needs to relate to costs of operation, including production.

We have an $8,000,000 revolving Line of Credit with U.S. Bank, which, as of February 28, 2015, had an outstanding principal balance of $3,473,367. The Line of Credit is renewable annually and is scheduled to mature on May 1, 2015. We expect to renew the line of credit prior to its maturity date. For additional information about our financing activities, please refer to Note 8 to the audited consolidated financial statements and to the discussion entitled “Liquidity and Capital Resources,” each contained in our Annual Report on Form 10-K and our amendment thereto on Form 10-K/A for the fiscal year ended November 30, 2014, as well as Note 7 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

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

ART’S-WAY MANUFACTURING CO., INC.

Date: March 31, 2015	By: /s/ Carrie L. Majeski
Carrie L. Majeski
President and Chief Executive Officer

Date: March 31, 2015	By: /s/ Amber J. Murra
Amber J. Murra
Chief Financial Officer

Art’s-Way Manufacturing Co., Inc.

Exhibit Index

Form 10-Q for the Quarterly Period Ended February 28, 2015

Exhibit No.	Description
31.1	Certificate of Chief Executive Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
31.2	Certificate of Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
101

The following materials from this report, formatted in XBRL (Extensible Business Reporting Language) are filed herewith: (i) condensed consolidated balance sheets, (ii) condensed consolidated statement of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements.