Form 10-Q
period 2015-05-31
ARTS WAY MANUFACTURING CO INC
filed 2015-06-30
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2015

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 0-5131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

DELAWARE	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of common shares outstanding as of June 17, 2015: 4,061,052

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	May 31, 2015	November 30, 2014
Assets
Current assets:
Cash	$601,724	$511,716
Accounts receivable-customers, net of allowance for doubtful accounts of $38,415 and $35,175 in 2015 and 2014, respectively	2,931,858	2,961,834
Inventories, net	15,971,257	15,089,280
Deferred taxes	1,312,855	1,259,943
Cost and Profit in Excess of Billings	85,819	17,543
Income taxes receivable	-	100,417
Other current assets	449,434	125,228
Total current assets	21,352,947	20,065,961
Property, plant, and equipment, net	11,371,871	11,680,792
Assets held for lease, net	26,591	58,500
Goodwill	993,729	993,729
Other Assets	42,890	47,360
Total assets	$33,788,028	$32,846,342
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$3,318,878	$2,569,106
Current portion of term debt	1,302,741	1,283,897
Accounts payable	938,959	874,653
Customer deposits	702,686	95,411
Billings in Excess of Cost and Profit	127,296	96,382
Accrued expenses	1,495,657	1,584,328
Income taxes payable	10,150	-
Total current liabilities	7,896,367	6,503,777
Long-term liabilities
Deferred taxes	1,121,580	1,141,580
Long Term debt, excluding current portion	5,292,554	5,949,329
Total liabilities	14,310,501	13,594,686
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2015 and 2014; issued and outstanding 0 shares in 2015 and 2014.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2015 and 2014; issued and outstanding 4,061,052 in 2015 and 4,048,552 in 2014	40,610	40,486
Additional paid-in capital	2,667,010	2,638,651
Retained earnings	16,769,907	16,572,519
Total stockholders’ equity	19,477,527	19,251,656
Total liabilities and stockholders’ equity	$33,788,028	$32,846,342

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014
Sales	$7,804,111	$9,468,996	$15,093,239	$15,706,331
Cost of goods sold	5,596,379	7,141,227	10,833,376	12,038,146
Gross profit	2,207,732	2,327,769	4,259,863	3,668,185
Expenses:
Engineering	119,540	118,361	235,216	231,899
Selling	581,211	639,893	1,145,925	1,176,043
General and administrative	1,092,837	1,125,624	2,135,429	2,111,288
Total expenses	1,793,588	1,883,878	3,516,570	3,519,230
Income from operations	414,144	443,891	743,293	148,955
Other income (expense):
Interest expense	(81,582)	(121,222)	(161,067)	(175,162)
Other	21,445	11,431	16,581	17,105
Total other income (expense)	(60,137)	(109,791)	(144,486)	(158,057)
Income (loss) before income taxes	354,007	334,100	598,807	(9,102)
Income tax expense (benefit)	122,386	80,945	198,991	(3,943)
Net income (loss)	$231,621	$253,155	$399,816	$(5,159)

Net income per share:
Basic net income (loss) per share	$0.06	$0.06	$0.10	$(0.00)
Diluted net income (loss) per share	$0.06	$0.06	$0.10	$(0.00)
Weighted average outstanding shares used to compute basic net income per share	4,060,775	4,047,487	4,055,698	4,047,025
Weighted average outstanding shares used to compute diluted net income per share	4,062,294	4,053,747	4,057,073	4,047,025

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	May 31, 2015	May 31, 2014
Cash flows from operations:
Net income (loss)	$399,816	$(5,159)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	28,484	14,504
Loss on disposal of property, plant, and equipment	6,955	(958)
Depreciation expense	459,412	441,230
Bad debt expense (recovery)	3,240	10,939
Deferred income taxes	(72,912)	(25,003)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	26,736	(288,590)
Inventories	(881,977)	(945,760)
Income taxes receivable	100,417	(269,169)
Other assets	(319,737)	(371,738)
Increase (decrease) in:
Accounts payable	64,306	223,896
Contracts in progress, net	(37,362)	(8,375)
Customer deposits	607,275	908,211
Income taxes payable	10,150	-
Accrued expenses	(88,671)	(133,590)
Net cash provided by (used in) operating activities	306,132	(449,562)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(139,994)	(611,211)
Proceeds from sale of assets	14,456	958
Net cash (used in) investing activities	(125,538)	(610,253)
Cash flows from financing activities:
Net change in line of credit	749,772	714,740
Proceeds from term debt	-	1,000,000
Repayment of term debt	(637,931)	(620,243)
Proceeds from the exercise of stock options	-	7,760
Dividends paid to stockholders	(202,428)	-
Net cash provided by (used in) financing activities	(90,586)	1,102,257
Net increase in cash	90,008	42,442
Cash at beginning of period	511,716	207,950
Cash at end of period	$601,724	$250,392

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$160,803	$176,564
Income taxes	205,296	291,822

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

We have organized our business into four operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies. Our agricultural products segment (“Manufacturing”) manufactures farm equipment under the Art’s-Way Manufacturing label and private labels. Our pressurized vessels segment (“Vessels”) manufactures pressurized vessels. Our modular buildings segment (“Scientific”) manufactures modular buildings for various uses, commonly animal containment and research laboratories and our tools segment (“Metals”) manufactures steel cutting tools and inserts. For detailed financial information relating to segment reporting, see Note 11, “Segment Information.”

2)	Summary of Significant Account Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K and the amendment thereto on Form 10-K/A for the fiscal year ended November 30, 2014. The results of operations for the three and six months ended May 31, 2015 are not necessarily indicative of the results for the fiscal year ending November 30, 2015.

The financial books of our Canadian operation are kept in the functional currency of Canadian dollars and the financial statements are converted to U.S. Dollars for consolidation. When consolidating the financial results of the Company into U.S. Dollars for reporting purposes, the Company uses the All-Current translation method. The All-Current method requires the balance sheet assets and liabilities be translated to U.S. Dollars at the exchange rate as of quarter end. Owner’s equity is translated at historical exchange rates and retained earnings are translated at an average exchange rate for the period. Additionally, revenue and expenses are translated at average exchange rates for the periods presented. The resulting cumulative translation adjustment is carried on the balance sheet and distributed among various balance sheet accounts. The Company monitors the amount of the adjustment and considers it to be immaterial.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three and six months ended May 31, 2015. Actual results could differ from those estimates.

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

Basic and diluted earnings (loss) per common share have been computed based on the following as of May 31, 2015 and May 31, 2014:

	For the three months ended
	May 31, 2015	May 31, 2014
Basic:
Numerator: net income	$231,621	$253,155
Denominator: average number of common shares outstanding	4,060,775	4,047,487
Basic earnings per common share	$0.06	$0.06

Diluted:
Numerator: net income	$231,621	$253,155
Average number of common shares outstanding	4,060,775	4,047,487
Effect of dilutive stock options	1,519	6,260
Denominator: dilutive average number of common shares outstanding	4,062,294	4,053,747
Diluted earnings per common share	$0.06	$0.06

	For the six months ended
	May 31, 2015	May 31, 2014
Basic:
Numerator: net income	$399,816	$(5,159)
Denominator: average number of common shares outstanding	4,055,698	4,047,025
Basic earnings per common share	$0.10	$(0.00)
Diluted:
Numerator: net income	$399,816	$(5,159)
Average number of common shares outstanding	4,055,698	4,047,025
Effect of dilutive stock options	1,375	0
Denominator: dilutive average number of common shares outstanding	4,057,073	4,047,025
Diluted earnings per common share	$0.10	$(0.00)

4)	Inventory

Major classes of inventory are:

	May 31, 2015	November 30, 2014
Raw materials	$10,440,327	$10,037,055
Work in process	553,631	467,110
Finished goods	8,684,721	8,504,062
	$19,678,679	$19,008,227
Less: Reserves	(3,707,422)	(3,918,947)
	$15,971,257	$15,089,280

5)	Accrued Expenses

Major components of accrued expenses are:

	May 31, 2015	November 30, 2014
Salaries, wages, and commissions	$721,652	$673,934
Accrued warranty expense	283,571	234,266
Other	490,434	676,128
	$1,495,657	$1,584,328

6)	Product Warranty

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

Changes in the Company’s product warranty liability for the three and six months ended May 31, 2015 and May 31, 2014 are as follows:

	For the three months ended
	May 31, 2015	May 31, 2014
Balance, beginning	$246,490	$153,455

Settlements / adjustments	(78,611)	(43,493)
Warranties issued	115,692	119,438
Balance, ending	$283,571	$229,400

	For the six months ended
	May 31, 2015	May 31, 2014
Balance, beginning	$234,266	$220,719

Settlements / adjustments	(170,136)	(195,070)
Warranties issued	219,441	203,751
Balance, ending	$283,571	$229,400

7)	Loan and Credit Agreements

On May 1, 2013, the Company began a banking relationship with U.S. Bank, which includes an $8,000,000 revolving line of credit (the “Line of Credit”) which was renewed in 2014 and was scheduled to mature on May 1, 2015. The Line of Credit is renewable annually with advances funding the Company’s working capital needs and is secured by real property and fixed asset collateral. On May 1, 2015, we signed an extension for the line of credit extending the maturity date to July 1, 2015; on June 23, 2015 we signed an additional extension, extending the maturity date to May 1, 2016. We expect to renew the Line of Credit prior to its maturity date. The interest rate is U.S. Bank’s prime interest rate, adjusted each time that the Federal prime rate changes, with a minimum rate of 3.50%. As of May 31, 2015, the interest rate was the minimum of 3.50%. Monthly interest-only payments are required and the unpaid principal is due on the maturity date. As of May 31, 2015, the Company had a principal balance of $3,318,878 outstanding against the Line of Credit, with $4,255,255 remaining available The Line of Credit states that the borrowing base will be an amount equal to the sum of 75% of accounts receivable (discounted for aged accounts and customer balances exceeding 20% of aggregate receivables), plus 50% of inventory (this component cannot exceed $6,000,000 and only includes finished goods and raw materials deemed to be in good condition and not obsolete), less any outstanding loan balance of the Line of Credit, and less undrawn amounts of outstanding letters of credit issued by U.S. Bank or any affiliate. The Company’s obligations under the Line of Credit are evidenced by a Revolving Credit Note effective May 1, 2013, a Revolving Credit Agreement dated May 1, 2013 and certain other ancillary documents.

In addition to the Line of Credit, on May 1, 2013, the Company obtained four U.S. Bank loans totaling $6,319,000 at a fixed interest rate of 2.98% (the “2013 U.S. Bank Term Loans”). As detailed in the Company’s long-term debt summary below, monthly principal and interest payments in the aggregate amount of $93,850 are required, with final payments of principal and accrued interest on the four loans, in the aggregate amount of $1,372,000, due on May 1, 2018.

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

Except for the U.S. Bank UHC Loan (as defined below), each of the Company’s term loans from U.S. Bank is governed by a Term Note and a Term Loan Agreement. Each Term Loan Agreement and the Revolving Credit Agreement require the Company to provide monthly internally prepared financial reports, year-end audited financial statements, and a monthly aging of accounts receivable. The Company, as of the end of each fiscal quarter, must maintain a debt to tangible net worth ratio of not more than 1.5 to 1.0 and a fixed charge coverage ratio of at least 1.15 to 1.00. The Company was in compliance with all covenants under the Term Loan Agreements and the Revolving Credit Agreement as measured on May 31, 2015. The next measurement date is August 31, 2015. The loans are secured by a first position security interest on the assets of the Company and its subsidiaries, including but not limited to, inventories, machinery, equipment and real estate, in accordance with the Business Security Agreements entered into by the Company and its subsidiaries and the Pledge Agreements entered into by the subsidiaries. Additionally, the Company has mortgaged certain real property in favor of U.S. Bank as documented by mortgage agreements dated May 1, 2013 and May 29, 2014 (together, the “Mortgages”).

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

A summary of the Company’s term debt is as follows:

	May 31, 2015	November 30, 2014
U.S. Bank loan payable in monthly installments of $42,500 including interest at 2.98%, due May 1, 2018	$1,430,781	$1,662,311

U.S. Bank loan payable in monthly installments of $11,000 including interest at 2.98%, due May 1, 2018	797,347	850,930

U.S. Bank loan payable in monthly installments of $12,550 including interest at 2.98%, due May 1, 2018	904,682	965,889

U.S. Bank loan payable in monthly installments of $27,800 including interest at 2.98%, due May 1, 2018	1,260,742	1,407,366

U.S. Bank loan payable in monthly installments of $11,700 including interest at 3.15%, due May 10, 2017	526,776	588,101

U.S. Bank loan payable in monthly installments of $5,556 including interest at 2.98%, due May 25, 2017	962,183	980,940

Iowa Finance Authority loan payable in monthly installments of $12,500 including interest at 2.75%, due June 1, 2020	712,784	777,689
Total term debt	$6,595,295	$7,233,226
Less current portion of term debt	1,302,741	1,283,897
Term debt, excluding current portion	$5,292,554	$5,949,329

8)	Related Party Transactions

During the second quarter of fiscal 2015 the Company recognized revenues of $15,718 for transactions with a related party, compared to $9,240 in the second quarter of fiscal 2014. The accounts receivable balance as of May 31, 2015 contains $15,718 due from a related party.

9)	Recently Issued Accounting Pronouncements

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

Going Concern

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern” which is authoritative guidance on management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and provide related footnote disclosures, codified in ASC 205-40, Going Concern. The guidance provides a definition of the term substantial doubt, requires an evaluation every reporting period including interim periods, provides principles for considering the mitigating effect of management’s plans, requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, requires an express statement and other disclosures when substantial doubt is not alleviated, and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU No. 2015-15 is effective for annual reporting periods ending after December 15, 2016. The Company will adopt this guidance for the fiscal year ending November 30, 2017, and it will apply to each interim and annual period thereafter. Its adoption is not expected to have a material effect on the Company's consolidated financial statements.

10)	Equity Incentive Plan and Stock Based Compensation

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

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. We estimate the fair value of each stock-based award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. We incurred $15,339 and $28,484 of stock-based compensation expense during the three and six months ended May 31, 2015, respectively, compared to $0 and $14,504 of stock-based compensation expense for the same respective periods of fiscal 2014.

11)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At May 31, 2015, and November 30, 2014, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts approximate fair value because of the short maturity of these instruments. The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

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

Approximate financial information with respect to the reportable segments is as follows.

	Three Months Ended May 31, 2015

	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Revenue from external customers	$6,365,000	$476,000	$409,000	$554,000	$7,804,000
Income (loss) from operations	579,000	(5,000)	(97,000)	(63,000)	$414,000
Income (loss) before tax	538,000	(11,000)	(104,000)	(69,000)	$354,000
Total Assets	25,330,000	2,765,000	2,659,000	3,034,000	$33,788,000
Capital expenditures	55,000	-	(2,000)	5,000	$58,000
Depreciation & Amortization	126,000	29,000	52,000	30,000	$237,000

	Three Months Ended May 31, 2014

	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Revenue from external customers	$7,562,000	$475,000	$537,000	$895,000	$9,469,000
Income (loss) from operations	599,000	(77,000)	(114,000)	36,000	$444,000
Income (loss) before tax	542,000	(85,000)	(120,000)	(2,000)	$335,000
Total Assets	26,147,000	2,715,000	2,708,000	3,438,000	$35,008,000
Capital expenditures	162,000	16,000	-	1,000	$179,000
Depreciation & Amortization	136,000	27,000	37,000	28,000	$228,000

	Six Months Ended May 31, 2015

	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Revenue from external customers	$11,681,000	$1,003,000	$1,058,000	$1,351,000	$15,093,000
Income (loss) from operations	1,018,000	(66,000)	(164,000)	(45,000)	$743,000
Income (loss) before tax	937,000	(78,000)	(177,000)	(83,000)	$599,000
Total Assets	25,330,000	2,765,000	2,659,000	3,034,000	$33,788,000
Capital expenditures	133,000	2,000	-	5,000	$140,000
Depreciation & Amortization	266,000	53,000	85,000	59,000	$463,000

	Six Months Ended May 31, 2014

	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Revenue from external customers	$12,004,000	$898,000	$998,000	$1,806,000	$15,706,000
Income (loss) from operations	396,000	(109,000)	(240,000)	102,000	$149,000
Income (loss) before tax	301,000	(125,000)	(249,000)	64,000	$(9,000)
Total Assets	26,147,000	2,715,000	2,708,000	3,438,000	$35,008,000
Capital expenditures	574,000	27,000	-	10,000	$611,000
Depreciation & Amortization	256,000	54,000	74,000	57,000	$441,000

13)	Subsequent Event

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements other than the extension of the U.S. Bank line of credit as previously discussed in Note 7.

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

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of May 31, 2015 have remained unchanged from November 30, 2014. Disclosure of these critical accounting policies is incorporated by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2014.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for the three- and six-month periods ended May 31, 2015 were $7,804,000 and $15,093,000, respectively, compared to $9,469,000 and $15,706,000 during the same respective periods in 2014, a $1,665,000, or 17.6%, decrease for the quarter and a $613,000 or 3.9% decrease year-to-date. On a quarterly basis, much of the decrease is due to the delay of shipments due to extreme weather conditions in 2014, which shifted revenues traditionally recognized in the first fiscal quarter to the second. The decreases year-to-date in revenue are primarily due to decreased sales of our Universal Harvester line of reels and at our tools segment. Consolidated gross margin for the three- and six-month periods ended May 31, 2015 was 28.3% and 28.2%, respectively, compared to 24.6% and 23.4% for the same respective periods in fiscal 2014.

Our second quarter agricultural segment sales were $6,365,000 compared to $7,562,000 during the same period of 2014, a decrease of $1,197,000, or 15.8%. This decrease is primarily due to higher second quarter sales in 2014 that had been delayed from the first quarter due to inclement weather. Our year-to-date agricultural segment sales were $11,681,000 in 2015 as compared to $12,004,000 in 2014, a $323,000, or 2.7% decrease. This decrease is largely due to the previously mentioned decline in sales of Universal Harvester reels, but is offset by increased grinder mixer sales. The gross margin of our agricultural products segment for the three- and six-months ended May 31, 2015 was 30.1% and 31.0%, respectively, compared to 26.3% and 24.6% for the same respective periods in 2014. Most of this increase is due to greater efficiencies in our manufacturing facilities and improved management of our inventories as compared to the previous year.

Our second quarter and year-to-date sales at our pressurized vessels segment were $476,000 and $1,003,000, respectively, compared to $475,000 and $898,000 for the same respective periods in 2014. The year-to-date increase of $105,000, or 11.7%, was caused in part by the addition of our new line of stock tanks available for sale. Gross margin for the quarter and year-to-date ended May 31, 2015 was 16.2% and 10.6% respectively, compared to 3.8% and 6% for the same respective periods in 2014. This increase is largely due to manufacturing efficiencies gained to-date during fiscal 2015.

Our three- and six-month sales for our modular building segment were $409,000 and $1,058,000, respectively, compared to $537,000 and $998,000 for the same respective periods in fiscal 2014, a decrease of $128,000, or 23.8%, for the three-month period but a $60,000, or 6.0%, increase for the six-month period. Gross margin for the quarter and year-to-date ended May 31, 2015 was 22.0% and 16.0%, respectively, compared to 10.2% and 11.7% for the same respective periods in 2014.

Our tools segment had sales of $554,000 during the three months ended May 31, 2015, compared to $895,000 for the same period in 2014, a 38.1% decrease. Year-to-date sales for our tools segment were $1,351,000 in 2015 compared to $1,806,000 in 2014, a $455,000, or 25.2%, decrease. These decreases are largely due to a general decline in the energy industry. Gross margin for out tools segment was 22.4% and 26.7% for the three-and six-month periods ending May 31, 2015, respectively, compared to 29.5% and 30.1% for the same respective periods of fiscal 2014.

Expenses

Our second fiscal quarter consolidated selling expenses were $581,000 compared to $640,000 for the same period in 2014. Our year-to-date consolidated selling expenses were $1,146,000 in 2015 compared to $1,176,000 for the same period in 2014. The decreases in the second quarter and year-to-date are largely due to decreased commission and salary expense compared to prior year periods. Selling expenses as a percentage of sales were 7.4% and 7.6% for the three- and six-month periods ended May 31, 2015, respectively, compared to 6.8% and 7.5% for the same respective periods in 2014.

Consolidated engineering expenses were $120,000 and $235,000 for the three and six months ended May 31, 2015, respectively, compared to $118,000 and $232,000 for the same respective periods in 2014. Engineering expenses as a percentage of sales were 1.5% and 1.6% for the three- and six-month periods ended May 31, 2015, respectively, compared to 1.2% and 1.5% for the same respective periods in 2014.

Consolidated administrative expenses for the three and six months ended May 31, 2015 were $1,093,000 and $2,136,000, respectively, compared to $1,126,000 and $2,111,000 for the same respective periods in 2014. Administrative expenses as a percentage of sales were 14.0% and 14.2% for the three- and six-month periods ended May 31, 2015, respectively, compared to 11.9% and 13.4% for the same respective periods in 2014.

Income

Consolidated net income was $232,000 for the three-month period ended May 31, 2015, compared to $253,000 for the same period in 2014. This decrease is due to the decreased revenue levels in the second quarter of fiscal 2015. Consolidated net income for the six-month period ended May 31, 2015 was $400,000 compared to a net loss of $5,000 in the same period of 2014. This increase in income is due to a $622,000 increase in operating income in our agricultural products segment in the first six months of 2015 compared to 2014, but was offset by operating losses at our tools and modular buildings segments.

Order Backlog

The consolidated order backlog net of discounts as of June 25, 2015 was $5,706,000 compared to $6,747,000 as of June 25, 2014. The agricultural products segment order backlog was $3,316,000 as of June 25, 2015 compared to $5,821,000 in fiscal 2014. We are just now experiencing decreased order volume as a result of the overall downturn in the agricultural economy, which has been affecting other agricultural manufacturers for some time. The backlog for the pressurized vessels segment was $463,000 as of June 25, 2015, compared to $227,000 in fiscal 2014. The backlog for the modular buildings segment was $1,388,000 as of June 25, 2015, compared to $200,000 in fiscal 2014. Most of this increase is due to a new order for seven Calf Care buildings that will be joined into a single complex. The backlog for the tools segment was $539,000 as of June 25, 2015, compared to $499,000 in fiscal 2014. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our primary sources of funds for the six months ended May 31, 2015 were proceeds from the U.S. Bank Line of Credit and increased customer deposits; our primary uses of cash were for inventories, payments on term debt, and dividends paid to stockholders. We expect our primary capital needs to relate to costs of operation, including production.

We have an $8,000,000 revolving Line of Credit with U.S. Bank, which, as of May 31, 2015, had an outstanding principal balance of $3,318,878. The Line of Credit is renewable annually, and is scheduled to mature on May 1, 2016. For additional information about our financing activities, please refer to Note 8 to the audited consolidated financial statements and to the discussion entitled “Liquidity and Capital Resources,” each contained in our Annual Report on Form 10-K and our amendment thereto on Form 10-K/A for the fiscal year ended November 30, 2014, as well as Note 7 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

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

On May 1, 2015, the Company extended the maturity date of its $8,000,000 revolving line of credit with U.S. Bank from May 1, 2015 to July 1, 2015 pursuant to the terms of an Amendment to Loan Agreement and Note with U.S. Bank. On June 23, 2015, the Company further extended the maturity date of its line of credit from July 1, 2015 to May 1, 2016. These Amendments to Loan Agreement and Note are attached hereto as Exhibit 10.1 and 10.2 and are incorporated herein by reference.

Item 6.	Exhibits.

See “Exhibit Index” on page 20 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date: June 30, 2015	By:	/s/ Carrie L. Majeski
Carrie L. Majeski
President and Chief Executive Officer

Date: June 30, 2015	By:	/s/ Amber J. Murra
Amber J. Murra
Chief Financial Officer

Art’s-Way Manufacturing Co., Inc.

Exhibit Index

Form 10-Q for the Quarterly Period Ended May 31, 2015

Exhibit No.	Description
10.1	Amendment to Loan Agreement and Note dated May 1, 2015 – filed herewith.
10.2	Amendment to Loan Agreement and Note dated June 23, 2015 – filed herewith.
31.1	Certificate of Chief Executive Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
31.2	Certificate of Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
101

The following materials from this report, formatted in XBRL (Extensible Business Reporting Language) are filed herewith: (i) condensed consolidated balance sheets, (ii) condensed consolidated statement of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements.