Form 10-Q
period 2015-08-31
ARTS WAY MANUFACTURING CO INC
filed 2015-10-01
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2015

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 0-5131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

DELAWARE	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of common shares outstanding as of September 17, 2015: 4,061,052

 Art’s-Way Manufacturing Co., Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	August 31, 2015	November 30, 2014
Assets
Current assets:
Cash	$643,540	$511,716
Accounts receivable-customers, net of allowance for doubtful accounts of $21,072 and $35,175 in 2015 and 2014, respectively	1,875,735	2,961,834
Inventories, net	16,493,566	15,089,280
Deferred taxes	1,327,079	1,259,943
Cost and Profit in Excess of Billings	87,379	17,543
Income taxes receivable	265,013	100,417
Other current assets	320,740	125,228
Total current assets	21,013,052	20,065,961
Property, plant, and equipment, net	11,249,804	11,680,792
Assets held for lease, net	10,636	58,500
Goodwill	375,000	993,729
Other Assets	56,204	47,360
Total assets	$32,704,696	$32,846,342
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$4,031,278	$2,569,106
Current portion of term debt	1,312,664	1,283,897
Accounts payable	1,225,767	874,653
Customer deposits	115,098	95,411
Billings in Excess of Cost and Profit	126,447	96,382
Accrued expenses	1,229,050	1,584,328
Total current liabilities	8,040,304	6,503,777
Long-term liabilities
Deferred taxes	1,021,580	1,141,580
Long Term debt, excluding current portion	4,960,874	5,949,329
Total liabilities	14,022,758	13,594,686
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2015 and 2014; issued and outstanding 0 shares in 2015 and 2014.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2015 and 2014; issued and outstanding 4,061,052 in 2015 and 4,048,552 in 2014	40,610	40,486
Additional paid-in capital	2,667,010	2,638,651
Retained earnings	15,974,318	16,572,519
Total stockholders’ equity	18,681,938	19,251,656
Total liabilities and stockholders’ equity	$32,704,696	$32,846,342

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2015	August 31, 2014	August 31, 2015	August 31, 2014
Sales	$6,886,077	$11,584,707	$21,979,317	$27,291,037
Cost of goods sold	5,620,719	8,880,619	16,454,087	20,918,763
Gross profit	1,265,358	2,704,088	5,525,230	6,372,274
Expenses:
Engineering	145,458	129,131	380,677	361,031
Selling	532,445	566,452	1,678,371	1,742,497
General and administrative	972,310	1,100,733	3,107,737	3,212,018
Impairment of goodwill	(618,729)	-	(618,729)	-
Total expenses	2,268,948	1,796,316	5,785,514	5,315,546
Income from operations	(1,003,584)	907,772	(260,284)	1,056,728
Other income (expense):
Interest expense	(85,458)	(94,112)	(246,524)	(269,274)
Other	(96,058)	30,865	(79,456)	47,971
Total other income (expense)	(181,516)	(63,247)	(325,980)	(221,303)
Income (loss) before income taxes	(1,185,100)	844,525	(586,264)	835,425
Income tax expense (benefit)	(389,507)	286,317	(190,494)	282,374
Net income (loss)	$(795,593)	$558,208	$(395,770)	$553,051

Net income per share:
Basic net income (loss) per share	$(0.20)	$0.14	$(0.10)	$0.14
Diluted net income (loss) per share	$(0.20)	$0.14	$(0.10)	$0.14
Weighted average outstanding shares used to compute basic net income per share	4,061,052	4,048,552	4,057,496	4,047,544
Weighted average outstanding shares used to compute diluted net income per share	4,061,052	4,053,129	4,057,496	4,053,152

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	August 31, 2015	August 31, 2014
Cash flows from operations:
Net income (loss)	$(395,770)	$553,051
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	28,484	14,504
(Gain)/Loss on disposal of property, plant, and equipment	(1,130)	(958)
Depreciation and amortization expense	692,680	633,123
Impairment of goodwill	618,729	-
Bad debt expense (recovery)	(4,042)	39,207
Deferred income taxes	(187,136)	(10,000)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,090,141	(2,023,321)
Inventories	(1,404,286)	103,537
Income taxes receivable	(164,596)	(3,821)
Other assets	(209,337)	(81,517)
Increase (decrease) in:
Accounts payable	351,111	192,203
Contracts in progress, net	(39,771)	(64,514)
Customer deposits	19,687	(26,114)
Accrued expenses	(355,278)	(209,896)
Net cash provided by (used in) operating activities	39,486	(884,516)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(228,624)	(651,251)
Proceeds from sale of assets	20,906	958
Net cash (used in) investing activities	(207,718)	(650,293)
Cash flows from financing activities:
Net change in line of credit	1,462,172	1,489,383
Proceeds from term debt	-	1,000,000
Repayment of term debt	(959,688)	(933,194)
Proceeds from the exercise of stock options	-	7,760
Dividends paid to stockholders	(202,428)	-
Net cash provided by financing activities	300,056	1,563,949
Net increase in cash	131,824	29,140
Cash at beginning of period	511,716	207,950
Cash at end of period	$643,540	$237,090

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$242,248	$273,726
Income taxes	263,674	296,845

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K and the amendment thereto on Form 10-K/A for the fiscal year ended November 30, 2014. The results of operations for the three and nine months ended August 31, 2015 are not necessarily indicative of the results for the fiscal year ending November 30, 2015.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three and nine months ended August 31, 2015. Actual results could differ from those estimates.

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

Basic and diluted earnings (loss) per common share have been computed based on the following as of August 31, 2015 and August 31, 2014:

	For the three months ended
	August 31, 2015	August 31, 2014
Basic:
Numerator: net income (loss)	$(795,593)	$558,208
Denominator: average number of common shares outstanding	4,061,052	4,048,552
Basic earnings (loss) per common share	$(0.20)	$0.14

Diluted:
Numerator: net income (loss)	$(795,593)	$558,208
Average number of common shares outstanding	4,061,052	4,048,552
Effect of dilutive stock options	0	4,577
Denominator: dilutive average number of common shares outstanding	4,061,052	4,053,129
Diluted earnings (loss) per common share	$(0.20)	$0.14

	For the nine months ended
	August 31, 2015	August 31, 2014
Basic:
Numerator: net income (loss)	$(395,770)	$553,051
Denominator: average number of common shares outstanding	4,057,496	4,047,544
Basic earnings (loss) per common share	$(0.10)	$0.14

Diluted:
Numerator: net income (loss)	$(395,770)	$553,051
Average number of common shares outstanding	4,057,496	4,047,544
Effect of dilutive stock options	0	5,608
Denominator: dilutive average number of common shares outstanding	4,057,496	4,053,152
Diluted earnings (loss) per common share	$(0.10)	$0.14

4)	Inventory

Major classes of inventory are:

	August 31, 2015	November 30, 2014
Raw materials	$10,521,170	$10,037,055
Work in process	444,320	467,110
Finished goods	9,116,182	8,504,062
	$20,081,672	$19,008,227
Less: Reserves	(3,588,106)	(3,918,947)
	$16,493,566	$15,089,280

5)	Accrued Expenses

Major components of accrued expenses are:

	August 31, 2015	November 30, 2014
Salaries, wages, and commissions	$534,331	$673,934
Accrued warranty expense	278,269	234,266
Other	416,450	676,128
	$1,229,050	$1,584,328

6)	Product Warranty

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

Changes in the Company’s product warranty liability for the three and nine months ended August 31, 2015 and August 31, 2014 are as follows:

	For the three months ended
	August 31, 2015	August 31, 2014
Balance, beginning	$283,571	$229,400
Settlements / adjustments	(70,327)	(70,683)
Warranties issued	65,025	126,379
Balance, ending	$278,269	$285,096

	For the nine months ended
	August 31, 2015	August 31, 2014
Balance, beginning	$234,266	$220,719
Settlements / adjustments	(240,463)	(265,753)
Warranties issued	284,466	330,130
Balance, ending	$278,269	$285,096

7)	Loan and Credit Agreements

On May 1, 2013, the Company began a banking relationship with U.S. Bank, which includes an $8,000,000 revolving line of credit (the “Line of Credit”) which was renewed in 2014 and was scheduled to mature on May 1, 2015. The Line of Credit is renewable annually with advances funding the Company’s working capital needs and is secured by real property and fixed asset collateral. On May 1, 2015, we signed an extension for the line of credit extending the maturity date to July 1, 2015; on June 23, 2015 we signed an additional extension, extending the maturity date to May 1, 2016. We expect to renew the Line of Credit prior to its maturity date. The interest rate is U.S. Bank’s prime interest rate, adjusted each time that the Federal prime rate changes, with a minimum rate of 3.50% per annum. As of August 31, 2015, the interest rate was the minimum of 3.50%. Monthly interest-only payments are required and the unpaid principal and accrued interest is due on the maturity date. As of August 31, 2015, the Company had a principal balance of $4,031,278 outstanding against the Line of Credit, with $3,141,324 remaining available, limited by the borrowing base calculation. The Line of Credit states that the borrowing base will be an amount equal to the sum of 75% of accounts receivable (discounted for aged accounts and customer balances exceeding 20% of aggregate receivables), plus 50% of inventory (this component cannot exceed $6,000,000 and only includes finished goods and raw materials deemed to be in good condition and not obsolete), less any outstanding loan balance of the Line of Credit, and less undrawn amounts of outstanding letters of credit issued by U.S. Bank or any affiliate. The Company’s obligations under the Line of Credit are evidenced by a Revolving Credit Note effective May 1, 2013, a Revolving Credit Agreement dated May 1, 2013 and certain other ancillary documents.

In addition to the Line of Credit, on May 1, 2013, the Company obtained four U.S. Bank loans totaling $6,319,000 at a fixed interest rate of 2.98% per annum (the “2013 U.S. Bank Term Loans”). As detailed in the Company’s long-term debt summary below, monthly principal and interest payments in the aggregate amount of $93,850 are required, with final payments of principal and accrued interest on the four loans, in the aggregate amount of $1,372,000, due on May 1, 2018.

On May 29, 2014, the Company obtained $1,000,000 in long-term debt from U.S. Bank to partially pay down the Line of Credit draw from 2013 that it had used to finance the purchase of the building and property of Ohio Metal Working Products Company in Canton, Ohio. The maturity date of this loan is May 25, 2017, with a final payment of principal and accrued interest in the amount of $890,000 due May 25, 2017. This loan is secured by a mortgage on the building and property acquired from Ohio Metal Working Products Company in Canton, Ohio pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 29, 2014, and is also subject to a Business Security Agreement between Ohio Metal Working Products/Art’s Way, Inc. (“Ohio Metal”) and U.S. Bank and a Continuing Guaranty (Unlimited) by Ohio Metal.

On July 16, 2015, the Company obtained an additional $1,500,000 revolving line of credit from U.S. Bank that matures on May 1, 2016 (the “2015 Line of Credit”). The Company has begun a new sales incentive program that offers extended payment terms up to 9 months on certain products for our dealers, subject to a Dealer’s Note and Dealer’s Security Agreement. These notes receivable would not be included in the borrowing base of our Line of Credit, so the 2015 Line of Credit was necessary to preserve our access to capital. The 2015 Line of Credit is secured by real property and fixed asset collateral, as well as all of the Company’s right, title and interest in the Dealer’s Notes and Dealer’s Security Agreements related to advances under the 2015 Line of Credit. The interest rate is U.S. Bank’s prime interest rate, adjusted each time that the Federal prime rate changes, with a minimum rate of 3.50% per annum. As of August 31, 2015, the interest rate was the minimum of 3.50%. Advances under the 2015 Line of Credit are due at the earlier of nine months after the date of the advancement, the 2015 Line of Credit maturity date or the sale by the dealer of the equipment relating to the applicable advance. Monthly interest-only payments are required and the unpaid principal and accrued interest is due on the maturity date. As of August 31, 2015, the Company had a principal balance of $0 outstanding against the 2015 Line of Credit, with $1,500,000 remaining available. The Company’s obligations under the 2015 Line of Credit are evidenced by a Promissory Note effective July 16, 2015 and certain other ancillary documents.

Except for the 2015 Line of Credit and the U.S. Bank UHC Loan (as defined below), each of the Company’s term loans from U.S. Bank is governed by a Term Note and a Term Loan Agreement. Each Term Loan Agreement and the Revolving Credit Agreement require the Company to provide monthly internally prepared financial reports, year-end audited financial statements, and a monthly aging of accounts receivable. The Company, as of the end of each fiscal quarter, must maintain a debt to tangible net worth ratio of not more than 1.5 to 1.0 and a fixed charge coverage ratio of at least 1.15 to 1.00. The loans are secured by a first position security interest on the assets of the Company and its subsidiaries, including but not limited to, inventories, machinery, equipment and real estate, in accordance with the Business Security Agreements entered into by the Company and its subsidiaries, the Pledge Agreements entered into by the subsidiaries and the Collateral Assignment of Dealer’s Notes and Security Agreements entered into by the Company. Additionally, the Company has mortgaged certain real property in favor of U.S. Bank as documented by mortgage agreements dated May 1, 2013 and May 29, 2014 (together, the “Mortgages”).

If the Company or its subsidiaries (as guarantors pursuant to continuing guaranties) commits an event of default under the Term Loan Agreements, Business Security Agreements, Pledge Agreements, Mortgages, or Revolving Credit Agreement and fails or is unable to cure that default, the interest rate on each of the loans and Line of Credit could increase by 5.0% per annum and by 10.0% per annum with respect to the 2015 Line of Credit, and U.S. Bank can immediately terminate its obligation, if any, to make additional loans to the Company. In addition, U.S. Bank may accelerate the Company’s obligations under the 2015 Line of Credit, collect any and all money otherwise due or to become due and shall have all other rights and remedies for default provided by the Uniform Commercial Code, as well as any other applicable law and the various loan agreements, including, without limitation, the right to repossess, render unusable and/or dispose of the collateral without judicial process. In addition, in an event of default, U.S. Bank may foreclose on mortgaged property pursuant to the terms of the Mortgages.

The Company was in compliance with all covenants under the Term Loan Agreements and the Revolving Credit Agreement as measured on August 31, 2015, other than its covenant to maintain a fixed charge coverage ratio of at least 1.15 to 1.00. The fixed charge coverage ratio is based on a rolling 12 month calculation and measures the Company’s ability to cover fixed expenses such as loan payments, tax payments, rental payments, and dividends. The net loss in the third quarter of 2015 from operations was the main reason for the non-compliance result as of August 31, 2015. US Bank has issued a waiver forgiving the non-compliance for the quarter and no event of default occurred. The next measurement date is November 30, 2015.

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

On May 1, 2010, the Company obtained a loan to finance the purchase of an additional facility located in West Union, Iowa to be used as a distribution center, warehouse facility, and manufacturing plant for certain products under the Art’s-Way brand. The funds for this loan were made available by the Iowa Finance Authority by the issuance of tax exempt bonds. This loan had an original principal amount of $1,300,000, an interest rate of 3.5% per annum and a maturity date of June 1, 2020. On February 1, 2013, the interest rate was decreased to 2.75% per annum. The other terms of the loan remain unchanged.

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

A summary of the Company’s term debt is as follows:

	August 31, 2015	November 30, 2014
U.S. Bank loan payable in monthly installments of $42,500 including interest at 2.98%, due May 1, 2018	$1,313,881	$1,662,311
U.S. Bank loan payable in monthly installments of $11,000 including interest at 2.98%, due May 1, 2018	770,351	850,930
U.S. Bank loan payable in monthly installments of $12,550 including interest at 2.98%, due May 1, 2018	873,843	965,889
U.S. Bank loan payable in monthly installments of $27,800 including interest at 2.98%, due May 1, 2018	1,186,756	1,407,366
U.S. Bank loan payable in monthly installments of $11,700 including interest at 3.15%, due May 10, 2017	495,816	588,101
U.S. Bank loan payable in monthly installments of $5,556 including interest at 2.98%, due May 25, 2017	952,818	980,940
Iowa Finance Authority loan payable in monthly installments of $12,500 including interest at 2.75%, due June 1, 2020	680,073	777,689
Total term debt	$6,273,538	$7,233,226
Less current portion of term debt	1,312,664	1,283,897
Term debt, excluding current portion	$4,960,874	$5,949,329

8)	Related Party Transactions

During the three- and nine-month periods ending August 31, 2015 the Company recognized revenues of $0 and $15,718, respectively, for transactions with a related party, compared to $38,348 and $47,588 in the same periods of fiscal 2014.

9)	Goodwill

The Company’s Agricultural Products segment contains goodwill related to our acquisition of the Miller Pro product line in 2007 and our acquisition of Universal Harvester in 2012. Changes in the Company’s carrying amount of goodwill for the nine months ended August 31, 2015 are as follows:

	August 31, 2015	November 30, 2014
Balance, beginning	$993,729	$993,729
Accumulated impairment losses	(618,729)	-
Balance, ending	$375,000	$993,729

We typically test goodwill for impairment in the fourth quarter of our fiscal year. Based on the continued decreased demand for Universal Harvester reels and a decrease in the creditworthiness of a major customer, we determined that it was appropriate to test our goodwill for impairment prior to our fourth quarter. Based on these trends, we have prepared an estimated present value of future cash flows using our projections of sales for the next five years, which was used to evaluate the fair value of the carrying amount of the intangible asset relative to the probable future cash flows. In August 2015, a noncash goodwill impairment loss of $618,729 was recognized in the Agricultural Products segment.

10)	Recently Issued Accounting Pronouncements

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

Going Concern

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern” which is authoritative guidance on management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and provide related footnote disclosures, codified in ASC 205-40, Going Concern. The guidance provides a definition of the term substantial doubt, requires an evaluation every reporting period including interim periods, provides principles for considering the mitigating effect of management’s plans, requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, requires an express statement and other disclosures when substantial doubt is not alleviated, and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU No. 2015-15 is effective for annual reporting periods ending after December 15, 2017. The Company will adopt this guidance for the fiscal year ending November 30, 2017, and it will apply to each interim and annual period thereafter. Its adoption is not expected to have a material effect on the Company's consolidated financial statements.

11)	Equity Incentive Plan and Stock Based Compensation

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

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. We estimate the fair value of each stock-based award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. We incurred $0 and $28,484 of stock-based compensation expense during the three and nine months ended August 31, 2015, respectively, compared to $0 and $14,504 of stock-based compensation expense for the same respective periods of fiscal 2014.

12)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At August 31, 2015, and November 30, 2014, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts approximate fair value because of the short maturity of these instruments. We performed a nonrecurring fair value assessment of goodwill related to the Universal Harvester acquisition using a present value of estimated future cash flows calculation, described in more detail in Note 9. The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

13)	Segment Information

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

Approximate financial information with respect to the reportable segments is as follows.

	Three Months Ended August 31, 2015
	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Revenue from external customers	$4,911,000	$372,000	$1,103,000	$500,000	$6,886,000
Income (loss) from operations	(861,000)	(105,000)	45,000	(83,000)	$(1,004,000)
Income (loss) before tax	(1,019,000)	(113,000)	38,000	(91,000)	$(1,185,000)
Total Assets	24,540,000	2,511,000	2,691,000	2,963,000	$32,705,000
Capital expenditures	71,000	8,000	6,000	6,000	$91,000.00
Depreciation & Amortization	159,000	27,000	31,000	30,000	$247,000

	Three Months Ended August 31, 2014
	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Revenue from external customers	$9,362,000	$606,000	$820,000	$797,000	$11,585,000
Income (loss) from operations	1,034,000	(59,000)	7,000	(74,000)	$908,000
Income (loss) before tax	991,000	(64,000)	-	(82,000)	$845,000
Total Assets	26,426,000	2,489,000	2,842,000	3,334,000	$35,091,000
Capital expenditures	39,000	-	-	1,000	$40,000
Depreciation & Amortization	147,000	27,000	36,000	29,000	$239,000

	Nine Months Ended August 31, 2015
	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Revenue from external customers	$16,592,000	$1,374,000	$2,162,000	$1,851,000	$21,979,000
Income (loss) from operations	158,000	(171,000)	(119,000)	(128,000)	$(260,000)
Income (loss) before tax	(83,000)	(191,000)	(139,000)	(173,000)	$(586,000)
Total Assets	24,540,000	2,511,000	2,691,000	2,963,000	$32,705,000
Capital expenditures	204,000	10,000	4,000	11,000	$229,000
Depreciation & Amortization	426,000	80,000	98,000	89,000	$692,000

	Nine Months Ended August 31, 2014
	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Revenue from external customers	$21,366,000	$1,504,000	$1,818,000	$2,603,000	$27,291,000
Income (loss) from operations	1,430,000	(168,000)	(233,000)	28,000	$1,057,000
Income (loss) before tax	1,292,000	(190,000)	(249,000)	(18,000)	$835,000
Total Assets	26,426,000	2,489,000	2,842,000	3,334,000	$35,091,000
Capital expenditures	629,000	11,000	-	11,000	$651,000
Depreciation & Amortization	356,000	81,000	110,000	86,000	$633,000

14)	Subsequent Event

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K and the amendment thereto on Form 10-K/A for the fiscal year ended November 30, 2014. Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our expectations regarding our warranty costs and order backlog; (ii) our beliefs regarding the sufficiency of working capital and cash flows, and our continued ability to renew or obtain financing on reasonable terms when necessary; (iii) the impact of recently issued accounting pronouncements; (iv) our intentions and beliefs relating to our costs and business strategies; (v) our expected financial results; and (vi) our expectations concerning our primary capital and cash flow needs.

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

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of August 31, 2015 have remained unchanged from November 30, 2014. Disclosure of these critical accounting policies is incorporated by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2014.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for the three- and nine-month periods ended August 31, 2015 were $6,886,000 and $21,979,000, respectively, compared to $11,585,000 and $27,291,000 during the same respective periods in 2014, a $4,699,000, or 40.6%, decrease for the quarter and a $5,312,000 or 19.5% decrease year-to-date. The decreases in revenue are primarily due to decreased sales of our agricultural products segments. We are experiencing decreased demand for nearly all agricultural products, but our Universal Harvester reel sales were down nearly 70% during the year-to-date as compared to the prior year. Consolidated gross margin for the three- and nine-month periods ended August 31, 2015 was 18.4% and 25%, respectively, compared to 23.3% and 23.4% for the same respective periods in fiscal 2014. The decreased revenue amounts coupled with relatively static fixed costs has put negative pressure on our gross margins both quarterly and year-to-date.

Our third quarter agricultural segment sales were $4,911,000 compared to $9,362,000 during the same period of 2014, a decrease of $4,451,000, or 47.5%. This decrease is due to decreased demand for all of our agricultural products, but most specifically our Universal Harvester reels. Our year-to-date agricultural segment sales were $16,592,000 in 2015 as compared to $21,366,000 in 2014, a $4,774,000, or 22.3% decrease. The gross margin of our agricultural products segment for the three- and nine-month periods ended August 31, 2015 was 18.0% and 27.2%, respectively, compared to 25.0% and 24.8% for the same respective periods in 2014. Our decreased gross margin for the third quarter of fiscal 2015 is directly related to our decreased sales volume. We have implemented several cost cutting measures to align our resources more closely with the current demand for agricultural products. We believe these measures will somewhat decrease the pressures on our gross margin profile moving forward.

Our third quarter and year-to-date sales at our pressurized vessels segment were $372,000 and $1,374,000, respectively, compared to $606,000 and $1,504,000 for the same respective periods in 2014. Gross margin for the quarter and year-to-date periods ended August 31, 2015 was 0.8% and 7.9% respectively, compared to 6.9% and 6.4% for the same respective periods in 2014. The year-to-date increase was due to efficiencies gained in our manufacturing process for our pressurized vessels. Our decrease in gross margin for the quarterly period was due to the decreased levels of revenue while maintaining the level of fixed costs.

Our three- and nine-month sales for our modular building segment were $1,103,000 and $2,162,000, respectively, compared to $820,000 and $1,818,000 for the same respective periods in fiscal 2014, an increase of $283,000, or 34.5%, for the three-month period and a $344,000, or 18.9%, increase for the nine-month period. Gross margin for the quarter and year-to-date periods ended August 31, 2015 was 24.8% and 20.5%, respectively, compared to 20.1% and 15.6% for the same respective periods in 2014. The increases were attributable to our higher levels of revenue resulting from higher sales volumes.

Our tools segment had sales of $500,000 during the three months ended August 31, 2015, compared to $797,000 for the same period in 2014, a 37.3% decrease. Year-to-date sales for our tools segment were $1,851,000 in 2015 compared to $2,603,000 in 2014, a $752,000, or 28.9%, decrease. These decreases are largely due to a general decline in the energy industry. Gross margin for our tools segment was 20.6% and 25.1% for the three-and nine-month periods ending August 31, 2015, respectively, compared to 19.8% and 26.9% for the same respective periods of fiscal 2014.

Expenses

Our third fiscal quarter consolidated selling expenses were $532,000 compared to $566,000 for the same period in 2014. Our year-to-date consolidated selling expenses were $1,678,000 in 2015 compared to $1,742,000 for the same period in 2014. The decreases in selling expenses for the third quarter and year-to-date are largely due to decreased commission and salary expense compared to prior year periods. Selling expenses as a percentage of sales were 7.7% and 7.6% for the three- and nine-month periods ended August 31, 2015, respectively, compared to 4.9% and 6.4% for the same respective periods in 2014.

Consolidated engineering expenses were $145,000 and $381,000 for the three and nine month periods ended August 31, 2015, respectively, compared to $129,000 and $361,000 for the same respective periods in 2014. Engineering expenses as a percentage of sales were 2.1% and 1.7% for the three- and nine-month periods ended August 31, 2015, respectively, compared to 1.1% and 1.3% for the same respective periods in 2014.

Consolidated administrative expenses for the three and nine month periods ended August 31, 2015 were $972,000 and $3,108,000, respectively, compared to $1,101,000 and $3,212,000 for the same respective periods in 2014. Administrative expenses as a percentage of sales were 14.0% and 14.1% for the three- and nine-month periods ended August 31, 2015, respectively, compared to 9.5% and 11.8% for the same respective periods in 2014.

Income

Consolidated net income (loss) was $(796,000) for the three-month period ended August 31, 2015, compared to net income of $558,000 for the same period in 2014. The decrease was primarily due to the decreases in revenue described above and a noncash charge for impairment of the goodwill from our UHC reporting unit, part of the Agricultural Products segment. During the third quarter of fiscal 2015, we evaluated our goodwill for impairment based on economic factors related to that particular product line. As a result of our evaluation, as further described in Note 9 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this report, we incurred a noncash impairment charge for the full amount of goodwill associated with our acquisition of the UHC product line of $618,729. The remaining portion of the decreased net income is directly attributable to our decreased sales volume. Consolidated net income (loss) for the nine-month period ended August 31, 2015 was $(396,000) compared to a net income of $553,000 in the same period of 2014. This decrease in income reflects the noncash impairment charge along with decreased operating income across all our segments.

Order Backlog

The consolidated order backlog net of discounts as of September 29, 2015 was $3,607,000 compared to $5,198,000 as of September 29, 2014. The agricultural products segment order backlog was $1,545,000 as of September 29, 2015 compared to $3,534,000 in fiscal 2014. We continue to see decreased order volume as a result of the overall downturn in the agricultural economy. The backlog for the pressurized vessels segment was $628,000 as of September 29, 2015, compared to $312,000 in fiscal 2014. We are currently working on a large tank order that we expect to deliver in the next two fiscal quarters. The backlog for the modular buildings segment was $890,000 as of September 29, 2015, compared to $903,000 in fiscal 2014. The backlog for the tools segment was $544,000 as of September 29, 2015, compared to $449,000 in fiscal 2014. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our primary sources of funds for the nine months ended August 31, 2015 were proceeds from the U.S. Bank lines of credit and a reduction in our accounts receivable; our primary uses of cash were for inventories, payments on term debt, decreased accrued expenses, and dividends paid to stockholders. We expect our primary capital needs for the remainder of the fiscal year to relate to costs of operation, including production.

We have an $8,000,000 revolving line of credit with U.S. Bank, which, as of August 31, 2015, had an outstanding principal balance of $4,031,278, and a $1,500,000 equipment financing line of credit with U.S. Bank, which, as of August 31, 2015 had an outstanding principal balance of $0. The lines of credit are scheduled to mature on May 1, 2016, with the $8,000,000 line of credit being renewable annually. For additional information about our financing activities, please refer to Note 8 to the audited consolidated financial statements and to the discussion entitled “Liquidity and Capital Resources,” each contained in our Annual Report on Form 10-K and our amendment thereto on Form 10-K/A for the fiscal year ended November 30, 2014, as well as Note 7 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

On July 16, 2015, the Company obtained a $1,500,000 revolving line of credit (the “2015 Line of Credit”) from U.S. Bank National Association (the “Lender”). The 2015 Line of Credit is in addition to the Company’s existing $8,000,000 revolving line of credit with the Lender and will be used in connection with extended payment terms to be offered by the Company to its dealers. Advances under the 2015 Line of Credit will accrue interest at the Lender’s prime rate, with a minimum rate of 3.50% per annum. As of August 31, 2015, the interest rate was the minimum of 3.50%. The 2015 Line of Credit is scheduled to mature on May 1, 2016, with advances thereunder due at the earlier of nine months after the date of the advancement, the 2015 Line of Credit maturity date or the sale by the dealer of the equipment relating to the applicable advance. Monthly interest-only payments are required; any unpaid principal and accrued and unpaid interest is due on the maturity date. As of August 31, 2015, the Company had a principal balance of $0 outstanding against the 2015 Line of Credit, with $1,500,000 remaining available.

If the Company or its subsidiaries (as guarantors) commits an event of default under the agreements governing the 2015 Line of Credit, which includes failing to make any payment when due, becoming insolvent, failing to provide collateral or evidence of perfection of security interests provided to secure advancements under the 2015 Line of Credit within the time specified therein, the Lender may, among other remedies, cause the entire outstanding principal and accrued interest to become immediately due and payable and may foreclose on the property securing the Company’s obligations. In addition, any payment under the 2015 Line of Credit that is not made within 10 days or after the due date shall bear interest at a rate of 10.0% per annum.

The Company’s obligations under the 2015 Line of Credit are evidenced by a Promissory Note dated July 16, 2015, which is attached hereto as Exhibit 10.1 and secured by the Pledge Agreements, Business Security Agreements and Continuing Guaranties previously entered into among the Company and its subsidiaries and the Lender, which the Company has previously filed as exhibits 10.12 through 10.21 to Form 10-Q for the Quarterly Period Ending May 31, 2013 and exhibit 10.6 to Form 10-Q for the Quarterly Period Ended May 31, 2014 , as well as a Business Security Agreement dated October 25, 2013 entered into among the Company and its subsidiaries and the Lender, which is attached hereto as Exhibit 10.2, a Continuing Guaranty dated October 25, 2013 entered into among the Company and its subsidiaries and the Lender, which is attached hereto as Exhibit 10.3, and a Collateral Assignment of Dealer’s Notes and Security Agreements dated July 16, 2015, which is attached hereto as Exhibit 10.4 and by which the Company has agreed to assign all of its right, title and interest in certain Dealer’s Notes and Dealer’s Security Agreements related to advances under the 2015 Line of Credit, in order to secure repayment of such advances. The foregoing summaries of the 2015 Line of Credit, the Collateral Assignment of Dealer’s Notes and Security Agreements and other ancillary documents do not purport to be complete and are qualified in their entirety by reference to the full text of such documents, which are attached as the above-referenced exhibits to the Company’s reports filed with the Securities and Exchange Commission and are incorporated by reference herein.

Item 6.   Exhibits.

See “Exhibit Index” on page 24 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date: October 1, 2015	By: /s/ Carrie L. Majeski
Carrie L. Majeski
President and Chief Executive Officer

Date: October 1, 2015	By: /s/ Amber J. Murra
Amber J. Murra
Chief Financial Officer

Art’s-Way Manufacturing Co., Inc.

Exhibit Index

Form 10-Q for the Quarterly Period Ended August 31, 2015

Exhibit No.	Description
10.1	Promissory Note dated July 16, 2015 – filed herewith.
10.2	Business Security Agreement, by Ohio Metal and U.S. Bank N.A., dated October 25, 2013 – filed herewith.
10.3	Continuing Guaranty (Unlimited), by Ohio Metal and U.S. Bank N.A., dated October 25, 2013 – filed herewith.
10.4	Collateral Assignment of Dealer’s Notes and Security Agreements by Art’s-Way Manufacturing Co., Inc., dated July 16, 2015 – filed herewith.
31.1	Certificate of Chief Executive Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
31.2	Certificate of Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
101

The following materials from this report, formatted in XBRL (Extensible Business Reporting Language) are filed herewith: (i) condensed consolidated balance sheets, (ii) condensed consolidated statement of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements.