Form 10-K
period 2015-11-30
ARTS WAY MANUFACTURING CO INC
filed 2016-02-03
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price on May 29, 2015 as reported on the NASDAQ Stock Market LLC ($5.00 per share), was approximately $11,158,555.

As of January 19, 2016, there were 4,061,052 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders to be filed within 120 days of November 30, 2015, are incorporated by reference into Part III of this Form 10-K.

Art’s-Way Manufacturing Co., Inc.

FORWARD LOOKING STATEMENTS

Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Forward-looking statements in this report generally relate to: our anticipated sale of our Ames, Iowa production facility; our expectations regarding our warranty costs and order backlog; our beliefs regarding the sufficiency of working capital and cash flows, and our continued ability to renew or obtain financing on reasonable terms when necessary; the impact of recently issued accounting pronouncements; our intentions and beliefs relating to our costs and business strategies; our expected operating and financial results; our expectations concerning our primary capital and cash flow needs; our beliefs regarding competitive factors and our competitive strengths; expectations regarding capabilities and demand; our predictions regarding the impact of seasonality; our beliefs regarding the impact of the farming industry on our business; our beliefs regarding internal controls; and our intentions for paying dividends. Many of these forward-looking statements are located in this report under “Item 1. BUSINESS” and “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” but they may appear in other sections as well.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: the impact of tightening credit markets on our ability to continue to obtain financing on reasonable terms; our ability to continue to meet debt obligations and comply with financial covenants; obstacles related to integration of acquired product lines and businesses; the effect of general economic conditions, including consumer and governmental spending, on the demand for our products and the cost of our supplies and materials; fluctuations in seasonal demand and our production cycle; the ability of our suppliers to meet our demands for raw materials and component parts; our OEM customers decisions regarding supply chain structure, inventory levels, and overall business conditions; fluctuations in the price of raw materials, especially steel; our ability to predict and meet the demands of each market in which our segments operate our ability to predict and respond to any seasonal fluctuations in demand; our ability to maintain intellectual property rights; the existence and outcome of product liability claims and other ordinary course litigation; changes in environmental, health and safety regulations and employment laws; our ability to retain our executive officers; the cost of complying with laws, regulations, and standards relating to corporate governance and public disclosure, and the demand such compliance places on management’s time; loan covenant restrictions on our ability to pay dividends; unexpected closing delays or changes to our contract for the sale of our Ames, Iowa production facility; and other factors described in this report and from time to time in our other reports to the SEC. We do not intend to update the forward-looking statements contained in this report other than as required by law. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

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

We have organized our business into four operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies. Our agricultural products segment manufactures and distributes farm equipment under our own and private labels and includes the operations of our wholly-owned subsidiaries, Art’s-Way Manufacturing International LTD, a Canadian company (“International”) and Universal Harvester by Art’s-Way, Inc., an Iowa corporation (“UHC by Art’s-Way” or “UHC”), which was merged into the Company effective November 30, 2015. Our pressurized vessels segment manufactures pressure vessels through our wholly-owned subsidiary, Art’s-Way Vessels, Inc., an Iowa corporation. Our modular building segment manufactures modular buildings for various uses, commonly animal containment and research laboratories, through our wholly-owned subsidiary, Art’s-Way Scientific, Inc., an Iowa corporation; and our tools segment manufactures standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools through our wholly-owned subsidiary, Ohio Metal Working Products/Art’s Way, Inc., an Ohio corporation (“Ohio Metal”). For detailed financial information relating to segment reporting, see Note 16 to our financial statements in Item 8 of this report.

Business of Our Segments

Agricultural Products

Our Agricultural Products segment, which accounted for 74.3% of our net revenue in the 2015 fiscal year and 77.3% of our net revenue in the 2014 fiscal year, is located primarily in our Armstrong, Iowa facility. The segment manufactures a variety of specialized farm machinery under our own label, including: portable and stationary animal feed processing equipment and related attachments used to mill and mix feed grains into custom animal feed rations; stalk shredders; a line of hay and forage equipment consisting of forage boxes, blowers, running gear, dump boxes, balers and mergers; a line of portable grain augers; a line of manure spreaders; sugar beet harvesting equipment; a line of land maintenance equipment; moldboard plows; potato harvesters; reels for combines and swathers; and industrial grade snow blowers under Agro Trend by Art’s-Way Manufacturing International LTD. We sell our labeled products through independent farm equipment dealers throughout the United States and Canada. In addition, we manufacture and supply silage blowers and reels under original equipment manufacturer (OEM) agreements. Sales to our OEM customers accounted for 5% of our consolidated sales for the fiscal year ended November 30, 2015 and 9.5% of our consolidated sales for the fiscal year ended 2014. We also provide after-market service parts that are available to keep our branded and OEM produced equipment operating to the satisfaction of the end user of our products.

Pressurized Vessels

Our Pressurized Vessels segment, which accounted for 5.8% of our net revenue in the 2015 fiscal year and 4.8% of our net revenue in the 2014 fiscal year, is located in Dubuque, Iowa. This segment produces and sells pressurized vessels, both American Society of Mechanical Engineers (ASME) code and non-code. It provides a combination of services as a manufacturer and supplier of steel vessels and steel containment systems. We build in carbon steel and stainless steel, ranging from atmospheric (0 PSI) storage vessels up to any PSI pressure rating required. We provide vessels ranging in size from 4 inches to 168 inches in diameter and in various lengths as our customers require. The vessels are primarily sold to manufacturing facilities that will use the vessel as a component part of their end product. We primarily serve the following industries: water treatment; air receivers; refineries; co-generation; chemical; petrochemical; storage tanks; agriculture; marine; refrigeration; hydro pneumatic; heavy equipment; pharmaceuticals and mining. In addition to our role as a fabricator of vessels, we provide services including: custom CAD drawing; welding; interior linings and exterior finishing; passivation of stainless steel; hydrostatic and pneumatic testing; design, build and finishing of skids; installation of piping; non-destructive examination and heat treating.

Modular Buildings

Our Modular Buildings segment, which accounted for 11.4% of our net revenue in the 2015 fiscal year and 8.2% of our net revenue in the 2014 fiscal year, is located in Monona, Iowa. This segment produces and sells modular buildings, which are custom designed to meet the specific research needs of our customers. The buildings we commonly produce range from basic swine buildings to complex containment research laboratories. We plan to continue our focus on providing research facilities for academic research institutions, government research and diagnostic centers, public health institutions and private research and pharmaceutical companies, as those are our primary market sectors. We provide services from start to finish by designing, manufacturing, delivering, installing or renting the building units.

Tools

Our Tools segment, which is located in Canton, Ohio, accounted for 8.5% of our net revenue in the 2015 fiscal year and 9.7% of our net revenue in the 2014 fiscal year. This segment produces and sells standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools. The tools are used by manufacturers in various industries to cut and shape various parts, pipes, and fittings. The marketing of the tools is primarily through independent distributors supplying manufacturers with industrial tools and supplies. We plan to continue our focus on providing cutting tools to industries such as automotive, aerospace, oil and gas piping, and appliances.

Our Principal Products

Agricultural Products

From its beginnings as a producer of portable grinder mixers, our Agricultural Products segment has grown through developing several new products and with our acquisitions. In 2012, we acquired UHC in Ames, Iowa and began selling reels for combines and swathers as UHC by Art’s-Way. In 2013, we acquired Agro Trend in Clifford, Ontario, through which we now sell industrial snow blowers and agricultural trailers as Art’s-Way Manufacturing International LTD. Today, our Agricultural Products segment manufactures a wide array of products relating to feed processing, crop production, augers, spreaders, hay and forage, tillage and land management, potato harvesting, and sugar beet harvesting equipment. We primarily manufacture products under the Art’s-Way, Miller Pro, Roda, M&W, Badger, and UHC by Art’s-Way brand names. Our Agricultural Products segment also maintains a small volume of OEM work for the industry’s leading manufacturers.

Grinder mixer line. The grinder mixer line represents our original product line. Our founder, Arthur Luscombe, designed the original PTO powered grinder-mixer prior to the Company’s inception. Grinder mixers are used to grind grain and mix in proteins for animal feed. They have several agricultural applications, and are commonly used in livestock operations. Our grinder mixers have wide swing radiuses to allow users to reposition the discharge tube from one side of the tank to the other in one step. Our 6105 grinder mixer offers a 105-bushel tank with a 20-inch hammermill. Our 6140 grinder mixer is a medium sized product with a 140-bushel tank, a 20” hammermill, and an 8” discharge auger. Our 6530 is the largest in the industry at 165-bushel tank with a 26-inch hammermill. It features self-contained hydraulics, and 10-inch discharge augers, which yields the fastest unload times in the industry. Our Cattle Maxx rollermill mixer products offer consistent feed grain rations for beef and dairy operations and are available in 105-bushel, 140-bushel and 165-bushel capacities.

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

Reels line. In May of 2012 we purchased the assets of UHC and began selling reels for combines and swathers as UHC by Art’s-Way. These reels have a unique flip over action for self-cleaning in adverse conditions. They are manufactured with extruded aluminum creating a light weight yet strong reel.

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

Product Distribution and Markets

We distribute goods for our Agricultural Products segment primarily through a network of approximately 1,800 U.S. and Canadian independent dealers, as well as overseas dealers in the U.K., and Australia, whose customers require specialized agricultural machinery. We have sales representation in 48 states and seven Canadian provinces; however, many dealers sell only service parts for our products. Our dealers sell our products to various agricultural and commercial customers. We also maintain a local sales force in our Armstrong, Iowa facility to provide oversight services for our distribution network, communicate with end users, and recruit and train dealers on the uses of our products. Our local service parts staff is available to help customers and dealers with their service parts needs. Our Pressurized Vessels and Modular Building segments traditionally sell products customized to the end-users’ requirements directly to the end-users. Our Tools segment distributes products through manufacturers’ representatives, direct sales, and OEM sales channels.

We currently export products to four foreign countries. We have been shipping grinder mixers abroad since 2006, and have exported portable rollermills as well. We look forward to strengthening these relationships and developing new international markets as well. Our international sales accounted for 7.3% of consolidated sales.

Backlog. Our backlogs of orders vary on a daily basis. As of January 25, 2016, our Tools segment had approximately $156,000 of backlog, our Pressurized Vessels segment had approximately $701,000 of backlog, our Modular Buildings segment had approximately $686,000 of backlog and our Agricultural Products segment had a net backlog of approximately $3,535,000. We expect that our order backlogs will continue to fluctuate as orders are received, filled, or cancelled, and due to dealer discount arrangements we may enter into from time to time, these figures are not necessarily indicative of future revenue.

Recent Product Developments

During 2015, development in our Agricultural Products segment consisted of several products. We introduced the new 6140 grinder mixer. We also debuted a belt drive system as a product enhancement to our 6530 grinder mixer. We also added a 20’, 22’, and 24’ pull type tandem axle vertical manure spreader to our product offerings.

Our Pressurized Vessels and Modular Building segments complete projects based on customer specifications and did not engage in specific product development during 2015.

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

Modular Buildings

We expect continued competition from our Modular Buildings segment’s existing competitors, which include conventional design/build firms, as well as competition from new entrants into the modular building market. To some extent, we believe barriers to entry in the modular building industry limit the competition we face in the industry. Barriers to entry in the market consist primarily of access to capital, access to a qualified labor pool, and the bidding process that accompanies many jobs in the health and education markets. Despite these barriers, manufacturers who have a skilled work force and adequate production facilities could adapt their manufacturing facilities to produce modular structures.

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

We have an original equipment manufacturer (OEM) supplier agreement with Case New Holland (CNH) for our Agricultural Products segment. Under the OEM agreement, we have agreed to supply CNH’s requirements for certain feed processing and service parts, primarily blowers, under CNH’s label. The agreement has no minimum requirements and can be cancelled upon certain conditions. The initial term of the agreement with CNH ran through September 2006, but the agreement continues in force until terminated or cancelled. We have not terminated or cancelled the agreement as of November 30, 2015. We also sell reels to Honey Bee and Agco under an OEM agreement. For the year ended November 30, 2015, sales to OEM customers were approximately 5% of consolidated sales.

We do not rely on sales to one customer or a small group of customers. During the year ended November 30, 2015, no one customer accounted for more than 5% of consolidated revenues.

Intellectual Property

We maintain manufacturing rights on several products which cover unique aspects of design. We also have trademarks covering product identification. We believe our trademarks and licenses help us to retain existing business and secure new relationships with customers. The duration of these rights ranges from 5 to 10 years, with options for renewal. We currently have no pending applications for intellectual property rights.

We pay royalties for our use of certain manufacturing rights. Under our OEM and royalty agreement with CNH, CNH sold us the license to manufacture, sell and distribute certain plow products designed by CNH and their replacement and component parts. We pay semi-annual royalty payments based on the invoiced price of each licensed product and service part we sell. Under agreements with Roda and M&W, we acquired an ongoing license to manufacture, sell and distribute Roda-branded manure spreaders and M&W-branded balers in exchange for royalty payments for certain time periods which expired in January 2015and May 2015, respectively. Having fulfilled our royalty obligations under the Roda and M&W agreements, we no longer are required to make payments, but retain the rights to manufacture, sell, and distribute these products.

Research and Development Activities

Our Agricultural Products segment is continually engaged in research and development activities to improve and enhance our existing products. We perform research and development activities internally, and the cost of our research and development activities is not borne by our customers. Our research and development expenses are cyclical; they may be high in one year, but would tend to be lower the next, with an increase in production expenses as our new ideas are manufactured. Research and development expenses during our 2015 fiscal year accounted for $162,000 of our total consolidated engineering expenses, compared to $191,000 during our 2014 fiscal year.

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

Government Relationships and Regulations; Environmental Compliance

Our Modular Buildings segment must design, manufacture and install its modular buildings in accordance with state building codes, and the Company has been able to achieve the code standards in all instances. In addition, we are subject to various federal, state and local laws and regulations pertaining to environmental protection and the discharge of materials into the environment. We do not expect that the cost of complying with these regulations will have a material impact on our consolidated results of operations, financial position or cash flows.

Employees

As of November 30, 2015, we employed approximately eighty-two employees in our Agricultural Products segment, one of whom was employed on a part-time basis. As of the same date, we had approximately fifteen full-time employees in our Pressurized Vessels segment and eighteen full-time employees in our Tools segment, nearly all of whom are represented by unions and covered by collective bargaining agreements. In addition, our Modular Buildings segment employed approximately sixteen employees, three of whom worked on a part-time basis. We experienced a decrease in employee levels in 2015 based upon demand for our product lines, and the numbers provided above do not represent our peak employment during our 2015 fiscal year.

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

In connection with the acquisition of certain assets of UHC in May 2012, we also purchased the land and building used for manufacturing of the products sold by UHC, located in Ames, Iowa. The building contains approximately 41,640 square feet of usable space and is in good condition. The purchased land is approximately 10 acres and is used in connection with our Agricultural Products segment. We have accepted an offer on this facility for $1,192,000 less closing expenses and expect the sale to close in the first quarter of fiscal 2016, subject to customary closing conditions.

In connection with the acquisition of certain assets of Agro Trend in June of 2013, we assumed the lease on an 8,500 square foot facility in Clifford, Ontario, Canada. The lease on this facility was for a term of 2 years and expired on May 23, 2015. We entered into a two year lease agreement on April 22, 2015 for a 14,000 square foot facility in Listowel, Ontario, Canada in order to continue the manufacturing, marketing and sales of Agro Trend products from Canada. This facility is used in connection with our Agricultural Products segment.

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

Our owned real property in West Union, Iowa is subject to a mortgage granted to The First National Bank of West Union (n/k/a Bank 1st) as security for a term loan. All of our remaining owned real property is subject to mortgages granted to U.S. Bank as security for our long-term debt and our line of credit. See “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity and Capital Resources” for more information.

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

	Common Stock High and Low Sales Prices Per Share by Quarter
	Fiscal Year Ended November 30, 2015		Fiscal Year Ended November 30, 2014
	High	Low	High	Low
First Quarter	$5.49	$4.51	$6.30	$5.75
Second Quarter	$5.98	$4.27	$6.74	$5.70
Third Quarter	$5.94	$4.20	$6.00	$5.15
Fourth Quarter	$4.39	$2.90	$7.08	$4.76

Stockholders

We have two classes of stock, undesignated preferred stock and $0.01 par value common stock. No shares of preferred stock have been issued or are outstanding. As of January 6, 2016, we had 86 common stock stockholders of record, which number does not include stockholders who hold our common stock in street name.

Dividends

On January 26, 2015 we announced a dividend of $0.05 per share paid on February 27, 2015 to shareholders of record on February 12, 2015. We did not pay a dividend during the 2014 fiscal year. We expect that the payment of and the amount of any future dividends will depend on our financial condition at that time. Our loans with U.S. Bank require us to obtain consent from U.S. Bank prior to declaring a dividend payment.

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

Financial Position

We believe that our consolidated balance sheet indicates a stable financial position. During fiscal year 2015, we decreased our total liabilities by $783,000, a 5.8% decrease. We expect our access to capital will continue to provide future cash for equipment investments, acquisitions, or debt pay down. During fiscal 2015 our working capital decreased slightly, and we have $3,000,000 available on our line of credit as of November 30, 2015.

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

In certain circumstances, upon the customer’s written request, we may recognize revenue when production is complete and the good is ready for shipment. At the buyer’s request, we will bill the buyer upon completing all performance obligations, but before shipment. The buyer dictates that we ship the goods per their direction from our manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that we will segregate the goods from our inventory, such that they are not available to fill other orders. This agreement also specifies that the buyer is required to purchase all goods manufactured under this agreement. Title of the goods will pass to the buyer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the buyer, and the buyer agrees to maintain insurance on the manufactured items that have not yet been shipped. We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both buyer and seller. The credit terms on this agreement are consistent with the credit terms on all other sales. All risks of loss are shouldered by the buyer, and there are no exceptions to the buyer’s commitment to accept and pay for these manufactured goods. Revenues recognized at the completion of production in 2015 and 2014 were approximately $634,000 and $628,000, respectively.

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

Results of Operations

Fiscal Year Ended November 30, 2015 Compared to Fiscal Year Ended November 30, 2014

Our consolidated net sales totaled $27,936,000 for the fiscal year ended November 30, 2015, which represents a 22.8% decrease from our consolidated net sales of $36,170,000 in 2014. The decrease in revenue is primarily due to decreased sales of our agricultural products segment. We are experiencing decreased demand of nearly all our agricultural products, but our Universal Harvester reel sales were down over 70% as compared to the prior year. Our consolidated gross profit increased as a percentage of net sales from 24.1% in 2014 to 25.0% of net sales in 2015. This increase is largely due to cost-cutting measures and efficient use of inventory, primarily in our agricultural products segment. Our consolidated operating expenses increased by 4.6%, from $7,060,000 in 2014 to $7,388,000 in 2015. The primary reason for this increase is the $618,729 non-cash expense recognized in August 2015 for the impairment of goodwill associated with the 2012 acquisition of Universal Harvester. Because the majority of our corporate general and administrative expenses are borne by our Agricultural Products segment, that segment represented $5,394,000 of our total consolidated operating expenses, while our Pressurized Vessels segment represented $399,000, our Modular Buildings segment represented $820,000, and our Tools segment represented $775,000 of the total.

Our consolidated operating loss for the 2015 fiscal year was $(404,000) compared to operating income of $1,665,000 for the 2014 fiscal year. Our Modular Buildings segment provided operating income of $150,000. Our Agricultural Products had an operating loss of $(84,000) after considering the $618,729 non-cash impairment charge. Our Pressurized Vessels segment had an operating loss of $(327,000), and our Tools segment had an operating loss of $(143,000).

Consolidated net loss for the 2015 fiscal year was $(558,000), compared to net income of $935,000 in the 2014 fiscal year, a decrease of $1,493,000. This decrease is primarily a result of impairment of goodwill but also due to lower net sales by our Agricultural Products, Pressurized Vessels, and Tools segments, but offset somewhat by increased sales at our Modular Buildings segment. Our effective tax rate for the years ending November 30, 2015 and 2014 was 35.5% and 28.2%, respectively.

Agricultural Products. Our Agricultural Products segment’s sales revenue for the fiscal year ended November 30, 2015 was $20,756,000, compared to $27,952,000 during the same period of 2014, a decrease of $7,196,000, or 25.7%. The decrease was due most significantly to decreased sales of our UHC product lines (reels for combines and swathers), but we saw decreased sales in nearly every product manufactured in our Agricultural Products segment. Gross profit for the fiscal year ended November 30, 2015 was 25.6%, unchanged from fiscal 2014. We were able to maintain our gross margin on decreased sales volume with various cost cutting measures, as well as utilizing our inventory more efficiently. The decrease in sales in our Agricultural Products segment is not unlike all other companies that serve this market, both large and small. We do not believe that the sales decreases in fiscal 2015 represent a loss of market share, but rather lower demand in the overall market place for agricultural equipment. We anticipate the decreased market demand to continue through fiscal 2016.

Our Agricultural Products segment’s operating expenses for the fiscal year ended November 30, 2015 were $5,394,000, compared to $5,051,000 for the same period in 2014, an increase of $343,000 or 6.8%. As previously discussed, these operating expenses include a one-time non-cash expense for the impairment of goodwill at UHC of $618,729. This segment’s operating expenses for the fiscal year ended November 30, 2015 were 26.0% of sales, compared to 18.1% of sales for the same period in 2014. Total loss from operations for our Agricultural Products segment during the fiscal year ended November 30, 2015 was $(84,000), compared to operating income of $2,099,000 for the same period in 2014, a decrease of $(2,183,000.)

Pressurized Vessels. Our Pressurized Vessels segment’s net sales for the fiscal year ended November 30, 2015 were $1,610,000, compared to $1,736,000 for the same period in 2014, a decrease of $126,000, or 7.3%. This decrease is largely due to a sizeable project that has used a significant amount of shop capacity during our fourth quarter of fiscal 2015, but will not be delivered and invoiced until the first quarter of fiscal 2016. We continue to work to improve the consistency of our quality of goods and timely delivery of product. Fiscal year 2015 gross margin was 4.5% compared to 2.2% as of November 30, 2014.

Modular Buildings. Our Modular Buildings segment’s net sales for the fiscal year ended November 30, 2015 were $3,191,000 compared to $2,965,000 for the same period in 2014, an increase of $226,000, or 7.6%. Gross profit for the fiscal year ended November 30, 2015 was $970,000 compared to $626,000 during the same period of 2014, an increase of $344,000 or 55.0%. This increase is primarily due to a reimbursement of $210,000 of warranty expenses incurred in prior periods as a result of a legal settlement. Operating expenses for the fiscal year ended November 30, 2015 were $820,000 compared to $768,000 for the same period in 2014. Total income from operations from our Modular Buildings segment was $150,000 compared to an operating loss of $(142,000) in fiscal 2014, an increase of $292,000.

Tools. Our Tools segment’s net sales for the fiscal year ended November 30, 2015 were $2,379,000 compared to $3,517,000 for the same period in 2014, a decrease of $1,138,000 or 32.4%, which we believe was primarily due to a decrease in market demand, most notably in the energy industry. Gross profit for the fiscal year ended November 30, 2015 was 26.6% compared to 25.9% for the same period in 2014. Operating expenses were $775,000 for the fiscal year ended November 30, 2015 compared to $890,000 for the same period in 2014, a decrease of $115,000 or 12.9%. This decrease is largely due to administrative staffing reductions and a better experience on our self-funded health insurance plan.

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

Liquidity and Capital Resources

Our main source of funds during fiscal 2015 was cash generated by operating activities. Art’s-Way used $293,000 of cash to update facilities and equipment.

We have an $8,000,000 revolving line of credit with U.S. Bank, pursuant to which we had borrowed $3,959,656 as of November 30, 2015. On July 16, 2015, we obtained an additional $1,500,000 revolving line of credit from U.S. Bank that matures on May 1, 2016, As of November 30, 2015,we had a principal balance of $0 outstanding against the 2015 Line of Credit, with $1,500,000 remaining available. We have six term loans from U.S. Bank, which had outstanding principal balances of $1,196,000, $1,112,000, $743,000, $843,000, $465,000 and $943,000 as of November 30, 2015.  We also have a loan relating to our production facility in West Union, Iowa, from the Iowa Finance Authority, which had an outstanding balance of $647,000 as of November 30, 2015.

Our loans require us to comply with various covenants, including maintaining certain financial ratios and obtaining prior written consent from US Bank for any investment in, acquisition of, or guaranty relating to another business or entity. We were in compliance with all covenants as of November 30, 2015 other than its covenants to maintain certain fixed charge and debt service coverage ratios. US Bank and First National Bank of West Union issued waivers for the non-compliance as of November 30, 2015 and no default occurred under any of our loans.

For additional information about our financing activities, please refer to Note 9 to the audited consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

The following table represents our working capital and current ratio for the past two fiscal years:

	Fiscal Year Ended
	November 30, 2015	November 30, 2014
Current Assets	$19,962,319	$20,065,961
Current Liabilities	7,338,115	6,503,777
Working Capital	$12,624,204	$13,562,184

Current Ratio	2.72	3.09

We believe that our current cash and financing arrangements provide sufficient cash to finance operations for the next 12 months. We expect to continue to rely on cash from financing activities to supplement our cash flows from operations in order to meet our liquidity and capital expenditure needs in the near future. We expect to continue to be able to procure financing upon reasonable terms.

Contractual Obligations Table as of November 30, 2015

Contractual Obligations
	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 years
Long-Term Debt Obligations	$10,259,552	$5,455,688	$4,565,455	$238,409	$-
Capital Lease Obligations	3,240	3,240	-	-	-
Operating Lease Obligations	81,954	57,449	24,505	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities	-	-	-	-	-
Totals	$10,344,746	$5,516,377	$4,589,960	$238,409	$-

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Art's-Way Manufacturing Co., Inc.

Armstrong, Iowa

We have audited the accompanying consolidated balance sheets of Art's-Way Manufacturing Co., Inc. and Subsidiaries as of November 30, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Art's-Way Manufacturing Co., Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Art's-Way Manufacturing Co., Inc. and Subsidiaries as of November 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Fargo, North Dakota

February 3, 2016

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Balance Sheets

	November 30, 2015	November 30, 2014
Assets
Current assets:
Cash	$447,334	$511,716
Accounts receivable-customers, net of allowance for doubtful accounts of $18,810 and $35,175 in 2015 and 2014, respectively	2,057,739	2,961,834
Inventories, net	15,699,084	15,089,280
Deferred taxes	1,146,242	1,259,943
Cost and Profit in Excess of Billings	206,672	17,543
Income taxes receivable	345,912	100,417
Other current assets	59,336	125,229
Total current assets	19,962,319	20,065,961
Property, plant, and equipment, net	9,694,913	11,680,792
Assets held for lease, net	-	58,500
Assets held for sale, net	1,245,432	-
Goodwill	375,000	993,729
Other Assets	53,944	47,360
Total assets	$31,331,608	$32,846,342
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$3,959,656	$2,569,106
Current portion of term debt	1,322,662	1,283,897
Accounts payable	522,400	874,653
Customer deposits	166,626	95,411
Billings in Excess of Cost and Profit	86,858	96,382
Accrued expenses	1,279,913	1,584,328
Total current liabilities	7,338,115	6,503,777
Long-term liabilities
Deferred taxes	846,960	1,141,580
Long-term debt, excluding current portion	4,626,667	5,949,329
Total liabilities	12,811,742	13,594,686
Commitments and Contingencies (Notes 8, 9, and 15)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2015 and 2014; issued and outstanding 0 shares in 2015 and 2014.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2015 and 2014; issued and outstanding 4,061,052 in 2015 and 4,048,552 in 2014	40,611	40,486
Additional paid-in capital	2,667,010	2,638,651
Retained earnings	15,812,245	16,572,519
Total stockholders’ equity	18,519,866	19,251,656
Total liabilities and stockholders’ equity	$31,331,608	$32,846,342

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Statements of Operations

	Years Ended
	November 30, 2015	November 30, 2014
Net sales	$27,935,791	$36,169,811
Cost of goods sold	20,952,109	27,445,242
Gross profit	6,983,682	8,724,569
Expenses:
Engineering	500,820	482,057
Selling	2,149,659	2,372,299
General and administrative	4,736,866	4,205,375
Total expenses	7,387,345	7,059,731
Income (loss) from operations	(403,663)	1,664,838
Other income (expense):
Interest expense	(329,455)	(351,899)
Other	(131,944)	(10,434)
Total other income (expense)	(461,399)	(362,333)
Income (loss) before income taxes	(865,062)	1,302,505
Current tax expense (benefit)	(307,220)	367,258
Net income (loss)	$(557,842)	$935,247

Net income per share:
Basic net income (loss) per share	$(0.14)	$0.23
Diluted net income (loss) per share	$(0.14)	$0.23
Weighted average outstanding shares used to compute basic net income (loss) per share	4,058,382	4,047,796
Weighted average outstanding shares used to compute diluted net income (loss) per share	4,058,382	4,052,703

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Statements of Cash Flows

	Years Ended
	November 30, 2015	November 30, 2014
Cash flows from operations:
Net income (loss)	$(557,842)	$935,247
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	28,484	14,504
(Gain) Loss on disposal of property, plant, and equipment	123,405	(6,268)
Depreciation expense	929,180	906,702
Impairment of goodwill	618,729	-
Bad debt expense (recovery)	(4,605)	4,540
Deferred income taxes	(180,919)	157,089
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	908,700	33,529
Inventories	(609,804)	(166,755)
Income taxes receivable	(245,495)	8,096
Other current assets	59,308	69,559
Increase (decrease) in:
Accounts payable	(352,253)	68,447
Contracts in progress, net	(198,653)	103,356
Customer deposits	71,215	(52,094)
Accrued expenses	(304,415)	(134,147)
Net cash provided by operating activities	285,035	1,941,805
Cash flows from investing activities:
Purchases of property, plant, and equipment	(292,543)	(633,078)
Proceeds from sale of assets	38,906	15,870
Net cash (used in) investing activities	(253,637)	(617,208)
Cash flows from financing activities:
Net change in line of credit	1,390,550	(780,894)
Proceeds from term debt	-	1,000,000
Repayment of term debt	(1,283,897)	(1,247,697)
Proceeds from the exercise of stock options	-	7,760
Dividends paid to stockholders	(202,432)	-
Net cash (used in) financing activities	(95,779)	(1,020,831)
Net increase (decrease) in cash	(64,381)	303,766
Cash at beginning of period	511,716	207,950
Cash at end of period	$447,335	$511,716

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$328,529	$356,470
Income taxes	282,614	299,988

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Statements of Stockholders' Equity

Years Ended November 30, 2015 and 2014

	Common Stock		Additional
	Number of		paid-in	Retained
	shares	Par value	capital	earnings	Total

Balance, November 30, 2013	4,046,552	$40,466	$2,616,407	$15,637,272	$18,294,145
Exercise of stock options	2,000	20	7,740	-	7,760
Stock based compensation	-	-	14,504	-	14,504
Net income	-	-	-	935,247	935,247
Balance, November 30, 2014	4,048,552	$40,486	$2,638,651	$16,572,519	$19,251,656
Stock based compensation	12,500	125	28,359	-	28,484
Dividends paid, $0.05 per share	-	-	-	(202,432)	(202,432)
Net (loss)	-	-	-	(557,842)	(557,842)
Balance, November 30, 2015	4,061,052	$40,611	$2,667,010	$15,812,245	$18,519,866

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

Art’s-Way Manufacturing Co., Inc.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

(a)	Nature of Business

Art’s-Way Manufacturing Co., Inc. is primarily engaged in the fabrication and sale of specialized farm machinery in the agricultural sector of the United States. Primary product offerings include: portable and stationary animal feed processing equipment; hay and forage equipment; sugar beet harvesting equipment; land maintenance equipment; a line of portable grain augers; a line of manure spreaders; moldboard plows; potato harvesters; commercial snow blowers and a line of reels. The Company sells its labeled products through independent farm equipment dealers throughout the United States. In addition, the Company manufactures and supplies hay blowers to OEMs. The Company also provides after-market service parts that are available to keep its branded and OEM produced equipment operating to the satisfaction of the end user of the Company’s products.

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

Our Tools segment is a domestic manufacturer and distributor of standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools through the Company’s wholly-owned subsidiary, Ohio Metal Working Company/Art’s Way, Inc.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of Art’s-Way Manufacturing Co., Inc. and its wholly-owned subsidiaries for the 2015 fiscal year, Universal Harvester by Art’s-Way, Inc., Art’s-Way Vessels, Inc., Art’s-Way Scientific, Inc., Art’s-Way Manufacturing International LTD, and Ohio Metal Working Products/Art’s-Way, Inc. Universal Harvester by Art’s-Way was merged with the parent company of Art’s-Way Manufacturing Co. Inc, effective November 30, 2015. All material inter-company accounts and transactions are eliminated in consolidation.

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

During the years ended November 30, 2015, and November 30, 2014 no one customer accounted for more than 5% and 7% of consolidated revenues, respectively.

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

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. Art’s-Way performs an annual test for impairment of goodwill during the fourth quarter, unless factors determine an earlier test is necessary. During the third quarter of fiscal 2015, an impairment test of the goodwill associated with the Universal Harvester subsidiary indicated an impairment of goodwill had occurred. Based on the testing, we incurred an impairment of goodwill of $618,729 in fiscal 2015. There had been no impairment of goodwill as of November 30, 2014.

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

The Company shall classify interest and penalties to be paid on an underpayment of taxes as income tax expense. The Company files income tax returns in the U.S. federal jurisdiction and various states and Canada. The Company is no longer subject to Canadian, U.S. federal or state income tax examinations by tax authorities for years ended before November 30, 2011.

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

In certain circumstances, upon the customer’s written request, we may recognize revenue when production is complete and the good is ready for shipment. At the buyer’s request, we will bill the buyer upon completing all performance obligations, but before shipment. The buyer dictates that we ship the goods per their direction from our manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that we will segregate the goods from our inventory, such that they are not available to fill other orders. This agreement also specifies that the buyer is required to purchase all goods manufactured under this agreement. Title of the goods will pass to the buyer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the buyer, and the buyer agrees to maintain insurance on the manufactured items that have not yet been shipped. The Company has operated using bill and hold agreements with certain customers for many years. The credit terms on this agreement are consistent with the credit terms on all other sales. All risks of loss are shouldered by the buyer, and there are no exceptions to the buyer’s commitment to accept and pay for these manufactured goods. Revenues recognized at the completion of production in 2015 and 2014 were approximately $634,000 and $628,000, respectively.

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

Research and development costs are expensed when incurred. Such costs approximated $162,000 and $191,000 for the years ended November 30, 2015 and 2014, respectively.

(m)	Advertising

Advertising costs are expensed when incurred. Such costs approximated $488,000 and $511,000 for the years ended November 30, 2015 and 2014, respectively.

(n)	Income (Loss) Per Share

Basic net income (loss) per common share has been computed on the basis of the weighted average number of common shares outstanding. Diluted net income (loss) per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.

Basic and diluted earnings per common share have been computed based on the following as of November 30, 2015 and 2014:

	For the twelve months ended
	November 30, 2015	November 30, 2014
Basic:
Numerator: net income (loss)	$(557,842)	$935,247
Denominator: average number of common shares outstanding	4,058,382	4,047,796
Basic earnings per common share	$(0.14)	$0.23

Diluted:
Numerator: net income (loss)	$(557,842)	$935,247
Average number of common shares outstanding	4,058,382	4,047,796
Effect of dilutive stock options	-	4,907
Denominator: dilutive average number of common shares outstanding	4,058,382	4,052,703
Diluted earnings per common share	$(0.14)	$0.23

(o)	Stock Based Compensation

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

(q)	Recently Issued Accounting Pronouncements

Presentation of an Unrecognized Tax Benefit

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” that clarifies how an unrecognized tax benefit should be presented in the financial statements when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists; as a reduction to a deferred tax asset or as a liability. The amendments are meant to eliminate the diversity that exists in the financial statement presentation of the unrecognized tax benefits. The amendments in this ASU do not require new recurring disclosures and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. The effective date for the Company was the fiscal year beginning December 1, 2014. The Company currently has no unrecognized tax benefits that are impacted by the amendment and the adoption of this standard has not had a material impact on our consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which supersedes the guidance in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. We are evaluating the new standard, but do not at this time expect this standard to have a material impact on our consolidated financial statements.

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

Inventory

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330)”, which requires inventory measured using any method other than last-in, first-out or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than the lower of cost or market. ASU No. 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company will adopt this guidance for the year-ended November 30, 2017 including interim periods within that reporting period. Its adoption is not expected to have a material impact on our consolidated financial statements.

(2)	Allowance for Doubtful Accounts

A summary of the Company’s activity in the allowance for doubtful accounts is as follows:

	For the 12 months ended
	November 30, 2015	November 30, 2014
Balance, beginning	$35,175	$35,474
Provision charged to expense	(4,587)	4,539
Less amounts charged-off	(11,778)	(4,838)
Balance, ending	$18,810	$35,175

(3)	Inventories

Major classes of inventory are:

	November 30, 2015	November 30, 2014
Raw materials	$10,058,894	$10,037,055
Work in process	458,526	467,110
Finished goods	8,204,843	8,504,062
	$18,722,263	19,008,227
Less: Reserves	(3,023,179)	(3,918,947)
	$15,699,084	$15,089,280

(4)	Contracts in Progress

Amounts included in the consolidated financial statements related to uncompleted contracts are as follows:

The amounts billed on these long term contracts are due 30 days from invoice date. All amounts billed are expected to be collected within the next 12 months. Retainage was $27,951 and $8,048 as of November 30, 2015 and 2014, respectively.

	Cost and Profit in	Billings in Excess of
	Excess of Billings	Costs and Profit
November 30, 2015
Costs	$233,544	$695,915
Estimated earnings	75,822	227,442
	309,366	923,357
Less: amounts billed	(102,694)	(1,010,215)
	$206,672	$(86,858)

November 30, 2014
Costs	$14,724	$623,670
Estimated earnings	4,819	204,114
	19,543	827,784
Less: amounts billed	(2,000)	(924,166)
	$17,543	$(96,382)

(5)	Property, Plant, and Equipment

Major classes of property, plant, and equipment are:

	November 30, 2015	November 30, 2014
Land	$802,453	$1,188,155
Buildings and improvements	9,496,997	10,542,327
Construction in Progress	10,353	107,807
Manufacturing machinery and equipment	12,523,294	14,097,934
Trucks and automobiles	440,306	433,962
Furniture and fixtures	117,554	149,022
	23,390,957	26,519,207
Less accumulated depreciation	(13,696,044)	(14,838,415)
Property, plant and equipment	$9,694,913	$11,680,792

Depreciation expense totaled $929,180 and $906,702 for the fiscal years ended November 30, 2015 and 2014, respectively.

(6)	Assets Available for Sale

Major components of assets available for sale are:

	November 30, 2015	November 30, 2014
Ames, Iowa production facility	$1,093,632	$-
Monona, Iowa storage building	36,942	-
Ames, Iowa powder coat paint system	114,858	-
	$1,245,432	$-

Due to reduced demand for our reels produced by the Universal Harvester by Art’s Way subsidiary, we have been able to absorb the production of the reels in our Armstrong, Iowa facility. The Ames, Iowa facility is currently under contract to be sold for $1,192,000 less closing expenses. Closing is subject to customary closing conditions and is expected to occur during the first quarter of fiscal 2016.

The storage facility in Monona, Iowa is adjacent to our production facilities, and was sold in December 2015. We recorded a gain of $8,046 in December 2015 after closing costs associated with the sale.

(7)	Accrued Expenses

Major components of accrued expenses are:

	November 30, 2015	November 30, 2014
Salaries, wages, and commissions	$564,098	$673,934
Accrued warranty expense	179,531	234,266
Other	536,284	676,128
	$1,279,913	$1,584,328

(8)	Product Warranty

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

Changes in the Company’s product warranty liability included in “accrued expenses” for the years ended November 30, 2015 and 2014 are as follows:

	November 30, 2015	November 30, 2014
Balance, beginning	$234,265	$220,719
Settlements / adjustments	(329,672)	(421,787)
Warranties issued	274,938	435,333
Balance, ending	$179,531	$234,265

(9)            Loan and Credit Agreements

On May 1, 2013, the Company began a banking relationship with U.S. Bank, which includes an $8,000,000 revolving line of credit (the “Line of Credit”) which was renewed in 2014 and was scheduled to mature on May 1, 2015. The Line of Credit is renewable annually with advances funding the Company’s working capital needs and is secured by real property and fixed asset collateral. On May 1, 2015, we signed an extension for the line of credit extending the maturity date to July 1, 2015; on June 23, 2015 we signed an additional extension, extending the maturity date to May 1, 2016. We expect to renew the Line of Credit prior to its maturity date. The interest rate is U.S. Bank’s prime interest rate, adjusted each time that the Federal prime rate changes, with a minimum rate of 3.50% per annum. As of November 30, 2015, the interest rate was the minimum of 3.50%. Monthly interest-only payments are required and the unpaid principal and accrued interest is due on the maturity date. As of November 30, 2015, the Company had a principal balance of $3,959,656 outstanding against the Line of Credit, with $3,026,677 remaining available, limited by the borrowing base calculation. The Line of Credit states that the borrowing base will be an amount equal to the sum of 75% of accounts receivable (discounted for aged accounts and customer balances exceeding 20% of aggregate receivables), plus 50% of inventory (this component cannot exceed $6,000,000 and only includes finished goods and raw materials deemed to be in good condition and not obsolete), less any outstanding loan balance of the Line of Credit, and less undrawn amounts of outstanding letters of credit issued by U.S. Bank or any affiliate. The Company’s obligations under the Line of Credit are evidenced by a Revolving Credit Note effective May 1, 2013, a Revolving Credit Agreement dated May 1, 2013 and certain other ancillary documents.

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

On July 16, 2015, the Company obtained an additional $1,500,000 revolving line of credit from U.S. Bank that matures on May 1, 2016 (the “2015 Line of Credit”). The Company has begun a new sales incentive program that offers extended payment terms up to 9 months on certain products for our dealers, subject to a Dealer’s Note and Dealer’s Security Agreement. These notes receivable would not be included in the borrowing base of our Line of Credit, so the 2015 Line of Credit was necessary to preserve our access to capital. The 2015 Line of Credit is secured by real property and fixed asset collateral, as well as all of the Company’s right, title and interest in the Dealer’s Notes and Dealer’s Security Agreements related to advances under the 2015 Line of Credit. The interest rate is U.S. Bank’s prime interest rate, adjusted each time that the Federal prime rate changes, with a minimum rate of 3.50% per annum. As of November 30, 2015, the interest rate was the minimum of 3.50%. Advances under the 2015 Line of Credit are due at the earlier of nine months after the date of the advancement, the 2015 Line of Credit maturity date or the sale by the dealer of the equipment relating to the applicable advance. Monthly interest-only payments are required and the unpaid principal and accrued interest is due on the maturity date. As of November 30, 2015, the Company had a principal balance of $0 outstanding against the 2015 Line of Credit, with $1,500,000 remaining available. The Company’s obligations under the 2015 Line of Credit are evidenced by a Promissory Note effective July 16, 2015 and certain other ancillary documents.

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

The Company was in compliance with all covenants under the Term Loan Agreements and the Revolving Credit Agreement as measured on November 30, 2015, other than its covenant to maintain a fixed charge coverage ratio of at least 1.15 to 1.00. The fixed charge coverage ratio is based on a rolling 12 month calculation and measures the Company’s ability to cover fixed expenses such as loan payments, tax payments, rental payments, and dividends. The net loss in fiscal 2015 from operations was the main reason for the non-compliance result as of November 30, 2015. US Bank has issued a waiver forgiving the non-compliance for the fourth quarter and no event of default occurred. The next measurement date is February 29, 2016.

On May 10, 2012, the Company obtained $880,000 in long-term debt from U.S. Bank in connection with the acquisition of the building and property of Universal Harvester Co., Inc. located in Ames, Iowa (the “U.S. Bank UHC Loan”). The maturity date of this loan is May 10, 2017, with a final payment of principal and accrued interest in the amount of $283,500 due May 10, 2017. This loan is secured by a mortgage on the buildings and properties owned by the Company pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 10, 2012. On May 1, 2013, the U.S. Bank UHC Loan and the mortgage were amended to extend the mortgage to secure the 2013 U.S. Bank Term Loans in addition to the U.S. Bank UHC Loan.

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

The Company was in compliance with all covenants except the debt service coverage ratio under the IFA Loan Agreement as measured on November 30, 2015. The First National Bank of West Union has issued a waiver forgiving the noncompliance for the year ended November 30, 2015, and no event of default has occurred. The next measurement date is November 30, 2016.

A summary of the Company’s term debt is as follows:

	November 30, 2015	November 30, 2014
U.S. Bank loan payable in monthly installments of $42,500 including interest at 2.98%, due May 1, 2018	$1,196,088	$1,662,311
U.S. Bank loan payable in monthly installments of $11,000 including interest at 2.98%, due May 1, 2018	743,149	850,930
U.S. Bank loan payable in monthly installments of $12,550 including interest at 2.98%, due May 1, 2018	842,769	965,889
U.S. Bank loan payable in monthly installments of $27,800 including interest at 2.98%, due May 1, 2018	1,112,205	1,407,366
U.S. Bank loan payable in monthly installments of $11,700 including interest at 3.15%, due May 10, 2017	464,605	588,101
U.S. Bank loan payable in monthly installments of $5,556 including interest at 2.98%, due May 25, 2017	943,381	980,940
Iowa Finance Authority loan payable in monthly installments of $12,500 including interest at 2.75%, due June 1, 2020	647,132	777,689
Total term debt	$5,949,329	$7,233,226
Less current portion of term debt	1,322,662	1,283,897
Term debt, excluding current portion	$4,626,667	$5,949,329

A summary of the minimum maturities of term debt follows for the years ending November 30:

Year:	Amount
2016	$1,322,662
2017	2,433,938
2018	1,947,128
2019	145,585
2020	110,016
2021 and thereafter	-
$5,959,329

(10)	Related Party Transactions

During fiscal years 2015 and 2014, the Company recognized revenues of $32,000 and $59,000, respectively, with a related party. On November 30, 2015, the accounts receivable balance contains $9,600 due from a related party, compared to $0 as of November 30, 2014.

(11)	Employee Benefit Plans

The Company sponsors a defined contribution 401(k) savings plan which covers substantially all full-time employees who meet eligibility requirements. Participating employees may contribute as salary reductions any amount of their compensation up to the limit prescribed by the Internal Revenue Code. The Company makes a 25% matching contribution to employees contributing a minimum of 4% of their compensation, up to 1% of eligible compensation. The Company recognized an expense of $47,466 and $54,544 related to this plan during the years ended November 30, 2015 and 2014, respectively.

(12)	Equity Incentive Plan

On November 30, 2015, the Company had one equity incentive plan, the 2011 Plan, which is described below. The compensation cost charged against income was $28,484 and $14,504 for 2015 and 2014, respectively, for all awards granted under the 2011 Plan during such years. The total income tax deductions for share-based compensation arrangements were $20,462 and $10,500 for 2015 and 2014 respectively. No compensation cost was capitalized as part of inventory or fixed assets.

On January 27, 2011, the Board of Directors of the Company authorized and approved the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan (the “2011 Plan”), subject to approval by the stockholders on or before January 27, 2012. The 2011 Plan was approved by the stockholders on April 28, 2011. It replaced the Employee Stock Option Plan and the Directors’ Stock Option Plan (collectively, the “Prior Plans”), and no further stock options will be awarded under the Prior Plans. Awards to directors and executive officers under the 2011 Plan will be governed by the forms of agreement approved by the Board of Directors. The 2011 Plan permits the plan administrator to award nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance awards, and stock appreciation rights to employees (including officers), directors, and consultants. The Board of Directors has approved a director compensation policy pursuant to which non-employee directors are granted non-qualified stock options to purchase 2,000 shares of common stock annually upon their election to the board, which are fully vested. In addition, directors may elect to receive cash retainer fees in the form of fully-vested restricted stock issued under the 2011 Plan.

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

	2015	2014
Expected Volatility	30.55%		32.28%
Expected Dividend Yield	1.574%	1.236%	-	1.277%
Expected Term (in years)	2		2
Risk-Free Rate	3.25%		3.25%

Summary of activity under the plans as of November 30, 2015 and 2014, and changes during the years then ended as follows:

2015 Option Activity

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options Outstanding at beginning of period	160,000	$8.72	-	-
Granted	14,000	$4.70	-	-
Exercised	-	$-	-	-
Options Expired or Forfeited	-	$-	-	-
Options Outstanding at end of Period	174,000	$8.39	4.68	-
Options Exercisable at end of Period	169,000	$8.47	4.57	-

2014 Option Activity

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options Outstanding at beginning of period	143,000	$9.00	-	-
Granted	19,000	$6.10	-	-
Exercised	(2,000)	$3.88	-	$4,020
Options Expired or Forfeited	-	$-	-	-
Options Outstanding at end of Period	160,000	$8.72	5.14	$15,400
Options Exercisable at end of Period	155,000	$8.81	5.27	$15,400

The weighted-average grant-date fair value of options granted during the year 2015 and 2014 was $0.84 and $1.17 respectively. Compensation expense of $8,022 and $11,264 was recognized in 2015 and 2014, respectively, for the issuance of stock options.

A summary of the status of the Company’s non-vested option shares as of November 30, 2015, and changes during the year ended November 30, 2015, is presented below:

Non-vested Option Shares	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at beginning of period	5,000
Granted	14,000	$0.84
Vested	(14,000)	$0.84
Forfeited	-	$0.00
Non-vested at end of period	5,000

As of November 30, 2015, there was $3,881 unrecognized compensation cost related to non-vested share-based compensation arrangements under the plan related to stock options. The total fair value of options vested during the years ended November 30, 2015 and 2014 was $0 and $0 respectively.

The cash received from the exercise of options during fiscal year 2015 was $0, compared to $7,760 in 2014.

During the fiscal year 2015 the Company issued 12,500 shares of restricted stock, and 4,150 shares of restricted stock became unrestricted. During fiscal year 2014 the Company issued 0 shares of restricted stock, and 500 shares of restricted stock became unrestricted under the 2011 Plan. Compensation expense of $20,462 and $3,240 was recognized in 2015 and 2014, respectively, for shares of restricted stock.

(13)	Income Taxes

Total income tax expense (benefit) for the years ended November 30, 2015 and 2014 consists of the following:

	November 30, 2015	November 30, 2014
Current Expense (benefit)	$(126,301)	$307,452
Deferred expense (benefit)	(180,919)	59,806
	$(307,220)	$367,258

The reconciliation of the statutory Federal income tax rate is as follows:

	November 30, 2015	November 30, 2014
Statutory federal income tax rate	34.0%	34.0%
R&D tax credits	-	(2.0)
Permanent Differences and Other	1.5	(3.8)
	35.5%	28.2%

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at November 30, 2015 and 2014 are presented below:

	November 30
	2015	2014
Current deferred tax assets (liabilities):
Accrued expenses	$126,000	$147,000
Inventory capitalization	21,000	22,000
Asset reserves	999,000	1,091,000
Total current deferred tax assets	$1,146,000	$1,260,000
Non-current deferrred tax assets
Property, plant, and equipment	$(847,000)	$(1,142,000)
Total non-current deferred tax assets (liabilities)	$(847,000)	$(1,142,000)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

(14)	Disclosures About the Fair Value of Financial Instruments

At November 30, 2015 and 2014, the carrying amount approximates fair value for cash, accounts receivable, accounts payable, notes payable to bank, and other current liabilities due to the short maturity of these instruments. The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

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

Approximate financial information with respect to the reportable segments is as follows.

	Twelve Months Ended November 30, 2015
	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Revenue from external customers	$20,756,000	$1,610,000	$3,191,000	$2,379,000	$27,936,000
Gross Profit	5,310,000	72,000	970,000	632,000	$6,984,000
Operating Expense	5,394,000	399,000	820,000	775,000	$7,388,000
Income (loss) from operations	(84,000)	(327,000)	150,000	(143,000)	$(404,000)
Income (loss) before tax	(438,000)	(354,000)	124,000	(197,000)	$(865,000)
Total Assets	22,696,000	2,565,000	3,181,000	2,890,000	$31,332,000
Capital expenditures	219,000	54,000	9,000	11,000	$293,000
Depreciation & Amortization	585,000	107,000	125,000	119,000	$936,000

	Twelve Months Ended November 30, 2014
	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Revenue from external customers	$27,952,000	$1,736,000	$2,965,000	$3,517,000	$36,170,000
Gross Profit	7,150,000	39,000	626,000	910,000	$8,725,000
Operating Expense	5,051,000	351,000	768,000	890,000	$7,060,000
Income (loss) from operations	2,099,000	(312,000)	(142,000)	20,000	$1,665,000
Income (loss) before tax	1,842,000	(341,000)	(165,000)	(33,000)	$1,303,000
Total Assets	24,585,000	2,548,000	2,503,000	3,210,000	$32,846,000
Capital expenditures	581,000	27,000	-	25,000	$633,000
Depreciation & Amortization	537,000	108,000	146,000	116,000	$907,000

(17)	Subsequent Events

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, including the person serving as our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of November 30, 2015.

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

Limitations on Controls

Our management, including the persons serving as our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. Directors, Executive Officers and corporate governance.

The information required by Item 10 is incorporated by reference to the sections entitled “Questions and Answers about the 2016 Annual Meeting and Voting,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance”, and “Executive Officers” in our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to the section entitled “Executive Compensation” in our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Principal Stockholders,” “Security Ownership of Directors and Management” and “Equity Compensation Plan Information” in our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders.

Item 13.   Certain Relationships and Related Transactions, and director independence.

The information required by Item 13 is incorporated by reference to the sections entitled “Corporate Governance” and “Certain Transactions and Business Relationships” in our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders.

Item 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the section entitled “Independent Registered Public Accountant Firm” in our definitive proxy statement relating to our 2016 Annual Meeting of Stockholders.

PART IV

Item 15.         Exhibits, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Eide Bailly, LLP on Consolidated Financial Statements as of November 30, 2015 and 2014

Consolidated Balance Sheets as of November 30, 2015 and 2014

Consolidated Statements of Operations for each of the two years in the period ended November 30, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for each of the two years in the period ended November 30, 2015 and 2014

Consolidated Statements of Cash Flows for each of the two years in the period ended November 30, 2015 and 2014

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

ART’S-WAY MANUFACTURING CO., INC.

Date: February 3, 2016	/s/ Carrie L. Majeski
Carrie L. Majeski
President, and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below appoints CARRIE L. MAJESKI his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 3, 2016	/s/ Carrie L. Majeski
Carrie L. Majeski President and Chief Executive Officer

Date: February 3, 2016	/s/ Amber J. Murra
Amber J. Murra, Chief Financial Officer (principal accounting officer)

Date: February 3, 2016	/s/ Marc H. McConnell
Marc H. McConnell, Chairman, Director

Date: February 3, 2016	/s/ J. Ward McConnell, Jr.
J. Ward McConnell, Jr., Vice Chairman, Director

Date: February 3, 2016	/s/ Joseph R. Dancy
Joseph R. Dancy, Director

Date: February 3, 2016	/s/ James E. Lynch
James E. Lynch, Director

Date: February 3, 2016	/s/ Douglas R. McClellan
Douglas R. McClellan, Director

Date: February 3, 2016	/s/ Thomas E. Buffamante
Thomas E. Buffamante, Director
Date: February 3, 2016	/s/ David R. Castle
David R. Castle, Director

Art’s-Way Manufacturing Co., Inc.
Exhibit Index to Form 10-K
For Fiscal Year Ended November 30, 2015

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

10.4*	Director Compensation Policy – incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2014.
10.5*	Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 28, 2011.
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

10.12*

Employment Agreement, by and between the Company and Amber Murra, dated May 1, 2014 (effective as of May 27, 2014) – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 6, 2014.

10.13

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

10.16

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

10.18

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

10.32	Pledge Agreement, by Art’s-Way Vessels, Inc., dated May 1, 2013 – incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.
10.33	Pledge Agreement, by Art’s-Way Scientific, Inc., dated May 1, 2013 – incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.
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

10.42

Business Security Agreement, by Ohio Metal Working Products/Art’s-Way, Inc., dated October 25, 2013 – incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2015.

10.43

Continuing Guaranty (Unlimited), by Ohio Metal Working Products/Art’s-Way, Inc., dated October 25, 2013 – incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2015.

10.44

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

10.46

Open-End Mortgage, Security Agreement and Assignment of Rents and Leases, between Ohio Metal Working Products/Art’s-Way, Inc. and U.S. Bank National Association, dated May 29, 2014-- incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014..

10.47

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

10.51	Reaffirmation of Guaranty, by Art’s-Way Vessels, Inc., dated May 29, 2014 – incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014.
10.52

Reaffirmation of Guaranty, by Art’s-Way Scientific, Inc., dated May 29, 2014 – incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014.

10.53

Reaffirmation of Guaranty, by Universal Harvester by Art’s-Way, Inc., dated May 29, 2014 – incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014.

10.54

Amendment to Loan Agreement and Note, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank National Association, dated June 1, 2014 – incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014.

10.55

Amendment to Loan Agreement and Note, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank National Association, dated May 1, 2015 – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2015.

10.56

Amendment to Loan Agreement and Note, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank National Association, dated June 23, 2015 – incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2015.

10.57

Promissory Note, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank National Association, dated July 16, 2015 – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2015.

10.58

Collateral Assignment of Dealer’s Notes and Security Agreements, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank National Association, dated July 16, 2015 – incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2015.

10.59	Consent to Merger of Wholly-Owned Subsidiary, by U.S. Bank National Association, dated November 5, 2015 – filed herewith.
21.1	List of Subsidiaries – filed herewith.
23.1	Consent of independent registered public accounting firm – filed herewith.
24.1	Power of Attorney (included on the “Signatures” page of this report on Form 10-K).
31.1	Certificate pursuant to 17 CFR 240 13(a)-14(a) – filed herewith.
31.2	Certificate pursuant to 17 CFR 240 13(a)-14(a) – filed herewith.
32.1	Certificate pursuant to 18 U.S.C. Section 1350 – filed herewith.
32.2	Certificate pursuant to 18 U.S.C. Section 1350 – filed herewith.
101

The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flows, (iv) the Consolidated Statement of Stockholders’ Equity, and (v) Notes to the Consolidated Financial Statements.

(*) Indicates a management contract or compensatory plan or arrangement.

CORPORATE INFORMATION

DIRECTORS

Marc H. McConnell

Chairman of the Board of Directors

President of Bauer Corporation

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

David R. Castle Director of Avery Weigh-Tronix Holdings, Inc. Chairman of the Compensation & Stock Option Committee J. Ward McConnell, Jr. Vice Chairman of the Board of Directors Private Investor

OFFICERS

Carrie L. Majeski President and Chief Executive Officer, Corporate Secretary
Amber J. Murra Chief Financial Officer

ART’S-WAY MANUFACTURING

Kent C. Kollasch Director of Information Service	Gary Tonderum Director of Purchasing

Jeff Lalumendre Director of Manufacturing	Darren McGregor Director of Engineering

Glen Parrett Director of Sales and Marketing

ART’S-WAY VESSELS Matt Long General Manager

ART’S-WAY SCIENTIFIC
Dan Palmer President Art’s-Way Scientific	John Fuelling Production Manager

ART’S-WAY INTERNATIONAL
Marv Gingrich General Manager

OHIO METAL WORKING PRODUCTS/Art’s Way
Mark Bresson General Manager

CORPORATE INFORMATION

Principal Office 5556 Highway 9 West P.O. Box 288 Armstrong, Iowa 50514-0288	Transfer Agent American Stock Transfer & Trust Company New York, New York

Registered Office National Corporate Research, LTD. 615 S. Dupont Hwy Dover, DE	Stock Information Carrie L. Majeski (712) 864-3131

Independent Registered Public Accounting Firm Eide Bailly, LLP Fargo, North Dakota	Trading Information NASDAQ Stock Market, LLC NASDAQ symbol: ARTW