Form 10-Q
period 2016-02-29
ARTS WAY MANUFACTURING CO INC
filed 2016-04-14
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 29, 2016

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 0-5131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

DELAWARE	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of common shares outstanding as of March 22, 2016: 4,100,052

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
Assets	February 29, 2016	November 30, 2015
Current assets:
Cash	$629,263	$447,334
Accounts receivable-customers, net of allowance for doubtful accounts of $45,489 and $18,810 in 2016 and 2015, respectively	2,809,096	2,057,739
Inventories, net	14,684,205	15,699,084
Deferred taxes	1,144,979	1,146,242
Cost and Profit in Excess of Billings	125,379	206,672
Income taxes receivable	310,134	345,912
Other current assets	228,741	59,336
Total current assets	19,931,797	19,962,319
Property, plant, and equipment, net	9,529,104	9,694,913
Assets held for sale, net	114,858	1,245,432
Goodwill	375,000	375,000
Other Assets	47,484	53,944
Total assets	$29,998,243	$31,331,608
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$3,790,175	$3,959,656
Current portion of long-term debt	848,655	1,322,662
Accounts payable	629,812	522,400
Customer deposits	432,911	166,626
Billings in Excess of Cost and Profit	92,995	86,858
Accrued expenses	1,048,058	1,279,913
Total current liabilities	6,842,606	7,338,115
Long-term liabilities
Deferred taxes	846,960	846,960
Long-term debt, excluding current portion	3,696,594	4,626,667
Total liabilities	11,386,160	12,811,742
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2016 and 2015; issued and outstanding 0 shares in 2016 and 2015.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2016 and 2015; issued and outstanding 4,100,052 in 2016 and 4,061,052 in 2015	41,001	40,611
Additional paid-in capital	2,677,872	2,667,010
Retained earnings	15,893,210	15,812,245
Total stockholders’ equity	18,612,083	18,519,866
Total liabilities and stockholders’ equity	$29,998,243	$31,331,608

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	February 29, 2016	February 28, 2015
Sales	$6,391,997	$7,289,129
Cost of goods sold	4,689,700	5,236,994
Gross profit	1,702,297	2,052,135
Expenses:
Engineering	116,174	115,679
Selling	483,795	564,714
General and administrative	953,102	1,042,593
Total expenses	1,553,071	1,722,986
Income from operations	149,226	329,149
Other income (expense):
Interest expense	(74,032)	(79,485)
Other	44,998	(4,864)
Total other income (expense)	(29,034)	(84,349)
Income before income taxes	120,192	244,800
Income tax expense	39,230	76,605
Net income	$80,962	$168,195

Net income per share:
Basic net income per share	$0.02	$0.04
Diluted net income per share	$0.02	$0.04
Weighted average outstanding shares used to compute basic net income per share	4,074,338	4,050,507
Weighted average outstanding shares used to compute diluted net income per share	4,074,338	4,051,754

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	February 29, 2016	February 28, 2015
Cash flows from operations:
Net income	$80,962	$168,195
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	11,252	13,145
(Gain)/Loss on disposal of property, plant, and equipment	(40,067)	7,269
Depreciation and amortization expense	202,013	229,454
Bad debt expense (recovery)	26,679	7,626
Deferred income taxes	1,263	(14,787)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(778,036)	167,643
Inventories	1,014,879	(1,043,896)
Income taxes receivable	35,778	92,513
Other assets	(164,455)	(330,677)
Increase (decrease) in:
Accounts payable	107,414	171,527
Contracts in progress, net	87,430	91,316
Customer deposits	266,285	691,425
Accrued expenses	(231,855)	(173,280)
Net cash provided by operating activities	619,542	77,473
Cash flows from investing activities:
Purchases of property, plant, and equipment	(34,694)	(86,528)
Net proceeds from sale of assets	1,170,642	14,456
Net cash provided by (used in) investing activities	1,135,948	(72,072)
Cash flows from financing activities:
Net change in line of credit	(169,481)	904,261
Repayment of term debt	(1,404,080)	(316,909)
Dividends paid to stockholders	-	(202,428)
Net cash provided by (used in) financing activities	(1,573,561)	384,924
Net increase in cash	181,929	390,325
Cash at beginning of period	447,334	511,716
Cash at end of period	$629,263	$902,041

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$79,357	$80,860

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

We have organized our business into four operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies. Our agricultural products segment (“Manufacturing”) manufactures farm equipment under the Art’s-Way Manufacturing label and private labels. Our pressurized vessels segment (“Vessels”) manufactures pressurized vessels. Our modular buildings segment (“Scientific”) manufactures modular buildings for various uses, commonly animal containment and research laboratories and our tools segment (“Metals”) manufactures steel cutting tools and inserts. For detailed financial information relating to segment reporting, see Note 12 “Segment Information.”

2)	Summary of Significant Account Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2015. The results of operations for the three months ended February 29, 2016 are not necessarily indicative of the results for the fiscal year ending November 30, 2016.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three months ended February 29, 2016. Actual results could differ from those estimates.

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

Basic and diluted earnings (loss) per common share have been computed based on the following as of February 29, 2016 and February 28, 2015:

	For the three months ended
	February 29, 2016	February 28, 2015
Basic:
Numerator: net income	$80,962	$168,195
Denominator: average number of common shares outstanding	4,074,338	4,050,507
Basic earnings per common share	$0.02	$0.04

Diluted:
Numerator: net income	$80,962	$168,195
Average number of common shares outstanding	4,074,338	4,050,507
Effect of dilutive stock options	0	1,247
Denominator: dilutive average number of common shares outstanding	4,074,338	4,051,754
Diluted earnings per common share	$0.02	$0.04

4)	Inventory

Major classes of inventory are:

	February 29, 2016	November 30, 2015
Raw materials	$9,696,375	$10,058,894
Work in process	256,922	458,526
Finished goods	7,811,699	8,204,843
	$17,764,996	$18,722,263
Less: Reserves	(3,080,791)	(3,023,179)
	$14,684,205	$15,699,084

5)	Accrued Expenses

Major components of accrued expenses are:

	February 29, 2016	November 30, 2015
Salaries, wages, and commissions	$475,621	$564,098
Accrued warranty expense	178,978	179,531
Other	393,459	536,284
	$1,048,058	$1,279,913

6)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 5. Changes in the Company’s product warranty liability for the three months ended February 29, 2016 and February 28, 2015 are as follows:

	For the three months ended
	February 29, 2016	February 28, 2015
Balance, beginning	$179,531	$234,266
Settlements / adjustments	(81,292)	(91,525)
Warranties issued	80,739	103,749
Balance, ending	$178,978	$246,490

7)	Loan and Credit Agreements

On May 1, 2013, the Company began a banking relationship with U.S. Bank, which includes an $8,000,000 revolving line of credit (the “Line of Credit”) which was renewed in 2015 and is scheduled to mature on May 1, 2016. The Line of Credit is renewable annually with advances funding the Company’s working capital needs and is secured by real property and fixed asset collateral. We expect to renew the Line of Credit prior to its maturity date. The interest rate is U.S. Bank’s prime interest rate, adjusted each time that the Federal prime rate changes, with a minimum rate of 3.50% per annum. As of February 29, 2016, the interest rate was the minimum of 3.50%. Monthly interest-only payments are required and the unpaid principal and accrued interest is due on the maturity date. As of February 29, 2016, the Company had a principal balance of $3,790,175 outstanding against the Line of Credit, with $3,523,220 remaining available, limited by the borrowing base calculation. The Line of Credit states that the borrowing base will be an amount equal to the sum of 75% of accounts receivable (discounted for aged accounts and customer balances exceeding 20% of aggregate receivables), plus 50% of inventory (this component cannot exceed $6,000,000 and only includes finished goods and raw materials deemed to be in good condition and not obsolete), less any outstanding loan balance of the Line of Credit, and less undrawn amounts of outstanding letters of credit issued by U.S. Bank or any affiliate. The Company’s obligations under the Line of Credit are evidenced by a Revolving Credit Note effective May 1, 2013, a Revolving Credit Agreement dated May 1, 2013 and certain other ancillary documents.

In addition to the Line of Credit, on May 1, 2013, the Company obtained four U.S. Bank loans totaling $6,319,000 at a fixed interest rate of 2.98% per annum (the “2013 U.S. Bank Term Loans”). The Company voluntarily paid off and terminated one of these notes on February 10, 2016 and terminated the related Term Loan Agreement. The payoff amount of $1,078,196 included principal and accrued and unpaid interest. As detailed in the Company’s long-term debt summary below, monthly principal and interest payments in the aggregate amount of $51,350 are required, with final payments of principal and accrued interest on the three remaining loans, in the aggregate amount of $1,363,000, due on May 1, 2018.

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

On July 16, 2015, the Company obtained an additional $1,500,000 revolving line of credit from U.S. Bank that matures on May 1, 2016 (the “2015 Line of Credit”). The Company had begun a new sales incentive program that offers extended payment terms up to 9 months on certain products for our dealers, subject to a Dealer’s Note and Dealer’s Security Agreement. These notes receivable would not be included in the borrowing base of our Line of Credit, so the 2015 Line of Credit was necessary to preserve our access to capital. The 2015 Line of Credit is secured by real property and fixed asset collateral, as well as all of the Company’s right, title and interest in the Dealer’s Notes and Dealer’s Security Agreements related to advances under the 2015 Line of Credit. The interest rate is U.S. Bank’s prime interest rate, adjusted each time that the Federal prime rate changes, with a minimum rate of 3.50% per annum. As of February 29, 2016, the interest rate was the minimum of 3.50%. Advances under the 2015 Line of Credit are due at the earlier of nine months after the date of the advancement, the 2015 Line of Credit maturity date or the sale by the dealer of the equipment relating to the applicable advance. Monthly interest-only payments are required and the unpaid principal and accrued interest is due on the maturity date. As of February 29, 2016, the Company had a principal balance of $0 outstanding against the 2015 Line of Credit, with $1,500,000 remaining available. The Company’s obligations under the 2015 Line of Credit are evidenced by a Promissory Note effective July 16, 2015 and certain other ancillary documents.

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

The Company was in compliance with all covenants under the Term Loan Agreements and the Revolving Credit Agreement as measured on February 29, 2016, other than its covenant to maintain a fixed charge coverage ratio of at least 1.15 to 1.00. The fixed charge coverage ratio is based on a rolling 12 month calculation and measures the Company’s ability to cover fixed expenses such as loan payments, tax payments, rental payments, and dividends. The main reason for the non-compliance result as of February 29, 2016 was the Company’s reduced earnings level, after the adjustment for goodwill impairment, over the last 12 months. US Bank has issued a waiver forgiving the non-compliance for the quarter and no event of default occurred. The next measurement date is May 31, 2016.

On May 10, 2012, the Company obtained $880,000 in long-term debt from U.S. Bank issued to acquire the building and property of Universal Harvester Co., Inc. located in Ames, Iowa (the “U.S. Bank UHC Loan”). The maturity date of this loan is May 10, 2017, with a final payment of principal and accrued interest in the amount of $283,500 due May 10, 2017. This loan was secured by a mortgage on the building and property acquired from Universal Harvester Co., Inc. in Ames, Iowa, pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 10, 2012, which was released upon the sale of our Ames, Iowa facility. The U.S. Bank UHC Loan is also secured by a mortgage on the building and property in Monona, Iowa, pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 1, 2013 and a mortgage on the building and property owned by Art’s-Way Vessels, Inc. in Dubuque, Iowa, pursuant to a Mortgage, Security Agreement and Assignment of Rents between Art’s-Way Vessels, Inc. and U.S. Bank, dated May 1, 2013. On May 1, 2013, the U.S. Bank UHC Loan and the mortgage were amended to extend the mortgage to secure the 2013 U.S. Bank Term Loans in addition to the U.S. Bank UHC Loan.

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

The Company was in compliance with all covenants under the IFA Loan Agreement except the debt service coverage ratio as measured on November 30, 2015. The First National Bank of West Union has issued a waiver, and the next measurement date is November 30, 2016.

A summary of the Company’s term debt is as follows:

	February 29, 2016	November 30, 2015
U.S. Bank loan payable in monthly installments of $42,500 including interest at 2.98%, paid in full February 10, 2016	$-	$1,196,088
U.S. Bank loan payable in monthly installments of $11,000 including interest at 2.98%, due May 1, 2018	715,738	743,149
U.S. Bank loan payable in monthly installments of $12,550 including interest at 2.98%, due May 1, 2018	811,457	842,769
U.S. Bank loan payable in monthly installments of $27,800 including interest at 2.98%, due May 1, 2018	1,037,083	1,112,205
U.S. Bank loan payable in monthly installments of $11,700 including interest at 3.15%, due May 10, 2017	433,142	464,605
U.S. Bank loan payable in monthly installments of $5,556 including interest at 2.98%, due May 25, 2017	933,872	943,381
Iowa Finance Authority loan payable in monthly installments of $12,500 including interest at 2.75%, due June 1, 2020	613,957	647,132
Total term debt	$4,545,249	$5,949,329
Less current portion of term debt	848,655	1,322,662
Term debt, excluding current portion	$3,696,594	$4,626,667

8)	Assets Available for Sale

Major components of assets available for sale are:

	February 29, 2016	November 30, 2015
Ames, Iowa production facility	$-	$1,093,632
Monona, Iowa storage building	-	36,942
Ames, Iowa powder coat paint system	114,858	114,858
	$114,858	$1,245,432

Due to reduced demand for our reels produced by the Universal Harvester by Art’s Way subsidiary, we have been able to absorb the production of the reels in our Armstrong, Iowa facility. The Ames, Iowa facility was sold on February 10, 2016 for $1,192,000. After closing expenses, we recognized a gain on this sale of $36,000. The proceeds of this sale were used to pay down term debt, as previously discussed in Note 7.

The storage facility in Monona, Iowa is adjacent to our production facilities, and was sold in December 2015. We recorded a gain of $4,000 in December 2015 after closing costs associated with the sale.

9)	Recently Issued Accounting Pronouncements

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (topic 842)”, which requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for all leases with terms of twelve months or greater. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

The 2011 Plan permits the plan administrator to award nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance awards, and stock appreciation rights to employees (including officers), directors, and consultants.  The Board of Directors has approved a director compensation policy pursuant to which non-employee directors are automatically granted restricted stock awards of 1,000 shares of common stock annually or initially upon their election to the Board, which are fully vested. During the first quarter of fiscal 2016, the Board of Directors awarded 39,000 restricted stock awards to various employees and directors which vest over the next three years.

Stock options granted prior to January 27, 2011 are governed by the applicable Prior Plan and the forms of agreement adopted thereunder.

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. We estimate the fair value of each stock-based option award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. We incurred a total of $11,252 of stock-based compensation expense for stock options and restricted stock awards during the three months ended February 29, 2016, compared to $13,145 of stock-based compensation expense for restricted stock awards for the same respective period of fiscal 2015.

11)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At February 29, 2016, and November 30, 2015, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts approximate fair value because of the short maturity of these instruments. The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

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

Approximate financial information with respect to the reportable segments is as follows.

	Three Months Ended February 29, 2016
	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Revenue from external customers	$4,198,000	$679,000	$943,000	$572,000	$6,392,000
Income (loss) from operations	248,000	(72,000)	9,000	(36,000)	$149,000
Income (loss) before tax	233,000	(75,000)	7,000	(44,000)	$121,000
Total Assets	21,844,000	2,580,000	2,838,000	2,736,000	$29,998,000
Capital expenditures	4,000	8,000	-	23,000	$35,000
Depreciation & Amortization	128,000	29,000	15,000	30,000	$202,000

	Three Months Ended February 28, 2015
	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Revenue from external customers	$5,315,000	$527,000	$650,000	$797,000	$7,289,000
Income (loss) from operations	439,000	(61,000)	(67,000)	18,000	$329,000
Income (loss) before tax	399,000	(67,000)	(73,000)	(14,000)	$245,000
Total Assets	25,519,000	2,607,000	2,884,000	3,166,000	$34,176,000
Capital expenditures	78,000	2,000	2,000	5,000	$87,000
Depreciation & Amortization	140,000	27,000	33,000	29,000	$229,000

13)	Subsequent Event

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2015. Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our expectations regarding our warranty costs and order backlog; (ii) our beliefs regarding the sufficiency of working capital and cash flows, and our continued ability to renew or obtain financing on reasonable terms when necessary; (iii) the impact of recently issued accounting pronouncements; (iv) our intentions and beliefs relating to our costs and business strategies; (v) our expected financial results; and (vi) our expectations concerning our primary capital and cash flow needs.

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

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of February 29, 2016 have remained unchanged from November 30, 2015. Disclosure of these critical accounting policies is incorporated by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2015.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for the three-month period ended February 29, 2016 were $6,392,000 compared to $7,289,000 during the same respective period in 2015, an $897,000, or 12.3% decrease year-to-date. The decreases in revenue are primarily due to the decreased demand for our agricultural products that we have been experiencing for the last year Consolidated gross margin for the three-month period ended February 29, 2016 was 26.6% compared to 28.2% for the same respective period in fiscal 2015. While we have decreased our fixed costs to more closely match our current demand, decreased revenues are still pressuring our margin profile.

Our first quarter sales at Manufacturing were $4,198,000 compared to $5,315,000 during the same period of 2015, a decrease of $1,117,000, or 21.0%. This revenue decrease is due to decreased demand across all of our agricultural products, including our UHC reels product which is now being produced in Armstrong after the sale of the facility in Ames, Iowa. The gross margin of our agricultural products segment for the three-month period ended February 29, 2016 was 30.8% compared to 32.1% for the same respective period in 2015. Our decreased gross margin for the first quarter of fiscal 2016 is directly related to our decreased sales volume. We have implemented several cost cutting measures, including staff and overhead reductions, to align our resources more closely with the current demand for agricultural products. These measures have somewhat decreased the pressures on our gross margin profile moving forward.

Our first quarter sales at Vessels were $679,000 compared to $527,000 for the same respective period in 2015. Gross margin for the quarter ended February 29, 2016 was 10.9% compared to 5.5% in 2015. This increase was due to efficiencies gained in our manufacturing process for our pressurized vessels, and greater revenue volumes.

Our three-month sales at Scientific were $943,000 compared to $650,000 for the same period in fiscal 2015, an increase of $293,000, or 45.1%, for the three-month period. Gross margin for the quarter ended February 29, 2016 was 20.6% compared to 12.2% for the same period in 2015. The increases were attributable to our higher levels of revenue which increased our fixed cost absorption, but were somewhat offset by cost overruns.

Metals had sales of $572,000 during the three months ended February 29, 2016, compared to $797,000 for the same period in 2015, a 28.2% decrease. These decreases are largely due to a general decline in the energy industry. Gross margin for our tools segment was 24.3% for the three-month period ending February 29, 2016, compared to 29.7% for the same period of fiscal 2015. This decrease is attributable to our lower revenues while experiencing stable fixed costs.

Expenses

Our first fiscal quarter consolidated selling expenses were $484,000 compared to $565,000 for the same period in 2015. The decreases in selling expenses for the quarter are largely due to decreased commission and salary expense compared to the prior year period. Selling expenses as a percentage of sales were 7.6% for the three-month period ended February 29, 2016, compared to 7.8% for the same period in 2015.

Consolidated engineering expenses were $116,000 for the three-month period ended February 29, 2016, unchanged from the same period in 2015. Engineering expenses as a percentage of sales were 1.8% for the three-month period ended February 29, 2016, compared to 1.6% for the same period in 2015.

Consolidated administrative expenses for the three-month period ended February 29, 2016 were $953,000 compared to $1,043,000 for the same period in 2015. Administrative expenses as a percentage of sales were 14.9% for the three-month period ended February 29, 2016, compared to 14.3% for the same period in 2015.

Income

Consolidated net income was $81,000 for the three-month period ended February 29, 2016, compared to $168,000 for the same period in 2015. The decrease was primarily due to the decreases in revenue described above.

Order Backlog

The consolidated order backlog net of discounts as of April 11, 2016 was $4,102,000 compared to $5,270,000 in April 2015. The agricultural products segment order backlog was $2,645,000 as of April 11, 2016 compared to $4,588,000 in April 2015. We continue to see decreased order volume as a result of the overall downturn in the agricultural economy. The backlog for the pressurized vessels segment was $265,000 as of April 11, 2016, compared to $529,000 in April 2015. During fiscal 2015 a large tank order was in progress for much of the year, and was delivered during the first quarter of fiscal 2016. The backlog for the modular buildings segment was $1,055,000 as of April 11, 2016, compared to $0 in April 2015. The backlog for the tools segment was $136,000 as of April 11, 2016, compared to $153,000 in April 2015. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our primary sources of funds for the three months ended February 29, 2016 were proceeds from the sale of our Ames, Iowa facility and decreases in our inventory balances; our primary uses of cash were increases in our accounts receivable and payments on term debt, most notable the voluntary prepayment of one of our notes. We expect our primary capital needs for the remainder of the fiscal year to relate to costs of operation, including production.

We have an $8,000,000 revolving line of credit with U.S. Bank, which, as of February 29, 2016, had an outstanding principal balance of $3,790,175, and a $1,500,000 equipment financing line of credit with U.S. Bank, which, as of February 29, 2016 had an outstanding principal balance of $0. The lines of credit are scheduled to mature on May 1, 2016, with the $8,000,000 line of credit being renewable annually. We are focusing on the renewal process for our lines of credit and have commenced discussions with our bank. We expect these lines of credit to be renewed under similar terms and conditions. For additional information about our financing activities, please refer to Note 9 to the audited consolidated financial statements and to the discussion entitled “Liquidity and Capital Resources,” each contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2015, as well as Note 7 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

We believe that our cash flows from operations and current financing arrangements will provide sufficient cash to finance operations for the next twelve months. We expect to continue to rely on cash from financing activities to supplement our cash flows from operations in order to meet our liquidity and capital expenditure needs in the near future. We expect to continue to be able to procure financing upon reasonable terms.

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

ART’S-WAY MANUFACTURING CO., INC.

Date: April 14, 2016	By:	/s/ Carrie L. Majeski
Carrie L. Majeski
President and Chief Executive Officer

Date: April 14, 2016	By:	/s/ Amber J. Murra
Amber J. Murra
Chief Financial Officer

Art’s-Way Manufacturing Co., Inc.

Exhibit Index

Form 10-Q for the Quarterly Period Ended February 29, 2016

Exhibit No.	Description
10.1	Director Compensation Policy – filed herewith.
31.1	Certificate of Chief Executive Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
31.2	Certificate of Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
101

The following materials from this report, formatted in XBRL (Extensible Business Reporting Language) are filed herewith: (i) condensed consolidated balance sheets, (ii) condensed consolidated statement of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements.