Form 10-Q
period 2016-05-31
ARTS WAY MANUFACTURING CO INC
filed 2016-07-15
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2016

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 0-5131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

DELAWARE	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5556 Highway 9 Armstrong, Iowa 50514
(Address of principal executive offices)

(712) 864-3131

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

Number of common shares outstanding as of June 14, 2016: 4,105,052

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	May 31, 2016	November 30, 2015
Assets
Current assets:
Cash	$267,506	$447,334
Accounts receivable-customers, net of allowance for doubtful accounts of $20,076 and $18,810 in 2016 and 2015, respectively	1,542,763	2,057,739
Inventories, net	14,492,969	15,699,084
Deferred taxes	1,152,700	1,146,242
Cost and Profit in Excess of Billings	74,837	206,672
Income taxes receivable	311,146	345,912
Other current assets	257,052	59,336
Total current assets	18,098,973	19,962,319
Property, plant, and equipment, net	9,360,707	9,694,913
Assets held for sale, net	114,858	1,245,432
Goodwill	375,000	375,000
Other Assets	45,724	53,944
Total assets	$27,995,262	$31,331,608
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$2,101,610	$3,959,656
Current portion of long-term debt	2,011,943	1,322,662
Accounts payable	616,741	522,400
Customer deposits	307,232	166,626
Billings in Excess of Cost and Profit	148,471	86,858
Accrued expenses	1,066,749	1,279,913
Total current liabilities	6,252,746	7,338,115
Long-term liabilities
Deferred taxes	835,828	846,960
Long-term debt, excluding current portion	2,322,992	4,626,667
Total liabilities	9,411,566	12,811,742
Commitments and Contingencies (Notes 6 and 7)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2016 and 2015; issued and outstanding 0 shares in 2016 and 2015.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2016 and 2015; issued and outstanding 4,105,052 in 2016 and 4,061,052 in 2015	41,051	40,611
Additional paid-in capital	2,705,999	2,667,010
Retained earnings	15,836,646	15,812,245
Total stockholders’ equity	18,583,696	18,519,866
Total liabilities and stockholders’ equity	$27,995,262	$31,331,608

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015
Sales	$5,741,088	$7,804,111	$12,133,086	$15,093,239
Cost of goods sold	4,241,153	5,596,379	8,930,851	10,833,376
Gross profit	1,499,935	2,207,732	3,202,235	4,259,863
Expenses:
Engineering	107,368	119,540	223,540	235,216
Selling	434,952	581,211	918,746	1,145,925
General and administrative	990,666	1,092,837	1,943,763	2,135,429
Total expenses	1,532,986	1,793,588	3,086,049	3,516,570
Income from operations	(33,051)	414,144	116,186	743,293
Other income (expense):
Interest expense	(60,153)	(81,582)	(134,185)	(161,067)
Other	17,745	21,445	62,744	16,581
Total other income (expense)	(42,408)	(60,137)	(71,441)	(144,486)
Income before income taxes	(75,459)	354,007	44,745	598,807
Income tax expense	(18,888)	122,386	20,344	198,991
Net income	$(56,571)	$231,621	$24,401	$399,816

Net income per share:
Basic net income per share	$(0.01)	$0.06	$0.01	$0.10
Diluted net income per share	$(0.01)	$0.06	$0.01	$0.10
Weighted average outstanding shares used to compute basic net income per share	4,101,810	4,060,775	4,088,073	4,055,698
Weighted average outstanding shares used to compute diluted net income per share	4,101,810	4,062,294	4,088,073	4,057,073

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	May 31, 2016	May 31, 2015
Cash flows from operations:
Net income	$24,401	$399,816
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	39,429	28,484
(Gain)/Loss on disposal of property, plant, and equipment	(43,884)	6,955
Depreciation and amortization expense	409,614	459,412
Bad debt expense (recovery)	2,255	3,240
Deferred income taxes	(17,590)	(72,912)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	512,721	26,736
Inventories	1,206,115	(881,977)
Income taxes receivable	34,766	100,417
Other assets	(191,626)	(319,737)
Increase (decrease) in:
Accounts payable	94,341	64,306
Contracts in progress, net	193,448	(37,362)
Customer deposits	140,606	607,275
Income taxes payable	-	10,150
Accrued expenses	(213,164)	(88,671)
Net cash provided by operating activities	2,191,432	306,132
Cash flows from investing activities:
Purchases of property, plant, and equipment	(69,662)	(139,994)
Net proceeds from sale of assets	1,170,842	14,456
Net cash provided by (used in) investing activities	1,101,180	(125,538)
Cash flows from financing activities:
Net change in line of credit	(1,858,046)	749,772
Repayment of term debt	(1,614,394)	(637,930)
Dividends paid to stockholders	-	(202,428)
Net cash (used in) financing activities	(3,472,440)	(90,586)
Net increase (decrease) in cash	(179,828)	90,008
Cash at beginning of period	447,334	511,716
Cash at end of period	$267,506	$601,724

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$140,820	$160,803
Income taxes	4,514	205,296

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2015. The results of operations for the three and six-months ended May 31, 2016 are not necessarily indicative of the results for the fiscal year ending November 30, 2016.

The financial books of our Canadian operation are kept in the functional currency of Canadian dollars and the financial statements are converted to U.S. Dollars for consolidation. When consolidating the financial results of the Company into U.S. Dollars for reporting purposes, the Company uses the All-Current translation method. The All-Current method requires the balance sheet assets and liabilities to be translated to U.S. Dollars at the exchange rate as of quarter end. Owner’s equity is translated at historical exchange rates and retained earnings are translated at an average exchange rate for the period. Additionally, revenue and expenses are translated at average exchange rates for the periods presented. The resulting cumulative translation adjustment is carried on the balance sheet and distributed among various balance sheet accounts. The Company monitors the amount of the adjustment and considers it to be immaterial.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three and six- months ended May 31, 2016. Actual results could differ from those estimates.

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

Basic and diluted earnings (loss) per common share have been computed based on the following as of May 31, 2016 and May 31, 2015:

	For the three months ended
	May 31, 2016	May 31, 2015
Basic:
Numerator: net income	$(56,571)	$231,621
Denominator: average number of common shares outstanding	4,101,810	4,060,775
Basic earnings per common share	$(0.01)	$0.06

Diluted:
Numerator: net income	$(56,571)	$231,621
Average number of common shares outstanding	4,101,810	4,060,775
Effect of dilutive stock options	0	1,519
Denominator: dilutive average number of common shares outstanding	4,101,810	4,062,294
Diluted earnings per common share	$(0.01)	$0.06

	For the six months ended
	May 31, 2016	May 31, 2015
Basic:
Numerator: net income	$24,401	$399,816
Denominator: average number of common shares outstanding	4,088,073	4,055,698
Basic earnings per common share	$0.01	$0.10

Diluted:
Numerator: net income	$24,401	$399,816
Average number of common shares outstanding	4,088,073	4,055,698
Effect of dilutive stock options	0	1,375
Denominator: dilutive average number of common shares outstanding	4,088,073	4,057,073
Diluted earnings per common share	$0.01	$0.10

4)	Inventory

Major classes of inventory are:

	May 31, 2016	November 30, 2015
Raw materials	$9,354,426	$10,058,894
Work in process	531,369	458,526
Finished goods	7,560,530	8,204,843
	$17,446,325	$18,722,263
Less: Reserves	(2,953,356)	(3,023,179)
	$14,492,969	$15,699,084

5)	Accrued Expenses

Major components of accrued expenses are:

	May 31, 2016	November 30, 2015
Salaries, wages, and commissions	$532,694	$564,098
Accrued warranty expense	146,548	179,531
Other	387,507	536,284
	$1,066,749	$1,279,913

6)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 5. Changes in the Company’s product warranty liability for the three and six months ended May 31, 2016 and May 31, 2015 are as follows:

	For the three months ended
	May 31, 2016	May 31, 2015
Balance, beginning	$178,978	$246,490
Settlements / adjustments	(71,786)	(78,611)
Warranties issued	39,356	115,692
Balance, ending	$146,548	$283,571

	For the six months ended
	May 31, 2016	May 31, 2015
Balance, beginning	$179,531	$234,266
Settlements / adjustments	(153,078)	(170,136)
Warranties issued	120,095	219,441
Balance, ending	$146,548	$283,571

7)	Loan and Credit Agreements

The Company maintains lines of credit and term loans with U.S. Bank as well as a term loan with The First National Bank of West Union. Pursuant to a Loan Modification Agreement dated April 27, 2016 (the “Loan Modification”) entered into among U.S. Bank, as lender, the Company, as borrower, and Art’s-Way Scientific, Inc., Art’s-Way Vessels, Inc., and Ohio Metal Working Products/Art’s-Way, Inc., as guarantors, the agreements governing the U.S. Bank lines of credit and certain term loans were amended. Following the close of the second quarter, U.S. Bank, as lender, the Company, as borrower, and Art’s-Way Scientific, Inc., Art’s-Way Vessels, Inc., and Ohio Metal Working Products/Art’s-Way, Inc., as guarantors, entered into a Second Loan Modification Agreement dated July 12, 2016 and effective as of July 11, 2016 with respect to loan modification terms (the “Second Loan Modification”) governing the U.S. Bank lines of credit and certain term loans. The description that follows reflects such arrangements as amended by the Loan Modification. For more information regarding the Second Loan Modification, see Part II, Item 5 of this Report.

U.S. Bank Lines of Credit

The Company has a revolving line of credit (the “Line of Credit”) with U.S. Bank, which, following the Second Loan Modification, has an availability of $5,000,000, that was obtained on May 1, 2013, and is renewable annually with advances funding the Company’s working capital needs. As of May 31, 2016, the Company had a principal balance of $2,101,610 outstanding against the Line of Credit, with $2,953,005 remaining available, limited by the borrowing base calculation. The Line of Credit matures on May 1, 2017 and is secured by real property and fixed asset collateral. The Line of Credit states that the borrowing base will be an amount equal to the sum of 75% of accounts receivable (discounted for aged accounts and customer balances exceeding 20% of aggregate receivables), plus 50% of inventory (this component cannot exceed $3,750,000 following the Second Loan Modification and only includes finished goods and raw materials deemed to be in good condition and not obsolete), less any outstanding loan balance of the Line of Credit and the 2015 Line of Credit (defined below), and less undrawn amounts of outstanding letters of credit issued by U.S. Bank or any affiliate. Monthly interest-only payments are required and the unpaid principal and accrued interest is due on the maturity date. The Company’s obligations under the Line of Credit are evidence by a Revolving Credit Note effective May 1, 2013, a Revolving Credit Agreement dated May 1, 2013 and certain other ancillary documents.

In addition to the Line of Credit, the Company maintains an additional $200,000 revolving line of credit from U.S. Bank that was obtained on July 16, 2015 (the “2015 Line of Credit”) and which also matures on May 1, 2017. As of May 31, 2016, the Company had a principal balance of $0 outstanding against the 2015 Line of Credit, with $200,000 remaining available. The 2015 Line of Credit was necessary to preserve the Company’s access to capital for a sales incentive program that offers extended payment terms up to 9 months on certain products for our dealers, subject to a Dealer’s Note and Dealer’s Security Agreement. These notes receivable are not included in the borrowing base of our Line of Credit. The 2015 Line of Credit is secured by real property and fixed asset collateral, as well as all of the Company’s right, title and interest in the Dealer’s Notes and Dealer’s Security Agreements related to advances under the 2015 Line of Credit. Advances under the 2015 Line of Credit are due at the earlier of nine months after the date of the advancement, the 2015 Line of Credit maturity date or the sale by the dealer of the equipment relating to the applicable advance. Monthly interest-only payments are required and the unpaid principal and accrued interest is due on the maturity date. The Company’s obligations under the 2015 Line of Credit are evidenced by a Promissory Note effective July 16, 2015 and certain other ancillary documents.

The Line of Credit and 2015 Line of Credit are subject to an unused fee which accrues at the rate of 0.25% per annum on the average daily amount by which the amount available for borrowing under each line of credit exceeds the outstanding principal amount relating to such line. The Line of Credit was previously subject to a minimum interest rate of 4.50% per annum under the Loan Modification and now is subject to a minimum interest rate of 5.00% per annum following the Second Loan Modification. The 2015 Line of Credit is subject to a minimum interest rate of 4.50% per annum. As of May 31, 2016, the interest rate on the Line of Credit and the 2015 Line of Credit was the minimum of 4.50%.

U.S. Bank Term Loans

On May 10, 2012, the Company obtained $880,000 in long-term debt from U.S. Bank issued to acquire the building and property of Universal Harvester Co., Inc. located in Ames, Iowa (the “U.S. Bank UHC Loan”). The maturity date of this loan is May 10, 2017, with a final payment of principal and accrued interest in the amount of $283,500 due May 10, 2017. The principal balance of this loan was $401,351 as of May 31, 2016 and it accrues interest at a fixed rate of 3.15% per annum. This loan was secured by a mortgage on the building and property acquired from Universal Harvester Co., Inc. in Ames, Iowa, pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 10, 2012, which was released upon the sale of our Ames, Iowa facility. The U.S. Bank UHC Loan is also secured by a mortgage on the building and property in Monona, Iowa, pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 1, 2013 and a mortgage on the building and property owned by Art’s-Way Vessels, Inc. in Dubuque, Iowa, pursuant to a Mortgage, Security Agreement and Assignment of Rents between Art’s-Way Vessels, Inc. and U.S. Bank, dated May 1, 2013. On May 1, 2013, the U.S. Bank UHC Loan and the mortgage were amended to extend the mortgage to secure the 2013 Term Notes (defined below) in addition to the U.S. Bank UHC Loan.

Three of the Company’s outstanding term loans were obtained from U.S. Bank on May 1, 2013. The principal balance of these loans totaled $2,428,992 at May 31, 2016, and they accrue interest at a fixed rate of 2.98% per annum (the “2013 Term Notes”). There was previously also a fourth term loan obtained from U.S. Bank on May 1, 2013, but the Company voluntarily paid off and terminated the note and the related Term Loan Agreement on February 10, 2016. The payoff amount of $1,078,196 included principal and accrued and unpaid interest. As detailed in the Company’s long-term debt summary below, monthly principal and interest payments in the aggregate amount of $51,350 are required on the remaining 2013 Term Notes, with final payments of principal and accrued interest on the three remaining loans in the aggregate amount of $1,363,000 due on May 1, 2018.

The Company obtained a term loan from U.S. Bank on May 29, 2014 in the original principal amount of $1,000,000 (the “2014 Term Note”). The 2014 Term Note had a principal balance of $924,136 at May 31, 2016 and accrues interest at a fixed rate of 2.98%. The Company took on the 2014 Term Note in order to partially pay down a draw on its revolving line of credit that it had used to finance the purchase of the building and property of Ohio Metal Working Products Company in Canton, Ohio. The maturity date of the 2014 Term Note is May 25, 2017, with a final payment of principal and accrued interest in the amount of $890,000 due May 25, 2017. This loan is secured by a mortgage on the building and property acquired from Ohio Metal Working Products Company in Canton, Ohio pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 29, 2014, and is also subject to a Business Security Agreement between Ohio Metal Working Products/Art’s Way, Inc. (“Ohio Metal”) and U.S. Bank and a Continuing Guaranty (Unlimited) by Ohio Metal. Each of the Company’s term loans from U.S. Bank is governed by a Term Note and a Term Loan Agreement.

U.S. Bank Covenants

The U.S. Bank UHC Loan and the 2015 Line of Credit are not subject to financial covenants. However, under the U.S. Bank UHC Loan, the Company must provide to U.S. Bank information concerning its business affairs and financial condition as the bank may reasonably request, as well as annual financial statements prepared by an accounting firm acceptable to U.S. Bank within 120 days of the end of the year without request. The Company, in connection with any draws under the 2015 Line of Credit, must provide U.S. Bank with a security agreement and evidence of U.S. Bank’s security interest in the equipment relating to any borrowings thereunder.

As amended by the Loan Modification, the Line of Credit, the 2013 Term Notes and the 2014 Term Note require the Company to maintain (i) a fixed charge coverage ratio of at least 1.15 to 1.10 as of the end of each fiscal quarter (except for the fiscal quarters ended May 31, 2016 and August 31, 2016), (ii) a fiscal year-to-date fixed charge coverage ratio as of August 31, 2016 of at least 1.0 to 1.0, and (iii) a fiscal year-to-date EBITDA as of May 31, 2016 of at least $700,000 (with EBITDA meaning income, plus interest expense, plus income tax expense, plus depreciation expense, plus amortization expense, subject to adjustments in USB’s sole discretion). The Company must also provide to U.S. Bank a detailed backlog report by segment as of the last day of each calendar month, monthly internally prepared financial reports, year-end audited financial statements, and a monthly aging of accounts receivable, and must deliver along with any financial statements delivered to U.S. Bank a certificate of compliance executed by the Company’s chief financial officer certifying the Company’s compliance with the financial covenants. The Second Loan Modification further amends certain financial covenants that apply to the Line of Credit, the 2013 Term Notes and the 2014 Term Note. For more information regarding the Second Loan Modification, see Part II, Item 5 of this Report.

The 2013 Term Notes, 2014 Term Note, Line of Credit and 2015 Line of Credit are secured by a first position security interest on the assets of the Company and its subsidiaries, including but not limited to, inventories, machinery, equipment and real estate, in accordance with Business Security Agreements entered into by the Company and its subsidiaries, Pledge Agreements entered into by the subsidiaries and Collateral Assignment of Dealer’s Notes and Security Agreements entered into by the Company. Additionally, the Company has mortgaged certain real property in favor of U.S. Bank as documented by mortgage agreements dated May 1, 2013 (as noted above) and May 29, 2014 (together, the “Mortgages”).

If the Company or its subsidiaries (as guarantors pursuant to continuing guaranties) commits an event of default with respect to the U.S. Bank UHC Loan, 2013 Term Notes, 2014 Term Note, Line of Credit or 2015 Line of Credit and fails or is unable to cure that default, the interest rate on each of the loans and Line of Credit could increase by 5.0% per annum and by 10.0% per annum with respect to the 2015 Line of Credit, U.S. Bank can immediately terminate its obligation, if any, to make additional loans to the Company, and U.S. Bank may accelerate the Company’s obligations under the applicable loan or line of credit. U.S. Bank shall also have all other rights and remedies for default provided by the Uniform Commercial Code, as well as any other applicable law and the various loan agreements, including, without limitation, the right to repossess, render unusable and/or dispose of the collateral without judicial process. In addition, in an event of default, U.S. Bank may foreclose on mortgaged property pursuant to the terms of the Mortgages.

The Company was in compliance with all covenants under the Line of Credit, the 2013 Term Notes and the 2014 Term Note as measured on May 31, 2016, other than its covenant to maintain a fiscal year-to-date EBITDA as of May 31, 2016 of at least $700,000. The main reason for the non-compliance result as of May 31, 2016 was the Company’s reduced earnings level, after the adjustment for goodwill impairment, over the last 12 months. As part of the Second Loan Modification Agreement, U.S. Bank has issued a waiver forgiving the non-compliance for the quarter. The next measurement date is August 31, 2016. For more information regarding the Second Loan Modification, see Part II, Item 5 of this Report.

Iowa Finance Authority Term Loan and Covenants

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

If the Company commits an event of default under the IFA Loan Agreement or the West Union Mortgage and does not cure the event of default within the time specified by the IFA Loan Agreement, the lender may cause the entire amount of the loan to be immediately due and payable and take any other action that it is lawfully permitted to take or in equity to enforce the Company’s performance.

The Company was in compliance with all covenants under the IFA Loan Agreement except the debt service coverage ratio as measured on November 30, 2015. The First National Bank of West Union has issued a waiver, and the next measurement date is November 30, 2016.

Long-Term Debt Summary

A summary of the Company’s term debt is as follows:

	May 31, 2016	November 30, 2015
U.S. Bank loan payable in monthly installments of $42,500 including interest at 2.98%, due May 1, 2018	$-	$1,196,088
U.S. Bank loan payable in monthly installments of $11,000 including interest at 2.98%, due May 1, 2018	688,000	743,149
U.S. Bank loan payable in monthly installments of $12,550 including interest at 2.98%, due May 1, 2018	779,773	842,769
U.S. Bank loan payable in monthly installments of $27,800 including interest at 2.98%, due May 1, 2018	961,219	1,112,205
U.S. Bank loan payable in monthly installments of $11,700 including interest at 3.15%, due May 10, 2017	401,351	464,605
U.S. Bank loan payable in monthly installments of $5,556 including interest at 2.98%, due May 25, 2017	924,136	943,381
Iowa Finance Authority loan payable in monthly installments of $12,500 including interest at 2.75%, due June 1, 2020	580,456	647,132
Total term debt	$4,334,935	$5,949,329
Less current portion of term debt	2,011,943	1,322,662
Term debt, excluding current portion	$2,322,992	$4,626,667

8)	Assets Available for Sale

Major components of assets available for sale are:

	May 31, 2016	November 30, 2015
Ames, Iowa production facility	$-	$1,093,632
Monona, Iowa storage building	-	36,942
Ames, Iowa powder coat paint system	114,858	114,858
	$114,858	$1,245,432

Due to reduced demand for our reels produced by the Universal Harvester by Art’s Way subsidiary, we have been able to absorb the production of reels in our Armstrong, Iowa facility. The Ames, Iowa facility was sold on February 10, 2016 for $1,192,000. After closing expenses, we recognized a gain on this sale of $36,000. The proceeds of this sale were used to pay down term debt, as previously discussed in Note 7.

The storage facility in Monona, Iowa is adjacent to our production facilities, and was sold in December 2015. We recorded a gain of $4,000 in December 2015 after closing costs associated with the sale.

9)	Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which supersedes the guidance in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied retrospectively, with early application permitted only as of annual reporting periods beginning after December 15, 2016. We are evaluating the new standard, but do not at this time expect this standard to have a material impact on our consolidated financial statements.

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

Income Taxes

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740)”, to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. ASU No. 2015-17 is effective for fiscal years beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

The 2011 Plan permits the plan administrator to award nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance awards, and stock appreciation rights to employees (including officers), directors, and consultants.  The Board of Directors has approved a director compensation policy pursuant to which non-employee directors are automatically granted restricted stock awards of 1,000 shares of common stock annually or initially upon their election to the Board, which are fully vested. During the first six months of fiscal 2016, 39,000 restricted stock awards have been issued to various employees and directors which vest over the next three years, and 5,000 restricted stock awards were issued to the directors upon their election in April 2016 for a total of 44,000 year-to-date.

Stock options granted prior to January 27, 2011 are governed by the applicable Prior Plan and the forms of agreement adopted thereunder.

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. We estimate the fair value of each stock-based option award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. We incurred a total of $28,177 and $39,429 of stock-based compensation expense for stock options and restricted stock awards during the three and six-months ended May 31, 2016, respectively, compared to $15,339 and $28,484 of stock-based compensation expense for restricted stock awards and stock options for the same respective periods of fiscal 2015.

11)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At May 31, 2016, and November 30, 2015, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts approximate fair value because of the short maturity of these instruments. The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

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

Approximate financial information with respect to the reportable segments is as follows.

	Three Months Ended May 31, 2016
	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Revenue from external customers	$3,567,000	$443,000	$1,250,000	$481,000	$5,741,000
Income (loss) from operations	(96,000)	(97,000)	203,000	(43,000)	$(33,000)
Income (loss) before tax	(118,000)	(105,000)	199,000	(51,000)	$(75,000)
Total Assets	20,415,000	2,306,000	2,626,000	2,648,000	$27,995,000
Capital expenditures	25,000	-	-	10,000	$35,000
Depreciation & Amortization	132,000	29,000	16,000	31,000	$208,000

	Three Months Ended May 31, 2015
	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Revenue from external customers	$6,365,000	$476,000	$409,000	$554,000	$7,804,000
Income (loss) from operations	579,000	(5,000)	(97,000)	(63,000)	$414,000
Income (loss) before tax	538,000	(11,000)	(104,000)	(69,000)	$354,000
Total Assets	25,330,000	2,765,000	2,659,000	3,034,000	$33,788,000
Capital expenditures	55,000	-	(2,000)	5,000	$58,000
Depreciation & Amortization	126,000	29,000	52,000	30,000	$237,000

	Six Months Ended May 31, 2016
	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Revenue from external customers	$7,765,000	$1,122,000	$2,193,000	$1,053,000	$12,133,000
Income (loss) from operations	152,000	(169,000)	212,000	(79,000)	$116,000
Income (loss) before tax	115,000	(180,000)	206,000	(95,000)	$46,000
Total Assets	20,415,000	2,306,000	2,626,000	2,648,000	$27,995,000
Capital expenditures	29,000	8,000	-	33,000	$70,000
Depreciation & Amortization	260,000	58,000	31,000	61,000	$410,000

	Six Months Ended May 31, 2015
	Agricultural Products	Pressurized Vessels	Modular Buildings	Tools	Consolidated
Revenue from external customers	$11,681,000	$1,003,000	$1,058,000	$1,351,000	$15,093,000
Income (loss) from operations	1,018,000	(66,000)	(164,000)	(45,000)	$743,000
Income (loss) before tax	937,000	(78,000)	(177,000)	(83,000)	$599,000
Total Assets	25,330,000	2,765,000	2,659,000	3,034,000	$33,788,000
Capital expenditures	133,000	2,000	-	5,000	$140,000
Depreciation & Amortization	262,000	53,000	85,000	59,000	$459,000

13)	Subsequent Event

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements other than those previously described in Note 7.

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

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of May 31, 2016 have remained unchanged from November 30, 2015. Disclosure of these critical accounting policies is incorporated by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2015.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for the three and six-month period ended May 31, 2016 were $5,741,000 and $12,133,000 compared to $7,804,000 and $15,093,000 during the same respective periods in 2015, a $2,063,000 or 26.4% decrease for the second fiscal quarter, and a $2,960,000 or 19.6% decrease year-to-date. The decreases in revenue are primarily due to the decreased demand for our agricultural products that we have been experiencing for the last year, but is somewhat offset by increases in revenues in our modular buildings segment. Consolidated gross margin for the three and six-month periods ended May 31, 2016 was 26.1% and 26.4% compared to 28.3% and 28.2% for the same respective period in fiscal 2015. Our efforts to decrease fixed costs and more closely match our expense load with our current demand have helped to minimize the negative pressures on our gross margins with the decreased revenue levels in 2016 compared to the same periods in 2015.

Our second quarter sales at Manufacturing were $3,567,000 compared to $6,365,000 during the same period of 2015, a decrease of $2,798,000, or 44.0%. Our year-to-date sales at Manufacturing were $7,765,000 compared to $11,681,000 during the same period of 2015, a decrease of $3,916,000 or 33.5%. This revenue decrease is due to decreased demand across all of our agricultural products, including our UHC reels product which is now being produced in Armstrong after the sale of the facility in Ames, Iowa. The gross margin of our agricultural products segment for the three and six-month periods ended May 31, 2016 was 26.3% and 28.8% compared to 30.1% and 31.0% for the same respective periods in 2015. Our decreased gross margins for the second quarter of fiscal 2016 is directly related to our decreased sales volume. We have implemented several cost cutting measures, including staff and overhead reductions, to align our resources more closely with the current demand for agricultural products. These measures have somewhat decreased the pressures on our gross margin profile moving forward.

Our second quarter and year-to-date sales at Vessels were $443,000 and $1,122,000 compared to $476,000 and $1,003,000 for the same respective periods in 2015. Gross margin for the quarter and year-to-date ended May 31, 2016 was 3.6% and 8.0% compared to 16.2% and 10.6% in 2015. This decrease is largely attributable to employee time required for training as we train new staff on our manufacturing floor.

Our three and six-month sales at Scientific were $1,250,000 and $2,193,000 compared to $409,000 and $1,058,000 for the same periods in fiscal 2015, an increase of $841,000, or 205.6%, for the three-month period, and an increase of $1,135,000 or 107.3% for the six-month period. Gross margin for the quarter and year-to date ended May 31 2016 was 34.3% and 28.4% compared to 22.0% and 16.0% for the same period in 2015. The increases were attributable to our higher levels of revenue which increased our fixed cost absorption.

Metals had sales of $481,000 during the three months ended May 31, 2016, compared to $554,000 for the same period in 2015, a 13.2% decrease. Metals had sales of $1,053,000 during the six months ended May 31, 2016 compared to $1,351,000 for the same period in fiscal 2015, a $298,000 decrease, or 22.1%. These decreases on both a quarterly and year-to-date basis are largely due to a general decline in the energy industry. Gross margin for our tools segment was 24.1% and 24.2% for the three- and six-month periods ending May 31, 2016, compared to 22.4% and 26.7% for the same periods of fiscal 2015, respectively. Our lower revenues and reasonably stable fixed costs affect our gross margins at Metals.

Expenses

Our second fiscal quarter consolidated selling expenses were $435,000 compared to $581,000 for the same period in 2015. Our year-to-date consolidated selling expenses were $918,000 in 2016 compared to $1,146,000 for the same period in 2015.The decreases in selling expenses are largely due to decreased commission and salary expense compared to the prior year periods. Selling expenses as a percentage of sales were 7.6% and 7.6% for the three and six-month periods ended May 31, 2016, compared to 7.4% and 7.6% for the same periods in 2015.

Consolidated engineering expenses were $108,000 and $224,000 for the three and six-month periods ended May 31, 2016, compared to $120,000 and $235,000 from the same periods in 2015. Engineering expenses as a percentage of sales were 1.9% and 1.8% for the three and six-month period ended May 31, 2016, compared to 1.5% and 1.6% for the same periods in 2015.

Consolidated administrative expenses for the three and six-month periods ended May 31, 2016 were $991,000 and $1,944,000 compared to $1,093,000 and 2,135,000 for the same periods in 2015. Administrative expenses as a percentage of sales were 17.3% and 16.0% for the three and six-month periods ended May 31, 2016, compared to 14.0% and 14.1% for the same period in 2015.

Income

Consolidated net income (loss) was $(57,000) for the three-month period ended May 31, 2016, compared to $232,000 for the same period in 2015. Consolidated net income for the six-month period ended May 31, 2016 was $24,000 compared to $400,000 for the same period in 2015. The decreases are primarily due to the decreases in revenue described above.

Order Backlog

The consolidated order backlog net of discounts as of July 8, 2016 was $,335,000 compared to $4,669,000 as of July 8, 2015. The agricultural products segment order backlog was $2,533,000 as of July 8, 2016 compared to $3,009,000 in fiscal 2015. We continue to see decreased order volume as a result of the overall downturn in the agricultural economy. The backlog for the pressurized vessels segment was $175,000 as of July 8, 2016, compared to $522,000 in fiscal 2015. During fiscal 2015 a large tank order was in progress for much of the year, and was delivered during the first quarter of fiscal 2016. The backlog for the modular buildings segment was $528,000 as of July 8, 2016, compared to $1,039,000 in fiscal 2015. The backlog for the tools segment was $98,000 as of July 8, 2016, compared to $99,000 in fiscal 2015. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our primary sources of funds for the six months ended May 31, 2016 were sales and decreases in our inventory balances; our primary uses of cash were costs of operation and payments on our line of credit and payments on term debt. We expect our primary capital needs for the remainder of the fiscal year to relate to costs of operation, including production.

We have a revolving line of credit with U.S. Bank, which, following the Second Loan Modification described in further detail in Part II, Item 5, has an availability of $5,000,000, and which, as of May 31, 2016, had an outstanding principal balance of $2,101,610. We also have a $200,000 equipment financing line of credit with U.S. Bank, which, as of May 31, 2016 had an outstanding principal balance of $0. The lines of credit are scheduled to mature on May 1, 2017, with the $5,000,000 line of credit being renewable annually. In addition, two of our five outstanding term loans with U.S. Bank are scheduled to mature in May of 2017, with a final payment of principal and accrued interest in the amount of $283,500 due May 10, 2017 and a final payment of principal and accrued interest in the amount of $890,000 due May 25, 2017. For additional information about our financing activities, please refer to Note 9 to the audited consolidated financial statements and to the discussion entitled “Liquidity and Capital Resources,” each contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2015, as well as Note 7 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report and a description of the Second Loan Modification governing the U.S. Bank lines of credit and certain term loans included in Part II, Item 5 of this Report.

We believe that our cash flows from operations and financing arrangements following the Second Loan Modification will provide sufficient cash to finance operations for the next twelve months. We expect to continue to rely on cash from financing activities to supplement our cash flows from operations in order to meet our liquidity and capital expenditure needs in the near future. We expect to continue to be able to procure financing upon reasonable terms.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

On July 12, 2016, the Company, as borrower, and Art’s-Way Scientific, Inc., Art’s-Way Vessels, Inc., and Ohio Metal Working Products/Art’s-Way, Inc., as guarantors, entered into a Second Loan Modification Agreement (the “Second Loan Modification”) with U.S. Bank, relating to the Company’s financing obligations to U.S. Bank, as previously amended by a Loan Modification Agreement dated April 27, 2016 (the “Loan Modification”) entered into among U.S. Bank, as lender, the Company, as borrower, and Art’s-Way Scientific, Inc., Art’s-Way Vessels, Inc., and Ohio Metal Working Products/Art’s-Way, Inc., as guarantors. The agreements governing the U.S. Bank lines of credit and certain term loans include a revolving credit note dated May 1, 2013, which, following the Loan Modification, had an availability of $6,000,000 (the “Line of Credit”), a revolving credit note dated July 16, 2015 relating to the Company’s dealer financing program, which, following the Loan Modification, has an availability of $200,000 (the “2015 Line of Credit”), a term note dated May 10, 2012 in the original principal amount of $880,000 (the “U.S. Bank UHC Loan”), term notes dated May 1, 2013 in the original principal amounts of $1,006,500, $1,143, 600 and $1,833,510.26 (collectively, the “2013 Term Notes”), and a term note dated May 29, 2014 in the original principal amount of $1,000,000 (the “2014 Term Note”).

The Second Loan Modification reduces the available loan amount on the Line of Credit from $6 million to $5 million, reduces the borrowing base from $4 million to $3.75 million, and increases the minimum interest rate on the Line of Credit from 4.50% per annum to 5.00% per annum.

The Second Loan Modification also amends certain financial covenants that apply to the Line of Credit, the 2013 Term Notes and the 2014 Term Note. The Second Loan Modification (i) removes the requirement that the Company maintain a fixed charge coverage ratio of at least 1.15 to 1.10 as of the end of each fiscal quarter (except for the fiscal quarters ended May 31, 2016 and August 31, 2016), and requires the Company to maintain a fixed charge coverage ratio of at least 1.15 to 1.0 as of the end of each fiscal quarter (except for the fiscal quarters ended August 31, 2016, November 30, 2016 and February 28, 2017); (ii) removes the requirement that the Company maintain a fiscal year-to-date fixed charge coverage ratio as of August 31, 2016 of at least 1.0 to 1.0, and requires the Company to maintain a fiscal year-to-date fixed charge coverage ratio as of February 28, 2017 of at least 1.0 to 1.0; (iii) removes the requirement that the Company maintain a fiscal year-to-date EBITDA as of May 31, 2016 of at least $700,000 (with EBITDA meaning income, plus interest expense, plus income tax expense, plus depreciation expense, plus amortization expense, subject to adjustments in U.S. Bank’s sole discretion), and requires the Company to maintain a fiscal year-to-date EBITDA of $360,000 as of August 31, 2016, of $390,000 as of September 30, 2016, of $395,000 as of October 31, 2016, and of $400,000 as of November 30, 2016; and (iv) requires minimum liquidity as of the end of each month commencing August 31, 2016 of not less than $750,000 (with minimum liquidity meaning unrestricted cash and cash equivalents plus borrowing base availability under each of the Line of Credit, the 2013 Term Notes and the 2014 Term Note). The Second Loan Modification also requires the Company to provide to U.S. Bank a 13-week cash flow forecast on Tuesday of each week.

In addition to amending the agreements governing the U.S. Bank lines of credit and certain term loans, the Second Loan Modification includes a waiver forgiving the Company’s non-compliance with its covenant to maintain a fiscal year-to-date EBITDA as of May 31, 2016 of at least $700,000 and states that no event of default occurred.

All other terms of the two lines of credit and five term loans with U.S. Bank remain unchanged, and the agreements relating thereto remain in effect, including the various Business Security Agreements; Pledge Agreements; Mortgage, Security Agreement and Assignment of Rents of Iowa Real Estate; Open-End Mortgage, Security Agreement and Assignment of Rents and Leases (Including Fixture Filing Under Uniform Commercial Code); Collateral Assignment of Dealer’s Notes and Security Agreements; and Continuing Guaranty (Unlimited).

The foregoing description of the material terms of the Second Loan Modification does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the full text of the Second Loan Modification, filed herewith and incorporated by reference herein.

Item 6.  Exhibits.

See “Exhibit Index” on page 21 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date: July 15, 2016	By: /s/ Carrie L. Majeski
Carrie L. Majeski
President and Chief Executive Officer

Date: July 15, 2016	By: /s/ Amber J. Murra
Amber J. Murra
Chief Financial Officer

Art’s-Way Manufacturing Co., Inc.

Exhibit Index

Form 10-Q for the Quarterly Period Ended May 31, 2016

Exhibit No.	Description
10.1	Second Loan Modification Agreement dated July 12, 2016.
31.1	Certificate of Chief Executive Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
31.2	Certificate of Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
101

The following materials from this report, formatted in XBRL (Extensible Business Reporting Language) are filed herewith: (i) condensed consolidated balance sheets, (ii) condensed consolidated statement of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements.