Form 10-Q
period 2016-08-31
ARTS WAY MANUFACTURING CO INC
filed 2016-10-06
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2016

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 0-5131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

DELAWARE	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [x]

Number of common shares outstanding as of September 16, 2016: 4,109,052

Art’s-Way Manufacturing Co., Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	August 31, 2016	November 30, 2015
Assets
Current assets:
Cash	$501,053	$447,231
Accounts receivable-customers, net of allowance for doubtful accounts of $42,317 and $18,778 in 2016 and 2015, respectively	2,700,314	1,882,528
Inventories, net	13,666,869	15,184,436
Deferred taxes	1,158,079	1,146,242
Cost and profit in excess of billings	331,969	206,672
Income taxes receivable	153,871	345,912
Assets of discontinued operations	430,451	694,556
Other current assets	272,871	54,742
Total current assets	19,215,477	19,962,319
Property, plant, and equipment, net	7,408,921	7,824,263
Assets held for sale, net	114,858	1,245,432
Goodwill	375,000	375,000
Other assets of discontinued operations	1,803,235	1,870,649
Other assets	65,944	53,945
Total assets	$28,983,435	$31,331,608
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$3,434,114	$3,959,656
Current portion of long-term debt	1,845,690	1,195,839
Accounts payable	1,118,261	495,867
Customer deposits	62,166	162,797
Billings in Excess of Cost and Profit	64,799	86,858
Accrued expenses	944,025	1,191,364
Liabilites of discontinued operations	245,427	245,733
Total current liabilities	7,714,482	7,338,114
Long-term liabilities
Deferred taxes	793,828	846,960
Long-term liabilities of discontinued operations	618,194	715,946
Long-term debt, excluding current portion	1,530,097	3,910,722
Total liabilities	10,656,601	12,811,742
Commitments and Contingencies (Notes 7 and 8)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2016 and 2015; issued and outstanding 0 shares in 2016 and 2015.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2016 and 2015; issued and outstanding 4,109,052 in 2016 and 4,061,052 in 2015	41,091	40,611
Additional paid-in capital	2,737,376	2,667,010
Retained earnings	15,548,367	15,812,245
Total stockholders’ equity	18,326,834	18,519,866
Total liabilities and stockholders’ equity	$28,983,435	$31,331,608

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Sales	$6,431,217	$6,514,327	$17,441,869	$20,604,932
Cost of goods sold	5,189,532	5,252,241	13,088,340	15,188,639
Gross profit	1,241,685	1,262,086	4,353,529	5,416,293
Expenses:
Engineering	123,653	127,889	314,794	330,650
Selling	456,037	508,001	1,352,875	1,604,804
General and administrative	879,160	906,275	2,618,488	2,951,293
Impairment of goodwill	-	618,729	-	618,729
Total expenses	1,458,850	2,160,894	4,286,157	5,505,476
Income (Loss) from operations	(217,165)	(898,808)	67,372	(89,183)
Other income (expense):
Interest expense	(60,537)	(78,726)	(182,510)	(225,776)
Other	53,884	(94,444)	116,181	(80,180)
Total other income (expense)	(6,653)	(173,170)	(66,329)	(305,956)
Income (Loss) from continuing operations before income taxes	(223,818)	(1,071,978)	1,043	(395,139)
Income tax expense (benefit)	(74,142)	(355,570)	236	(133,171)
Income (Loss) from continuing operations	(149,676)	(716,408)	807	(261,968)
Discontinued Operations
Loss from operations of discontinued segment	(207,203)	(113,122)	(387,321)	(191,146)
Income tax benefit	(68,600)	(33,937)	(122,636)	(57,344)
Loss on discontinued operations	(138,603)	(79,185)	(264,685)	(133,802)
Net Income (Loss)	(288,279)	(795,593)	(263,878)	(395,770)

Earnings (Loss) per share - Basic:
Continuing Operations	$(0.04)	$(0.18)	$0.00	$(0.06)
Discontinued Operations	$(0.03)	$(0.02)	$(0.06)	$(0.03)
Net Income (Loss) per share	$(0.07)	$(0.20)	$(0.06)	$(0.10)

Earnings (Loss) per share - Diluted:
Continuing Operations	$(0.04)	$(0.18)	$0.00	$(0.06)
Discontinued Operations	$(0.03)	$(0.02)	$(0.06)	$(0.03)
Net Income (Loss) per share	$(0.07)	$(0.20)	$(0.06)	$(0.10)

Weighted average outstanding shares used to compute basic net income per share	4,105,704	4,061,052	4,093,993	4,057,496
Weighted average outstanding shares used to compute diluted net income per share	4,105,704	4,061,052	4,093,993	4,057,496

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	August 31, 2016	August 31, 2015
Cash flows from operations:
Net income (loss) from continuing operations	$807	$(261,968)
Net (loss) from discontinued operations	(264,685)	(133,802)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Stock based compensation	70,846	28,484
(Gain)/Loss on disposal of property, plant, and equipment	(26,473)	(1,130)
Depreciation and amortization expense	516,904	612,903
Impairment of goodwill	-	618,729
Bad debt expense (recovery)	24,527	2,251
Deferred income taxes	(64,969)	(187,136)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(842,313)	1,107,527
Inventories	1,517,567	(1,406,091)
Income taxes receivable	192,041	(164,596)
Other assets	(233,758)	(198,189)
Increase (decrease) in:
Accounts payable	622,394	296,353
Contracts in progress, net	(147,356)	(39,771)
Customer deposits	(100,631)	9,586
Income taxes payable	-	-
Accrued expenses	(247,339)	(341,324)
Net cash provided by operating activities - continuing operations	1,282,247	75,628
Net cash provided by (used in) operating activities - discontinued operations	82,632	(36,142)
Net cash provided by operating activities	1,364,879	39,486
Cash flows from investing activities:
Purchases of property, plant, and equipment	(114,376)	(218,367)
Net proceeds from sale of assets	1,173,492	20,906
Net cash provided by (used in) investing activities - continuing operations	1,059,116	(197,461)
Net cash(used in) investing activities - discontinued operations	(19,068)	(10,257)
Net cash provided by (used in) investing activities	1,040,048	(207,718)
Cash flows from financing activities:
Net change in line of credit	(525,542)	1,462,172
Repayment of term debt	(1,730,774)	(867,642)
Dividends paid to stockholders	-	(202,428)
Net cash provided by (used in) financing activities - continuing operations	(2,256,316)	392,102
Net cash (used in) financing activities - discontinued operations	(94,789)	(92,046)
Net cash provided by (used in) financing activities	(2,351,105)	300,056
Net increase in cash	53,822	131,824
Cash at beginning of period	447,231	511,716
Cash at end of period	$501,053	$643,540

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$202,007	$242,248
Income taxes	4,872	263,674

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

We have organized our business into three operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies. Our agricultural products segment (“Manufacturing”) manufactures farm equipment under the Art’s-Way Manufacturing label and private labels. Our modular buildings segment (“Scientific”) manufactures modular buildings for various uses, commonly animal containment and research laboratories and our tools segment (“Metals”) manufactures steel cutting tools and inserts. During the third quarter of fiscal 2016, we announced the discontinuation of our pressurized vessels segment (“Vessels”) that manufactured pressurized vessels. For more information on discontinued operations, see Note 3 “Discontinued Operations.” For detailed financial information relating to segment reporting, see Note 13 “Segment Information.”

2)	Summary of Significant Account Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2015. The results of operations for the three and nine-months ended August 31, 2016 are not necessarily indicative of the results for the fiscal year ending November 30, 2016.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three and nine-months ended August 31, 2016. Actual results could differ from those estimates.

Reclassification

Certain amounts in the consolidated financial statements of the Company related to the discontinuation of operations at our Vessels division have been reclassified to conform to classifications used in the current year. The reclassifications had no effect on previously reported results of operations or retained earnings.

3)	Discontinued Operations

On August 11, 2016, the Company announced its plan to discontinue the operations of its Art’s Way Vessels segment in order to focus its efforts and resources on the business segments that have historically been more successful and that are expected to present greater opportunities for meaningful long-term shareholder returns. Our plan is to dispose of these assets over the next several quarters. At this time, we are working with local businesses to sell our remaining inventory, which we expect to complete within the next several months.

As Vessels was a unique business unit of the Company, its liquidation will be a strategic shift. In accordance with Accounting Standard Code Topic 360, the Company has classified Vessels as discontinued operations for all periods presented.

Income from discontinued operations, before income taxes in the accompanying Condensed Consolidated Statements of Operations, is comprised of the following:

	Three Months Ended		Nine Months Ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Revenue from external customers	$358,253	$371,751	$1,480,688	$1,374,384
Gross Profit	(97,357)	3,278	(6,965)	108,935
Operating Expense	104,113	108,048	362,859	280,039
Income (loss) from operations	(201,470)	(104,770)	(369,824)	(171,104)
Income (loss) before tax	(207,203)	(113,122)	(387,321)	(191,146)

The components of discontinued operations in the accompanying Condensed Consolidated Balance Sheets are as follows:

	August 31, 2016	November 30, 2015
Cash	$-	$103
Accounts Receivable - Net	219,714	175,211
Inventories, net	207,206	514,647
Property, plant, and equipment, net	1,803,235	1,870,649
Other Assets	3,531	4,595
Assets of discontinued operations	$2,233,686	$2,565,205

Accounts payable	$16,215	$26,531
Accrued compensation	26,311	33,431
Accrued expenses	73,115	58,948
Notes Payable	747,980	842,769
Liabilities of discontinued operations	$863,621	$961,679

4)	Net Income (Loss) Per Share of Common Stock

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

Basic and diluted earnings (loss) per common share have been computed based on the following as of August 31, 2016 and August 31, 2015:

	For the three months ended		For the nine months ended
	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
Numerator for basic and diluted (loss) earnings per common share:

Net (loss) income from continuing operations	$(149,676)	$(716,408)	$807	$(261,968)
Net (loss) income from discontinued operations	(138,603)	(79,185)	(264,685)	(133,802)
Net (loss) income	$(288,279)	$(795,593)	$(263,878)	$(395,770)

Denominator:
For basic (loss) earnings per share - weighted average common shares outstanding	4,105,704	4,061,052	4,093,993	4,057,496
Effect of dilutive stock options	-	-	-	-
For diluted (loss) earnings per share - weighted average common shares outstanding	4,105,704	4,061,052	4,093,993	4,057,496

Earnings (Loss) per share - Basic:
Continuing Operations	$(0.04)	$(0.18)	$0.00	$(0.06)
Discontinued Operations	$(0.03)	$(0.02)	$(0.06)	$(0.03)
Net Income (Loss) per share	$(0.07)	$(0.20)	$(0.06)	$(0.10)

Earnings (Loss) per share - Diluted:
Continuing Operations	$(0.04)	$(0.18)	$0.00	$(0.06)
Discontinued Operations	$(0.03)	$(0.02)	$(0.06)	$(0.03)
Net Income (Loss) per share	$(0.07)	$(0.20)	$(0.06)	$(0.10)

5)	Inventory

Major classes of inventory are:

	August 31, 2016	November 30, 2015
Raw materials	$8,767,407	$9,699,156
Work in process	397,356	246,823
Finished goods	7,432,855	8,169,267
	$16,597,618	$18,115,246
Less: Reserves	(2,930,749)	(2,930,810)
	$13,666,869	$15,184,436

6)	Accrued Expenses

Major components of accrued expenses are:

	August 31, 2016	November 30, 2015
Salaries, wages, and commissions	$448,446	$530,667
Accrued warranty expense	165,700	176,531
Other	329,879	484,166
	$944,025	$1,191,364

7)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 6. Changes in the Company’s product warranty liability for the three and nine months ended August 31, 2016 and August 31, 2015 are as follows:

	For the three months ended
	August 31, 2016	August 31, 2015
Balance, beginning	$140,674	$274,375
Settlements / adjustments	(36,896)	(60,346)
Warranties issued	61,922	62,837
Balance, ending	$165,700	$276,866

	For the nine months ended
	August 31, 2016	August 31, 2015
Balance, beginning	$176,531	$230,766
Settlements / adjustments	(186,179)	(230,482)
Warranties issued	175,348	276,582
Balance, ending	$165,700	$276,866

8)	Loan and Credit Agreements

The Company maintains a revolving line of credit and term loans with U.S. Bank as well as a term loan with The First National Bank of West Union. Pursuant to a Second Loan Modification Agreement dated July 12, 2016 and effective July 11, 2016 (the “Loan Modification”) entered into among U.S. Bank, as lender, the Company, as borrower, and Art’s-Way Scientific, Inc., Art’s-Way Vessels, Inc., and Ohio Metal Working Products/Art’s-Way, Inc., as guarantors, the agreements governing the U.S. Bank line of credit and certain term loans were amended, and a $200,000 line of credit that the Company had opened to facilitate dealer floorplan financing but had not drawn on was terminated, along with the related agreements. The description that follows reflects such arrangements as amended by the Loan Modification.

U.S. Bank Revolving Line of Credit

The Company has a $5,000,000 revolving line of credit (the “Line of Credit”) with U.S. Bank that was obtained on May 1, 2013, which is renewable annually with advances funding the Company’s working capital needs. As of August 31, 2016, the Company had a principal balance of $3,434,114 outstanding against the Line of Credit, with $1,565,886 remaining available, limited by the borrowing base calculation. The Line of Credit matures on May 1, 2017 and is secured by real property and fixed asset collateral. The Line of Credit states that the borrowing base will be an amount equal to the sum of 75% of accounts receivable (discounted for aged accounts and customer balances exceeding 20% of aggregate receivables), plus 50% of inventory (this component cannot exceed $3,750,000 and only includes finished goods and raw materials deemed to be in good condition and not obsolete), less any outstanding loan balance of the Line of Credit and the 2015 Line of Credit (defined below), and less undrawn amounts of outstanding letters of credit issued by U.S. Bank or any affiliate. Monthly interest-only payments are required and the unpaid principal and accrued interest is due on the maturity date. The Company’s obligations under the Line of Credit are evidenced by a Revolving Credit Note effective May 1, 2013, a Revolving Credit Agreement dated May 1, 2013, as amended by the Loan Modification, and certain other ancillary documents.

The Line of Credit is subject to: (i) a minimum interest rate of 5.0% per annum; and (ii) an unused fee which accrues at the rate of 0.25% per annum on the average daily amount by which the amount available for borrowing under the Line of Credit exceeds the outstanding principal amount. As of August 31, 2016, the interest rate on the Line of Credit was the minimum of 5.0%.

U.S. Bank Term Loans

On May 10, 2012, the Company obtained $880,000 in long-term debt from U.S. Bank issued to acquire the building and property of Universal Harvester Co., Inc. located in Ames, Iowa (the “U.S. Bank UHC Loan”), the assets and operations of which are now held by Art’s Way Manufacturing Co., Inc. in Armstrong, Iowa. The maturity date of this loan is May 10, 2017, with a final payment of principal and accrued interest in the amount of $283,500 due May 10, 2017. The principal balance of this loan was $369,378 as of August 31, 2016 and it accrues interest at a fixed rate of 3.15% per annum. This loan was secured by a mortgage on the building and property acquired from Universal Harvester Co., Inc. in Ames, Iowa, pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 10, 2012, which was released upon the sale of our Ames, Iowa facility. The U.S. Bank UHC Loan is also secured by a mortgage on the building and property in Monona, Iowa, pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 1, 2013 and a mortgage on the building and property owned by Art’s-Way Vessels, Inc. in Dubuque, Iowa, pursuant to a Mortgage, Security Agreement and Assignment of Rents between Art’s-Way Vessels, Inc. and U.S. Bank, dated May 1, 2013. On May 1, 2013, the U.S. Bank UHC Loan and the mortgage were amended to extend the mortgage to secure the 2013 Term Notes (defined below) in addition to the U.S. Bank UHC Loan.

Three of the Company’s outstanding term loans were obtained from U.S. Bank on May 1, 2013. The principal balance of these loans totaled $2,293,094 at August 31, 2016, and they accrue interest at a fixed rate of 2.98% per annum (the “2013 Term Notes”). There was previously also a fourth term loan obtained from U.S. Bank on May 1, 2013, but the Company voluntarily paid off and terminated the note and the related Term Loan Agreement on February 10, 2016. The payoff amount of $1,078,196 included principal and accrued and unpaid interest. As detailed in the Company’s long-term debt summary below, monthly principal and interest payments in the aggregate amount of $51,350 are required on the remaining 2013 Term Notes, with final payments of principal and accrued interest on the three remaining loans in the aggregate amount of $1,363,000 due on May 1, 2018.

The Company obtained a term loan from U.S. Bank on May 29, 2014 in the original principal amount of $1,000,000 (the “2014 Term Note”). The 2014 Term Note had a principal balance of $914,480 at August 31, 2016 and accrues interest at a fixed rate of 2.98%. The Company took on the 2014 Term Note in order to partially pay down a draw on its revolving line of credit that it had used to finance the purchase of the building and property of Ohio Metal Working Products Company in Canton, Ohio. The maturity date of the 2014 Term Note is May 25, 2017, with a final payment of principal and accrued interest in the amount of $890,000 due May 25, 2017. This loan is secured by a mortgage on the building and property acquired from Ohio Metal Working Products Company in Canton, Ohio pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 29, 2014, and is also subject to a Business Security Agreement between Ohio Metal Working Products/Art’s Way, Inc. (“Ohio Metal”) and U.S. Bank and a Continuing Guaranty (Unlimited) by Ohio Metal. Each of the Company’s term loans from U.S. Bank is governed by a Term Note and a Term Loan Agreement.

U.S. Bank Covenants

The U.S. Bank UHC Loan is not subject to financial covenants. However, under the U.S. Bank UHC Loan, the Company must provide to U.S. Bank information concerning its business affairs and financial condition as the bank may reasonably request, as well as annual financial statements prepared by an accounting firm acceptable to U.S. Bank within 120 days of the end of the year without request.

As amended by the Loan Modification, the Line of Credit, the 2013 Term Notes and the 2014 Term Note require the Company to maintain (i) a fixed charge coverage ratio of at least 1.15 to 1.0 as of the end of each fiscal quarter (except for the fiscal quarters ended August 31, 2016, November 30, 2016 and February 28, 2017), (ii) a fiscal year-to-date fixed charge coverage ratio as of February 28, 2017 of at least 1.0 to 1.0, (iii) a fiscal year-to-date EBITDA (with EBITDA meaning income, plus interest expense, plus income tax expense, plus depreciation expense, plus amortization expense, subject to adjustments in USB’s sole discretion) of $360,000 as of August 31, 2016, of $390,000 as of September 30, 2016, of $395,000 as of October 31, 2016, and of $400,000 as of November 30, 2016, and (iv) minimum liquidity as of the end of each month commencing August 31, 2016 of not less than $750,000 (with minimum liquidity meaning unrestricted cash and cash equivalents plus borrowing base availability under the Line of Credit, the 2013 Term Notes and the 2014 Term Note). The Company must also provide to U.S. Bank a 13-week cash flow forecast on Tuesday of each week, a detailed backlog report by segment as of the last day of each calendar month, monthly internally prepared financial reports, year-end audited financial statements, and a monthly aging of accounts receivable, and must deliver along with any financial statements delivered to U.S. Bank a certificate of compliance executed by the Company’s chief financial officer certifying the Company’s compliance with the financial covenants.

The 2013 Term Notes, 2014 Term Note, and Line of Credit are secured by a first position security interest on the assets of the Company and its subsidiaries, including but not limited to, inventories, machinery, equipment and real estate, in accordance with Business Security Agreements entered into by the Company and its subsidiaries, Pledge Agreements entered into by the subsidiaries and Collateral Assignment of Dealer’s Notes and Security Agreements entered into by the Company. Additionally, the Company has mortgaged certain real property noted above and in favor of U.S. Bank as documented by mortgage agreements dated May 1, 2013 and May 29, 2014 (together, the “Mortgages”).

If the Company or its subsidiaries (as guarantors pursuant to continuing guaranties) commits an event of default with respect to the U.S. Bank UHC Loan, 2013 Term Notes, 2014 Term Note, or Line of Credit and fails or is unable to cure that default, the interest rate on each of the loans and Line of Credit could increase by 5.0% per annum, U.S. Bank can immediately terminate its obligation, if any, to make additional loans to the Company, and U.S. Bank may accelerate the Company’s obligations under the applicable loan or line of credit. U.S. Bank shall also have all other rights and remedies for default provided by the Uniform Commercial Code, as well as any other applicable law and the various loan agreements, including, without limitation, the right to repossess, render unusable and/or dispose of the collateral without judicial process. In addition, in an event of default, U.S. Bank may foreclose on mortgaged property pursuant to the terms of the Mortgages.

The Company was in compliance with all covenants under the Line of Credit, the 2013 Term Notes and the 2014 Term Note as measured on August 31, 2016.

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

Long-Term Debt Summary

A summary of the Company’s term debt is as follows:

	August 31, 2016	November 30, 2015
U.S. Bank loan payable in monthly installments of $42,500 including interest at 2.98%, paid February 10, 2016	$-	$1,196,088
U.S. Bank loan payable in monthly installments of $11,000 including interest at 2.98%, due May 1, 2018	660,169	743,149
U.S. Bank loan payable in monthly installments of $12,550 including interest at 2.98%, due May 1, 2018	747,980	842,769
U.S. Bank loan payable in monthly installments of $27,800 including interest at 2.98%, due May 1, 2018	884,945	1,112,205
U.S. Bank loan payable in monthly installments of $11,700 including interest at 3.15%, due May 10, 2017	369,378	464,605
U.S. Bank loan payable in monthly installments of $5,556 including interest at 2.98%, due May 25, 2017	914,480	943,381
Iowa Finance Authority loan payable in monthly installments of $12,500 including interest at 2.75%, due June 1, 2020	546,815	647,132
Total term debt	$4,123,767	$5,949,329
Less current portion of term debt	1,845,690	1,195,839
Term debt of discontinued operations	747,980	842,768
Term debt, excluding current portion	$1,530,097	$3,910,722

9)	Assets Available for Sale

Major components of assets available for sale (excluding assets of discontinued operations as discussed in Note 3 “Discontinued Operations”) are:

	August 31, 2016	November 30, 2015
Ames, Iowa production facility	$-	$1,093,632
Monona, Iowa storage building	-	36,942
Ames, Iowa powder coat paint system	114,858	114,858
	$114,858	$1,245,432

Due to reduced demand for our reels produced by the Universal Harvester by Art’s Way subsidiary, we have been able to absorb the production of reels in our Armstrong, Iowa facility. The Ames, Iowa facility was sold on February 10, 2016 for $1,192,000. After closing expenses, we recognized a gain on this sale of $36,000. The proceeds of this sale were used to pay down term debt, as previously discussed in Note 8.

The storage facility in Monona, Iowa is adjacent to our production facilities, and was sold in December 2015. We recorded a gain of $4,000 in December 2015 after closing costs associated with the sale.

10)	Recently Issued Accounting Pronouncements

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

Inventory

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330)”, which requires inventory measured using any method other than last-in, first-out or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than the lower of cost or market. ASU No. 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company will adopt this guidance for the year-ended November 30, 2018 including interim periods within that reporting period. Its adoption is not expected to have a material impact on our consolidated financial statements.

Income Taxes

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740)”, to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. ASU No. 2015-17 is effective for fiscal years beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. The Company will adopt this guidance for the year-ended November 30, 2019, and interim periods within the year-ended November 30, 2020. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (topic 842)”, which requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for all leases with terms of twelve months or greater. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company will adopt this guidance for the year-ended November 30, 2020 including interim periods within that reporting period. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

The 2011 Plan permits the plan administrator to award nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance awards, and stock appreciation rights to employees (including officers), directors, and consultants.  The Board of Directors has approved a director compensation policy pursuant to which non-employee directors are automatically granted restricted stock awards of 1,000 shares of common stock annually or initially upon their election to the Board, which are fully vested. During the first nine months of fiscal 2016, 43,000 restricted stock awards have been issued to various employees, directors, and consultants, which vest over the next three years, and 5,000 restricted stock awards were issued to the directors upon their election in April 2016 for a total of 48,000 year-to-date.

Stock options granted prior to January 27, 2011 are governed by the applicable Prior Plan and the forms of agreement adopted thereunder.

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. We estimate the fair value of each stock-based option award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. We incurred a total of $31,417 and $70,846 of stock-based compensation expense for stock options and restricted stock awards during the three and nine-months ended August 31, 2016, respectively, compared to $15,339 and $28,484 of stock-based compensation expense for restricted stock awards and stock options for the same respective periods of fiscal 2015.

12)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At August 31, 2016, and November 30, 2015, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts approximate fair value because of the short maturity of these instruments. The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

13)	Segment Information

There are three reportable segments: agricultural products, modular buildings and tools. The agricultural products segment fabricates and sells farming products as well as related equipment and replacement parts for these products in the United States and worldwide. The modular buildings segment manufactures and installs modular buildings for animal containment and various laboratory uses. The tools segment manufactures steel cutting tools and inserts.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Management evaluates the performance of each segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses.

Approximate financial information with respect to the reportable segments is as follows. The tables below exclude income and balance sheet data from discontinued operations. See Note 3 “Discontinued Operations.”

	Three Months Ended August 31, 2016
	Agricultural Products	Modular Buildings	Tools	Consolidated*
Revenue from external customers	$4,992,000	$910,000	$530,000	$6,431,000
Income (loss) from operations	(116,000)	(59,000)	(42,000)	$(217,000)
Income (loss) before tax	(91,000)	(65,000)	(68,000)	$(224,000)
Total Assets	21,209,000	2,887,000	2,654,000	$26,750,000
Capital expenditures	31,000	-	22,000	$53,000
Depreciation & Amortization	117,000	15,000	32,000	$164,000

	Three Months Ended August 31, 2015
	Agricultural Products	Modular Buildings	Tools	Consolidated*
Revenue from external customers	$4,911,000	$1,103,000	$500,000	$6,514,000
Income (loss) from operations	(861,000)	45,000	(83,000)	$(899,000)
Income (loss) before tax	(1,019,000)	38,000	(91,000)	$(1,072,000)
Total Assets	24,540,000	2,691,000	2,963,000	$30,194,000
Capital expenditures	71,000	6,000	6,000	$83,000
Depreciation & Amortization	160,000	31,000	30,000	$221,000

	Nine Months Ended August 31, 2016
	Agricultural Products	Modular Buildings	Tools	Consolidated*
Revenue from external customers	$12,757,000	$3,102,000	$1,583,000	$17,442,000
Income (loss) from operations	36,000	154,000	(123,000)	$67,000
Income (loss) before tax	24,000	140,000	(163,000)	$1,000
Total Assets	21,209,000	2,887,000	2,654,000	$26,750,000
Capital expenditures	60,000	-	55,000	$115,000
Depreciation & Amortization	377,000	46,000	93,000	$516,000

	Nine Months Ended August 31, 2015
	Agricultural Products	Modular Buildings	Tools	Consolidated*
Revenue from external customers	$16,592,000	$2,162,000	$1,851,000	$20,605,000
Income (loss) from operations	158,000	(119,000)	(128,000)	$(89,000)
Income (loss) before tax	(83,000)	(139,000)	(173,000)	$(395,000)
Total Assets	24,540,000	2,691,000	2,963,000	$30,194,000
Capital expenditures	204,000	4,000	11,000	$219,000
Depreciation & Amortization	426,000	98,000	89,000	$613,000

* Segment figures in the table may not sum to the consolidated total due to rounding.

14)	Subsequent Event

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2015. Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our expectations regarding our plan to discontinue the operations of our Vessels segment (ii) our warranty costs and order backlog; (iii) our beliefs regarding the sufficiency of working capital and cash flows, and our continued ability to renew or obtain financing on reasonable terms when necessary; (iv) the impact of recently issued accounting pronouncements; (v) our intentions and beliefs relating to our costs, business strategies, and future performance; (vi) our expected financial results; and (vii) our expectations concerning our primary capital and cash flow needs.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) the impact of tightening credit markets on our ability to continue to obtain financing on reasonable terms; (ii) our ability to repay current debt, continue to meet debt obligations and comply with financial covenants; (iii) obstacles related to integration of acquired product lines and businesses; (iv) obstacles related to liquidation of product lines and segments (v) the effect of general economic conditions, including consumer and governmental spending, on the demand for our products and the cost of our supplies and materials; (vi) fluctuations in seasonal demand and our production cycle; and (vii) other factors described from time to time in our reports to the SEC. We do not intend to update the forward-looking statements contained in this report other than as required by law. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of August 31, 2016 have remained unchanged from November 30, 2015. Disclosure of these critical accounting policies is incorporated by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2015.

Results of Operations – Continuing Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for continuing operations for the three and nine-month period ended August 31, 2016 were $6,431,000 and $17,442,000 compared to $6,514,000 and $20,605,000 during the same respective periods in 2015, a $83,000 or 1.3% decrease for the third fiscal quarter, and a $3,163,000 or 15.4% decrease year-to-date. The decreases in revenue are primarily due to the decreased demand for our agricultural products that we have been experiencing for the last year, but is somewhat offset by increases in revenues in our Scientific segment. Consolidated gross margin for the three and nine-month periods ended August 31, 2016 was 19.3% and 25.0% compared to 19.4% and 26.3% for the same respective periods in fiscal 2015.

Our third quarter sales at Manufacturing were $4,992,000 compared to $4,911,000 during the same period of 2015, an increase of $81,000, or 1.6%. Our year-to-date sales at Manufacturing were $12,757,000 compared to $16,592,000 during the same period of 2015, a decrease of $3,835,000 or 23.1%. The year-to-date revenue decrease is due to decreased demand across all of our agricultural products, including our UHC reels product which is now being produced in Armstrong after the sale of the facility in Ames, Iowa. The gross margin of our agricultural products segment for the three and nine-month periods ended August 31, 2016 was 19.0% and 24.9% compared to 18.0% and 27.2% for the same respective periods in 2015. Our decreased gross margins for the third quarter of each fiscal year is due to a larger portion of the revenues from self-propelled beet equipment, which has lower margins. Our year-to-date decreased gross margin is directly related to our decreased sales volume.

Our three and nine-month sales at Scientific were $910,000 and $3,102,000 compared to $1,103,000 and $2,162,000 for the same periods in fiscal 2015, a decrease of $193,000, or 17.5%, for the three-month period, and an increase of $940,000 or 43.5% for the nine-month period. Our increases in revenue are due to increases in our sales of our agricultural buildings, which we believe to be a result of our increased marketing in this area. Gross margin for the quarter and year-to date ended Augusts 31, 2016 was 20.0% and 26.0% compared to 24.8% and 20.5% for the same period in 2015. The swings in gross margin are largely attributable to the changes in the timing of our revenues, which affects our variable gross margin available to cover fixed costs.

Metals had sales of $530,000 during the three months ended August 31, 2016, compared to $500,000 for the same period in 2015, a 6.0% increase. Metals had sales of $1,583,000 during the nine months ended August 31, 2016 compared to $1,851,000 for the same period in fiscal 2015, a $268,000 decrease, or 14.5%. The decrease on a year-to-date basis are largely due to a general decline in the energy industry, but is somewhat offset by increases in our sales to other industries, and we will continue our marketing to further this goal. Gross margin was 21.1% and 23.1% for the three- and nine-month periods ending August 31, 2016, compared to 20.6% and 25.1% for the same periods of fiscal 2015, respectively. Our lower revenues and reasonably stable fixed costs affect our gross margins at Metals.

Expenses

Our third fiscal quarter consolidated selling expenses were $456,000 compared to $508,000 for the same period in 2015. Our year-to-date consolidated selling expenses were $1,353,000 in 2016 compared to $1,605,000 for the same period in 2015.The decreases in selling expenses are largely due to decreased commission and salary expense compared to the prior year periods. Selling expenses as a percentage of sales were 7.1% and 7.8% for the three and nine-month periods ended August 31, 2016, compared to 7.8% and 7.8% for the same periods in 2015.

Consolidated engineering expenses were $124,000 and $315,000 for the three and nine-month periods ended August 31, 2016, compared to $128,000 and $331,000 from the same periods in 2015. Engineering expenses as a percentage of sales were 1.9% and 1.8% for the three and nine-month period ended August 31, 2016, compared to 2.0% and 1.6% for the same periods in 2015.

Consolidated administrative expenses for the three and nine-month periods ended August 31, 2016 were $879,000 and $2,618,000 compared to $906,000 and $2,951,000 for the same periods in 2015. Administrative expenses as a percentage of sales were 13.7% and 15.0% for the three and nine-month periods ended August 31, 2016, compared to 13.9% and 14.3% for the same period in 2015.

Income from Continuing Operations

Consolidated net (loss) from continuing operations was $(150,000) for the three-month period ended August 31, 2016, compared to $(716,000) for the same period in 2015. Consolidated net income (loss) for the nine-month period ended August 31, 2016 was $1,000 compared to $(262,000) for the same period in 2015. The decreased loss from continuing operations in the three- and nine-month periods was largely due to the impairment of goodwill of $618,000 in the third quarter of fiscal 2015, offset by the overall decreased revenues for the nine-month period.

Order Backlog

The consolidated order backlog net of discounts for continuing operations as of September 29, 2016 was $1,510,000 compared to $2,527,000 as of September 29, 2015. The agricultural products segment order backlog was $773,000 as of September 29, 2016 compared to $1,545,000 in fiscal 2015. We continue to see decreased order volume as a result of the overall downturn in the agricultural economy. The backlog for the modular buildings segment was $637,000 as of September 29, 2016, compared to $890,000 in fiscal 2015. The backlog for the tools segment was $99,000 as of September 29, 2016, compared to $92,000 in fiscal 2015. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Results of Operations – Discontinued Operations

During our third quarter of fiscal 2016, we made the decision to exit the pressure vessels industry and are currently working to liquidate the assets. Our third fiscal quarter and year-to-date sales at Vessels were $358,000 and $1,481,000 compared to $372,000 and $1,374,000 for the same respective periods in 2015. While we do have increased sales over fiscal 2015 year to date, we do not expect any significant sales in the coming quarters. Gross margin for the quarter and year-to-date ended August 31, 2016 was (27.1%) and (0.5%) compared to 0.8% and 7.9% in 2015. Gross margin in fiscal 2016 as a whole has been affected negatively by decreased efficiencies. The efficiencies were negatively affected by large projects, training of new production staff during the beginning of the year, and more recently by loss of production staff after our announcement to discontinue operations. Our third fiscal quarter and year-to-date operating expenses at Vessels were $104,000 and $363,000 compared to $108,000 and $280,000 for the same respective periods in 2015.

Liquidity and Capital Resources

Our primary sources of funds for the nine months ended August 31, 2016 were decreases in our inventory balances and the sale of our Ames facility; our primary uses of cash were costs of operation and payments on our line of credit and payments on term debt. We expect our primary capital needs for the remainder of the fiscal year to relate to costs of operation, including production.

We have a $5,000,000 revolving line of credit with U.S. Bank, which, as of August 31, 2016, had an outstanding principal balance of $3,434,114. The line of credit is scheduled to mature on May 1, 2017, and is renewable annually. In addition, two of our five outstanding term loans with U.S. Bank are scheduled to mature in May of 2017, with a final payment of principal and accrued interest in the amount of $283,500 due May 10, 2017 and a final payment of principal and accrued interest in the amount of $890,000 due May 25, 2017. For additional information about our financing activities, please refer to Note 9 to the audited consolidated financial statements and to the discussion entitled “Liquidity and Capital Resources,” each contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2015, as well as Note 8 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

We believe that our cash flows from operations and current financing arrangements will provide sufficient cash to finance operations and pay debt when due during the next twelve months. We expect to continue to rely on cash from financing activities to supplement our cash flows from operations in order to meet our liquidity and capital expenditure needs in the near future. We expect to continue to be able to procure financing upon reasonable terms; however, there is no assurance we will be able to do so.

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

ART’S-WAY MANUFACTURING CO., INC.

Date: October 6, 2016	By:	/s/ Carrie L. Gunnerson
Carrie L. Gunnerson
President and Chief Executive Officer

Date: October 6, 2016	By:	/s/ Amber J. Murra
Amber J. Murra
Chief Financial Officer

Art’s-Way Manufacturing Co., Inc.

Exhibit Index

Form 10-Q for the Quarterly Period Ended August 31, 2016

Exhibit No.	Description
10.1

Second Loan Modification Agreement dated July 12, 2016 – incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended May 31, 2016, filed with the Securities Exchange Commission on July 15, 2016.

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