Form 10-K
period 2016-11-30
ARTS WAY MANUFACTURING CO INC
filed 2017-02-02
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 000-5131

ART’S-WAY MANUFACTURING CO., INC.
(Exact name of registrant as specified in its charter)

Delaware	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 288
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

Large accelerated filer  ☐          Accelerated filer  ☐

Non-accelerated filer  ☐             Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price on May 31, 2016 as reported on the NASDAQ Stock Market LLC ($3.05 per share), was approximately $7,019,055.

As of January 30, 2017, there were 4,109,052 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders to be filed within 120 days of November 30, 2016, are incorporated by reference into Part III of this Form 10-K.

Art’s-Way Manufacturing Co., Inc.

FORWARD LOOKING STATEMENTS

Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Forward-looking statements in this report generally relate to: our plan to sell and liquidate the assets of our discontinued Pressurized Vessels segment; our expectations regarding our warranty costs and order backlog; our beliefs regarding the sufficiency of working capital and cash flows, and our continued ability to renew or obtain financing on reasonable terms when necessary; the impact of recently issued accounting pronouncements; our intentions and beliefs relating to our costs and business strategies; our expected operating and financial results; our expectations concerning our primary capital and cash flow needs; our beliefs regarding competitive factors and our competitive strengths; expectations regarding capabilities and demand; our predictions regarding the impact of seasonality; our beliefs regarding the impact of the farming industry on our business; our beliefs regarding internal controls; and our intentions for paying dividends. Many of these forward-looking statements are located in this report under “Item 1. BUSINESS” and “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” but they may appear in other sections as well.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: the impact of tightening credit markets on our ability to continue to obtain financing on reasonable terms; our ability to continue to meet debt obligations and comply with financial covenants; obstacles related to integration of acquired product lines and businesses; the effect of general economic conditions, including consumer and governmental spending, on the demand for our products and the cost of our supplies and materials; fluctuations in seasonal demand and our production cycle; the ability of our suppliers to meet our demands for raw materials and component parts; our OEM customers’ decisions regarding supply chain structure, inventory levels, and overall business conditions; fluctuations in the price of raw materials, especially steel; our ability to predict and meet the demands of each market in which our segments operate; our ability to predict and respond to any seasonal fluctuations in demand; our ability to maintain intellectual property rights; the existence and outcome of product liability claims and other ordinary course litigation; changes in environmental, health and safety regulations and employment laws; our ability to retain our executive officers; the cost of complying with laws, regulations, and standards relating to corporate governance and public disclosure, and the demand such compliance places on management’s time; loan covenant restrictions on our ability to pay dividends; our ability to liquidate the assets of our discontinued Pressurized Vessels segment; and other factors described in this report and from time to time in our other reports to the SEC. We do not intend to update the forward-looking statements contained in this report other than as required by law. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1. BUSINESS.

General

Art’s-Way Manufacturing Co., Inc., a Delaware corporation (“we,” “us,” “our,” and the “Company”), began operations as a farm equipment manufacturer in 1956. Since that time, we have become a worldwide manufacturer of agricultural equipment, specialized modular science buildings and steel cutting tools. Our principal manufacturing plant is located in Armstrong, Iowa.

We have organized our business into three operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies. Our Agricultural Products segment manufactures and distributes farm equipment under our own and private labels and includes the operations of our wholly-owned subsidiaries, Art’s-Way Manufacturing International LTD, a Canadian company (“International”) and Universal Harvester by Art’s-Way, Inc., an Iowa corporation (“UHC by Art’s-Way” or “UHC”), which was merged into the Company effective November 30, 2015. Our Modular Buildings segment manufactures modular buildings for various uses, commonly animal containment and research laboratories, through our wholly-owned subsidiary, Art’s-Way Scientific, Inc., an Iowa corporation; and our Tools segment manufactures standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools through our wholly-owned subsidiary, Ohio Metal Working Products/Art’s Way, Inc., an Ohio corporation (“Ohio Metal”). During the third quarter of fiscal 2016, we discontinued operations of a fourth segment, Pressurized Vessels, which manufactured pressure vessels through our wholly-owned subsidiary, Art’s-Way Vessels, Inc., an Iowa corporation, which was merged in the Company effective October 31, 2016. For detailed financial information relating to discontinued operations and segment reporting, see Note 2 and Note 17, respectively, to our financial statements in Item 8 of this report.

Business of Our Segments

Agricultural Products

Our Agricultural Products segment, which accounted for 73.1% of our net revenue in the 2016 fiscal year and 78.8% of our net revenue in the 2015 fiscal year, is located primarily in our Armstrong, Iowa facility. The segment manufactures a variety of specialized farm machinery under our own label, including: portable and stationary animal feed processing equipment and related attachments used to mill and mix feed grains into custom animal feed rations; a line of hay and forage equipment consisting of forage boxes, blowers, running gear, and dump boxes; a line of portable grain augers; a line of manure spreaders; sugar beet harvesting equipment; a line of land maintenance equipment; moldboard plows; reels for combines and swathers; and industrial grade snow blowers under Agro Trend by Art’s-Way Manufacturing International LTD. We sell our labeled products through independent farm equipment dealers throughout the United States and Canada. In addition, we manufacture and supply silage blowers and reels under original equipment manufacturer (“OEM”) agreements. Sales to our OEM customers accounted for 5% of our consolidated sales for the fiscal year ended November 30, 2016 and 5% of our consolidated sales for the fiscal year ended 2015. We also provide after-market service parts that are available to keep our branded and OEM produced equipment operating to the satisfaction of the end user of our products.

Modular Buildings

Our Modular Buildings segment, which accounted for 17.0% of our net revenue in the 2016 fiscal year and 12.1% of our net revenue in the 2015 fiscal year, is located in Monona, Iowa. This segment produces and sells modular buildings, which are custom-designed to meet the specific research needs of our customers. The buildings we commonly produce range from basic swine buildings to complex containment research laboratories. We plan to continue our focus on providing research facilities for academic research institutions, government research and diagnostic centers, public health institutions and private research and pharmaceutical companies, as those are our primary market sectors. We provide services from start to finish by designing, manufacturing, delivering, installing, or renting the building units.

Tools

Our Tools segment, which is located in Canton, Ohio, accounted for 9.9% of our net revenue in the 2016 fiscal year and 9.0% of our net revenue in the 2015 fiscal year. This segment produces and sells standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools. The tools are used by manufacturers in various industries to cut and shape various parts, pipes, and fittings. The marketing of the tools is primarily through independent distributors supplying manufacturers with industrial tools and supplies. We plan to continue our focus on providing cutting tools to industries such as automotive, aerospace, oil and gas piping, and appliances.

Pressurized Vessels – Discontinued Segment

Our Pressurized Vessels segment was discontinued during the third fiscal quarter of 2016 and was located in Dubuque, Iowa. The operations of the Pressure Vessels segment are reported in the accompanying financial statements as discontinued operations in accordance with GAAP. The Pressurized Vessels segment produced and sold pressurized vessels, both American Society of Mechanical Engineers (“ASME”) code and non-code. It provided a combination of services as a manufacturer and supplier of steel vessels and steel containment systems. We built in carbon steel and stainless steel, ranging from atmospheric (0 PSI) storage vessels up to any PSI pressure rating required. We provided vessels ranging in size from 4 inches to 168 inches in diameter and in various lengths as our customers required. The vessels were primarily sold to manufacturing facilities that used the vessel as a component part of their end product. We primarily served the following industries: water treatment; air receivers; refineries; co-generation; chemical; petrochemical; storage tanks; agriculture; marine; refrigeration; hydro pneumatic; heavy equipment; pharmaceuticals and mining. In addition to our role as a fabricator of vessels, we provided services including: custom CAD drawing; welding; interior linings and exterior finishing; passivation of stainless steel; hydrostatic and pneumatic testing; design, build and finishing of skids; installation of piping; non-destructive examination and heat treating. For detailed financial information relating to discontinued operations, see Note 2 to our financial statements in Item 8 of this report.

Our Principal Products

Agricultural Products

From its beginnings as a producer of portable grinder mixers, our Agricultural Products segment has grown through developing several new products and with our acquisitions. In 2012, we acquired UHC in Ames, Iowa and began selling reels for combines and swathers as UHC by Art’s-Way, which was merged into the Company effective November 30, 2015. In 2013, we acquired Agro Trend in Clifford, Ontario, through which we now sell industrial snow blowers and agricultural trailers as Art’s-Way Manufacturing International LTD. Today, our Agricultural Products segment manufactures a wide array of products relating to feed processing, crop production, augers, spreaders, hay and forage, tillage and land management, and sugar beet harvesting equipment. We primarily manufacture products under the Art’s-Way, Miller Pro, Roda, M&W, Badger, and UHC by Art’s-Way brand names. Our Agricultural Products segment also maintains a small volume of OEM work for the industry’s leading manufacturers.

Grinder mixer line. The grinder mixer line represents our original product line. Our founder, Arthur Luscombe, designed the original PTO powered grinder-mixer prior to the Company’s inception. Grinder mixers are used to grind grain and mix in proteins for animal feed. They have several agricultural applications and are commonly used in livestock operations. Our grinder mixers have wide swing radiuses to allow users to reposition the discharge tube from one side of the tank to the other in one step. Our 6105 grinder mixer offers a 105-bushel tank with a 20-inch hammermill. Our 6140 grinder mixer is a medium sized product with a 140-bushel tank, a 20” hammermill, and an 8” discharge auger. Our 6530 is the largest in the industry at 165-bushel tank with a 26-inch hammermill. It features self-contained hydraulics, and 10-inch discharge augers, which yields the fastest unload times in the industry. Our Cattle Maxx rollermill mixer products offer consistent feed grain rations for beef and dairy operations and are available in 105-bushel, 140-bushel, and 165-bushel capacities.

Stationary feed grain processing line. We offer stationary hammermills and rollermills. Harvesting leaves various amounts of extraneous materials that must be removed through processing the seeds. Hammermills are aggressive pre-cleaners that are designed to remove appendages, awns, and other chaff from seeds by vigorously scraping the seed over and through the screen. The screen has holes that are big enough to let the seed pass through undamaged, but are small enough to catch and remove the appendages. Our rollermills roll the feed grain to minimize dust, and they fracture the outside hull to release the digestive juices more rapidly. Rolling feed provides more palatable and digestible feed for use in animal feeding operations.

Land management line. Land planes are used to ensure even distribution of rainfall or irrigation by eliminating water pockets, furrows, and implement scars in fields. Our land planes have a patented Art’s-Way floating hitch design. We offer pull-type graders to help our customers perform many tasks such as maintaining terraces and waterways, leveling ground, cleaning ditches, and removing snow. The pull-type graders follow close to the back of a tractor for leveling uneven areas or for turning in smaller spaces.

Moldboard plow line. The Art’s-Way moldboard plows offer conservation tillage choices to match each customer’s preference. Our moldboard plows are designed to slice and invert the soil to leave a rough surface exposed, and they are primarily used on clean-tilled cropland with high amounts of crop residue.

Sugar beet harvesting line. Our sugar beet defoliators and harvesters are innovative products in the industry due to our focus on continuous improvement, both in reaction to customer requests and in anticipation of our customers’ needs. Our machines can harvest six, eight, or twelve rows at one time. Along with being the first manufacturer to introduce a larger, 12-row harvester, we also sell a self-propelled unit produced by another manufacturer. Our sugar beet defoliators cut and remove the leaves of the sugar beets without damaging them, and the leaf particles are then incorporated back into the soil.

Hay and forage line. We offer highly productive hay and forage tools for the full range of producers. This product line includes high capacity forage boxes for transporting hay from the field with optional running gear to provide superior stability and tracking. High velocity, high volume forage blowers are able to fill the tallest silos with lower power requirements. Cam action rotary rakes will gently lift the crop, carry it to the windrow and release it, saving more leaves and forming a faster drying, fluffier windrow.

Augers line. Our portable grain auger models are available painted white or hot dipped galvanized. Rolling hopper augers are constructed from 12 gauge tube and ¼” flighting. These augers feature an internal drive with externally mounted gear boxes for proper venting and easier maintenance. Driveline augers are also available with either power take-off unit (“PTO”) or electric drive. These heavy-duty augers have a reversible gear box which permits PTO operation from either side.

Manure spreaders line. Roda manure spreaders are a well-known name with a rich tradition in the West North Central region of the United States with the origin of the spreaders dating back to the 1950s. We offer vertical and horizontal beaters and rear discharge manure spreaders in both truck-mount and pull-type configurations. Our products are ideal for spreading livestock manure, compost, and lime. We offer a scale system and a scale system with GPS for proper nutrient placement. These spreaders boast a heavy-duty and rugged design with one of the best spread patterns in the industry, allowing for efficient and consistent nutrient and land management.

Reels line. In May of 2012 we purchased the assets of UHC and began selling reels for combines and swathers as UHC by Art’s-Way. These reels have a unique flip over action for self-cleaning in adverse conditions. They are manufactured with extruded aluminum creating a light weight yet strong reel.

Snow blowers line. In June of 2013 we purchased certain assets of Agro Trend, a division of Rojac Industries, Inc. of Clifford, Ontario, Canada and began selling snow blowers, agricultural trailers, and dump boxes as Art’s-Way Manufacturing International LTD. We offer snow blowers in 28 models ranging from 54” wide to 120” wide. The styles also range from compact to heavy duty. Trailers range in sizes from 1.5 ton to 8 ton, and we offer two versions of dump boxes.

Modular Buildings

We supply laboratories for bio-containment, animal science, public health, and security requirements. We also supply facilities for animal housing. We custom design, manufacture, deliver, and install these facilities to meet customers’ critical requirements. In addition to selling these facilities, we also offer a lease option to customers in need of temporary facilities.

Tools

We supply standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools. Our customers use the tools for various steel cutting applications.

Product Distribution and Markets

We distribute goods for our Agricultural Products segment primarily through a network of approximately 1,500 U.S. and Canadian independent dealers, as well as overseas dealers in the U.K. and Australia, whose customers require specialized agricultural machinery. We have sales representation in 48 states and seven Canadian provinces; however, many dealers sell only service parts for our products. Our dealers sell our products to various agricultural and commercial customers. We also maintain a local sales force in our Armstrong, Iowa facility to provide oversight services for our distribution network, communicate with end users, and recruit and train dealers on the uses of our products. Our local service parts staff is available to help customers and dealers with their service parts needs. Our Modular Buildings segment typically sells products customized to the end-users’ requirements directly to the end-users. Our Tools segment distributes products through manufacturers’ representatives, direct sales, and OEM sales channels.

We currently export products to four foreign countries. We have been shipping grinder mixers abroad since 2006 and have exported portable rollermills and sugar beet harvesters as well. We continue to strengthen these relationships and intend to develop new international markets, too. Our international sales accounted for 10.2% of consolidated sales during the 2016 fiscal year.

Backlog. Our backlogs of orders vary on a daily basis. As of January 30, 2017, our Tools segment had approximately $135,000 of backlog, our Modular Buildings segment had approximately $716,000 of backlog, and our Agricultural Products segment had a net backlog of approximately $5,263,000. We expect that our order backlogs will continue to fluctuate as orders are received, filled, or cancelled, and due to dealer discount arrangements we may enter into from time to time, these figures are not necessarily indicative of future revenue.

Recent Product Developments

During 2016, development in our Agricultural Products segment consisted of several products. We introduced a skid steer mounted snow blower to enhance our current line of snow blower offerings. We debuted a 9016 BT High Dump Wagon which is an adaptation of our previous Hi-Dump Wagon but was specifically designed to work in the sugar beet market. We also developed a 4226 HB Hammer Blower, which is a new product created by using our current production hammer mill design mounted on a new frame and coupled to a new forage blower style fan.

    Our Pressurized Vessels, Tools, and Modular Buildings segments completed projects based on customer specifications and did not engage in specific product development during 2016.

Competition

In addition to the competitive strengths of each of our segments described below, we believe our diversified revenue base helps to provide protection against competitive factors in any one industry. Our Modular Buildings and Tools segments provide us with diversified revenues rather than solely relying on the agricultural machinery sector. We are also diversified on the basis of our sales presence and customer base.

Agricultural Products

Our Agricultural Products segment competes in a highly competitive agricultural equipment industry. We compete with larger manufacturers and suppliers that have broader product offerings and significant resources at their disposal; however, we believe that our competitive strengths allow us to compete effectively in our market.

Management believes that grain and livestock producers, as well as those who provide services to grain and livestock operations, are the primary purchasers of agricultural equipment. Many factors influence a buyer’s choice for agricultural equipment. Any one or all factors may be determinative, but they include brand loyalty, the relationship with dealers, product quality and performance, product innovation, product availability, parts and warranty programs, price, and customer service.

While our larger competitors may have resources greater than ours, we believe we compete effectively in the farm equipment industry by serving smaller markets in specific product areas rather than directly competing with larger competitors across an extensive range of products. Our Agricultural Products segment caters to niche markets in the agricultural industry. We do not have a direct competitor that has the same product offerings that we do. Instead, each of our product lines competes with similar products of many other manufacturers. Some of our product lines face greater competition than others, but we believe that our products are competitively priced with greater diversity than most competitor product lines. Other companies produce feed processing equipment, sugar beet harvesting and defoliating equipment, grinders, and other products similar to ours; therefore, we focus on providing the best product available at a reasonable price. Overall, we believe our products are competitively priced with above average quality and performance, in a market where price, product performance, and quality are principal elements.

In addition, in order to capitalize on brand recognition for our Agricultural Products segment, we have numerous product lines produced under our labels and private labels, and we have made strategic acquisitions to strengthen our dealer base. We also provide aftermarket service parts which are available to keep our branded and OEM-produced equipment operating to the satisfaction of the customer. We sell products to customers in the United States and four foreign countries through a network of approximately 1,500 independent dealers in the United States and Canada, as well as overseas dealers in the United Kingdom and Australia.

We believe that our competitive pricing, product quality and performance, network of worldwide and domestic distributors, and strong market share for many of our products allow us to compete effectively in the agricultural products market.

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

We believe the competitive strength of our Modular Buildings segment is our ability to design and produce high-tech modular buildings more quickly than conventional design/build firms. Conventional design/build construction may take two to five years, while our modular laboratories can be delivered in as little as six months. As one of the few companies in the industry to supply turnkey modular buildings and laboratories, we believe we provide high-quality buildings at reasonable prices that meet our customers’ time, flexibility, and security expectations.

Tools

We expect competition in our Tools segment from off shore products which have gained market share over the last twenty years. Our greatest threat continues to be emerging technologies that replace the need for brazed tools. These competitive threats are countered by our ability to offer the widest range of standard carbide tipped brazed tool inventories to be found in North America. These inventories are strategically located in four warehouses across the U.S., enabling our customers to receive product quickly with minimal shipping costs. Our ability to produce special, engineered, value added products in volume with short lead times sets us apart from our competitors. This is most evident in certain segments of the pipe processing industry, where we have been able to establish and maintain market share despite efforts from companies significantly larger than ourselves.

Raw Materials, Principal Suppliers, and Customers

Raw materials for our various segments are acquired from domestic and foreign sources and normally are readily available. Currently, we purchase the lifter wheels used to manufacture our sugar beet harvesters from a supplier located in China. We also purchase gearboxes and manure spreader beaters from a supplier in Italy. However, these suppliers are not principal suppliers and there are alternative sources for these materials.

We have an original equipment manufacturer (“OEM”) supplier agreement with Case New Holland (“CNH”) for our Agricultural Products segment. Under the OEM agreement, we have agreed to supply CNH’s requirements for certain feed processing and service parts, primarily blowers, under CNH’s label. The agreement has no minimum requirements and can be cancelled upon certain conditions. The initial term of the agreement with CNH ran through September 2006, but the agreement continues in force until terminated or cancelled by either party. Neither party has terminated or cancelled the agreement as of November 30, 2016. We also sell reels to Honey Bee and Agco under an OEM agreement. For the year ended November 30, 2016, sales to OEM customers were approximately 5% of consolidated sales.

We do not rely on sales to one customer or a small group of customers. During the year ended November 30, 2016, no one customer accounted for more than 8% of consolidated revenues.

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

We pay royalties for our use of certain manufacturing rights. Under our OEM and royalty agreement with CNH, CNH sold us the license to manufacture, sell, and distribute certain plow products designed by CNH and their replacement and component parts. We pay semi-annual royalty payments based on the invoiced price of each licensed product and service part we sell. Under agreements with Roda and M&W, we acquired an ongoing license to manufacture, sell, and distribute Roda-branded manure spreaders and M&W-branded balers in exchange for royalty payments for certain time periods which expired in January 2015 and May 2015, respectively. Having fulfilled our royalty obligations under the Roda and M&W agreements, we no longer are required to make payments, but retain the rights to manufacture, sell, and distribute these products. During the third fiscal quarter of 2016 we entered into a licensing and royalty agreement with Martin Harvesting, LLC to produce a commercial forage box in exchange for royalty payments until August 2026. Our rights to manufacture and sell the product do not expire. We will pay a royalty amount based on the sales price of each licensed product we sell. We are currently working to integrate the design into our manufacturing facility, and expect to being selling these forage boxes in fiscal 2017.

Research and Development Activities

Our Agricultural Products segment is continually engaged in research and development activities to improve and enhance our existing products. We perform research and development activities internally, and the cost of our research and development activities is not borne by our customers. Our research and development expenses are cyclical; they may be high in one year, but would tend to be lower the next, with an increase in production expenses as our new ideas are manufactured. Research and development expenses during our 2016 fiscal year accounted for $140,000 of our total consolidated engineering expenses, compared to $162,000 during our 2015 fiscal year.

Our Tools segment produces standard cutting tools and inserts and special tools per customer specifications. Our Modular Buildings segment designs modular buildings in accordance with customer specifications.

Government Relationships and Regulations; Environmental Compliance

Our Modular Buildings segment must design, manufacture, and install its modular buildings in accordance with state building codes, and the Company has been able to achieve the code standards in all instances. In addition, we are subject to various federal, state, and local laws and regulations pertaining to environmental protection and the discharge of materials into the environment. We do not expect that the cost of complying with these regulations will have a material impact on our consolidated results of operations, financial position, or cash flows.

Employees

As of November 30, 2016, we employed approximately ninety-three employees in our Agricultural Products segment, one of whom was employed on a part-time basis. As of the same date, we had seventeen full-time employees in our Tools segment, nearly all of whom are represented by a union and covered by a collective bargaining agreement. In addition, our Modular Buildings segment employed approximately sixteen employees, two of whom worked on a part-time basis. These numbers do not necessarily represent peak employment during fiscal 2016.

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

We purchased an office, production, and warehousing facility for our Agricultural Products segment located in West Union, Iowa on approximately 29 acres in fiscal 2010. The property is in good condition and contains approximately 190,000 square feet of usable space. A substantial portion of the facility has been leased to third parties and we are currently using the remainder of the space for inventory storage.

In connection with the acquisition of certain assets of UHC in May 2012, we also purchased the land and building used for manufacturing of the products sold by UHC, located in Ames, Iowa. We sold this facility, which contained approximately 41,640 square feet of usable space and land of approximately 10 acres, on February 10, 2016 for $1,192,000. After closing expenses, we recognized a gain on the sale of $36,000.

In connection with the acquisition of certain assets of Agro Trend in June of 2013, we assumed the lease on an 8,500 square foot facility in Clifford, Ontario, Canada. The lease on this facility was for a term of two years and expired on May 23, 2015. We entered into a two year lease agreement on April 22, 2015 for a 14,000 square foot facility in Listowel, Ontario, Canada in order to continue the manufacturing, marketing and sales of Agro Trend products from Canada. This facility is used in connection with our Agricultural Products segment.

We completed construction on a facility for our recently closed Pressurized Vessels segment in Dubuque, Iowa as of February 2008. The facility is 34,450 square feet, steel-framed, with a crane that runs the length of the building. A paint booth and a blast booth were installed in the first quarter of 2009. This property is currently held for sale.

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

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. Market for REGISTRANT’S Common Equity, Related Stockholder Matters AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the NASDAQ Stock Market LLC under the symbol “ARTW.” The ranges of high and low sales prices for each quarter, as reported by NASDAQ, are shown below.

	Common Stock High and Low Sales Prices Per Share by Quarter
	Fiscal Year Ended November 30, 2016		Fiscal Year Ended November 30, 2015
	High	Low	High	Low
First Quarter	$3.30	$2.46	$5.49	$4.51
Second Quarter	$3.25	$2.70	$5.98	$4.27
Third Quarter	$3.16	$2.50	$5.94	$4.20
Fourth Quarter	$3.25	$2.80	$4.39	$2.90

Stockholders

We have two classes of stock, undesignated preferred stock and $0.01 par value common stock. No shares of preferred stock have been issued or are outstanding. As of January 30, 2017, we had 89 common stock stockholders of record, which number does not include stockholders who hold our common stock in street name.

Dividends

We did not pay a dividend during the 2016 fiscal year. On January 26, 2015 we announced a dividend of $0.05 per share paid on February 27, 2015 to shareholders of record on February 12, 2015. We expect that the payment of and the amount of any future dividends will depend on our financial condition at that time. Our loans with U.S. Bank require us to obtain consent from U.S. Bank prior to declaring a dividend payment.

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

Financial Position

We believe that our consolidated balance sheet indicates a stable financial position. During fiscal year 2016, we decreased our total liabilities by $3,045,000—a 23.8% decrease. We expect our access to capital will continue to provide future cash for equipment investments, acquisitions, or debt pay down. During fiscal 2016, our working capital decreased nearly $2,000,000, primarily as a result of inventory reductions. We have approximately $1,559,000 available on our line of credit as of November 30, 2016.

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

In certain circumstances, upon the customer’s written request, we may recognize revenue when production is complete and the good is ready for shipment. At the buyer’s request, we will bill the buyer upon completing all performance obligations, but before shipment. The buyer dictates that we ship the goods per their direction from our manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that we will segregate the goods from our inventory, such that they are not available to fill other orders. This agreement also specifies that the buyer is required to purchase all goods manufactured under this agreement. Title of the goods will pass to the buyer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the buyer, and the buyer agrees to maintain insurance on the manufactured items that have not yet been shipped. We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both buyer and seller. The credit terms on this agreement are consistent with the credit terms on all other sales. All risks of loss are shouldered by the buyer, and there are no exceptions to the buyer’s commitment to accept and pay for these manufactured goods. Revenues recognized at the completion of production in 2016 and 2015 were approximately $424,000 and $634,000, respectively.

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

Results of Operations – Continuing Operations

Fiscal Year Ended November 30, 2016 Compared to Fiscal Year Ended November 30, 2015

Our consolidated net sales for continuing operations totaled $21,558,000 for the fiscal year ended November 30, 2016, which represents a 18.1% decrease from our consolidated net sales of $26,326,000 in 2015. The decrease in revenue is primarily due to decreased sales of our Agricultural Products segment. We are experiencing decreased demand of nearly all our agricultural products. Our consolidated gross profit decreased as a percentage of net sales to 24.7% in 2016 from 26.3% of net sales in 2015. Measures taken during the year to control our costs helped preserve gross profit but did not completely offset the impact of declining revenues as compared to relatively stable fixed costs. Our consolidated operating expenses decreased by 17.7%, from $6,989,000 in 2015 to $5,751,000 in 2016. In addition to our work to reduce expenses, we also had a $618,729 non-cash expense recognized in August 2015 for the impairment of goodwill associated with the 2012 acquisition of Universal Harvester. Because the majority of our corporate general and administrative expenses are borne by our Agricultural Products segment, that segment represented $4,191,000 of our total consolidated operating expenses, while our Modular Buildings segment represented $890,000, and our Tools segment represented $670,000 of the total.

Our consolidated operating loss from continuing operations for the 2016 fiscal year was $(431,000) compared to an operating loss of $(77,000) for the 2015 fiscal year. Our Modular Buildings segment provided operating income of $88,000. Our Agricultural Products had an operating loss of $(378,000), and our Tools segment had an operating loss of $(141,000).

Consolidated net loss for the 2016 fiscal year was $(426,000) for continuing operations, compared to net loss of $(310,000) in the 2015 fiscal year for continuing operations, an increase of $116,000. This increased loss is primarily a result of soft demand that resulted in lower net sales in every segment, but was also affected by our analysis of the realizability of our Canadian net operating loss tax benefits. Loss from operations at our discontinued Pressurized Vessels segment was $(598,000) in the 2016 fiscal year compared to $(327,000) in the 2015 fiscal year.

Our effective tax rate for continuing operations for the years ending November 30, 2016 and 2015 was 18.5% and 39.3%, respectively.

Agricultural Products. Our Agricultural Products segment’s sales revenue for the fiscal year ended November 30, 2016 was $15,756,000, compared to $20,756,000 during the same period of 2015, a decrease of $5,000,000, or 24.1%. We experienced decreased sales in nearly every product manufactured in our Agricultural Products segment. Gross profit for the fiscal year ended November 30, 2016 was 24.2% compared to 25.6% for the fiscal year ended November 30, 2015. We were able to maintain relatively stable gross margins on decreased sales volume with various cost-cutting measures, as well as utilizing our inventory more efficiently. The decrease in sales in our Agricultural Products segment is not unlike all other companies that serve this market, both large and small. We do not believe that the sales decreases in fiscal 2016 represent a loss of market share, but rather lower demand in the overall market place for agricultural equipment. We anticipate the decreased market demand to continue through fiscal 2017.

   Our Agricultural Products segment’s operating expenses for the fiscal year ended November 30, 2016 were $4,191,000, compared to $5,394,000 for the same period in 2015, a decrease of $1,203,000 or 22.3%. As previously discussed, these operating expenses include a one-time non-cash expense for the impairment of goodwill at UHC of $618,729 in fiscal 2015. This segment’s operating expenses for the fiscal year ended November 30, 2016 were 26.6% of sales, compared to 26.0% of sales for the same period in 2015. Total loss from operations for our Agricultural Products segment during the fiscal year ended November 30, 2016 was $(378,000), compared to an operating loss of $(84,000) for the same period in 2015, an increase in loss of $(294,000).

Modular Buildings. Our Modular Buildings segment’s net sales for the fiscal year ended November 30, 2016 were $3,674,000 compared to $3,191,000 for the same period in 2015, an increase of $483,000, or 15.1%. Gross profit for the fiscal year ended November 30, 2016 was $978,000 compared to $970,000 during the same period of 2015. Operating expenses for the fiscal year ended November 30, 2016 were $890,000 compared to $820,000 for the same period in 2015. Total income from operations from our Modular Buildings segment was $88,000 compared to $150,000 in fiscal 2015, a decrease of $62,000.

Tools. Our Tools segment’s net sales for the fiscal year ended November 30, 2016 were $2,128,000 compared to $2,379,000 for the same period in 2015, a decrease of $251,000 or 10.6%, which we believe was primarily due to a decrease in market demand, most notably in the energy industry. Gross profit for the fiscal year ended November 30, 2016 was 24.9% compared to 26.6% for the same period in 2015. Operating expenses were $670,000 for the fiscal year ended November 30, 2016 compared to $775,000 for the same period in 2015, a decrease of $105,000 or 13.5%. This decrease is largely due to administrative staffing reductions and the replacement of our self-funded health insurance plan.

Results of Operations – Discontinued Operations

During our third quarter of fiscal 2016, we made the decision to exit the pressure vessels industry and are currently working to liquidate the assets. Our Pressurized Vessels segment’s net sales for the fiscal year ended November 30, 2016 were $1,598,000, compared to $1,610,000 for the same period in 2015, a decrease of $12,000, or 0.7%. This decrease is largely due to our ceasing operations during the fourth quarter of 2016. Fiscal year 2016 gross margin was (12.5)% compared to 4.5% as of November 30, 2015. Operating expenses at Vessels were nearly flat year over year at $400,000 in 2016 and $399,000 in 2015.

Trends and Uncertainties

We are subject to a number of trends and uncertainties that may affect our short-term or long-term liquidity, sales revenues, and operations. Similar to other farm equipment manufacturers, we are affected by items unique to the farm industry, including fluctuations in farm income resulting from the change in commodity prices, crop damage caused by weather and insects, government farm programs, interest rate fluctuations, and other unpredictable variables. Other uncertainties include our OEM customers and the decisions they make regarding their current supply chain structure, inventory levels, and overall business conditions. Management believes that our business is dependent on the farming industry for the bulk of our sales revenues. As such, our business tends to reap the benefits of increases in farm net income, as farmers tend to purchase equipment in lucrative times and forgo purchases in less profitable years. Direct government payments are declining and costs of agricultural production are increasing; therefore, we anticipate that further increases in the value of production will benefit our business, while any future decreases in the value of production will decrease farm net income and may harm our financial results.

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

We believe that our tool sales are not seasonal. Our modular building sales are somewhat seasonal, and we believe that this is due to the budgeting and funding cycles of the universities that commonly purchase our modular buildings. We believe that this cycle can be offset by building backlogs of inventory and by increasing sales to other public and private sectors.

Liquidity and Capital Resources

   Our main source of funds during fiscal 2016 was cash generated by operating activities from inventory reductions and the sale of real property in Ames, Iowa. Art’s-Way used $274,000 of cash to update facilities and equipment.

    We have a $5,000,000 revolving line of credit with U.S. Bank, pursuant to which we had borrowed $3,284,114 as of November 30, 2016, with $1,559,208 remaining available, limited by the borrowing base. We have five term loans from U.S. Bank, which had outstanding principal balances of $632,000, $716,000, $808,000, $337,000, and $905,000 as of November 30, 2016.  We also have a loan relating to our production facility in West Union, Iowa, from the Iowa Finance Authority, which had an outstanding balance of $513,000 as of November 30, 2016.

   Our loans require us to comply with various covenants, including maintaining certain financial ratios and obtaining prior written consent from U.S. Bank for any investment in, acquisition of, or guaranty relating to another business or entity. We were in compliance with all covenants in place under US Bank as of November 30, 2016. We were in compliance with all covenants under the IFA Loan Agreement except for the debt service coverage ratio as measured on November 30, 2016. The First National Bank of West Union has issued a waiver forgiving the noncompliance for the year ended November 30, 2016, and no event of default has occurred.

    For additional information about our financing activities, please refer to Note 10 to the audited consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

The following table represents our working capital and current ratio for the past two fiscal years:

	Fiscal Year Ended
	November 30, 2016	November 30, 2015
Current Assets	$17,621,919	$19,962,319
Current Liabilities	7,056,506	7,338,114
Working Capital	$10,565,413	$12,624,205

Current Ratio	2.50	2.72

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

Contractual Obligations Table as of November 30, 2016

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More Than 5 years
Long-Term Debt Obligations	$7,319,652	$5,511,130	$1,920,687	$87,835	$-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	24,128	24,128	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	-	-	-	-	-
Totals	$7,343,780	$5,535,258	$1,920,687	$87,835	$-

Amounts in table include principal and interest.

Off-Balance Sheet Arrangements

None.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Art’s-Way Manufacturing Co., Inc.

Armstrong, Iowa

We have audited the accompanying consolidated balance sheets of Art's-Way Manufacturing Co., Inc. and Subsidiaries as of November 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years then ended. Art's-Way Manufacturing Co., Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Art's-Way Manufacturing Co., Inc. and Subsidiaries as of November 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Minneapolis, Minnesota

February 2, 2017

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Balance Sheets

	November 30, 2016	November 30, 2015
Assets
Current assets:
Cash	$1,063,716	$447,231
Accounts receivable-customers, net of allowance for doubtful accounts of $22,746 and $18,810 in 2016 and 2015, respectively	1,420,051	1,882,528
Inventories, net	13,529,352	15,184,436
Deferred taxes	1,066,740	1,146,242
Cost and profit in excess of billings	108,349	206,672
Income taxes receivable	265,924	345,912
Assets of discontinued operations	9,700	694,556
Other current assets	158,087	54,742
Total current assets	17,621,919	19,962,319
Property, plant, and equipment, net	7,387,187	7,824,263
Assets held for sale, net	70,000	1,245,432
Goodwill	375,000	375,000
Other assets of discontinued operations	1,745,528	1,870,649
Other assets	42,956	53,945
Total assets	$27,242,590	$31,331,608
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$3,284,114	$3,959,656
Current portion of long-term debt	1,807,937	1,195,839
Accounts payable	469,481	495,867
Customer deposits	289,195	162,797
Billings in Excess of Cost and Profit	4,297	86,858
Accrued expenses	1,019,056	1,191,364
Liabilites of discontinued operations	182,426	245,733
Total current liabilities	7,056,506	7,338,114
Long-term liabilities
Deferred taxes	737,519	846,960
Long-term liabilities of discontinued operations	585,168	715,946
Long-term debt, excluding current portion	1,387,118	3,910,722
Total liabilities	9,766,311	12,811,742
Commitments and Contingencies (Notes 9, 10 and 16)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2016 and 2015; issued and outstanding 0 shares in 2016 and 2015.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2016 and 2015; issued and outstanding 4,109,052 in 2016 and 4,061,052 in 2015	41,091	40,611
Additional paid-in capital	2,746,509	2,667,010
Retained earnings	14,990,911	15,812,245
Accumulated other comprehensive loss	(302,232)	-
Total stockholders’ equity	17,476,279	18,519,866
Total liabilities and stockholders’ equity	$27,242,590	$31,331,608

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Operations

	Years Ended
	November 30, 2016	November 30, 2015
Sales	$21,557,649	$26,326,150
Cost of goods sold	16,237,766	19,414,382
Gross profit	5,319,883	6,911,768
Expenses:
Engineering	429,910	433,290
Selling	1,838,971	2,052,495
General and administrative	3,437,591	3,884,066
Impairment of assets	44,858	618,729
Total expenses	5,751,330	6,988,580
(Loss) from operations	(431,447)	(76,812)
Other income (expense):
Interest expense	(248,580)	(302,281)
Other	157,244	(131,407)
Total other income (expense)	(91,336)	(433,688)
Income	(522,783)	(510,500)
Income tax (benefit)	(96,601)	(200,851)
(Loss) from continuing operations	(426,182)	(309,649)
Discontinued Operations
Loss from operations of discontinued segment	(617,425)	(354,562)
Income tax benefit	(222,273)	(106,369)
Loss on discontinued operations	(395,152)	(248,193)
Net (Loss)	(821,334)	(557,842)

(Loss) per share - Basic:
Continuing Operations	$(0.10)	$(0.08)
Discontinued Operations	$(0.10)	$(0.06)
Net Income (Loss) per share	$(0.20)	$(0.14)

(Loss) per share - Diluted:
Continuing Operations	$(0.10)	$(0.08)
Discontinued Operations	$(0.10)	$(0.06)
Net Income (Loss) per share	$(0.20)	$(0.14)

Weighted average outstanding shares used to compute basic net loss per share	4,097,748	4,058,382
Weighted average outstanding shares used to compute diluted net loss per share	4,097,748	4,058,382

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Comprehensive Income

	Years Ended
	November 30, 2016	November 30, 2015
Net (Loss)	$(821,334)	$(557,842)
Other Comprehensive Income (Loss)
Foreign currency translation adjustsments	(302,232)	0.00
Total Other Comprehensive Income (Loss)	(302,232)	0.00
Comprehensive (Loss)	$(1,123,566)	$(557,842)

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Statements of Stockholders' Equity

Years Ended November 30, 2016 and 2015

	Common Stock		Additional		Other
	Number of shares	Par value	paid-in capital	Retained earnings	Comprensive Income (Loss)	Total

Balance, November 30, 2014	4,048,552	$40,486	$2,638,651	$16,572,519	$0.00	$19,251,656
Stock based compensation	12,500	125	28,359	-		28,484
Dividends paid, $0.05 per share	-	-	-	(202,432)		(202,432)
Net (loss)	-	-	-	(557,842)		(557,842)
Balance, November 30, 2015	4,061,052	$40,611	$2,667,010	$15,812,245	$0.00	$18,519,866
Stock based compensation	48,000	480	79,499	-		79,979
Foreign Currency Translation Adjustment					(302,232)	(302,232)
Net (loss)	-	-	-	(821,334)		(821,334)
Balance, November 30, 2016	4,109,052	$41,091	$2,746,509	$14,990,911	$(302,232)	$17,476,279

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Cash Flows

	Twelve Months Ended
	November 30, 2016	November 30, 2015
Cash flows from operations:
Net income (loss) from continuing operations	$(426,182)	$(309,649)
Net (loss) from discontinued operations	(395,152)	(248,193)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Stock based compensation	79,979	28,484
Unrealized foreign currency loss	(72,803)
Impairment of Asset Available for Sale	44,858	-
(Gain)/Loss on disposal of property, plant, and equipment	(17,395)	123,405
Depreciation and amortization expense	671,967	821,990
Impairment of goodwill	-	618,729
Bad debt expense (recovery)	3,935	2,138
Deferred income taxes	(29,939)	(180,919)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	458,542	936,665
Inventories	1,655,084	(572,388)
Income taxes receivable	79,988	(245,495)
Other assets	(92,356)	59,123
Increase (decrease) in:
Accounts payable	(26,386)	(317,391)
Contracts in progress, net	15,762	(198,653)
Customer deposits	126,398	67,385
Accrued expenses	(172,308)	(307,750)
Net cash provided by operating activities - continuing operations	2,299,144	525,674
Net cash provided by (used in) operating activities - discontinued operations	82,632	(240,743)
Net cash provided by operating activities	2,381,776	284,931
Cash flows from investing activities:
Purchases of property, plant, and equipment	(274,089)	(238,923)
Net proceeds from sale of assets	1,173,735	38,906
Net cash provided by (used in) investing activities - continuing operations	899,646	(200,017)
Net cash provided by (used in) investing activities - discontinued operations	16,900	(53,620)
Net cash provided by (used in) investing activities	916,546	(253,637)
Cash flows from financing activities:
Net change in line of credit	(675,542)	1,390,550
Repayment of term debt	(1,911,506)	(1,160,776)
Dividends paid to stockholders	-	(202,432)
Net cash provided by (used in) financing activities - continuing operations	(2,587,048)	27,342
Net cash (used in) financing activities - discontinued operations	(94,789)	(123,121)
Net cash (used in) financing activities	(2,681,837)	(95,779)
Net increase (decrease) in cash	616,485	(64,485)
Cash at beginning of period	447,231	511,716
Cash at end of period	$1,063,716	$447,231

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$274,836	$328,529
Income taxes	4,872	282,614

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

Our Pressurized Vessels segment was primarily engaged in the fabrication and sale of pressurized vessels and tanks through the Company’s wholly-owned subsidiary, Art’s-Way Vessels, Inc. On August 11, 2016, the Company announced its plan to discontinue the operations of its Art’s Way Vessels segment in order to focus its efforts and resources on the business segments that have historically been more successful and that are expected to present greater opportunities for meaningful long-term shareholder returns. The Company intends to dispose of these assets during the 2017 fiscal year.

Our Modular Buildings segment is primarily engaged in the construction of modular laboratories and animal housing facilities through the Company’s wholly-owned subsidiary, Art’s-Way Scientific, Inc. Buildings commonly produced range from basic swine buildings to complex containment research laboratories. This segment also provides services relating to the design, manufacturing, delivering, installation, and renting of the building units that it produces.

Our Tools segment is a domestic manufacturer and distributor of standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools through the Company’s wholly-owned subsidiary, Ohio Metal Working Company/Art’s Way, Inc.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of Art’s-Way Manufacturing Co., Inc. and its wholly-owned subsidiaries for the 2016 fiscal year, which includes, Art’s-Way Vessels, Inc., Art’s-Way Scientific, Inc., Art’s-Way Manufacturing International LTD (“International”), and Ohio Metal Working Products/Art’s-Way, Inc. Art’s-Way Vessels, Inc. operations were discontinued in the third quarter of fiscal 2016, and the corporation was merged with the parent company of Art’s-Way Manufacturing Co., Inc. effective October 31, 2016. All material inter-company accounts and transactions are eliminated in consolidation.

The financial books of International are kept in the functional currency of Canadian dollars and the financial statements are converted to U.S. Dollars for consolidation. When consolidating the financial results of the Company into U.S. Dollars for reporting purposes, the Company uses the All-Current translation method. The All-Current method requires the balance sheet assets and liabilities be translated to U.S. Dollars at the exchange rate as of year end. Owner’s equity is translated at historical exchange rates and retained earnings are translated at an average exchange rate for the period. Additionally, revenue and expenses are translated at average exchange rates for the periods presented. The Company the resulting cumulative translation adjustment is recorded in stockholder’s equity in fiscal 2016. The cumulative translation adjustment for prior periods was immaterial, and was not included in Statements of Comprehensive Income in fiscal 2015. Since the Company believes that it is more likely than not that no income tax benefit will occur if the foreign equity is sold or liquidated, the cumulative translation adjustment has not been tax adjusted.

(c)	Cash Concentration

The Company maintains several different accounts at four different banks, and balances in these accounts are periodically in excess of federally insured limits. However, management believes the risk of loss to be low.

(d)	Customer Concentration

During the years ended November 30, 2016, and November 30, 2015 no one customer accounted for more than 8% and 6% of consolidated revenues for continuing operations, respectively.

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

Trade receivables due from customers are uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Trade receivables are stated at the amount billed to the customer. The Company charges interest on overdue customer account balances at a rate of 1.5% per month. Payments of trade receivables are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

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

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. Art’s-Way performs an annual test for impairment of goodwill during the fourth quarter, unless factors determine an earlier test is necessary. During the third quarter of fiscal 2015, an impairment test of the goodwill associated with the Universal Harvester subsidiary indicated an impairment of goodwill had occurred. Based on the testing, we incurred an impairment of goodwill of $618,729 in fiscal 2015. There had been no other impairment of goodwill as of November 30, 2016.

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

The Company shall classify interest and penalties to be paid on an underpayment of taxes as income tax expense. The Company files income tax returns in the U.S. federal jurisdiction and various states and Canada. The Company is no longer subject to Canadian, U.S. federal or state income tax examinations by tax authorities for years ended before November 30, 2012.

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

In certain circumstances, upon the customer’s written request, we may recognize revenue when production is complete and the good is ready for shipment. At the buyer’s request, we will bill the buyer upon completing all performance obligations, but before shipment. The buyer dictates that we ship the goods per their direction from our manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that we will segregate the goods from our inventory, such that they are not available to fill other orders. This agreement also specifies that the buyer is required to purchase all goods manufactured under this agreement. Title of the goods will pass to the buyer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the buyer, and the buyer agrees to maintain insurance on the manufactured items that have not yet been shipped. The Company has operated using bill and hold agreements with certain customers for many years. The credit terms on this agreement are consistent with the credit terms on all other sales. All risks of loss are shouldered by the buyer, and there are no exceptions to the buyer’s commitment to accept and pay for these manufactured goods. Revenues recognized at the completion of production in 2016 and 2015 were approximately $424,000 and $634,000, respectively.

Our Modular Buildings segment is in the construction industry, and as such accounts for contracts on the percentage of completion method. Revenue and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Contract losses are recognized when current estimates of total contract revenue and contract cost indicate a loss. Estimated contract costs include any and all costs appropriately allocable to the contract. The provision for these contract losses will be the excess of estimated contract costs over estimated contract revenues.

Costs and profit in excess of amounts billed are classified as current assets and billings in excess of cost and profit are classified as current liabilities.

(l)	Research and Development

Research and development costs are expensed when incurred. Such costs approximated $140,000 and $162,000 for the years ended November 30, 2016 and 2015, respectively.

(m)	Advertising

Advertising costs are expensed when incurred. Such costs approximated $420,000 and $488,000 for the years ended November 30, 2016 and 2015, respectively.

(n)	Reclassification

Certain amounts in the consolidated financial statements of the Company related to the discontinuation of operations at our Vessels division have been reclassified to conform to classifications used in the current year. The reclassifications had no effect on previously reported results of operations or retained earnings.

(o)	Income (Loss) Per Share

Basic net income (loss) per common share has been computed on the basis of the weighted average number of common shares outstanding. Diluted net income (loss) per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.

Basic and diluted earnings per common share have been computed based on the following as of November 30, 2016 and 2015:

	For the twelve months ended
	November 30, 2016	November 30, 2015
Numerator for basic and diluted (loss) earnings per common share:

Net (loss) income from continuing operations	$(426,182)	$(309,649)
Net (loss) income from discontinued operations	(395,152)	(248,193)
Net (loss) income	$(821,334)	$(557,842)

Denominator:
For basic (loss) earnings per share - weighted average common shares outstanding	4,097,748	4,058,382
Effect of dilutive stock options	-	-
For diluted (loss) earnings per share - weighted average common shares outstanding	4,097,748	4,058,382

Earnings (Loss) per share - Basic:
Continuing Operations	$(0.10)	$(0.08)
Discontinued Operations	$(0.10)	$(0.06)
Net Income (Loss) per share	$(0.20)	$(0.14)

Earnings (Loss) per share - Diluted:
Continuing Operations	$(0.10)	$(0.08)
Discontinued Operations	$(0.10)	$(0.06)
Net Income (Loss) per share	$(0.20)	$(0.14)

(p)	Stock Based Compensation

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

(q)	Use of Estimates

Management of the Company has made a number of estimates and assumptions related to the reported amount of assets and liabilities, reported amount of revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(r)	Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which supersedes the guidance in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. We are evaluating the new standard, and at this time believe that our modular buildings segment will be impacted most significantly by this standard. We continue to research and assess the implications of the adoption of this standard on the Company’s consolidated financial statements.

Going Concern

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern” which is authoritative guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures, codified in ASC 205-40, Going Concern. The guidance provides a definition of the term substantial doubt, requires an evaluation every reporting period including interim periods, provides principles for considering the mitigating effect of management’s plans, requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, requires an express statement and other disclosures when substantial doubt is not alleviated, and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU No. 2015-15 is effective for annual reporting periods ending after December 15, 2016. The Company will adopt this guidance for the year-ended November 30, 2017, and it will apply to each interim and annual period thereafter. Its adoption is not expected to have a material effect on the Company’s consolidated financial statements.

Inventory

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330),” which requires inventory measured using any method other than last-in, first-out or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than the lower of cost or market. ASU No. 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company will adopt this guidance for the year-ended November 30, 2017 including interim periods within that reporting period. Its adoption is not expected to have a material impact on our consolidated financial statements.

Income Taxes

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740)”, to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. ASU No. 2015-17 is effective for fiscal years beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. The Company will adopt this guidance for the year-ended November 30, 2019, and interim periods within the year-ended November 30, 2020. The effects of the adoption of this standard is classification of current deterred tax balances will be long-term.

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

(2)	Discontinued Operations

On August 11, 2016, the Company announced its plan to discontinue the operations of its Art’s Way Vessels segment in order to focus its efforts and resources on the business segments that have historically been more successful and that are expected to present greater opportunities for meaningful long-term shareholder returns. We intend to dispose of the segment’s assets, including remaining inventory and real estate, during the 2017 fiscal year.

As Vessels was a unique business unit of the Company, its liquidation will be a strategic shift. In accordance with Accounting Standard Code Topic 360, the Company has classified Vessels as discontinued operations for all periods presented.

Income from discontinued operations, before income taxes in the accompanying Consolidated Statements of Operations, is comprised of the following:

	Twelve Months Ended
	November 30, 2016	November 30, 2015
Revenue from external customers	$1,598,330	$1,609,638
Gross Profit	(198,567)	71,908
Operating Expense	399,503	398,759
Income (loss) from operations	(598,070)	(326,850)
Income (loss) before tax	(617,425)	(354,562)

The components of discontinued operations in the accompanying consolidated balance sheets are as follows:

	November 30, 2016	November 30, 2015
Cash	$-	$103
Accounts Receivable – Net	9,700	175,211
Inventories, net	-	514,647
Property, plant, and equipment, net	1,745,528	1,870,649
Other Assets	-	4,595
Assets of discontinued operations	$1,755,228	$2,565,205

Accounts payable	$1,588	$26,531
Accrued compensation	-	33,431
Accrued expenses	50,061	58,948
Notes Payable	715,945	842,769
Liabilities of discontinued operations	$767,594	$961,679

(3)	Allowance for Doubtful Accounts

A summary of the Company’s activity in the allowance for doubtful accounts is as follows:

	For the 12 months ended
	November 30, 2016	November 30, 2015
Balance, beginning	$18,810	$28,400
Provision charged to expense	4,925	2,188
Less amounts charged-off	(989)	(11,778)
Balance, ending	$22,746	$18,810

(4)	Inventories

Major classes of inventory are:

	November 30, 2016	November 30, 2015
Raw materials	$8,568,624	$9,699,156
Work in process	509,198	246,823
Finished goods	7,054,736	8,169,267
	$16,132,558	$18,115,246
Less: Reserves	(2,603,206)	(2,930,810)
	$13,529,352	$15,184,436

(5)	Contracts in Progress

Amounts included in the consolidated financial statements related to uncompleted contracts are as follows:

The amounts billed on these long term contracts are due 30 days from invoice date. All amounts billed are expected to be collected within the next 12 months. Retainage was $0 and $27,951 as of November 30, 2016 and 2015, respectively.

	Cost and Profit in	Billings in Excess of
	Excess of Billings	Costs and Profit
November 30, 2016
Costs	$121,118	$159,717
Estimated earnings	27,231	65,471
	148,349	225,188
Less: amounts billed	(40,000)	(229,485)
	$108,349	$(4,297)

November 30, 2015
Costs	$233,544	$695,915
Estimated earnings	75,822	227,442
	309,366	923,357
Less: amounts billed	(102,694)	(1,010,215)
	$206,672	$(86,858)

(6)	Property, Plant, and Equipment

Major classes of property, plant, and equipment used in continuing operations are:

	November 30, 2016	November 30, 2015
Land	$536,103	$536,103
Buildings and improvements	7,859,477	7,832,061
Construction in Progress	10,353	10,353
Manufacturing machinery and equipment	10,772,933	11,742,106
Trucks and automobiles	450,171	432,806
Furniture and fixtures	113,956	114,252
	19,742,993	20,667,681
Less accumulated depreciation	(12,355,806)	(12,843,418)
Property, plant and equipment	$7,387,187	$7,824,263

Depreciation expense for continuing operations totaled $671,967 and $821,990 for the fiscal years ended November 30, 2016 and 2015, respectively.

(7)	Assets Available for Sale

Major components of assets available for sale (excluding assets of discontinued operations as discussed in Note 2 “Discontinued Operations”) are:

	November 30, 2016	November 30, 2015
Ames, Iowa production facility	$-	$1,093,632
Monona, Iowa storage building	-	36,942
Ames, Iowa powder coat paint system	70,000	114,858.00
	$70,000	$1,245,432

Due to reduced demand for our reels produced by the Universal Harvester by Art’s Way subsidiary, we have been able to absorb the production of the reels in our Armstrong, Iowa facility. The Ames, Iowa facility was sold for $1,192,000 in February 2016. After closing expenses, we recognized a gain of $36,000. Net proceeds from the sale of this facility were $1,130,000.

The storage facility in Monona, Iowa is adjacent to our production facilities and was sold in December 2015. We recorded a gain of $8,046 in December 2015 after closing costs associated with the sale.

We continue to hold our powder coat system previously used in our Ames, Iowa location as available for sale. During fiscal 2016, we recognized an impairment of $44,858 related to this asset based on recent offers and comparable sales information.

(8)	Accrued Expenses

Major components of accrued expenses are:

	November 30, 2016	November 30, 2015
Salaries, wages, and commissions	$542,449	$530,667
Accrued warranty expense	134,373	176,531
Other	342,234	484,166
	$1,019,056	$1,191,364

(9)	Product Warranty

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

Changes in the Company’s product warranty liability included in “accrued expenses” for the years ended November 30, 2016 and 2015 are as follows:

	For the twelve months ended
	November 30, 2016	November 30, 2015
Balance, beginning	$176,531	$230,766
Settlements / adjustments	(246,235)	(319,691)
Warranties issued	204,077	265,456
Balance, ending	$134,373	$176,531

(10)	Loan and Credit Agreements

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

U.S. Bank Revolving Line of Credit

The Company has a $5,000,000 revolving line of credit (the “Line of Credit”) with U.S. Bank that was obtained on May 1, 2013, which is renewable annually with advances funding the Company’s working capital needs. As of November 30, 2016, the Company had a principal balance of $3,284,114 outstanding against the Line of Credit, with $1,559,208 remaining available, limited by the borrowing base calculation. The Line of Credit matures on May 1, 2017 and is secured by real property and fixed asset collateral. The Line of Credit states that the borrowing base will be an amount equal to the sum of 75% of accounts receivable (discounted for aged accounts and customer balances exceeding 20% of aggregate receivables), plus 50% of inventory (this component cannot exceed $3,750,000 and only includes finished goods and raw materials deemed to be in good condition and not obsolete), less any outstanding loan balance of the Line of Credit and the 2015 Line of Credit (defined below), and less undrawn amounts of outstanding letters of credit issued by U.S. Bank or any affiliate. Monthly interest-only payments are required and the unpaid principal and accrued interest is due on the maturity date. The Company’s obligations under the Line of Credit are evidence by a Revolving Credit Note effective May 1, 2013, a Revolving Credit Agreement dated May 1, 2013, as amended with the Loan Modification Agreement dated July 12, 2016, and certain other ancillary documents.

The Line of Credit is subject to: (i) a minimum interest rate of 5.0% per annum; and (ii) an unused fee which accrues at the rate of 0.25% per annum on the average daily amount by which the amount available for borrowing under the Line of Credit exceeds the outstanding principal amount. As of November 30, 2016, the interest rate on the Line of Credit was the minimum of 5.0%.

U.S. Bank Term Loans

On May 10, 2012, the Company obtained $880,000 in long-term debt from U.S. Bank issued to acquire the building and property of Universal Harvester Co., Inc. located in Ames, Iowa (the “U.S. Bank UHC Loan”), the assets and operations of are now held by Art’s Way Manufacturing Co., Inc in Armstrong, Iowa. The maturity date of this loan is May 10, 2017, with a final payment of principal and accrued interest in the amount of $283,500 due May 10, 2017. The principal balance of this loan was $337,147 as of November 30, 2016 and it accrues interest at a fixed rate of 3.15% per annum. This loan was secured by a mortgage on the building and property acquired from Universal Harvester Co., Inc. in Ames, Iowa, pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 10, 2012, which was released upon the sale of our Ames, Iowa facility. The U.S. Bank UHC Loan is also secured by a mortgage on the building and property in Monona, Iowa, pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 1, 2013 and a mortgage on the building and property owned by Art’s-Way Vessels, Inc. in Dubuque, Iowa, pursuant to a Mortgage, Security Agreement and Assignment of Rents between Art’s-Way Vessels, Inc. and U.S. Bank, dated May 1, 2013. On May 1, 2013, the U.S. Bank UHC Loan and the mortgage were amended to extend the mortgage to secure the 2013 Term Notes (defined below) in addition to the U.S. Bank UHC Loan.

Three of the Company’s outstanding term loans were obtained from U.S. Bank on May 1, 2013. The principal balance of these loans totaled $2,156,168 at November 30, 2016, and they accrue interest at a fixed rate of 2.98% per annum (the “2013 Term Notes”). There was previously also a fourth term loan obtained from U.S. Bank on May 1, 2013, but the Company voluntarily paid off and terminated the note and the related Term Loan Agreement on February 10, 2016. The payoff amount of $1,078,196 included principal and accrued and unpaid interest. As detailed in the Company’s long-term debt summary below, monthly principal and interest payments in the aggregate amount of $51,350 are required on the remaining 2013 Term Notes, with final payments of principal and accrued interest on the three remaining loans in the aggregate amount of $1,363,000 due on May 1, 2018.

The Company obtained a term loan from U.S. Bank on May 29, 2014 in the original principal amount of $1,000,000 (the “2014 Term Note”). The 2014 Term Note had a principal balance of $904,751 at November 30, 2016 and accrues interest at a fixed rate of 2.98%. The Company took on the 2014 Term Note in order to partially pay down a draw on its revolving line of credit that it had used to finance the purchase of the building and property of Ohio Metal Working Products Company in Canton, Ohio. The maturity date of the 2014 Term Note is May 25, 2017, with a final payment of principal and accrued interest in the amount of $890,000 due May 25, 2017. This loan is secured by a mortgage on the building and property acquired from Ohio Metal Working Products Company in Canton, Ohio pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 29, 2014, and is also subject to a Business Security Agreement between Ohio Metal Working Products/Art’s Way, Inc. (“Ohio Metal”) and U.S. Bank and a Continuing Guaranty (Unlimited) by Ohio Metal. Each of the Company’s term loans from U.S. Bank is governed by a Term Note and a Term Loan Agreement.

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

The Company was in compliance with all covenants under the Line of Credit, the 2013 Term Notes, and the 2014 Term Note as measured on November 30, 2016.

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

The Company was in compliance with all covenants under the IFA Loan Agreement except the debt service coverage ratio as measured on November 30, 2016. The First National Bank of West Union has issued a waiver, and the next measurement date is November 30, 2017.

A summary of the Company’s term debt is as follows:

	November 30, 2016	November 30, 2015
U.S. Bank loan payable in monthly installments of $42,500 including interest at 2.98%, paid February 10, 2016	$-	$1,196,088
U.S. Bank loan payable in monthly installments of $11,000 including interest at 2.98%, due May 1, 2018	632,126	743,149
U.S. Bank loan payable in monthly installments of $12,550 including interest at 2.98%, due May 1, 2018	715,946	842,769
U.S. Bank loan payable in monthly installments of $27,800 including interest at 2.98%, due May 1, 2018	808,096	1,112,205
U.S. Bank loan payable in monthly installments of $11,700 including interest at 3.15%, due May 10, 2017	337,147	464,605
U.S. Bank loan payable in monthly installments of $5,556 including interest at 2.98%, due May 25, 2017	904,751	943,381
Iowa Finance Authority loan payable in monthly installments of $12,500 including interest at 2.75%, due June 1, 2020	512,935	647,132
Total term debt	$3,911,001	$5,949,329
Less current portion of term debt	1,807,937	1,195,839
Term debt of discontinued operations	715,946	842,768
Term debt, excluding current portion	$1,387,118	$3,910,722

A summary of the minimum maturities of term debt follows for the years ending November 30:

Year:	Amount
2017	$1,938,714
2018	1,727,351
2019	145,597
2020	99,339
2021 and thereafter	-
$3,911,001

(11)	Related Party Transactions

During fiscal years 2016 and 2015, the Company recognized revenues of $0 and $32,000, respectively, with a related party. On November 30, 2016, the accounts receivable balance contains $0 due from a related party, compared to $9,600 as of November 30, 2015.

(12)	Employee Benefit Plans

The Company sponsors a defined contribution 401(k) savings plan which covers substantially all full-time employees who meet eligibility requirements. Participating employees may contribute as salary reductions any amount of their compensation up to the limit prescribed by the Internal Revenue Code. The Company makes a 25% matching contribution to employees contributing a minimum of 4% of their compensation, up to 1% of eligible compensation. The Company recognized an expense of $37,606 and $47,466 related to this plan during the years ended November 30, 2016 and 2015, respectively.

(13)	Equity Incentive Plan

On November 30, 2016, the Company had one equity incentive plan, the 2011 Plan, which is described below. The compensation cost charged against income was $79,979 and $28,484 for 2016 and 2015, respectively, for all awards granted under the 2011 Plan during such years. The total income tax deductions for share-based compensation arrangements were $88,278 and $20,462 for 2016 and 2015 respectively. No compensation cost was capitalized as part of inventory or fixed assets.

On January 27, 2011, the Board of Directors of the Company authorized and approved the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan (the “2011 Plan”), subject to approval by the stockholders on or before January 27, 2012. The 2011 Plan was approved by the stockholders on April 28, 2011. It replaced the Employee Stock Option Plan and the Directors’ Stock Option Plan (collectively, the “Prior Plans”), and no further stock options will be awarded under the Prior Plans. Awards to directors and executive officers under the 2011 Plan will be governed by the forms of agreement approved by the Board of Directors. The 2011 Plan permits the plan administrator to award nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance awards, and stock appreciation rights to employees (including officers), directors, and consultants. The Board of Directors has approved a director compensation policy pursuant to which non-employee directors are annually granted 1,000 stock units annually or initially upon their election to the board, which are fully vested. In addition, directors may elect to receive cash retainer fees in the form of fully-vested restricted stock issued under the 2011 Plan.

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

	2016	2015
Expected Volatility	-	30.55%
Expected Dividend Yield	-	1.574%
Expected Term (in years)	-	2
Risk-Free Rate	-	3.25%

Summary of activity under the plans as of November 30, 2016 and 2015, and changes during the years then ended as follows:

2016 Option Activity

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options Outstanding at beginning of period	174,000	$8.39	-	-
Granted	-	$-	-	-
Exercised	-	$-	-	-
Options Expired or Forfeited	(30,500)	$6.39	-	-
Options Outstanding at end of Period	143,500	$8.78	3.37	-
Options Exercisable At end of the Period	143,500	$8.78	3.37	-

2015 Option Activity

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options Outstanding at beginning of period	160,000	$8.72	-	-
Granted	14,000	$4.70	-	-
Exercised	-	$-	-	-
Options Expired or Forfeited	-	$-	-	-
Options Outstanding at end of Period	174,000	$8.39	4.68	-
Options Exercisable at end of Period	169,000	$8.47	4.57	-

The weighted-average grant-date fair value of options granted during the fiscal year 2015 was $1.14, and no options were granted during fiscal 2016. Compensation expense of $3,881 and $8,022 was recognized in 2016 and 2015, respectively, for the vesting of stock options.

A summary of the status of the Company’s non-vested option shares as of November 30, 2016, and changes during the year ended November 30, 2016, is presented below:

Non-vested Option Shares	Shares	Weighted Average Grant Date Fair Value
Non-vested at Beginning of Period	5,000
Granted	-
Vested	(5,000)	$1.14
Forfeited	-
Non-vested at End of Period	-

As of November 30, 2016, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements under the plan related to stock options. The total fair value of options vested during the years ended November 30, 2016 and 2015 was $1.14 and $0 respectively.

The Company received no cash from the exercise of options during fiscal years 2016 or 2015.

During the fiscal year 2016 the Company issued 48,000 shares of restricted stock, and 12,550 shares of restricted stock became unrestricted. During the fiscal year 2015 the Company issued 12,500 shares of restricted stock, and 4,150 shares of restricted stock became unrestricted. Compensation expense of $76,098 and $20,462 was recognized in 2016 and 2015, respectively, for shares of restricted stock.

(14)	Income Taxes

Total income tax expense (benefit) for the years ended November 30, 2016 and 2015 consists of the following:

	November 30, 2016	November 30, 2015
Current Expense (benefit)	$(288,935)	$(126,301)
Deferred expense (benefit)	(29,939)	(180,919)
	$(318,874)	$(307,220)

The reconciliation of the statutory Federal income tax rate is as follows:

	November 30, 2016	November 30, 2015
Statutory federal income tax rate	34.0%	34.0%
Permanent Differences and Other	(6.00)	1.5
	28.0%	35.5%

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at November 30, 2016 and 2015 are presented below:

	November 30
	2016	2015
Current deferred tax assets (liabilities):
Accrued expenses	$110,000	$126,000
NOL and tax credit carryforward	133,000	-
Inventory capitalization	16,000	21,000
Inventory obsolescence and other asset reserves	808,000	999,000
Total current deferred tax assets	$1,067,000	$1,146,000
Non-current deferred tax assets
Property, plant, and equipment	$(737,000)	$(847,000)
Total non-current deferred tax assets (liabilities)	$(737,000)	$(847,000)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on these assessments, in fiscal 2016 we have recorded a reserve against our deferred tax assets related to our net operation loss of our Canadian operations of approximately $75,000 From the time of acquisition we have not yet generated taxable income from these operations, and now believe that it is more likely than not that the amount of this deferred tax asset will not be realized. Our net operating loss and tax credit carryforward for our US operations expires on November 30, 2036. We believe that we will be able to utilize the US net operating losses before their expiration.

(15)	Disclosures About the Fair Value of Financial Instruments

At November 30, 2016 and 2015, the carrying amount approximates fair value for cash, accounts receivable, accounts payable, notes payable to bank, and other current liabilities due to the short maturity of these instruments. The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

(16)	Litigation and Contingencies

Various legal actions and claims that arise in the normal course of business are pending against the Company. In the opinion of management adequate provisions have been made in the accompanying financial statements for all pending legal actions and other claims.

(17)	Segment Information

There are three reportable segments: Agricultural Products, Modular Buildings, and Tools. The Agricultural Products segment fabricates and sells farming products as well as replacement parts for these products in the United States and worldwide. The Modular Buildings segment produces modular buildings for animal containment and various laboratory uses. The Tools segment manufactures steel cutting tools and inserts.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Management evaluates the performance of each segment based on profit or loss from operations before income taxes.

Approximate financial information with respect to the reportable segments is as follows. The tables below exclude income and balance sheet data from discontinued operations. See Note 2 “Discontinued Operations.”

	Twelve Months Ended November 30, 2016
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$15,756,000	$3,674,000	$2,128,000	$21,558,000
Income (loss) from operations	(378,000)	88,000	(141,000)	$(431,000)
Income (loss) before tax	(403,000)	70,000	(189,000)	$(522000)
Total Assets	20,317,000	2,588,000	2,608,000	$25,513,000
Capital expenditures	212,000	-	62,000	$274,000
Depreciation & Amortization	487,000	61,000	124,000	$672,000

	Twelve Months Ended November 30, 2015
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$20,756,000	$3,191,000	$2,379,000	$26,326,000
Income (loss) from operations	(84,000)	150,000	(143,000)	$(77,000)
Income (loss) before tax	(438,000)	124,000	(197,000)	$(511,000)
Total Assets	22,696,000	3,181,000	2,890,000	$28,767,000
Capital expenditures	219,000	9,000	11,000	$239,000
Depreciation & Amortization	585,000	125,000	119,000	$822,000

(18)	Subsequent Events

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The persons serving as our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) or Rule 15d-15(e), as of the end of the period subject to this Report. Based on this evaluation, the persons serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods specified by the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, including the person serving as our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of November 30, 2016.

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

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. Directors, Executive Officers and corporate governance.

The information required by Item 10 is incorporated by reference to the sections entitled “Questions and Answers about the 2017 Annual Meeting and Voting,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Executive Officers” in our definitive proxy statement relating to our 2017 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to the sections entitled “Executive Compensation” and “Director Compensation” in our definitive proxy statement relating to our 2017 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Principal Stockholders,” “Security Ownership of Directors and Management” and “Equity Compensation Plan Information” in our definitive proxy statement relating to our 2017 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and director independence.

The information required by Item 13 is incorporated by reference to the sections entitled “Corporate Governance” and “Certain Transactions and Business Relationships” in our definitive proxy statement relating to our 2017 Annual Meeting of Stockholders.

Item 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the section entitled “Independent Registered Public Accountant Firm” in our definitive proxy statement relating to our 2017 Annual Meeting of Stockholders.

PART IV

Item 15.               Exhibits, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Eide Bailly, LLP on Consolidated Financial Statements as of November 30, 2016 and 2015

Consolidated Balance Sheets as of November 30, 2016 and 2015

Consolidated Statements of Operations for each of the two years in the period ended November 30, 2016 and 2015

Consolidated Statements of Comprehensive Income for each of the two years in the period ended November 30, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for each of the two years in the period ended November 30, 2016 and 2015

Consolidated Statements of Cash Flows for each of the two years in the period ended November 30, 2016 and 2015

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

ART’S-WAY MANUFACTURING CO., INC.

Date:	February 2, 2017	/s/ Carrie L. Gunnerson
Carrie L. Gunnerson
President, and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below appoints CARRIE L. GUNNERSON his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 2, 2017	/s/ Carrie L. Gunnerson
Carrie L. Gunnerson President and Chief Executive Officer

Date: February 2, 2017	/s/ Amber J. Murra
Amber J. Murra, Chief Financial Officer (principal accounting officer)

Date: February 2, 2017	/s/ Marc H. McConnell
Marc H. McConnell, Chairman, Director

Date: February 2, 2017	/s/ J. Ward McConnell, Jr.
J. Ward McConnell, Jr., Vice Chairman, Director

Date: February 2, 2017	/s/ Joseph R. Dancy
Joseph R. Dancy, Director

Date: February 2, 2017	/s/ Thomas E. Buffamante
Thomas E. Buffamante, Director

Date: February 2, 2017	/s/ David R. Castle
David R. Castle, Director

Date: February 2, 2017	/s/ David A. White
David A. White, Director

Art’s-Way Manufacturing Co., Inc.
Exhibit Index to Form 10-K
For Fiscal Year Ended November 30, 2016

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
10.1*

Art’s-Way Manufacturing Co., Inc. 2007 Non-Employee Directors Stock Option Plan – incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended February 28, 2007.

10.2*	Art’s-Way Manufacturing Co., Inc. 2007 Employee Stock Option Plan – incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2009.
10.3*

Form of Non-Qualified Option Agreement under 2007 Non-Employee Directors’ Stock Option Plan and 2007 Employee Stock Option Plan – incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2009.

10.4*	Director Compensation Policy – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2016.
10.5*	Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 3, 2011.
10.6*

Form of Incentive Stock Option Agreement under the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan – incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 3, 2011.

10.7*

Form of Nonqualified Stock Option Agreement under the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan – incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 3, 2011.

10.8*

Form of Restricted Stock Agreement under the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan – incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 3, 2011.

10.9*

Form of Restricted Stock Unit Agreement under the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan – incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 3, 2011.

10.10*

Employment Agreement, by and between the Company and Carrie L. Gunnerson, dated December 20, 2011 – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 2011.

10.11*

Amendment to Employment Agreement, by and between the Company and Carrie L. Gunnerson, dated January 26, 2012 – incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended February 29, 2012.

10.12*	Employment Agreement, by and between the Company and Amber Murra, dated January 27, 2015 – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 28, 2015.
10.13

Manufacturing Facility Revenue Note in the principal amount of $1,300,000, from Art’s-Way Manufacturing Co., Inc. to Iowa Finance Authority dated May 28, 2010 – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2010.

10.14

Loan Agreement Between Iowa Finance Authority and Art’s-Way Manufacturing Co., Inc. dated May 1, 2010 – incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2010.

10.15

Installment or Single Payment Note between Art’s-Way Manufacturing Co., Inc. and U.S. Bank N.A., dated May 10, 2012 – incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 16, 2012.

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

10.30	Pledge Agreement, by Art’s-Way Vessels, Inc., dated May 1, 2013 – incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.
10.31	Pledge Agreement, by Art’s-Way Scientific, Inc., dated May 1, 2013 – incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2013.
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

10.41

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

10.44

Open-End Mortgage, Security Agreement and Assignment of Rents and Leases, between Ohio Metal Working Products/Art’s-Way, Inc. and U.S. Bank National Association, dated May 29, 2014 – incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014..

10.45

Amendment to Loan Agreements, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank National Association, dated June, 2014  – incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014.

10.46

Amendment to Loan Agreement, between Art's-Way Manufacturing Co., Inc. and U.S. Bank National Association, regarding Ohio Term Note and Loan Agreement, dated June, 2014 incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014.

10.47

Pledge Agreement, by Ohio Metal Working Products/Art’s-Way, Inc., dated June, 2014  – incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014.

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

10.55

Promissory Note, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank National Association, dated July 16, 2015 – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2015.

10.56

Collateral Assignment of Dealer’s Notes and Security Agreements, between Art’s-Way Manufacturing Co., Inc. and U.S. Bank National Association, dated July 16, 2015 – incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2015.

10.57	Payoff Letter dated February 10, 2016 – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 12, 2016.

10.58	Loan Modification Agreement dated April 27, 2016 – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 2, 2016.
10.59	Second Loan Modification Agreement dated July 12, 2016 – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2016.
10.60

Consent to Merger of Wholly-Owned Subsidiary, by U.S. Bank National Association, dated November 5, 2015 –incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2015.

10.61	Consent to Merger of Wholly-Owned Subsidiary, by U.S. Bank National Association, dated October 11, 2016 – filed herewith.
21.1	List of Subsidiaries – filed herewith.
23.1	Consent of independent registered public accounting firm – filed herewith.
24.1	Power of Attorney (included on the “Signatures” page of this report on Form 10-K).
31.1	Certificate pursuant to 17 CFR 240 13(a)-14(a) – filed herewith.
31.2	Certificate pursuant to 17 CFR 240 13(a)-14(a) – filed herewith.
32.1	Certificate pursuant to 18 U.S.C. Section 1350 – filed herewith.
32.2	Certificate pursuant to 18 U.S.C. Section 1350 – filed herewith.
101

The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Cash Flows, (iv) the Consolidated Statement of Stockholders’ Equity, and (v) Notes to the Consolidated Financial Statements.

(*) Indicates a management contract or compensatory plan or arrangement.