Form 10-Q
period 2017-02-28
ARTS WAY MANUFACTURING CO INC
filed 2017-04-04
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2017

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 0-5131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

DELAWARE	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of common shares outstanding as of March 17, 2017: 4,156,752

Art’s-Way Manufacturing Co., Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	February 28, 2017	November 30, 2016
Assets
Current assets:
Cash	$750,779	$1,063,716
Accounts receivable-customers, net of allowance for doubtful accounts of $17,145 and $22,746 in 2017 and 2016, respectively	1,458,539	1,420,051
Inventories, net	13,233,377	13,529,352
Deferred income taxes	-	1,066,740
Cost and profit in excess of billings	119,662	108,349
Income taxes receivable	271,461	265,924
Assets of discontinued operations	7,500	9,700
Other current assets	414,070	158,087
Total current assets	16,255,388	17,621,919
Property, plant, and equipment, net	7,398,748	7,387,187
Assets held for sale, net	70,000	70,000
Goodwill	375,000	375,000
Other assets of discontinued operations	1,716,565	1,745,528
Deferred income taxes	436,255	-
Other assets	40,620	42,956
Total assets	$26,292,576	$27,242,590
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$3,034,114	$3,284,114
Current portion of long-term debt	2,673,128	1,807,937
Accounts payable	550,115	469,481
Customer deposits	792,897	289,195
Billings in Excess of Cost and Profit	75,032	4,297
Accrued expenses	852,407	1,019,056
Liabilites of discontinued operations	717,235	182,426
Total current liabilities	8,694,928	7,056,506
Long-term liabilities
Deferred taxes	-	737,519
Long-term liabilities of discontinued operations	-	585,168
Long-term debt, excluding current portion	339,808	1,387,118
Total liabilities	9,034,736	9,766,311
Commitments and Contingencies (Notes 7 and 8)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2017 and 2016; issued 0 shares in 2017 and 2016.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2017 and 2016; issued 4,156,752 in 2017 and 4,109,052 in 2016	41,568	41,091
Additional paid-in capital	2,772,589	2,746,509
Retained earnings	14,740,882	14,990,911
Accumulated other comprehensive income	(291,210)	(302,232)
Treasury stock, at cost (1,838 in 2017 and 0 in 2016 shares)	(5,989)	-
Total stockholders’ equity	17,257,840	17,476,279
Total liabilities and stockholders’ equity	$26,292,576	$27,242,590

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	February 28, 2017	February 29, 2016
Sales	$4,421,168	$5,712,681
Cost of goods sold	3,307,345	4,084,798
Gross profit	1,113,823	1,627,883
Expenses:
Engineering	132,640	99,416
Selling	485,380	464,913
General and administrative	848,236	842,586
Total expenses	1,466,256	1,406,915
Income (Loss) from operations	(352,433)	220,968
Other income (expense):
Interest expense	(63,794)	(67,839)
Other	51,674	42,187
Total other income (expense)	(12,120)	(25,652)
Income (Loss) from continuing operations before income taxes	(364,553)	195,316
Income tax expense (benefit)	(110,911)	61,767
Income (Loss) from continuing operations	(253,642)	133,549
Discontinued Operations
Income (loss) from operations of discontinued segment	4,877	(75,124)
Income tax expense (benefit)	1,264	(22,537)
Income (Loss) on discontinued operations	3,613	(52,587)
Net Income (Loss)	(250,029)	80,962

Earnings (Loss) per share - Basic:
Continuing Operations	$(0.06)	$0.03
Discontinued Operations	$0.00	$(0.01)
Net Income (Loss) per share	$(0.06)	$0.02

Earnings (Loss) per share - Diluted:
Continuing Operations	$(0.06)	$0.03
Discontinued Operations	$0.00	$(0.01)
Net Income (Loss) per share	$(0.06)	$0.02

Weighted average outstanding shares used to compute basic net income per share	4,126,012	4,074,338
Weighted average outstanding shares used to compute diluted net income per share	4,126,012	4,074,338

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	February 28, 2017	February 29, 2016
Net Income (Loss)	$(250,029)	$80,962
Other Comprehensive Income (Loss)
Foreign currency translation adjustsments	11,022	-
Total Other Comprehensive Income (Loss)	11,022	-
Comprehensive (Loss)	$(239,007)	$80,962

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	February 28, 2017	February 29, 2016
Cash flows from operations:
Net income (loss) from continuing operations	$(253,642)	$133,549
Net income (loss) from discontinued operations	3,613	(52,587)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Stock based compensation	26,557	11,252
(Gain)/Loss on disposal of property, plant, and equipment	2,463	(40,067)
Depreciation and amortization expense	170,789	173,303
Bad debt expense	5,601	17,046
Deferred income taxes	(107,034)	1,263
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(44,089)	(585,088)
Inventories	295,975	862,920
Income taxes receivable	(5,537)	35,778
Other assets	(255,629)	(198,801)
Increase (decrease) in:
Accounts payable	80,634	53,272
Contracts in progress, net	59,422	87,430
Customer deposits	503,702	239,094
Accrued expenses	(166,649)	(212,033)
Net cash provided by operating activities - continuing operations	312,563	578,918
Net cash provided by (used in) operating activities - discontinued operations	(22,039)	40,620
Net cash provided by operating activities	290,524	619,538
Cash flows from investing activities:
Purchases of property, plant, and equipment	(195,020)	(26,257)
Net proceeds from sale of assets	12,190	1,170,642
Net cash provided by (used in) investing activities - continuing operations	(182,830)	1,144,385
Net cash provided by (used in) investing activities - discontinued operations	38,736	(8,437)
Net cash provided by (used in) investing activities	(144,094)	1,135,948
Cash flows from financing activities:
Net change in line of credit	(250,000)	(169,481)
Repayment of term debt	(182,119)	(1,372,767)
Repurchases of common stock	(5,989)	-
Net cash (used in) financing activities - continuing operations	(438,108)	(1,542,248)
Net cash (used in) financing activities - discontinued operations	(32,281)	(31,313)
Net cash (used in) financing activities	(470,389)	(1,573,561)
Effect of exchange rate changes on cash	11,022	-
Net increase (decrease) in cash	(312,937)	181,925
Cash at beginning of period	1,063,716	447,334
Cash at end of period	$750,779	$629,259

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$71,338	$79,357
Income taxes	$3,125	$-

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

We have organized our business into three operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies. Our agricultural products segment (“Manufacturing”) manufactures farm equipment under the Art’s-Way Manufacturing label and private labels. Our modular buildings segment (“Scientific”) manufactures modular buildings for various uses, commonly animal containment and research laboratories and our tools segment (“Metals”) manufactures steel cutting tools and inserts. During the third quarter of fiscal 2016, we discontinued our pressurized vessels segment (“Vessels”) that manufactured pressurized vessels. For more information on discontinued operations, see Note 3 “Discontinued Operations.” For detailed financial information relating to segment reporting, see Note 13 “Segment Information.”

2)	Summary of Significant Account Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2016. The results of operations for the three months ended February 28, 2017 are not necessarily indicative of the results for the fiscal year ending November 30, 2017.

The financial books of our Canadian operation are kept in the functional currency of Canadian dollars and the financial statements are converted to U.S. Dollars for consolidation. When consolidating the financial results of the Company into U.S. Dollars for reporting purposes, the Company uses the All-Current translation method. The All-Current method requires the balance sheet assets and liabilities to be translated to U.S. Dollars at the exchange rate as of quarter end. Stockholders’ equity is translated at historical exchange rates and retained earnings are translated at an average exchange rate for the period. Additionally, revenue and expenses are translated at average exchange rates for the periods presented. The resulting cumulative translation adjustment is carried on the balance sheet and is recorded in stockholders’ equity for 2017. Since the Company believes that it is more likely than not that no income tax benefit will occur if the foreign equity is sold or liquidated, the cumulative translation adjustment has not been tax adjusted.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three months ended February 28, 2017. Actual results could differ from those estimates.

Reclassification

Certain amounts in the consolidated financial statements of the Company related to the discontinuation of operations at our Vessels segment have been reclassified to conform to classifications used in the current year. The reclassifications had no effect on previously reported results of operations or retained earnings.

3)	Discontinued Operations

Effective October 31, 2016, the Company discontinued the operations of its Vessels segment in order to focus its efforts and resources on the business segments that have historically been more successful and that are expected to present greater opportunities for meaningful long-term shareholder returns. Our plan is to dispose of these assets over the next several quarters. At this time, we are working to dispose of the remaining assets, primarily the real estate.

As Vessels was a unique business unit of the Company, its liquidation was a strategic shift. In accordance with Accounting Standard Code Topic 360, the Company has classified Vessels as discontinued operations for all periods presented.

Income from discontinued operations, before income taxes in the accompanying Condensed Consolidated Statements of Operations is comprised of the following:

	Three Months Ended
	February 28, 2017	February 29, 2016
Revenue from external customers	$-	$679,316
Gross Profit	-	74,417
Operating Expense	32	146,160

Income (loss) from operations	(32)	(71,743)

Income (loss) before tax	4,877	(75,124)

The components of discontinued operations in the accompanying Condensed Consolidated Balance Sheets are as follows:

	February 28, 2017	November 30, 2016
Accounts Receivable - Net	$7,500	$9,700
Property, plant, and equipment, net	1,716,565	1,745,528
Assets of discontinued operations	$1,724,065	$1,755,228

Accounts payable	$-	$1,588
Accrued expenses	33,570	50,061
Notes Payable	683,665	715,945
Liabilities of discontinued operations	$717,235	$767,594

4)	Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per common share has been computed on the basis of the weighted average number of common shares outstanding. Diluted net income (loss) per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted earnings (loss) per common share.

Basic and diluted earnings (loss) per common share have been computed based on the following as of February 28, 2017 and February 29, 2016:

	For the three months ended
	February 28, 2017	February 29, 2016
Numerator for basic and diluted (loss) earnings per common share:

Net (loss) income from continuing operations	$(253,642)	$133,549
Net (loss) income from discontinued operations	3,613	(52,587)
Net (loss) income	$(250,029)	$80,962

Denominator:
For basic (loss) earnings per share - weighted average common shares outstanding	4,126,012	4,074,338
Effect of dilutive stock options	-	-
For diluted (loss) earnings per share - weighted average common shares outstanding	4,126,012	4,074,338

Earnings (Loss) per share - Basic:
Continuing Operations	$(0.06)	$0.03
Discontinued Operations	$0.00	$(0.01)
Net Income (Loss) per share	$(0.06)	$0.02

Earnings (Loss) per share - Diluted:
Continuing Operations	$(0.06)	$0.03
Discontinued Operations	$0.00	$(0.01)
Net Income (Loss) per share	$(0.06)	$0.02

5)	Inventory

Major classes of inventory are:

	February 28, 2017	November 30, 2016
Raw materials	$8,532,655	$8,568,624
Work in process	440,902	509,198
Finished goods	6,898,083	7,054,736
	$15,871,640	$16,132,558
Less: Reserves	(2,638,263)	(2,603,206)
	$13,233,377	$13,529,352

6)	Accrued Expenses

Major components of accrued expenses are:

	February 28, 2017	November 30, 2016
Salaries, wages, and commissions	$454,506	$542,449
Accrued warranty expense	125,672	134,373
Other	272,229	342,234
	$852,407	$1,019,056

7)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 6. Changes in the Company’s product warranty liability for the three months ended February 28, 2017 and February 29, 2016 are as follows:

	For the three months ended
	February 28, 2017	February 29, 2016
Balance, beginning	$134,373	$176,531
Settlements / adjustments	(72,949)	(81,292)
Warranties issued	64,248	76,702
Balance, ending	$125,672	$171,941

8)	Loan and Credit Agreements

The Company maintains a revolving line of credit and term loans with U.S. Bank as well as a term loan with The First National Bank of West Union (n/k/a Bank 1st). Pursuant to a Second Loan Modification Agreement dated July 12, 2016 and effective July 11, 2016 (the “Loan Modification”) entered into among U.S. Bank, as lender, the Company, as borrower, and Art’s-Way Scientific, Inc., Art’s-Way Vessels, Inc., and Ohio Metal Working Products/Art’s-Way, Inc., as guarantors, the agreements governing the U.S. Bank line of credit and certain term loans were amended, and a $200,000 line of credit that the Company had opened to facilitate dealer floorplan financing, but had not drawn on, was terminated along with the related agreements. The description that follows reflects such arrangements as amended by the Loan Modification. Following the close of the first quarter, U.S. Bank, as lender, the Company, as borrower, and Art’s-Way Scientific, Inc. and Ohio Metal Working Products/Art’s-Way, Inc., as guarantors, entered into a Third Loan Modification Agreement dated March 30, 2017 and effective as of May 1, 2017 with respect to certain modifications to the U.S. Bank UHC Loan (as defined below) and effective as of April 1, 2017 with respect to all other loan modification terms (the “Third Loan Modification”) governing the U.S. Bank lines of credit and certain term loans. For more information regarding the Third Loan Modification, see Part II, Item 5 of this Report.

U.S. Bank Revolving Line of Credit

The Company has a revolving line of credit (the “Line of Credit”) with U.S. Bank, which, following the Third Loan Modification, has an availability of $4,500,000, that was obtained on May 1, 2013, which is renewable annually with advances funding the Company’s working capital needs. As of February 28, 2017, the Company had a principal balance of $3,034,114 outstanding against the Line of Credit, with $1,699,433 remaining available, limited by the borrowing base calculation. The maturity date of the Line of Credit was scheduled to be May 1, 2017. Following the Third Loan Modification, the Line of Credit matures on September 25, 2017. The Line of Credit is secured by real property and fixed asset collateral. The Line of Credit, as amended by the Third Loan Modification, states that the borrowing base will be an amount equal to the sum of 75% of accounts receivable (discounted for aged accounts and customer balances exceeding 20% of aggregate receivables), plus 50% of inventory (this component cannot exceed $3,375,000 and only includes finished goods and raw materials deemed to be in good condition and not obsolete), less any outstanding loan balance of the Line of Credit, undrawn amounts of outstanding letters of credit issued by U.S. Bank or any affiliate, and any reserves that U.S. Bank may deem necessary to maintain. Monthly interest-only payments are required and the unpaid principal and accrued interest is due on the maturity date. The Company’s obligations under the Line of Credit are evidenced by a Revolving Credit Note effective May 1, 2013, a Revolving Credit Agreement dated May 1, 2013, as amended, and certain other ancillary documents.

The Line of Credit is subject to: (i) a minimum interest rate of 5.0% per annum; and (ii) an unused fee which accrues at the rate of 0.25% per annum on the average daily amount by which the amount available for borrowing under the Line of Credit exceeds the outstanding principal amount. As of February 28, 2017, the interest rate on the Line of Credit was the minimum of 5.0%.

U.S. Bank Term Loans

On May 10, 2012, the Company obtained $880,000 in long-term debt from U.S. Bank issued to acquire the building and property of Universal Harvester Co., Inc. located in Ames, Iowa (the “U.S. Bank UHC Loan”), the assets and operations of which are now held by Art’s Way Manufacturing Co., Inc. in Armstrong, Iowa. The maturity date of this loan was scheduled to be May 10, 2017, with a final payment of principal and accrued interest in the amount of $283,500 due May 10, 2017. This loan accrued interest at a fixed rate of 3.15% per annum. Following the Third Loan Modification the maturity date is September 25, 2017, and the interest rate is an annual rate equal to 1.5% plus the prime rate, but not less than 5%. The interest rate will be adjusted each time that the prime rate changes. The principal balance of this loan was $304,655 as of February 28, 2017. This loan was secured by a mortgage on the building and property acquired from Universal Harvester Co., Inc. in Ames, Iowa, pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 10, 2012, which was released upon the sale of our Ames, Iowa facility. The U.S. Bank UHC Loan is also secured by a mortgage on the building and property in Monona, Iowa, pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 1, 2013 and a mortgage on the building and property owned by the Company in Dubuque, Iowa, pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company (as successor by merger to Art’s-Way Vessels, Inc.) and U.S. Bank, dated May 1, 2013. On May 1, 2013, the U.S. Bank UHC Loan and the mortgage were amended to extend the mortgage to secure the 2013 Term Notes (defined below) in addition to the U.S. Bank UHC Loan.

Three of the Company’s outstanding term loans were obtained from U.S. Bank on May 1, 2013. The principal balance of these loans totaled $2,018,184 at February 28, 2017, and they accrued interest at a fixed rate of 2.98% per annum (the “2013 Term Notes”). Following the Third Loan Modification, the 2013 Term Notes accrue interest at a rate of 1.5% plus the prime rate, with a minimum of 5% per annum. There was previously also a fourth term loan obtained from U.S. Bank on May 1, 2013, but the Company voluntarily paid off and terminated the note and the related Term Loan Agreement on February 10, 2016. The payoff amount of $1,078,196 included principal and accrued and unpaid interest. As detailed in the Company’s debt summary below, following the Third Loan Modification, monthly principal and interest payments in the aggregate amount of $46,672 are required on the remaining 2013 Term Notes, with a revised maturity date of September 25, 2017. The 2013 Term Notes previously had a maturity date of May 1, 2018.

The Company obtained a term loan from U.S. Bank on May 29, 2014 in the original principal amount of $1,000,000 (the “2014 Term Note”). The 2014 Term Note had a principal balance of $894,497 at February 28, 2017 and accrued interest at a fixed rate of 2.98%. Following the Third Loan Modification, the 2014 Term Note accrues interest at a rate of 1.5% plus the prime rate, with a minimum of 5% per annum. The Company took on the 2014 Term Note in order to partially pay down a draw on its revolving line of credit that it had used to finance the purchase of the building and property of Ohio Metal Working Products Company in Canton, Ohio. The maturity date of the 2014 Term Note was May 25, 2017, but is now September 25, 2017, as amended by the Third Loan Modification. This loan is secured by a mortgage on the building and property acquired from Ohio Metal Working Products Company in Canton, Ohio pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 29, 2014, and is also subject to a Business Security Agreement between Ohio Metal Working Products/Art’s Way, Inc. (“Ohio Metal”) and U.S. Bank and a Continuing Guaranty (Unlimited) by Ohio Metal. Each of the Company’s term loans from U.S. Bank is governed by a Term Note and a Term Loan Agreement.

U.S. Bank Covenants

As of February 28, 2017, the U.S. Bank UHC Loan was not subject to financial covenants. However, under the U.S. Bank UHC Loan, the Company was required to provide to U.S. Bank information concerning its business affairs and financial condition as U.S. Bank may reasonably request, as well as annual financial statements prepared by an accounting firm acceptable to U.S. Bank within 120 days of the end of the year without request. The Third Loan Modification adds certain financial covenants to the U.S. Bank UHC Loan that are consistent with the financial covenants for the remainder of the US Bank loans. For more information regarding the Third Loan Modification, see Part II, Item 5 of this Report.

As amended by the Loan Modification, the Line of Credit, the 2013 Term Notes and the 2014 Term Note require the Company to maintain (i) a fixed charge coverage ratio of at least 1.15 to 1.0 as of the end of each fiscal quarter (except for the fiscal quarters ended August 31, 2016, November 30, 2016 and February 28, 2017), (ii) a fiscal year-to-date fixed charge coverage ratio as of February 28, 2017 of at least 1.0 to 1.0, (iii) a fiscal year-to-date EBITDA (with EBITDA meaning income, plus interest expense, plus income tax expense, plus depreciation expense, plus amortization expense, subject to adjustments in U.S. Bank’s sole discretion) of $360,000 as of August 31, 2016, of $390,000 as of September 30, 2016, of $395,000 as of October 31, 2016, and of $400,000 as of November 30, 2016, and (iv) minimum liquidity as of the end of each month commencing August 31, 2016 of not less than $750,000 (with minimum liquidity meaning unrestricted cash and cash equivalents plus borrowing base availability under the Line of Credit, the 2013 Term Notes and the 2014 Term Note). The Company must also provide to U.S. Bank a 13-week cash flow forecast on Tuesday of each week, a detailed backlog report by segment as of the last day of each calendar month, monthly internally prepared financial reports, year-end audited financial statements, and a monthly aging of accounts receivable, and must deliver along with any financial statements delivered to U.S. Bank a certificate of compliance executed by the Company’s chief financial officer certifying the Company’s compliance with the financial covenants. As amended by the Third Loan Modification the Company is required to maintain (i) fiscal year-to-date EBIDTA (with EBITDA meaning income, plus interest expense, plus income tax expense, plus depreciation expense, plus amortization expense, subject to adjustments in U.S. Bank’s sole discretion) of $1 as of May 31, 2017 and $648,000 as of August 31, 2017, and (ii) minimum liquidity as of the end of each month commencing April 30, 2017 of not less than $500,000 (with minimum liquidity meaning unrestricted cash and cash equivalents plus borrowing base availability under the Line of Credit, the 2013 Term Notes and the 2014 Term Note). For more information regarding the Third Loan Modification, see Part II, Item 5 of this Report.

The 2013 Term Notes, 2014 Term Note, and Line of Credit are secured by a first position security interest on the assets of the Company and its subsidiaries, including but not limited to, inventories, machinery, equipment and real estate, in accordance with Business Security Agreements entered into by the Company and its subsidiaries, Pledge Agreements entered into by the subsidiaries and Collateral Assignment of Dealer’s Notes and Security Agreements entered into by the Company. Additionally, the Company has mortgaged certain real property noted above in favor of U.S. Bank as documented by mortgage agreements dated May 1, 2013 and May 29, 2014 (together, the “Mortgages”).

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

The Company was in compliance with all covenants under the Line of Credit, the 2013 Term Notes and the 2014 Term Note as measured on February 28, 2017, other than the fiscal year-to-date fixed charge ratio of 1.0 to 1.0. The main reason for the non-compliance result as of February 28, 2017 was the net loss from continuing operations. As part of a Third Loan Modification Agreement, U.S. Bank has issued a waiver forgiving the non-compliance for the quarter and no event of default occurred. The next measurement date is May 31, 2017. For more information regarding the Third Loan Modification, see Part II, Item 5 of this Report.

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

Debt Summary

A summary of the Company’s term debt is as follows:

	February 28, 2017	November 30, 2016
U.S. Bank loan payable in monthly installments of $9,600 plus interest at 5.00%, due September 25, 2017	$603,867	$632,126

U.S. Bank loan payable in monthly installments of $10,965 plus interest at 5.0%, due September 25, 2017	683,665	715,945

U.S. Bank loan payable in monthly installments of $26,107 plus interest at 5.0%, due September 25, 2017	730,652	808,096

U.S. Bank loan payable in monthly installments of $10,960 plus interest at 5.0%, due September 25, 2017	304,655	337,147

U.S. Bank loan payable in monthly installments of $4,301 plus interest at 5.0%, due September 25, 2017	894,947	904,751

Iowa Finance Authority loan payable in monthly installments of $12,500 including interest at 2.75%, due June 1, 2020	478,815	512,935
Total term debt	$3,696,601	$3,911,000
Less current portion of term debt	2,673,128	1,807,937
Term debt of discontinued operations	683,665	715,945
Term debt, excluding current portion	$339,808	$1,387,118

* Terms are updated according to the Third Loan Modification

9)	Assets Available for Sale

Major components of assets available for sale (excluding assets of discontinued operations as discussed in Note 3 “Discontinued Operations”) are:

	February 28, 2017	November 30, 2016
Ames, Iowa powder coat paint system	$70,000	$70,000
	$70,000	$70,000

Due to reduced demand for our reels produced by the Universal Harvester by Art’s Way subsidiary, we have been able to absorb the production of reels into our Armstrong, Iowa facility. We continue to hold our powder coat system previously used in our Ames, Iowa location as available for sale. During fiscal 2016, we recognized an impairment of $44,858 related to this asset based on recent offers and comparable sales information

10)	Recently Issued Accounting Pronouncements

Adopted Accounting Pronouncements

Going Concern

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern” which is authoritative guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures, codified in ASC 205-40, Going Concern. The guidance provides a definition of the term substantial doubt, requires an evaluation every reporting period including interim periods, provides principles for considering the mitigating effect of management’s plans, requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, requires an express statement and other disclosures when substantial doubt is not alleviated, and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016. The Company has adopted this guidance for the year ending November 30, 2017, and it will apply to each interim and annual period thereafter. Its adoption has not had a material effect on the Company’s consolidated financial statements.

Inventory

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330),” which requires inventory measured using any method other than last-in, first-out or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than the lower of cost or market. ASU No. 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company has adopted this guidance for the year ending November 30, 2017, including interim periods within that reporting period. The Company chose early adoption for this guidance, as its impact was expected not to be material, and it will allow us to focus more of our efforts on preparing The Company chose early adoption for this guidance, as its impact was expected not to be material, and it will allow us to focus more of our efforts on preparing for the adoption of more complex guidance. for the adoption of more complex guidance. Its adoption has not had a material impact on the Company’s consolidated financial statements.

Income Taxes

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740)”, to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. ASU No. 2015-17 is effective for fiscal years beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. During the first quarter of fiscal 2017, the Company elected to prospectively adopt ASU 2015-17, thus reclassifying current deferred tax assets to noncurrent on the accompanying consolidated balance sheet. The prior reporting period was not retrospectively adjusted. The Company chose early adoption for this guidance, as its impact was expected not to be material, and it will allow us to focus more of our efforts on preparing for the adoption of more complex guidance. The adoption of this guidance had no impact on the Company’s consolidated statements of operations and comprehensive income.

Accounting Pronouncements Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which supersedes the guidance in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and is to be applied retrospectively, with early application not permitted. The Company is evaluating the new standard, and at this time believes that its Scientific segment will be impacted most significantly by this standard. The Company continues to research and assess the implications of the adoption of this standard on our consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (topic 842)”, which requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for all leases with terms of twelve months or greater. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company will adopt this guidance for the year ending November 30, 2020 including interim periods within that reporting period. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

11)	Equity Incentive Plan and Stock Based Compensation

On January 27, 2011, the Board of Directors of the Company authorized and approved the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan (the “2011 Plan”).  The 2011 Plan was approved by the stockholders on April 28, 2011.  It replaced the Employee Stock Option Plan and the Directors’ Stock Option Plan (collectively, the “Prior Plans”), and no further stock options will be awarded under the Prior Plans.  Awards to directors and executive officers under the 2011 Plan are governed by the forms of agreement approved by the Board of Directors.

The 2011 Plan permits the plan administrator to award nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance awards, and stock appreciation rights to employees (including officers), directors, and consultants.  The Board of Directors has approved a director compensation policy pursuant to which non-employee directors are automatically granted restricted stock awards of 1,000 shares of common stock annually or initially upon their election to the Board, which are fully vested. During the first three months of fiscal 2017, 47,700 restricted stock awards have been issued to various employees, directors, and consultants, which vest over the next three years.

Stock options granted prior to January 27, 2011 are governed by the applicable Prior Plan and the forms of agreement adopted thereunder.

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. We estimate the fair value of each stock-based option award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. No stock options were granted during the three months ended February 28, 2017 or in the same respective period of fiscal 2016. We incurred a total of $26,557 of stock-based compensation expense for restricted stock awards during the three months ended February 28, 2017, compared to $11,252 of stock-based compensation expense for restricted stock awards and stock options for the same respective period of fiscal 2016.

12)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At February 28, 2017, and November 30, 2016, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts approximate fair value because of the short maturity of these instruments. The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

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

	Three Months Ended February 28, 2017
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$3,368,000	$388,000	$665,000	$4,421,000
Income (loss) from operations	(220,000)	(154,000)	21,000	$(352,000)
Income (loss) before tax	(217,000)	(158,000)	11,000	$(365,000)
Total Assets	19,063,000	2,849,000	2,657,000	$24,569,000
Capital Expenditures	129,000	-	66,000	$195,000
Depreciation & Amortization	125,000	15,000	31,000	$171,000

	Three Months Ended February 29, 2016
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$4,198,000	$943,000	$572,000	$5,713,000
Income (loss) from operations	248,000	9,000	(36,000)	$221,000
Income (loss) before tax	233,000	7,000	(44,000)	$195,000
Total Assets	21,844,000	2,838,000	2,736,000	$27,418,000
Capital Expenditures	4,000	-	23,000	$26,000
Depreciation & Amortization	128,000	15,000	30,000	$173,000

*Segment figures in the table may not sum to the consolidated total due to rounding.

14)	Subsequent Event

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements other than those previously described in Note 8 and in Part II, Item 5 of this Report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2016. Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our expectations regarding our plan to discontinue the operations of our Vessels segment (ii) our warranty costs and order backlog; (iii) our beliefs regarding the sufficiency of working capital and cash flows, and our continued ability to renew or obtain financing on reasonable terms when necessary; (iv) the impact of recently issued accounting pronouncements; (v) our intentions and beliefs relating to our costs, business strategies, and future performance; (vi) our expected financial results; and (vii) our expectations concerning our primary capital and cash flow needs.

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

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of February 28, 2017 have remained unchanged from November 30, 2016, with the exception of the accounting pronouncements adopted discussed in Note 10 of the financial statements. Disclosure of these critical accounting policies is incorporated by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2016.

Results of Operations – Continuing Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for continuing operations for the three-month period ended February 28, 2017 were $4,421,000 compared to $5,713,000 during the same respective period in 2016, a $1,292,000, or 22.6%, decrease for the first fiscal quarter. The decreases in revenue are primarily due to the decreased demand for our agricultural products and decreased revenues in our modular buildings segment. Consolidated gross margin for the three-month period ended February 28, 2017 was 25.2% compared to 28.5% same period in fiscal 2016.

Our first quarter sales at Manufacturing were $3,368,000 compared to $4,198,000 during the same period of 2016, a decrease of $830,000, or 19.8%. The revenue decrease is due to decreased demand across all of our agricultural products. The gross margin of our agricultural products segment for the three-month period ended February 28, 2017 was 25.1% compared to 30.8% for the same period in 2016. Our decreased gross margin is directly related to our decreased sales volume which affords less variable margin to cover fixed costs such as property taxes, salaries, and depreciation.

Our first quarter sales at Scientific were $388,000 compared to $943,000 for the same period in 2016, a decrease of $555,000, or 58.9%. Our decrease in revenue is due to decreases in our sales of our agricultural buildings. Gross margin for the quarter ended February 28, 2017 was 8.0% compared to 20.6% for the same period in 2016. The swings in gross margin are largely attributable to the changes in the timing of our revenues, which affects our variable gross margin available to cover fixed costs such as property taxes, depreciation, and management salaries.

Metals had sales of $665,000 during the three months ended February 28, 2017 compared to $572,000 for the same period in 2016, a 16.3% increase. The increase is due to the slight improvement in the energy industry. Gross margin was 35.3% for the three-month period ended February 28, 2017 compared to 24.3% for the same period of fiscal 2016. Our increased gross margin was largely due to higher revenues with more variable margin to absorb fixed costs, but was slightly offset by increases in our health insurance expenses.

Expenses

Our first fiscal quarter consolidated selling expenses were $485,000 compared to $464,000 for the same period in 2016. The increase in selling expenses is due to increased salary expense compared to the prior year period as we have increased our sales force in the tools and agricultural products segments, which management believes will have a positive impact as this year progresses. Selling expenses as a percentage of sales were 11.0% for the three-month period ended February 28, 2017 compared to 8.1% for the same period in 2016.

Consolidated engineering expenses were $133,000 for the three-month period ended February 28, 2017 compared to $100,000 from the same period in 2016. The increases in engineering expenses are a result of management’s decision to offer new products into the market, which have been well-received at recent trade shows. Engineering expenses as a percentage of sales were 3.0% for the three-month period ended February 28, 2017 compared to 1.8% for the same period in 2016.

Consolidated administrative expenses for the three-month period ended February 28, 2017 were $848,000 compared to $842,000 for the same period in 2016. Administrative expenses as a percentage of sales were 19.2% for the three-month period ended February 28, 2017 compared to 14.7% for the same period in 2016.

Income from Continuing Operations

Consolidated net (loss) from continuing operations was $(254,000) for the three-month period ended February 28, 2017 compared to net income of $134,000 for the same period in 2016. The decreased income from continuing operations was largely due to the decreased revenues for the first fiscal quarter of 2017.

Order Backlog

The consolidated order backlog net of discounts for continuing operations as of March 28, 2017 was $5,717,000 compared to $4,510,000 as of March 28, 2016. The agricultural products segment order backlog was $4,199,000 as of March 28, 2017 compared to $2,927,000 in fiscal 2016. The successful introduction of six new products at recent trade shows accounts for the increase in backlog. The backlog for the modular buildings segment was $1,390,000 as of March 28, 2017, compared to $1,465,000 in fiscal 2016. The backlog for the tools segment was $128,000 as of March 28, 2017, compared to $118,000 in fiscal 2016. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Results of Operations – Discontinued Operations

During our third quarter of fiscal 2016, we made the decision to exit the pressure vessels industry and are currently working to liquidate the assets. We did not have any sales during the first fiscal quarter of 2017 compared to sales of $679,000 during the first quarter of 2016. At this time, we are working to dispose of the remaining assets, primarily the real estate. During the first quarter of 2017, our holding costs for this property were completely offset by sales of scrap material generated in our clean-up process, resulting in a gain on sales assets of $5,000 in fiscal 2017.

Liquidity and Capital Resources

Our primary sources of funds for the three months ended February 28, 2017 were funds received for customer deposits. Our primary uses of cash were costs of operation, purchases of equipment related to our manufacturing of new products, and payments on our line of credit and term debt. We expect our primary capital needs for the remainder of the fiscal year to relate to costs of operation, including production.

We have a revolving line of credit with U.S. Bank, which, following the Third Loan Modification described in further detail in Part II, Item 5, has an availability of $4,500,000, and which, as of February 28, 2017, had an outstanding principal balance of $3,034,114. As amended by the Third Loan Modification, the line of credit is scheduled to mature on September 25, 2017, and is renewable annually. In addition, as amended by the Third Loan Modification, all of our five outstanding term loans with U.S. Bank are scheduled to mature in September of 2017. For additional information about our financing activities, please refer to Note 10 to the audited consolidated financial statements and to the discussion entitled “Liquidity and Capital Resources,” each contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2016, as well as Note 8 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report and a description of the Third Loan Modification governing the U.S. Bank lines of credit and certain term loans included in Part II, Item 5 of this Report..

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

Evaluation of Disclosure Controls and Procedures

The persons serving as our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e), as of the end of the period subject to this Report. Based on this evaluation, the persons serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified by the Securities and Exchange Commission’s rules and forms.

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

On March 30, 2017, the Company, as borrower, and Art’s-Way Scientific, Inc. and Ohio Metal Working Products/Art’s-Way, Inc., as guarantors, entered into a Third Loan Modification Agreement (the “Third Loan Modification”) with U.S. Bank, relating to the Company’s financing obligations to U.S. Bank, as previously amended by a Loan Modification Agreement dated April 27, 2016 (the “Loan Modification”) and a Second Loan Modification Agreement dated July 12, 2016 (the “Second Loan Modification”), both of which were entered into among U.S. Bank, as lender, the Company, as borrower, and Art’s-Way Scientific, Inc., Art’s-Way Vessels, Inc., and Ohio Metal Working Products/Art’s-Way, Inc., as guarantors. The agreements governing the U.S. Bank line of credit and certain term loans include a revolving credit note dated May 1, 2013, which, following the Second Loan Modification, had an availability of $5,000,000 (the “Line of Credit”), a term note dated May 10, 2012 in the original principal amount of $880,000 (the “U.S. Bank UHC Loan”), term notes dated May 1, 2013 in the original principal amounts of $1,006,500, $1,143, 600 and $1,833,510.26 (collectively, the “2013 Term Notes”), and a term note dated May 29, 2014 in the original principal amount of $1,000,000 (the “2014 Term Note”).

The Third Loan Modification changes the maturity date for the Line of Credit, the 2013 Term Notes and the 2014 Term Note to September 25, 2017 and modifies the interest rate for the Line of Credit, the 2013 Term Notes and the 2014 Term Note to 1.5% plus the prime rate, but not less than 5% per annum. The interest rate will be adjusted each time that the prime rate changes. Additionally, the Third Loan Modification reduces the available loan amount on the Line of Credit from $5 million to $4.5 million, reduces the borrowing base from $3.75 million to $3.375 million, and amends the borrowing base calculation to include a reserve that U.S. Bank may deem necessary from time to time.

The Third Loan Modification also amends certain financial covenants that apply to the Line of Credit, the 2013 Term Notes and the 2014 Term Note. The Third Loan Modification (i) removes the requirement that the Company maintain a fiscal year-to-date fixed charge coverage ratio of at least 1.0 to 1.0; (ii) removes the requirement that the Company maintain a fiscal year-to-date EBITDA of $400,000 as of November 30, 2016 (with EBITDA meaning income, plus interest expense, plus income tax expense, plus depreciation expense, plus amortization expense, subject to adjustments in U.S. Bank’s sole discretion), and requires the Company to maintain a fiscal year-to-date EBITDA of $1 as of May 31, 2017, and of $648,000 as of August 31, 2017 and; and (iv) removes the requirement that the Company maintain minimum liquidity as of the end of each month commencing August 31, 2016 of not less than $750,000 (with minimum liquidity meaning unrestricted cash and cash equivalents plus borrowing base availability under each of the Line of Credit, the 2013 Term Notes and the 2014 Term Note), and requires the Company to maintain minimum liquidity as of the end of each month of not less than $500,000. The Third Loan Modification also provides that, with respect to the Line of Credit, upon U.S. Bank’s request, the Company shall engage a reputable turnaround consulting firm of national or regional standing acceptable to U.S. Bank.

In addition to amending the agreements governing the U.S. Bank lines of credit and certain term loans, the Third Loan Modification includes a waiver forgiving the Company’s non-compliance with its covenant to maintain a fiscal year-to-date fixed charge ratio of 1.0 to 1.0 and states that no event of default occurred.

All other terms of the line of credit and five term loans with U.S. Bank remain unchanged, and the agreements relating thereto remain in effect, including the various Business Security Agreements; Pledge Agreements; Mortgage, Security Agreement and Assignment of Rents of Iowa Real Estate; Open-End Mortgage, Security Agreement and Assignment of Rents and Leases (Including Fixture Filing Under Uniform Commercial Code); Collateral Assignment of Dealer’s Notes and Security Agreements; and Continuing Guaranty (Unlimited).

The foregoing description of the material terms of the Third Loan Modification does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the full text of the Third Loan Modification, filed herewith and incorporated by reference herein.

Item 6.	Exhibits.

See “Exhibit Index” on page 23 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date: April 4, 2017	By:	/s/ Carrie L. Gunnerson
Carrie L. Gunnerson
President and Chief Executive Officer

Date: April 4, 2017	By:	/s/ Amber J. Murra
Amber J. Murra
Chief Financial Officer

Art’s-Way Manufacturing Co., Inc.

Exhibit Index

Form 10-Q for the Quarterly Period Ended February 28, 2017

Exhibit No.	Description
10.1	Third Loan Modification Agreement dated March 30, 2017. – filed herewith.
31.1	Certificate of Chief Executive Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
31.2	Certificate of Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
101

The following materials from this report, formatted in XBRL (Extensible Business Reporting Language) are filed herewith: (i) condensed consolidated balance sheets, (ii) condensed consolidated statement of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements.