Form 10-Q
period 2017-05-31
ARTS WAY MANUFACTURING CO INC
filed 2017-07-14
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2017

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 0-5131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

DELAWARE	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5556 Highway 9 Armstrong, Iowa 50514
(Address of principal executive offices)

(712) 864-3131

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]
(Do not check if a smaller reporting company)
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes [ ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]

Number of common shares outstanding as of July 13, 2017: 4,162,752

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	May 31, 2017	November 30, 2016
Assets
Current assets:
Cash	$212,792	$1,063,716
Accounts receivable-customers, net of allowance for doubtful accounts of $17,369 and $22,746 in 2017 and 2016, respectively	1,937,047	1,420,051
Inventories, net	13,955,283	13,529,352
Deferred income taxes	-	1,066,740
Cost and profit in excess of billings	266,246	108,349
Income taxes receivable	249,419	265,924
Assets of discontinued operations	7,500	9,700
Other current assets	432,782	158,087
Total current assets	17,061,069	17,621,919
Property, plant, and equipment, net	6,187,193	7,387,187
Assets held for lease, net	1,131,101	-
Assets held for sale, net	70,000	70,000
Goodwill	375,000	375,000
Other assets of discontinued operations	1,716,397	1,745,528
Deferred income taxes	689,685	-
Other assets	38,309	42,956
Total assets	$27,268,754	$27,242,590
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$3,734,114	$3,284,114
Current portion of long-term debt	2,526,582	1,807,937
Accounts payable	1,393,176	469,481
Customer deposits	642,967	289,195
Billings in Excess of Cost and Profit	196,812	4,297
Accrued expenses	1,008,213	1,019,056
Liabilites of discontinued operations	702,370	182,426
Total current liabilities	10,204,234	7,056,506
Long-term liabilities
Deferred taxes	-	737,519
Long-term liabilities of discontinued operations	-	585,168
Long-term debt, excluding current portion	304,393	1,387,118
Total liabilities	10,508,627	9,766,311
Commitments and Contingencies (Notes 7 and 8)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2017 and 2016; issued 0 shares in 2017 and 2016.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2017 and 2016; issued 4,162,752 in 2017 and 4,109,052 in 2016	41,628	41,091
Additional paid-in capital	2,818,931	2,746,509
Retained earnings	14,213,323	14,990,911
Accumulated other comprehensive income	(307,330)	(302,232)
Treasury stock, at cost (1,838 in 2017 and 0 in 2016 shares)	(6,425)	-
Total stockholders’ equity	16,760,127	17,476,279
Total liabilities and stockholders’ equity	$27,268,754	$27,242,590

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Sales	$4,689,354	$5,297,970	$9,110,522	$11,010,651
Cost of goods sold	3,877,870	3,814,009	7,185,215	7,898,807
Gross profit	811,484	1,483,961	1,925,307	3,111,844
Expenses:
Engineering	132,347	91,725	264,987	191,141
Selling	483,060	431,925	968,441	896,838
General and administrative	917,461	896,746	1,765,695	1,739,327
Total expenses	1,532,868	1,420,396	2,999,123	2,827,306
Income (Loss) from operations	(721,384)	63,565	(1,073,816)	284,538
Other income (expense):
Interest expense	(79,253)	(54,134)	(143,047)	(121,973)
Other	63,245	20,104	114,920	62,297
Total other income (expense)	(16,008)	(34,030)	(28,127)	(59,676)
Income (Loss) from continuing operations before income taxes	(737,392)	29,535	(1,101,943)	224,862
Income tax expense (benefit)	(228,485)	12,610	(339,396)	74,377
Income (Loss) from continuing operations	(508,907)	16,925	(762,547)	150,485
Discontinued Operations
Income (loss) from operations of discontinued segment	(27,665)	(104,994)	(22,789)	(180,119)
Income tax expense (benefit)	(9,012)	(31,498)	(7,748)	(54,035)
Income (Loss) on discontinued operations	(18,653)	(73,496)	(15,041)	(126,084)
Net Income (Loss)	(527,560)	(56,571)	(777,588)	24,401

Earnings (Loss) per share - Basic:
Continuing Operations	$(0.12)	$-	$(0.18)	$0.04
Discontinued Operations	$-	$(0.02)	$-	$(0.03)
Net Income (Loss) per share	$(0.12)	$(0.02)	$(0.18)	$0.01

Earnings (Loss) per share - Diluted:
Continuing Operations	$(0.12)	$-	$(0.18)	$0.04
Discontinued Operations	$-	$(0.02)	$-	$(0.03)
Net Income (Loss) per share	$(0.12)	$(0.02)	$(0.18)	$0.01

Weighted average outstanding shares used to compute basic net income per share	4,158,969	4,101,810	4,142,672	4,088,073
Weighted average outstanding shares used to compute diluted net income per share	4,158,969	4,101,810	4,142,672	4,088,073

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Net Income (Loss)	$(527,560)	$(56,571)	$(777,588)	$24,401
Other Comprehensive Income (Loss)
Foreign currency translation adjustsments	(16,120)	-	(5,098)	-
Total Other Comprehensive Income (Loss)	(16,120)	-	(5,098)	-
Comprehensive (Loss)	$(543,680)	$(56,571)	$(782,686)	$24,401

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	May 31, 2017	May 31, 2016
Cash flows from operations:
Net income (loss) from continuing operations	$(762,547)	$150,485
Net (loss) from discontinued operations	(15,041)	(126,084)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Stock based compensation	72,959	39,429
(Gain)/Loss on disposal of property, plant, and equipment	11,945	(43,884)
Depreciation and amortization expense	342,387	352,091
Bad debt expense	(4,952)	2,255
Deferred income taxes	(360,464)	(17,590)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(512,044)	527,180
Inventories	(425,931)	978,582
Income taxes receivable	16,505	34,766
Other assets	(273,758)	(189,811)
Increase (decrease) in:
Accounts payable	923,695	82,602
Contracts in progress, net	34,618	193,448
Customer deposits	353,772	125,724
Accrued expenses	(10,843)	(205,298)
Net cash provided by operating activities - continuing operations	(594,658)	2,029,979
Net cash provided by (used in) operating activities - discontinued operations	(22,635)	161,453
Net cash provided by operating activities	(617,293)	2,191,432
Cash flows from investing activities:
Purchases of property, plant, and equipment	(293,919)	(61,225)
Net proceeds from sale of assets	12,190	1,170,842
Net cash provided by (used in) investing activities - continuing operations	(281,729)	1,109,617
Net cash provided by (used in) investing activities - discontinued operations	38,736	(8,437)
Net cash provided by (used in) investing activities	(242,993)	1,101,180
Cash flows from financing activities:
Net change in line of credit	450,000	(1,858,046)
Repayment of term debt	(364,080)	(1,551,398)
Repurchases of common stock	(6,425)	-
Net cash (used in) financing activities - continuing operations	79,495	(3,409,444)
Net cash (used in) financing activities - discontinued operations	(65,035)	(62,996)
Net cash (used in) financing activities	14,460	(3,472,440)
Effect of exchange rate changes on cash	(5,098)	-
Net increase (decrease) in cash	(850,924)	(179,828)
Cash at beginning of period	1,063,716	447,334
Cash at end of period	$212,792	$267,506

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$148,203	$140,820
Income taxes	$-	$4,514

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2016. The results of operations for the three and six months ended May 31, 2017 are not necessarily indicative of the results for the fiscal year ending November 30, 2017.

The financial books of our Canadian operation are kept in the functional currency of Canadian dollars and the financial statements are converted to U.S. Dollars for consolidation. When consolidating the financial results of the Company into U.S. Dollars for reporting purposes, the Company uses the All-Current translation method. The All-Current method requires the balance sheet assets and liabilities to be translated to U.S. Dollars at the exchange rate as of period end. Stockholders’ equity is translated at historical exchange rates and retained earnings are translated at an average exchange rate for the period. Additionally, revenue and expenses are translated at average exchange rates for the periods presented. The resulting cumulative translation adjustment is carried on the balance sheet and is recorded in stockholders’ equity for 2017. Since the Company believes that it is more likely than not that no income tax benefit will occur if the foreign equity is sold or liquidated, the cumulative translation adjustment has not been tax adjusted.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three and six months ended May 31, 2017. Actual results could differ from those estimates.

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

Income from discontinued operations, before income taxes in the accompanying Condensed Consolidated Statements of Operations is comprised of the following:

	Three Months Ended
	May 31, 2017	May 31, 2016
Revenue from external customers	$-	$443,119
Gross Profit	(23,527)	15,976
Operating Expense	219	112,586
Income (loss) from operations	(23,746)	(96,610)
Income (loss) before tax	(27,665)	(104,994)

	Six Months Ended
	May 31, 2017	May 31, 2016
Revenue from external customers	$-	$1,122,435
Gross Profit	(23,572)	90,393
Operating Expense	252	258,746
Income (loss) from operations	(23,824)	(168,353)
Income (loss) before tax	(22,789)	(180,119)

The components of discontinued operations in the accompanying Condensed Consolidated Balance Sheets are as follows:

	May 31, 2017	November 30, 2016
Accounts Receivable - Net	$7,500	$9,700
Property, plant, and equipment, net	1,716,397	1,745,528
Assets of discontinued operations	$1,723,897	$1,755,228

Accounts payable	$364	$1,588
Accrued expenses	51,095	50,061
Notes Payable	650,911	715,945
Liabilities of discontinued operations	$702,370	$767,594

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

Basic and diluted earnings (loss) per common share have been computed based on the following as of May 31, 2017 and May 31, 2016:

	For the three months ended
	May 31, 2017	May 31, 2016
Numerator for basic and diluted (loss) earnings per common share:

Net (loss) income from continuing operations	$(508,907)	$16,925
Net (loss) income from discontinued operations	(18,653)	(73,496)
Net (loss) income	$(527,560)	$(56,571)

Denominator:
For basic (loss) earnings per share - weighted average common shares outstanding	4,158,969	4,101,810
Effect of dilutive stock options	-	-
For diluted (loss) earnings per share - weighted average common shares outstanding	4,158,969	4,101,810

Earnings (Loss) per share - Basic:
Continuing Operations	$(0.12)	$0.00
Discontinued Operations	$(0.00)	$(0.02)
Net Income (Loss) per share	$(0.12)	$(0.02)

Earnings (Loss) per share - Diluted:
Continuing Operations	$(0.12)	$0.00
Discontinued Operations	$(0.00)	$(0.02)
Net Income (Loss) per share	$(0.12)	$(0.02)

	For the six months ended
	May 31, 2017	May 31, 2016
Numerator for basic and diluted (loss) earnings per common share:

Net (loss) income from continuing operations	$(762,547)	$150,485
Net (loss) income from discontinued operations	(15,041)	(126,084)
Net (loss) income	$(777,588)	$24,401

Denominator:
For basic (loss) earnings per share - weighted average common shares outstanding	4,142,672	4,088,073
Effect of dilutive stock options	-	-
For diluted (loss) earnings per share - weighted average common shares outstanding	4,142,672	4,088,073

Earnings (Loss) per share - Basic:
Continuing Operations	$(0.18)	$0.04
Discontinued Operations	$(0.00)	$(0.03)
Net Income (Loss) per share	$(0.18)	$0.01

Earnings (Loss) per share - Diluted:
Continuing Operations	$(0.18)	$0.04
Discontinued Operations	$(0.00)	$(0.03)
Net Income (Loss) per share	$(0.18)	$0.01

5)	Inventory

Major classes of inventory are:

	May 31, 2017	November 30, 2016
Raw materials	$9,400,811	$8,568,624
Work in process	420,553	509,198
Finished goods	6,645,239	7,054,736
	$16,466,603	$16,132,558
Less: Reserves	(2,511,320)	(2,603,206)
	$13,955,283	$13,529,352

6)	Accrued Expenses

Major components of accrued expenses are:

	May 31, 2017	November 30, 2016
Salaries, wages, and commissions	$584,568	$542,449
Accrued warranty expense	152,964	134,373
Other	270,681	342,234
	$1,008,213	$1,019,056

7)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 6. Changes in the Company’s product warranty liability for the three and six months ended May 31, 2017 and May 31, 2016 are as follows:

	For the three months ended
	May 31, 2017	May 31, 2016
Balance, beginning	$125,672	$178,978
Settlements / adjustments	(36,186)	(71,786)
Warranties issued	63,478	39,356
Balance, ending	$152,964	$146,548

	For the six months ended
	May 31, 2017	May 31, 2016
Balance, beginning	$134,373	$179,531
Settlements / adjustments	(109,135)	(153,078)
Warranties issued	127,726	120,095
Balance, ending	$152,964	$146,548

8)	Loan and Credit Agreements

The Company maintains a revolving line of credit and term loans with U.S. Bank as well as a term loan with The First National Bank of West Union (n/k/a Bank 1st). Pursuant to a Third Loan Modification Agreement dated March 30, 2017 (the “Loan Modification”) entered into among U.S. Bank, as lender, the Company, as borrower, and Art’s-Way Scientific, Inc., Art’s-Way Vessels, Inc., and Ohio Metal Working Products/Art’s-Way, Inc., as guarantors, the agreements governing the U.S. Bank line of credit and certain term loans were amended effective as of May 1, 2017 with respect to certain modifications to the U.S. Bank UHC Loan (as defined below) and effective as of April 1, 2017 with respect to all other loan modification terms. The description that follows reflects such arrangements as amended by the Loan Modification.

U.S. Bank Revolving Line of Credit

The Company has a $4,500,000 revolving line of credit (the “Line of Credit”) with U.S. Bank that was obtained on May 1, 2013, which is renewable annually with advances funding the Company’s working capital needs. As of May 31, 2017, the Company had a principal balance of $3,734,114 outstanding against the Line of Credit, with $657,766 remaining available, limited by the borrowing base calculation. The maturity date of the Line of Credit is September 25, 2017. The Line of Credit is secured by real property and fixed asset collateral. The Line of Credit states that the borrowing base will be an amount equal to the sum of 75% of accounts receivable (discounted for aged accounts and customer balances exceeding 20% of aggregate receivables), plus 50% of inventory (this component cannot exceed $3,375,000 and only includes finished goods and raw materials deemed to be in good condition and not obsolete), less any outstanding loan balance of the Line of Credit, undrawn amounts of outstanding letters of credit issued by U.S. Bank or any affiliate, and any reserves that U.S. Bank may deem necessary to maintain. Monthly interest-only payments are required and the unpaid principal and accrued interest is due on the maturity date. The Company’s obligations under the Line of Credit are evidenced by a Revolving Credit Note effective May 1, 2013, a Revolving Credit Agreement dated May 1, 2013, as amended, and certain other ancillary documents.

The Line of Credit is subject to: (i) a minimum interest rate of 5.0% per annum; and (ii) an unused fee which accrues at the rate of 0.25% per annum on the average daily amount by which the amount available for borrowing under the Line of Credit exceeds the outstanding principal amount.

As of May 31, 2017, the interest rate on the Line of Credit was the minimum of 5.0%.

U.S. Bank Term Loans

On May 10, 2012, the Company obtained $880,000 in long-term debt from U.S. Bank issued to acquire the building and property of Universal Harvester Co., Inc. located in Ames, Iowa (the “U.S. Bank UHC Loan”), the assets and operations of which are now held by Art’s Way Manufacturing Co., Inc. in Armstrong, Iowa. The maturity date of this loan is September 25, 2017, and the interest rate is an annual rate equal to 1.5% plus the prime rate, but not less than 5%. The interest rate will be adjusted each time that the prime rate changes. The principal balance of this loan was $271,825 as of May 31, 2017. This loan was secured by a mortgage on the building and property acquired from Universal Harvester Co., Inc. in Ames, Iowa, pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 10, 2012, which was released upon the sale of our Ames, Iowa facility. The U.S. Bank UHC Loan is also secured by a mortgage on the building and property in Monona, Iowa, pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 1, 2013 and a mortgage on the building and property owned by the Company in Dubuque, Iowa, pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company (as successor by merger to Art’s-Way Vessels, Inc.) and U.S. Bank, dated May 1, 2013. On May 1, 2013, the U.S. Bank UHC Loan and the mortgage were amended to extend the mortgage to secure the 2013 Term Notes (defined below) in addition to the U.S. Bank UHC Loan.

Three of the Company’s outstanding term loans were obtained from U.S. Bank on May 1, 2013. The principal balance of these loans totaled $1,878,549 at May 31, 2017, and they accrue interest at a rate of 1.5% plus the prime rate, with a minimum of 5% per annum (the “2013 Term Notes”). The interest rate will be adjusted each time that the prime rate changes. There was previously also a fourth term loan obtained from U.S. Bank on May 1, 2013, but the Company voluntarily paid off and terminated the note and the related Term Loan Agreement on February 10, 2016. The payoff amount of $1,078,196 included principal and accrued and unpaid interest. As detailed in the Company’s debt summary below, monthly principal and interest payments in the aggregate amount of $46,672 are required on the remaining 2013 Term Notes, with a maturity date of September 25, 2017.

The Company obtained a term loan from U.S. Bank on May 29, 2014 in the original principal amount of $1,000,000 (the “2014 Term Note”). The 2014 Term Note had a principal balance of $887,164 at May 31, 2017 and accrues interest at a rate of 1.5% plus the prime rate, with a minimum of 5% per annum. The interest rate will be adjusted each time that the prime rate changes. The Company took on the 2014 Term Note in order to partially pay down a draw on its revolving line of credit that it had used to finance the purchase of the building and property of Ohio Metal Working Products Company in Canton, Ohio. The maturity date of the 2014 Term Note is September 25, 2017. This loan is secured by a mortgage on the building and property acquired from Ohio Metal Working Products Company in Canton, Ohio pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 29, 2014, and is also subject to a Business Security Agreement between Ohio Metal Working Products/Art’s Way, Inc. (“Ohio Metal”) and U.S. Bank and a Continuing Guaranty (Unlimited) by Ohio Metal. Each of the Company’s term loans from U.S. Bank is governed by a Term Note and a Term Loan Agreement.

U.S. Bank Covenants

As of May 31, 2017, the U.S. Bank UHC Loan was not subject to financial covenants. However, under the U.S. Bank UHC Loan, the Company was required to provide to U.S. Bank information concerning its business affairs and financial condition as U.S. Bank may reasonably request, as well as annual financial statements prepared by an accounting firm acceptable to U.S. Bank within 120 days of the end of the year without request.

The Line of Credit, the 2013 Term Notes and the 2014 Term Note require the Company to maintain (i) a fiscal year-to-date EBITDA (with EBITDA meaning income, plus interest expense, plus income tax expense, plus depreciation expense, plus amortization expense, subject to adjustments in U.S. Bank’s sole discretion) of $1 as of May 31, 2017, and of $648,000 as of August 31, 2017, and (ii) minimum liquidity as of the end of each month of not less than $500,000 (with minimum liquidity meaning unrestricted cash and cash equivalents plus borrowing base availability under the Line of Credit, the 2013 Term Notes and the 2014 Term Note). The Company must also provide to U.S. Bank a 13-week cash flow forecast on Tuesday of each week, a detailed backlog report by segment as of the last day of each calendar month, monthly internally prepared financial reports, year-end audited financial statements, and a monthly aging of accounts receivable, and must deliver along with any financial statements delivered to U.S. Bank a certificate of compliance executed by the Company’s chief financial officer certifying the Company’s compliance with the financial covenants. With respect to the Line of Credit, upon U.S. Bank’s request, the Company shall engage a reputable turnaround consulting firm of national or regional standing acceptable to U.S. Bank.

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

If the Company or its subsidiaries (as guarantors pursuant to continuing guaranties) commits an event of default with respect to the U.S. Bank UHC Loan, 2013 Term Notes, 2014 Term Note, or Line of Credit and fails or is unable to cure that default, the interest rate on each of the loans and Line of Credit could increase by 5.0% per annum, U.S. Bank may immediately terminate its obligation, if any, to make additional loans to the Company, and U.S. Bank may accelerate the Company’s obligations under the applicable loan or line of credit. U.S. Bank shall also have all other rights and remedies for default provided by the Uniform Commercial Code, as well as any other applicable law and the various loan agreements, including, without limitation, the right to repossess, render unusable and/or dispose of the collateral without judicial process. In addition, in an event of default, U.S. Bank may foreclose on mortgaged property pursuant to the terms of the Mortgages.

The Company was in compliance with all covenants under the Line of Credit, the 2013 Term Notes and the 2014 Term Note as measured on May 31, 2017, other than the fiscal year-to-date EBIDTA requirement of $1. The main reason for the non-compliance result as of May 31, 2017 was the net loss from continuing operations. While we are in technical default under the Line of Credit, the 2013 Term Notes and the 2014 Term Note, no notice has been received from U.S. Bank with respect to acceleration of obligations thereunder. We are currently in negotiation with U.S. Bank regarding a forbearance or similar arrangement. The next measurement date is August 31, 2017.

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

Debt Summary

A summary of the Company’s term debt is as follows:

	May 31, 2017	November 30, 2016

U.S. Bank loan payable in monthly installments of $9,600 plus interest at 5.0%, due September 25, 2017	$575,192	$632,126

U.S. Bank loan payable in monthly installments of $10,965 plus interest at 5.0%, due September 25, 2017	650,911	715,945

U.S. Bank loan payable in monthly installments of $26,107 plus interest at 5.0%, due September 25, 2017	652,446	808,096

U.S. Bank loan payable in monthly installments of $10,960 plus interest at 5.0%, due September 25, 2017	271,825	337,147

U.S. Bank loan payable in monthly installments of $4,301 plus interest at 5.0%, due September 25, 2017	887,164	904,751

Iowa Finance Authority loan payable in monthly installments of $12,500 including interest at 2.75%, due June 1, 2020	444,347	512,935
Total term debt	$3,481,885	$3,911,000
Less current portion of term debt	2,526,581	1,807,937
Term debt of discontinued operations	650,911	715,945
Term debt, excluding current portion	$304,393	$1,387,118

9)	Assets Available for Sale and Assets Held for Lease

Major components of assets available for sale (excluding assets of discontinued operations as discussed in Note 3 “Discontinued Operations”) are:

	May 31, 2017	November 30, 2016
Ames, Iowa powder coat paint system	$70,000	$70,000
	$70,000	$70,000

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

We have discontinued all of our production in our West Union facility, and are now leasing the facility to a third party. Therefore, we have reclassified that facility to net assets held for lease of $1,131,101 as of May 31, 2017.

10)	Recently Issued Accounting Pronouncements

Adopted Accounting Pronouncements

Going Concern

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern” which is authoritative guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures, codified in ASC 205-40, Going Concern. The guidance provides a definition of the term substantial doubt, requires an evaluation every reporting period including interim periods, provides principles for considering the mitigating effect of management’s plans, requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, requires an express statement and other disclosures when substantial doubt is not alleviated, and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016. The Company has adopted this guidance for the year ending November 30, 2017, and it will apply to each interim and annual period thereafter. Its adoption has not had a material effect on the Company’s consolidated financial statements other than the increased disclosures.

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

Accounting Pronouncements Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which supersedes the guidance in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and is to be applied retrospectively, with early application not permitted. The Company is evaluating the new standard, and at this time believes that its Scientific segment will be impacted most significantly by this standard. We believe that this segment will need to work to revise our standard contracts with customers to more clearly define the rights and considerations transferred at the various milestones identified in the contracts. The Company believes that the other segments already have the necessary tools to evaluate our revenues in a manner consistent with the application of this standard, and will have the ability to meet the disclosure requirements using current systems. The Company continues to research and assess the implications of the adoption of this standard on our consolidated financial statements.

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

The 2011 Plan permits the plan administrator to award nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance awards, and stock appreciation rights to employees (including officers), directors, and consultants.  The Board of Directors has approved a director compensation policy pursuant to which non-employee directors are automatically granted restricted stock awards of 1,000 shares of common stock annually or initially upon their election to the Board, which are fully vested. During the first six months of fiscal 2017, 45,700 restricted stock awards have been issued to various employees, directors, and consultants, which vest over the next three years, and 6,000 restricted stock awards were issued to the directors upon their election in April 2017 for a total of 51,700 year-to-date.

Stock options granted prior to January 27, 2011 are governed by the applicable Prior Plan and the forms of agreement adopted thereunder.

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. We estimate the fair value of each stock-based option award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. No stock options were granted during the three and six months ended May 31, 2017 or in the same respective period of fiscal 2016. We incurred a total of $46,402 and $72,959 of stock-based compensation expense for restricted stock awards during the three and six months ended May 31, 2017, compared to $28,177 and $39,429 of stock-based compensation expense for restricted stock awards and stock options for the same respective periods of fiscal 2016.

12)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At May 31, 2017, and November 30, 2016, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts approximate fair value because of the short maturity of these instruments. The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

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

	Three Months Ended May 31, 2017
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$3,162,000	$888,000	$639,000	$4,689,000
Income (loss) from operations	(657,000)	(19,000)	(45,000)	$(721,000)
Income (loss) before tax	(647,000)	(34,000)	(56,000)	$(737,000)
Total Assets	19,443,000	3,400,000	2,702,000	$25,545,000
Capital expenditures	75,000	-	24,000	$99,000
Depreciation & Amortization	126,000	14,000	32,000	$172,000

	Three Months Ended May 31, 2016
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$3,567,000	$1,250,000	$481,000	$5,298,000
Income (loss) from operations	(96,000)	203,000	(43,000)	$64,000
Income (loss) before tax	(118,000)	199,000	(51,000)	$30,000
Total Assets	20,415,000	2,626,000	2,648,000	$25,689,000
Capital expenditures	25,000	-	10,000	$35,000
Depreciation & Amortization	132,000	16,000	31,000	$179,000

	Six Months Ended May 31, 2017
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$6,530,000	$1,276,000	$1,304,000	$9,110,000
Income (loss) from operations	(877,000)	(173,000)	(25,000)	$(1,075,000)
Income (loss) before tax	(865,000)	(192,000)	(45,000)	$(1,102,000)
Total Assets	19,442,000	3,400,000	2,702,000	$25,545,000
Capital expenditures	204,000	-	90,000	$294,000
Depreciation & Amortization	251,000	28,000	63,000	$342,000

	Six Months Ended May 31, 2016
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$7,765,000	$2,193,000	$1,053,000	$11,011,000
Income (loss) from operations	152,000	212,000	(79,000)	$285,000
Income (loss) before tax	115,000	206,000	(95,000)	$226,000
Total Assets	20,415,000	2,626,000	2,648,000	$25,689,000
Capital expenditures	29,000	-	33,000	$62,000
Depreciation & Amortization	260,000	31,000	61,000	$352,000

*Segment figures in the table may not sum to the consolidated total due to rounding.

14)	Going Concern

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During fiscal 2017, the Company has incurred operating losses from continuing operations, which has depleted working capital. The Company expects further losses during the continued depressed agricultural economy. There can be no assurance that the Company will have adequate capital resources to fund planned operations or that any additional funds will be available to the company when needed, or if available, will be available on favorable terms in the amounts required by the Company. There is also no assurance that the Company will have adequate capital to pay the scheduled maturities of term debt, referenced in more detail in Note 8 “Loan and Credit Agreements.” These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is currently implementing several strategies aimed at alleviating our working capital shortages for the duration of the decreased economic cycle. At this time, our Dubuque facility is available for sale. Should we be able to complete a real estate sale in the near future, our bank borrowings would be decreased, and the remainder of the funds could be used to fund working capital for a time. Our facility in West Union is currently held for lease. and if sold, would also provide funds to decrease bank borrowings and fund working capital. The Company is reviewing options to address the liquidity concerns, and is actively working to restructure our debt with longer amortizations and reduced payments, while reducing our working capital needs through expense reductions. Another liquidity improvement strategy being reviewed includes the possibility of raising additional capital. There is no assurance that the Company will be successful in these strategies.

15)	Subsequent Event

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2016. Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our expectations regarding our plan to dispose of the assets of our Vessels segment (ii) our warranty costs and order backlog; (iii) our beliefs regarding the sufficiency of working capital and cash flows, and our continued ability to renew or obtain financing on reasonable terms when necessary; (iv) the impact of recently issued accounting pronouncements; (v) our intentions and beliefs relating to our costs, business strategies, and future performance; (vi) our expected financial results; and (vii) our expectations concerning our primary capital and cash flow needs.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) the impact of tightening credit markets on our ability to continue to obtain financing on reasonable terms; (ii) our ability to repay current debt, continue to meet debt obligations and comply with financial covenants; (iii) obstacles related to integration of acquired product lines and businesses; (iv) obstacles related to liquidation of product lines and segments (v) the effect of general economic conditions, including consumer and governmental spending, on the demand for our products and the cost of our supplies and materials; (vi) fluctuations in seasonal demand and our production cycle; (vii) our ability to continue as a going concern and (viii) other factors described from time to time in our reports to the SEC. We do not intend to update the forward-looking statements contained in this report other than as required by law. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of May 31, 2017 have remained unchanged from November 30, 2016, with the exception of the accounting pronouncements adopted discussed in Note 10 of the financial statements. Disclosure of these critical accounting policies is incorporated by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2016.

Results of Operations – Continuing Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for continuing operations for the three and six-month periods ended May 31, 2017 were $4,689,000 and $9,111,000 compared to $5,298,000 and $11,011,000 during the same respective periods in 2016, a $609,000 or 11.5%, decrease for the second fiscal quarter and a $1,900,000 or 17.3% decrease for the six months. The decreases in revenue are primarily due to the decreased demand for our agricultural products and modular buildings. Consolidated gross margin for the three-month period ended May 31, 2017 was 17.3% compared to 28.0% in the same period in fiscal 2016. Consolidated gross margin for the six-month period ended May 31, 2017 was 21.1% compared to 28.3% for the same period in fiscal 2016. These decreased gross margins are largely attributable to the agricultural products segment.

Our second quarter sales at Manufacturing were $3,162,000 compared to $3,567,000 during the same period of 2016, a decrease of $405,000, or 11.4%. Our year-to-date sales at Manufacturing were $6,530,000 compared to $7,765,000 during the same period of 2016, a decrease of $1,235,000, or 15.9%. The revenue decrease is due to decreased demand across all of our agricultural products. Also, during the second quarter of 2017 we began full production of a new product, a commercial forage box. The prototype and subsequent production of this product took longer than expected, and delayed the delivery of a portion of these orders until the third quarter of fiscal 2017. The gross margin of our agricultural products segment for the three-month period ended May 31, 2017 was 13.8% compared to 26.3% for the same period in 2016. The gross margin of our agricultural products segment for the six-month period ended May 31, 2017 was 19.7% compared to 28.8% for the same period in 2016. Our decreased gross margin was negatively impacted by our decreased sales volume which affords less variable margin to cover fixed costs such as property taxes, salaries, and depreciation. Another significant factor in the decreased margin is the inefficiencies in labor during the start-up of the production process for our commercial forage box.

Our second quarter sales at Scientific were $888,000 compared to $1,250,000 for the same period in 2016, a decrease of $362,000, or 29.0%. Our year to date sales at Scientific were $1,276,000 compared to $2,193,000 for the same period in 2016, a decrease of $917,000, or 41.8%. Our decrease in revenue is largely due to decreases in our sales of our agricultural buildings, which have been negatively impacted by the current depressed livestock markets. Gross margin for the three and six-month periods ended May 31, 2017 was 20.5% and 16.7% compared to 34.3% and 28.4% for the same respective periods in 2016. We have been experiencing some overruns on our current projects that are negatively affecting our gross margins.

Metals had sales of $639,000 and $1,304,000 during the three and six-months ended May 31, 2017 compared to $481,000 and $1,053,000 for the same respective periods in 2016, a 32.8% and 23.8% increase, respectively. The increase is due to the slight improvement in the energy industry and the additional efforts of our increased sales staff. Gross margin was 30.2% and 32.8% for the three and six-month periods ended May 31, 2017 compared to 24.1% and 24.2% for the same respective periods of fiscal 2016. Our increased gross margin was largely due to higher revenues with more variable margin to absorb fixed costs, but was slightly offset by increases in our health insurance expenses.

Expenses

Our second fiscal quarter consolidated selling expenses were $483,000 compared to $432,000 for the same period in 2016. Our year-to-date selling expenses were $968,000 in fiscal 2017 compared to $897,000 for the same period in fiscal 2016. The increase in selling expenses is due to increased salary expense compared to the prior year period as we have increased our sales force in the tools and agricultural products segments, which management believes will have a positive impact as this year progresses. Selling expenses as a percentage of sales were 10.3% and 10.6% for the three and six-month periods ended May 31, 2017 compared to 8.2% and 8.1% for the same respective periods in 2016.

Consolidated engineering expenses were $132,000 and $265,000 for the three and six-month periods ended May 31, 2017 compared to $92,000 and $191,000 from the same respective periods in 2016. The increases in engineering expenses are a result of management’s decision to offer new products into the market, which have been well-received at recent trade shows. Engineering expenses as a percentage of sales were 2.8% and 2.9% for the three and six-month periods ended May 31, 2017 compared to 1.7% for both the three and six-months periods in 2016.

Consolidated administrative expenses for the three and six-month periods ended May 31, 2017 were $917,000 and $1,766,000 compared to $897,000 and $1,739,000 for the same respective periods in 2016. These increases are largely due to the vesting of stock based compensation issued in fiscal 2016 and 2017. Administrative expenses as a percentage of sales were 19.6% and 19.4% for the three and six-month periods ended May 31, 2017 compared to 16.9% and 15.8% for the same periods in 2016.

Income from Continuing Operations

Consolidated net (loss) from continuing operations was $(509,000) for the three-months and $(763,000) for the six-months period ended May 31, 2017 compared to net income of $17,000 and $150,000 for the same respective periods in 2016. The decreased income from continuing operations was largely due to the decreased revenues for the first half of 2017.

Order Backlog

The consolidated order backlog net of discounts for continuing operations as of July 10, 2017 was $3,874,000 compared to $3,089,000 as of July 10, 2016. The agricultural products segment order backlog was $3,229,000 as of July 10, 2017 compared to $2,502,000 in fiscal 2016. The backlog for the modular buildings segment was $494,000 as of July 10, 2017, compared to $528,000 in fiscal 2016. The backlog for the tools segment was $151,000 as of July 10, 2017, compared to $59,000 in fiscal 2016. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Results of Operations – Discontinued Operations

During our third quarter of fiscal 2016, we made the decision to exit the pressure vessels industry and are currently working to liquidate the assets. We did not have any sales during the three and six months ended May 31, 2017 compared to sales of $443,000 and $1,122,000 for the same respective periods in 2016. At this time, we are working to dispose of the remaining assets, primarily the real estate. During the first six months of fiscal 2017, our holding costs for this property were somewhat offset by sales of scrap material generated in our clean-up process, resulting in a loss before tax on discontinued operations of $23,000.

Liquidity and Capital Resources

Our primary sources of funds for the three and six months ended May 31, 2017 were funds received for customer deposits and borrowings on our line of credit. Our primary uses of cash were costs of operation, purchases of inventory related to our new product offerings, purchases of equipment related to our manufacturing of new products, and payments on our term debt. We expect our primary capital needs for the remainder of the fiscal year to relate to costs of operation, including production.

We have a revolving line of credit with U.S. Bank with an availability of $4,500,000, and which, as of May 31, 2017, had an outstanding principal balance of $3,734,114. The line of credit is scheduled to mature on September 25, 2017, and is renewable annually. In addition, all of our five outstanding term loans with U.S. Bank are scheduled to mature in September of 2017. For additional information about our financing activities, please refer to Note 10 to the audited consolidated financial statements and to the discussion entitled “Liquidity and Capital Resources,” each contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2016, as well as Note 8 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

We do not believe that our cash flows from operations and current financing arrangements will provide sufficient cash to finance operations and pay debt when due during the next twelve months. At this time, we are working to procure financing on more favorable schedules; however, there is no assurance we will be able to do so. We are also working to liquidate one of our real estate holdings to provide additional working capital and to pay down some debt. We expect to continue to rely on cash from financing activities to supplement our cash flows from operations in order to meet our liquidity and capital expenditure needs in the near future.

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

ART’S-WAY MANUFACTURING CO., INC.

Date: July 14, 2017	By: /s/ Carrie L. Gunnerson
Carrie L. Gunnerson
President and Chief Executive Officer

Date: July 14, 2017	By: /s/ Amber J. Murra
Amber J. Murra
Chief Financial Officer

Art’s-Way Manufacturing Co., Inc.

Exhibit Index

Form 10-Q for the Quarterly Period Ended May 31, 2017

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