Form 10-Q
period 2017-08-31
ARTS WAY MANUFACTURING CO INC
filed 2017-10-06
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2017

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 0-5131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

DELAWARE	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes [ ] No [x]

Number of common shares outstanding as of October 2, 2017: 4,158,752

Art’s-Way Manufacturing Co., Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	August 31, 2017	November 30, 2016
Assets
Current assets:
Cash	$393,276	$1,063,716
Accounts receivable-customers, net of allowance for doubtful accounts of $36,642 and $22,746 in 2017 and 2016, respectively	2,416,119	1,420,051
Inventories, net	13,180,464	13,529,352
Deferred income taxes	-	1,066,740
Cost and profit in excess of billings	9,867	108,349
Income taxes receivable	-	265,924
Assets of discontinued operations	22,034	9,700
Other current assets	315,064	158,087
Total current assets	16,336,824	17,621,919
Property, plant, and equipment, net	6,076,275	7,387,187
Assets held for lease, net	1,232,940	-
Assets held for sale, net	70,000	70,000
Goodwill	375,000	375,000
Other assets of discontinued operations	1,714,198	1,745,528
Deferred income taxes	649,054	-
Other assets	37,487	42,956
Total assets	$26,491,778	$27,242,590
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$3,734,114	$3,284,114
Current portion of long-term debt	2,374,665	1,807,937
Accounts payable	1,340,209	469,481
Customer deposits	124,225	289,195
Billings in Excess of Cost and Profit	88,800	4,297
Accrued expenses	1,033,694	1,019,056
Liabilites of discontinued operations	656,058	182,426
Income taxes payable	3,100	-
Total current liabilities	9,354,865	7,056,506
Long-term liabilities
Deferred taxes	-	737,519
Long-term liabilities of discontinued operations	-	585,168
Long-term debt, excluding current portion	268,805	1,387,118
Total liabilities	9,623,670	9,766,311
Commitments and Contingencies (Notes 7 and 8)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2017 and 2016; issued 0 shares in 2017 and 2016.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2017 and 2016; issued 4,158,752 in 2017 and 4,109,052 in 2016	41,587	41,091
Additional paid-in capital	2,838,238	2,746,509
Retained earnings	14,236,529	14,990,911
Accumulated other comprehensive income	(241,821)	(302,232)
Treasury stock, at cost (1,838 in 2017 and 0 in 2016 shares)	(6,425)	-
Total stockholders’ equity	16,868,108	17,476,279
Total liabilities and stockholders’ equity	$26,491,778	$27,242,590

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Sales	$6,549,772	$6,431,217	$15,660,294	$17,441,869
Cost of goods sold	5,104,826	5,189,532	12,290,041	13,088,340
Gross profit	1,444,946	1,241,685	3,370,253	4,353,529
Expenses:
Engineering	107,944	123,653	372,932	314,794
Selling	432,562	456,037	1,401,003	1,352,875
General and administrative	795,200	879,160	2,560,894	2,618,488
Total expenses	1,335,706	1,458,850	4,334,829	4,286,157
Income (Loss) from operations	109,240	(217,165)	(964,576)	67,372
Other income (expense):
Interest expense	(92,351)	(60,537)	(235,398)	(182,510)
Other	75,236	53,884	190,155	116,181
Total other income (expense)	(17,115)	(6,653)	(45,243)	(66,329)
Income (Loss) from continuing operations before income taxes	92,125	(223,818)	(1,009,819)	1,043
Income tax expense (benefit)	50,477	(74,142)	(288,919)	236
Income (Loss) from continuing operations	41,648	(149,676)	(720,900)	807
Discontinued Operations
Income (loss) from operations of discontinued segment	(26,449)	(207,203)	(49,238)	(387,321)
Income tax expense (benefit)	(8,008)	(68,600)	(15,756)	(122,636)
Income (Loss) on discontinued operations	(18,441)	(138,603)	(33,482)	(264,685)
Net Income (Loss)	23,207	(288,279)	(754,382)	(263,878)

Earnings (Loss) per share - Basic:
Continuing Operations	$0.01	$(0.04)	$(0.17)	$-
Discontinued Operations	$-	$(0.03)	$(0.01)	$(0.06)
Net Income (Loss) per share	$0.01	$(0.07)	$(0.18)	$(0.06)

Earnings (Loss) per share - Diluted:
Continuing Operations	$0.01	$(0.04)	$(0.17)	$-
Discontinued Operations	$-	$(0.03)	$(0.01)	$(0.06)
Net Income (Loss) per share	$0.01	$(0.07)	$(0.18)	$(0.06)

Weighted average outstanding shares used to compute basic net income per share	4,161,421	4,105,704	4,148,966	4,093,993
Weighted average outstanding shares used to compute diluted net income per share	4,161,421	4,105,704	4,148,966	4,093,993

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
Net Income (Loss)	$23,207	$(288,279)	$(754,382)	$(263,878)
Other Comprehensive Income (Loss)
Foreign currency translation adjustsments	65,509	-	60,411	-
Total Other Comprehensive Income (Loss)	65,509	-	60,411	-
Comprehensive (Loss)	$88,716	$(288,279)	$(693,971)	$(263,878)

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	August 31, 2017	August 31, 2016
Cash flows from operations:
Net income (loss) from continuing operations	$(720,900)	$807
Net (loss) from discontinued operations	(33,482)	(264,685)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Stock based compensation	92,225	70,846
Unrealized foreign currency loss		-
Impairment of Asset Available for Sale	-	-
(Gain)/Loss on disposal of property, plant, and equipment	20,824	(26,473)
Depreciation and amortization expense	516,642	516,904
Impairment of goodwill	-	-
Bad debt expense	15,452	24,527
Deferred income taxes	(319,833)	(64,969)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,011,520)	(842,313)
Inventories	348,888	1,517,567
Income taxes receivable	265,924	192,041
Other assets	(155,776)	(233,758)
Increase (decrease) in:
Accounts payable	870,377	622,394
Contracts in progress, net	182,985	(147,356)
Customer deposits	(164,970)	(100,631)
Income taxes payable	3,100	-
Accrued expenses	14,638	(247,339)
Net cash provided by (used in) operating activities - continuing operations	(41,944)	1,282,247
Net cash provided by (used in) operating activities - discontinued operations	(69,028)	82,632
Net cash provided by (used in) operating activities	(110,972)	1,364,879
Cash flows from investing activities:
Purchases of property, plant, and equipment	(472,031)	(114,376)
Net proceeds from sale of assets	17,156	1,173,492
Net cash provided by (used in) investing activities - continuing operations	(454,875)	1,059,116
Net cash provided by (used in) investing activities - discontinued operations	40,936	(19,068)
Net cash provided by (used in) investing activities	(413,939)	1,040,048
Cash flows from financing activities:
Net change in line of credit	450,000	(525,542)
Repayment of term debt	(551,585)	(1,730,774)
Repurchases of common stock	(6,425)	-
Net cash (used in) financing activities - continuing operations	(108,010)	(2,256,316)
Net cash (used in) financing activities - discontinued operations	(97,930)	(94,789)
Net cash (used in) financing activities	(205,940)	(2,351,105)
Effect of exchange rate changes on cash	60,411	-
Net increase (decrease) in cash	(670,440)	53,822
Cash at beginning of period	1,063,716	447,231
Cash at end of period	$393,276	$501,053

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$247,330	$202,007
Income taxes	$-	$4,872

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2016. The results of operations for the three and nine months ended August 31, 2017 are not necessarily indicative of the results for the fiscal year ending November 30, 2017.

The financial books of the Company’s Canadian operation are kept in the functional currency of Canadian dollars and the financial statements are converted to U.S. Dollars for consolidation. When consolidating the financial results of the Company into U.S. Dollars for reporting purposes, the Company uses the All-Current translation method. The All-Current method requires the balance sheet assets and liabilities to be translated to U.S. Dollars at the exchange rate as of quarter end. Stockholders’ equity is translated at historical exchange rates and retained earnings are translated at an average exchange rate for the period. Additionally, revenue and expenses are translated at average exchange rates for the periods presented. The resulting cumulative translation adjustment is carried on the balance sheet and is recorded in stockholders’ equity for 2017. Since the Company believes that it is more likely than not that no income tax benefit will occur if the foreign equity is sold or liquidated, the cumulative translation adjustment has not been tax adjusted.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three and nine months ended August 31, 2017. Actual results could differ from those estimates.

3)	Discontinued Operations

Effective October 31, 2016, the Company discontinued the operations of its Vessels segment in order to focus its efforts and resources on the business segments that have historically been more successful and that are expected to present greater opportunities for meaningful long-term shareholder returns. The Company’s plan is to dispose of these assets over the next several quarters. At this time, the Company is working to dispose of the remaining assets, primarily the real estate.

As Vessels was a unique business unit of the Company, its liquidation was a strategic shift. In accordance with Accounting Standard Code Topic 360, the Company has classified Vessels as discontinued operations for all periods presented.

Income from discontinued operations, before income taxes in the accompanying Condensed Consolidated Statements of Operations, is comprised of the following:

	Art's Way Vessels
	Three Months Ended
	August 31, 2017	August 31, 2016
Revenue from external customers	$-	$358,253

Gross Profit	-	(97,357)
Operating Expense	17,082	104,113

Income (loss) from operations	(17,082)	(201,470)

Income (loss) before tax	(26,449)	(207,203)

	Art's Way Vessels
	Nine Months Ended
	August 31, 2017	August 31, 2016
Revenue from external customers	$-	$1,480,688

Gross Profit	-	(6,965)
Operating Expense	40,905	362,859

Income (loss) from operations	(40,905)	(369,824)

Income (loss) before tax	(49,238)	(387,321)

The components of discontinued operations in the accompanying Condensed Consolidated Balance Sheets are as follows:

	August 31, 2017	November 30, 2016
Cash	$14,534	$-
Accounts Receivable - Net	7,500	9,700
Property, plant, and equipment, net	1,714,198	1,745,528
Assets of discontinued operations	$1,736,232	$1,755,228

Accounts payable	$-	$1,588
Accrued expenses	38,042	50,061
Notes Payable	618,016	715,945
Liabilities of discontinued operations	$656,058	$767,594

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

Basic and diluted earnings (loss) per common share have been computed based on the following as of August 31, 2017 and August 31, 2016:

	For the three months ended
	August 31, 2017	August 31, 2016
Numerator for basic and diluted (loss) earnings per common share:

Net (loss) income from continuing operations	$41,648	$(149,676)
Net (loss) income from discontinued operations	(18,441)	(138,603)
Net (loss) income	$23,207	$(288,279)

Denominator:
For basic (loss) earnings per share - weighted average common shares outstanding	4,161,421	4,105,704
Effect of dilutive stock options	-	-
For diluted (loss) earnings per share - weighted average common shares outstanding	4,161,421	4,105,704

Earnings (Loss) per share - Basic:
Continuing Operations	$0.01	$(0.04)
Discontinued Operations	$-	$(0.03)
Net Income (Loss) per share	$0.01	$(0.07)

Earnings (Loss) per share - Diluted:
Continuing Operations	$0.01	$(0.04)
Discontinued Operations	$-	$(0.03)
Net Income (Loss) per share	$0.01	$(0.07)

	For the nine months ended
	August 31, 2017	August 31, 2016
Numerator for basic and diluted (loss) earnings per common share:

Net (loss) income from continuing operations	$(720,900)	$807
Net (loss) income from discontinued operations	(33,482)	(264,685)
Net (loss) income	$(754,382)	$(263,878)

Denominator:
For basic (loss) earnings per share - weighted average common shares outstanding	4,148,966	4,093,993
Effect of dilutive stock options	-	-
For diluted (loss) earnings per share - weighted average common shares outstanding	4,148,966	4,093,993

Earnings (Loss) per share - Basic:
Continuing Operations	$(0.17)	$0.00
Discontinued Operations	$(0.01)	$(0.06)
Net Income (Loss) per share	$(0.18)	$(0.06)

Earnings (Loss) per share - Diluted:
Continuing Operations	$(0.17)	$0.00
Discontinued Operations	$(0.01)	$(0.06)
Net Income (Loss) per share	$(0.18)	$(0.06)

5)	Inventory

Major classes of inventory are:

	August 31, 2017	November 30, 2016
Raw materials	$8,977,615	$8,568,624
Work in process	328,017	509,198
Finished goods	6,097,961	7,054,736
	$15,403,593	$16,132,558

Less: Reserves	(2,223,129)	(2,603,206)
	$13,180,464	$13,529,352

6)	Accrued Expenses

Major components of accrued expenses are:

	August 31, 2017	November 30, 2016
Salaries, wages, and commissions	$518,162	$542,449
Accrued warranty expense	133,194	134,373
Other	382,338	342,234
	$1,033,694	$1,019,056

7)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 6. Changes in the Company’s product warranty liability for the three and nine months ended August 31, 2017 and August 31, 2016 are as follows:

	For the three months ended
	August 31, 2017	August 31, 2016
Balance, beginning	$152,964	$140,674

Settlements / adjustments	(46,469)	(36,896)
Warranties issued	26,699	61,922
Balance, ending	$133,194	$165,700

	For the nine months ended
	August 31, 2017	August 31, 2016
Balance, beginning	$134,373	$176,531

Settlements / adjustments	(155,603)	(186,179)
Warranties issued	154,424	175,348
Balance, ending	$133,194	$165,700

8)	Loan and Credit Agreements

The Company previously maintained a revolving line of credit and term loans with U.S. Bank. Pursuant to a Forbearance and Fourth Loan Modification Agreement dated August 10, 2017 the (“Loan Modification”) entered into among U.S. Bank, as lender, the Company, as borrower, and Art’s-Way Scientific, Inc., Art’s-Way Vessels, Inc., and Ohio Metal Working Products/Art’s-Way, Inc., as guarantors, the agreements governing the U.S. Bank line of credit and certain term loans were amended. The description that follows reflects such arrangements as amended by the Loan Modification.

U.S. Bank Revolving Line of Credit

The Company had a revolving line of credit (the “Line of Credit”) with U.S. Bank, which had an availability of $4,500,000, that was obtained on May 1, 2013.As of August 31, 2017, the Company had a principal balance of $3,734,114 outstanding against the Line of Credit, with $765,886 remaining available, limited by the borrowing base calculation. The maturity date of the Line of Credit was September 25, 2017. The Line of Credit was secured by real property and fixed asset collateral. The Line of Credit stated that the borrowing base will be an amount equal to the sum of 75% of accounts receivable (discounted for aged accounts and customer balances exceeding 20% of aggregate receivables), plus 50% of inventory (this component could not exceed $3,375,000 and only included finished goods and raw materials deemed to be in good condition and not obsolete), less any outstanding loan balance of the Line of Credit, undrawn amounts of outstanding letters of credit issued by U.S. Bank or any affiliate, and any reserves that U.S. Bank deemed necessary to maintain. Monthly interest-only payments were required and the unpaid principal and accrued interest were due on the maturity date. The Company’s obligations under the Line of Credit were evidenced by a Revolving Credit Note effective May 1, 2013, a Revolving Credit Agreement dated May 1, 2013, as amended, and certain other ancillary documents.

The Line of Credit was subject to: (i) a minimum interest rate of 5.5% per annum; and (ii) an unused fee which accrued at the rate of 0.25% per annum on the average daily amount by which the amount available for borrowing under the Line of Credit exceeded the outstanding principal amount. As of August 31, 2017, the interest rate on the Line of Credit was the minimum of 5.5%.

U.S. Bank Term Loans

On May 10, 2012, the Company obtained $880,000 in long-term debt from U.S. Bank issued to acquire the building and property of Universal Harvester Co., Inc. located in Ames, Iowa (the “U.S. Bank UHC Loan”), the assets and operations of which are now held by Art’s Way Manufacturing Co., Inc. in Armstrong, Iowa. The maturity date of this loan was scheduled to be May 10, 2017, with a final payment of principal and accrued interest in the amount of $283,500 due May 10, 2017. This loan accrued interest at a fixed rate of 3.15% per annum. Following the Fourth Loan Modification the maturity date was September 25, 2017, and the interest rate was an annual rate equal to 2.0% plus the prime rate, but not less than 5%. The interest rate was to be adjusted each time that the prime rate changes. The principal balance of this loan was $238,945 as of August 31, 2017. This loan was secured by a mortgage on the building and property acquired from Universal Harvester Co., Inc. in Ames, Iowa, pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 10, 2012, which was released upon the sale of the Company’s Ames, Iowa facility. The U.S. Bank UHC Loan was also secured by a mortgage on the building and property in Monona, Iowa, pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 1, 2013 and a mortgage on the building and property owned by the Company in Dubuque, Iowa, pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company (as successor by merger to Art’s-Way Vessels, Inc.) and U.S. Bank, dated May 1, 2013. On May 1, 2013, the U.S. Bank UHC Loan and the mortgage were amended to extend the mortgage to secure the 2013 Term Notes (defined below) in addition to the U.S. Bank UHC Loan.

Three of the Company’s outstanding term loans were obtained from U.S. Bank on May 1, 2013. The principal balance of these loans totaled $1,738,533 at August 31, 2017. Following the Fourth Loan Modification, the 2013 Term Notes accrued interest at a rate of 2.0% plus the prime rate, with a minimum of 5% per annum. There was previously also a fourth term loan obtained from U.S. Bank on May 1, 2013, but the Company voluntarily paid off and terminated the note and the related Term Loan Agreement on February 10, 2016. The payoff amount of $1,078,196 included principal and accrued and unpaid interest. As detailed in the Company’s debt summary below, monthly principal and interest payments in the aggregate amount of $46,672 were required on the remaining 2013 Term Notes, with a revised maturity date of September 25, 2017. The 2013 Term Notes previously had a maturity date of May 1, 2018.

The Company obtained a term loan from U.S. Bank on May 29, 2014 in the original principal amount of $1,000,000 (the “2014 Term Note”). The 2014 Term Note had a principal balance of $874,263 at August 31, 2017. Following the Fourth Loan Modification, the 2014 Term Note accrued interest at a rate of 2.0% plus the prime rate, with a minimum of 5% per annum. The Company took on the 2014 Term Note in order to partially pay down a draw on its revolving line of credit that it had used to finance the purchase of the building and property of Ohio Metal Working Products Company in Canton, Ohio. The maturity date of the 2014 Term Note was September 25, 2017. This loan was secured by a mortgage on the building and property acquired from Ohio Metal Working Products Company in Canton, Ohio pursuant to a Mortgage, Security Agreement and Assignment of Rents between the Company and U.S. Bank, dated May 29, 2014, and was also subject to a Business Security Agreement between Ohio Metal Working Products/Art’s Way, Inc. (“Ohio Metal”) and U.S. Bank and a Continuing Guaranty (Unlimited) by Ohio Metal. Each of the Company’s term loans from U.S. Bank were governed by a Term Note and a Term Loan Agreement.

U.S. Bank Covenants

As amended by the Fourth Loan Modification the Company was required to maintain (i) fiscal 2017 third quarter EBIDTA (with EBITDA meaning income, plus interest expense, plus income tax expense, plus depreciation expense, plus amortization expense, subject to adjustments in U.S. Bank’s sole discretion) of $411,000.  The Company was not in compliance with this covenant as of August 31, 2017.  The main reason for the non-compliance result as of August 31, 2017 was the decreased gross margins from continuing operations.

On September 28, 2017, the Company repaid its U.S. Bank debt in full in connection with its new credit facility with Bank Midwest, as discussed below.

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

Debt Summary

A summary of the Company’s term debt is as follows:

	August 31, 2017	November 30, 2016
U.S. Bank loan payable in monthly installments of $9,600 plus interest at 5.5%, due September 25, 2017	$546,392	$632,126

U.S. Bank loan payable in monthly installments of $10,965 plus interest at 5.5%, due September 25, 2017	618,016	715,945

U.S. Bank loan payable in monthly installments of $26,107 plus interest at 5.5%, due September 25, 2017	574,125	808,096

U.S. Bank loan payable in monthly installments of $10,960 plus interest at 5.5%, due September 25, 2017	238,945	337,147

U.S. Bank loan payable in monthly installments of $4,301 plus interest at 5.5%, due September 25, 2017	874,263	904,751

Iowa Finance Authority loan payable in monthly installments of $12,500 including interest at 2.75%, due June 1, 2020	409,745	512,935
Total term debt	$3,261,486	$3,911,000
Less current portion of term debt	2,374,665	1,807,937
Term debt of discontinued operations	618,016	715,945
Term debt, excluding current portion	$268,805	$1,387,118

Bank Midwest Revolving Line of Credit and Term Loans

On September 28, 2017, the Company entered into a credit facility with Bank Midwest, which supersedes and replaces in its entirety the U.S. Bank credit facility. The new Bank Midwest credit facility consists of a $5,000,000 revolving line of credit, a $2,600,000 term loan due October 1, 2037, and a $600,000 term loan due October 1, 2019. The proceeds of the term loans were used to refinance all debt previously held by U.S. Bank in the amount of approximately $6,562,030, which consists of $6,528,223 in unpaid principal and approximately $33,807 in accrued and unpaid interest and fees. The revolving line of credit will be used for working capital purposes.

The maturity date of the revolving line of credit is March 1, 2018. Any unpaid principal amount borrowed on the revolving line of credit accrues interest at a floating rate per annum equal to 1.000% above the Wall Street Journal rate published from time to time in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.250% per annum and the current interest rate is 5.250% per annum. The revolving line of credit is payable upon demand by Bank Midwest, and monthly interest-only payments are required. If no earlier demand is made, the unpaid principal and accrued interest is due on the maturity date.  The $2,600,000 term loan accrues interest at a rate of 5.000% for the first sixty months. Thereafter, this loan will accrue interest at a floating rate per annum equal to 0.750% above the Wall Street Journal rate published from time to time in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.150% per annum and the interest rate may only be adjusted by Bank Midwest once every five years. This loan is payable upon demand by Bank Midwest, and monthly payments of principal and interest are required. This loan will also be guaranteed by the United States Department of Agriculture (USDA), which requires an upfront guarantee fee of $62,500 and an annual fee of 0.5% of the unpaid balance.  As part of the USDA guarantee requirements, shareholders owning more than 20% are required to personally guarantee a portion of the loan as well, in an amount equal to their stock ownership percentage.  J. Ward McConnell Jr. will be guaranteeing approximately 38% of this loan, for a fee of 2% of the personally guaranteed amount.  The $600,000 term loan accrues interest at a rate of 5.000%, and is payable upon demand by Bank Midwest. Monthly payments of principal and interest are required.

Each of the revolving line of credit and the term loans are governed by the terms of a separate Promissory Note, dated September 28, 2017, entered into between the Company and Bank Midwest.

In connection with the revolving line of credit, the Company, Art’s-Way Scientific Inc. and Ohio Metal Working Products/Art’s-Way Inc. each entered into a Commercial Security Agreement with Bank Midwest, dated September 28, 2017, pursuant to which each granted to Bank Midwest a first priority security interest in certain inventory, equipment, accounts, chattel paper, instruments, letters of credit and other assets to secure the obligations of the Company under the revolving line of credit. Each of Art’s-Way Scientific Inc. and Ohio Metal Working Products/Art’s-Way Inc. also agreed to guarantee the obligations of the Company pursuant to the revolving line of credit, as set forth in Commercial Guaranties, each dated September 28, 2017.

To further secure the line of credit, the Company has granted Bank Midwest a mortgage on its West Union, Iowa property and Ohio Metal Working Products/Art’s-Way Inc. has granted Bank Midwest a mortgage on its property located in Canton, Ohio. The $2,600,000 term loan is secured by a mortgage on the Company’s Armstrong, Iowa and Monona, Iowa properties, and the $600,000 term loan is secured by a mortgage on the Company’s Dubuque, Iowa property. Each mortgage is governed by the terms of a separate Mortgage, dated September 28, 2017, and each property is also subject to a separate Assignment of Rents, dated September 28, 2017.

If the Company or its subsidiaries (as guarantors pursuant to the Commercial Guaranties) commits an event of default with respect to the promissory notes and fails or is unable to cure that default, Bank Midwest may immediately terminate its obligation, if any, to make additional loans to the Company and may accelerate the Company’s obligations under the promissory notes. Bank Midwest shall also have all other rights and remedies for default provided by the Uniform Commercial Code, as well as any other applicable law and the various loan agreements. In addition, in an event of default, Bank Midwest may foreclose on the mortgaged property.

Bank Midwest Loan Covenants

The terms of these loan agreements require the Company to maintain a minimum working capital ratio of 1.75, while maintaining a minimum of $5,100,000 of working capital.  A maximum debt to worth ratio of 1 to 1 will be maintained as well, with a minimum of 40% tangible balance sheet equity, with variations subject to mutual agreement.  The Company is also required to maintain a minimum debt service coverage ratio of 1.25, with at 0.10 tolerance.  The Company will provide audited financial statements within 120 days of the fiscal year end.

9)	Assets Available for Sale and Assets Held for Lease

Major components of assets available for sale (excluding assets of discontinued operations as discussed in Note 3 “Discontinued Operations”) are:

	August 31, 2017	November 30, 2016
Ames, Iowa powder coat paint system	$70,000	$70,000
	$70,000	$70,000

Due to reduced demand for reels produced by the Universal Harvester by Art’s Way subsidiary, the Company has been able to absorb the production of reels into its Armstrong, Iowa facility. The Company continues to hold the powder coat system previously used in its Ames, Iowa location as available for sale. During fiscal 2016, the Company recognized an impairment of $44,858 related to this asset based on recent offers and comparable sales information.

Major components of assets held for lease are:

	August 31, 2017	November 30, 2016
West Union Facility	$1,124,715	$-
Modular Buildings	108,225	-
	$1,232,940	$-

The Company currently leases more than half of the West Union facility to third parties for storage purposes.

The Company’s Modular Buildings segment enters into leasing arrangements with customers from time-to-time. A small leased facility was put into service in the third quarter of fiscal 2017.

10)	Recently Issued Accounting Pronouncements

Adopted Accounting Pronouncements

Going Concern

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern” which is authoritative guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures, codified in ASC 205-40, Going Concern. The guidance provides a definition of the term substantial doubt, requires an evaluation every reporting period including interim periods, provides principles for considering the mitigating effect of management’s plans, requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, requires an express statement and other disclosures when substantial doubt is not alleviated, and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016. The Company has adopted this guidance for the year ending November 30, 2017, and it will apply to each interim and annual period thereafter. Its adoption has not had a material impact on the Company’s consolidated financial statements other than the increased disclosures.

Inventory

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330),” which requires inventory measured using any method other than last-in, first-out or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than the lower of cost or market. ASU No. 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company has adopted this guidance for the year ending November 30, 2017, including interim periods within that reporting period. The Company chose early adoption for this guidance, as its impact was expected not to be material, and it will allow the Company to focus more of its efforts on preparing for the adoption of more complex guidance. Its adoption has not had a material impact on the Company’s consolidated financial statements.

Income Taxes

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740)”, to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. ASU No. 2015-17 is effective for fiscal years beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. During the first quarter of fiscal 2017, the Company elected to prospectively adopt ASU 2015-17, thus reclassifying current deferred tax assets to noncurrent on the accompanying consolidated balance sheet. The prior reporting period was not retrospectively adjusted. The Company chose early adoption for this guidance, as its impact was expected not to be material, and it will allow the Company to focus more of its efforts on preparing for the adoption of more complex guidance. The adoption of this guidance had no impact on the Company’s consolidated statements of operations and comprehensive income.

Accounting Pronouncements Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which supersedes the guidance in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and is to be applied retrospectively, with early application not permitted. The Company is evaluating the new standard, and at this time believes that its Scientific segment will be impacted most significantly by this standard. The Company believes that this segment will need to work to revise its standard contracts with customers to more clearly define the rights and considerations transferred at the various milestones identified in the contracts. The Company believes that the other segments already have the necessary tools to evaluate their revenues in a manner consistent with the application of this standard, and will have the ability to meet the disclosure requirements using current systems. The Company continues to research and assess the implications of the adoption of this standard on its consolidated financial statements.

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

The 2011 Plan permits the plan administrator to award nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance awards, and stock appreciation rights to employees (including officers), directors, and consultants.  The Board of Directors has approved a director compensation policy pursuant to which non-employee directors are automatically granted restricted stock awards of 1,000 shares of common stock annually or initially upon their election to the Board, which are fully vested. During the first nine months of fiscal 2017, 53,700 restricted stock awards have been issued to various employees, directors, and consultants, which vest over the next three years, and 4,000 restricted stock awards have been forfeited due to employee terminations.

Stock options granted prior to January 27, 2011 are governed by the applicable Prior Plan and the forms of agreement adopted thereunder.

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. The Company estimates the fair value of each stock-based option award on the measurement date using the Black-Scholes option valuation model, which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. No stock options were granted during the three and nine months ended August 31, 2017 or in the same respective periods of fiscal 2016. The Company incurred a total of $19,266 and $92,225 of stock-based compensation expense for restricted stock awards during the three and nine months ended August 31, 2017, compared to $31,417 and $70,846 of stock-based compensation expense for restricted stock awards for the same respective periods of fiscal 2016.

12)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At August 31, 2017, and November 30, 2016, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts approximate fair value because of the short maturity of these instruments. The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

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

	Three Months Ended August 31, 2017
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$5,065,000	$767,000	$718,000	$6,550,000
Income (loss) from operations	118,000	(37,000)	28,000	$109,000
Income (loss) before tax	123,000	(45,000)	15,000	$93,000
Total Assets	18,941,000	3,094,000	2,721,000	$24,756,000
Capital expenditures	61,000	117,000	-	$178,000
Depreciation & Amortization	125,000	17,000	32,000	$174,000

	Three Months Ended August 31, 2016
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$4,992,000	$910,000	$530,000	$6,432,000
Income (loss) from operations	(116,000)	(59,000)	(42,000)	$(217,000)
Income (loss) before tax	(91,000)	(65,000)	(68,000)	$(224,000)
Total Assets	21,209,000	2,887,000	2,654,000	$26,750,000
Capital expenditures	31,000	-	22,000	$53,000
Depreciation & Amortization	117,000	15,000	32,000	$164,000

	Nine Months Ended August 31, 2017
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$11,595,000	$2,043,000	$2,022,000	$15,660,000
Income (loss) from operations	(758,000)	(209,000)	3,000	$(964,000)
Income (loss) before tax	(743,000)	(237,000)	(30,000)	$(1,010,000)
Total Assets	18,941,000	3,094,000	2,721,000	$24,756,000
Capital expenditures	265,000	117,000	90,000	$472,000
Depreciation & Amortization	372,000	46,000	95,000	$513,000

	Nine Months Ended August 31, 2016
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$12,757,000	$3,102,000	$1,583,000	$17,442,000
Income (loss) from operations	36,000	154,000	(123,000)	$67,000
Income (loss) before tax	24,000	140,000	(163,000)	$1,000
Total Assets	21,209,000	2,887,000	2,654,000	$26,750,000
Capital expenditures	60,000	-	55,000	$115,000
Depreciation & Amortization	377,000	46,000	93,000	$516,000

*Consolidated figures in the table are comprised of the sum of the segments and may not agree to the total in the financial statements due to rounding.

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

Management has successfully implemented several strategies aimed at alleviating the Company’s working capital shortages for the duration of the decreased economic cycle.  The Company has decreased its administrative expenses in the last several quarters, and has also successfully refinanced nearly all of its bank debt with longer amortizations and reduced required payments.  Also, at this time, two of the Company’s real estate holdings are available for sale, one classified as discontinued operations assets, and one classified as held for lease, which, if sold, would decrease its bank borrowings and fund working capital for a time. Management believes these strategies will enable the Company to continue as a going concern.

15)	Subsequent Event

On September 28, 2017 the Company entered into a credit facility with Bank Midwest, which terminated the loan agreements with US Bank.  Under the new credit facility, monthly debt service amounts to Bank Midwest will be approximately $20,500, compared to $65,300 of monthly payments to US Bank under the previous credit facility. The Bank Midwest credit facility also provides for a line of credit of $5,000,000, compared to the $4,500,000 line of credit with US Bank. Details on the terms of the debt agreements are described more fully in Note 8.  Management evaluated all other activity of the Company and concluded that no additional subsequent events have occurred that would require recognition in the condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this report and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2016. Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our expectations regarding our plan to dispose of the assets of our Vessels segment; (ii) our warranty costs and order backlog; (iii) our beliefs regarding the sufficiency of working capital and cash flows, and our continued ability to renew or obtain financing on reasonable terms when necessary; (iv) the impact of recently issued accounting pronouncements; (v) our intentions and beliefs relating to our costs, business strategies, and future performance; (vi) our expected financial results; and (vii) our expectations concerning our primary capital and cash flow needs.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) the impact of tightening credit markets on our ability to continue to obtain financing on reasonable terms; (ii) our ability to repay current debt, continue to meet debt obligations and comply with financial covenants; (iii) obstacles related to integration of acquired product lines and businesses; (iv) obstacles related to liquidation of product lines and segments; (v) the effect of general economic conditions, including consumer and governmental spending, on the demand for our products and the cost of our supplies and materials; (vi) fluctuations in seasonal demand and our production cycle; (vii) our ability to continue as a going concern; and (viii) other factors described from time to time in our reports to the SEC. We do not intend to update the forward-looking statements contained in this report other than as required by law. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of August 31, 2017 have remained unchanged from November 30, 2016, with the exception of the accounting pronouncements adopted as discussed in Note 10 of the financial statements. Disclosure of these critical accounting policies is incorporated by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2016.

Results of Operations – Continuing Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for continuing operations for the three- and nine-month periods ended August 31, 2017 were $6,550,000 and $15,660,000 compared to $6,431,000 and $17,442,000 during the same respective periods in 2016, a $119,000, or 1.9%, increase for the third fiscal quarter and a $1,782,000, or 10.2%, decrease for the nine-month period. The decrease in year-to-date revenue is primarily due to the decreased demand for our agricultural products and modular buildings. Consolidated gross margin for the three-month period ended August 31, 2017 was 22.1% compared to 19.3% in the same period in fiscal 2016. The increased gross margin for the third quarter was largely due to Metals. Consolidated gross margin for the nine-month period ended August 31, 2017 was 21.5% compared to 25.0% for the same period in fiscal 2016. This decreased gross margin is largely attributable to Manufacturing.

Our third quarter sales at Manufacturing were $5,065,000 compared to $4,992,000 during the same period of 2016, an increase of $73,000, or 1.5%. Our year-to-date sales at Manufacturing were $11,595,000 compared to $12,757,000 during the same period of 2016, a decrease of $1,162,000, or 9.1%. The revenue decrease is due to decreased demand across all of our agricultural products, most specifically during the first two quarters of fiscal 2017. Also, during the second quarter of fiscal 2017 we began full production of a new product, a commercial forage box. The prototype and subsequent production of this product took longer than expected and delayed the delivery of a portion of these orders until the third quarter of fiscal 2017. The gross margin of Manufacturing for the three-month period ended August 31, 2017 was 20.9% compared to 19.0% for the same period in 2016. The gross margin of Manufacturing for the nine-month period ended August 31, 2017 was 20.2% compared to 24.9% for the same period in 2016. Our slightly increased gross margin year-to-date was largely due to our management of indirect costs in the production process and a more efficient usage of inventory. These increases are dampened by the inefficiencies in production of sugar beet equipment and the newly developed commercial forage box.

Our third quarter sales at Scientific were $767,000 compared to $910,000 for the same period in 2016, a decrease of $143,000, or 15.7%. Our year-to-date sales at Scientific were $2,043,000 compared to $3,102,000 for the same period in 2016, a decrease of $1,059,000, or 34.1%. Our decrease in revenue is largely due to decreases in our sales of our agricultural buildings. Gross margin for the three- and nine-month periods ended August 31, 2017 was 21.4% and 18.5% compared to 20.0% and 26.0% for the same respective periods in 2016. We have been experiencing some overruns on our fiscal 2017 projects that are negatively affecting our gross margins on a year-to-date basis.

Metals had sales of $718,000 and $2,022,000 during the three- and nine-month periods ended August 31, 2017 compared to $530,000 and $1,583,000 for the same respective periods in 2016, a 35.5% and 27.7% increase, respectively. The increase is due to the improvement in the energy industry and the additional efforts of our increased sales staff. Gross margin was 30.9% and 32.1% for the three- and nine-month periods ended August 31, 2017 compared to 21.1% and 23.1% for the same respective periods of fiscal 2016. Our increased gross margin was largely due to higher revenues with more variable margin to absorb fixed costs, but was slightly offset by increases in our health insurance expenses.

Expenses

Our third fiscal quarter consolidated selling expenses were $433,000 compared to $456,000 for the same period in 2016. Our year-to-date selling expenses were $ 1,401,000 in fiscal 2017 compared to $1,353,000 for the same period in fiscal 2016.  The increase in selling expenses year to date is due to increased salary expense compared to the prior year period, as we have increased our sales force in Metals and Manufacturing, which management believes will have a positive impact as this year progresses.  This increase is offset somewhat by having a more targeted trade show and advertising presence, which has decreased our total advertising expenses.  Selling expenses as a percentage of sales were 6.6% and 8.9% for the three- and nine-month periods ended August 31, 2017 compared to 7.1% and 7.8% for the same respective periods in 2016.

Consolidated engineering expenses were $108,000 and $373,000 for the three- and nine-month periods ended August 31, 2017 compared to $124,000 and $315,000 for the same respective periods in 2016.  The year-to-date increases in engineering expenses are a result of management’s decision to offer new products into the market, which have been well-received at recent trade shows.  During the third quarter of fiscal 2017, in order to meet the seasonal deadlines of our newly introduced products, some of the additional engineering resources were temporarily allocated to the production of new products, and were then classified as costs of goods sold.  Engineering expenses as a percentage of sales were 1.6% and 2.4% for the three- and nine-month periods ended August 31, 2017 compared to 1.9% and 1.8% for the same respective periods in 2016.

Consolidated administrative expenses for the three- and nine-month periods ended August 31, 2017 were $795,000 and $2,561,000 compared to $879,000 and $2,618,000 for the same respective periods in 2016. These decreases are largely due to staff reductions, but are somewhat offset by the vesting of stock-based compensation issued in fiscal 2016 and 2017. Administrative expenses as a percentage of sales were 12.1% and 16.4% for the three- and nine-month periods ended August 31, 2017 compared to 13.7% and 15.0% for the same periods in 2016.

Income from Continuing Operations

Consolidated net income from continuing operations was $42,000 for the three-month and net loss of $(721,000) for the nine-month periods ended August 31, 2017 compared to net loss of $(150,000) and net income of $1,000 for the same respective periods in 2016. The increased income from continuing operations for the third quarter was largely due to the increased gross margins and administrative cost cutting measures. The decreased revenues and depressed gross margins were the major factors in the decreased income for the nine months ended August 31, 2017 compared to the same period in fiscal 2016.

Order Backlog

The consolidated order backlog net of discounts for continuing operations as of October 4, 2017 was $1,958,208 compared to $1,163,283 as of October 4, 2016.  The agricultural products segment order backlog was $1,390,054 as of October 4, 2017 compared to $668,574 in fiscal 2016.  We believe the increase in backlog can be attributed to our new pricing programs, and the successful launch of new products.  The backlog for the modular buildings segment was $455,583 as of October 4, 2017, compared to $449,477 in fiscal 2016. The backlog for the tools segment was $112,571 as of October 4, 2017, compared to $45,232 in fiscal 2016.  Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Results of Operations – Discontinued Operations

During our third quarter of fiscal 2016, we made the decision to exit the pressurized vessels industry and are currently working to liquidate the assets. We did not have any sales during the three and nine months ended August 31, 2017 compared to sales of $358,000 and $1,481,000 for the same respective periods in 2016. At this time, we are working to dispose of the remaining assets, primarily the real estate. During the first nine months of fiscal 2017, our holding costs for this property were somewhat offset by sales of scrap material generated in our clean-up process, resulting in a pre-tax loss on discontinued operations of $49,000.

Liquidity and Capital Resources

Our primary sources of funds for the three and nine months ended August 31, 2017 were funds received for customer deposits and borrowings on our line of credit. Our primary uses of cash were costs of operation, purchases of equipment related to our manufacturing of new products, and payments on our term debt. We expect our primary capital needs for the remainder of the fiscal year to relate to costs of operation, including production.

We had a revolving line of credit with U.S. Bank, which, per the Third Loan Modification has an availability of $4,500,000, and which, as of August 31, 2017, had an outstanding principal balance of $3,734,114. As amended by the Fourth Loan Modification, the line of credit matured on September 25, 2017. In addition, as amended by the Fourth Loan Modification, all of our five outstanding term loans with U.S. Bank matured in September of 2017. For additional information about our financing activities, please refer to Note 10 to the audited consolidated financial statements and to the discussion entitled “Liquidity and Capital Resources,” each contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2016, and Note 8 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

We believe that our cash flows from operations and our new financing arrangements with Bank Midwest will provide sufficient cash to finance operations and pay debt when due during the next twelve months.  This new credit facility provides longer amortization on our term loans, and greater availability on our line of credit.  We are also working to liquidate two of our real estate holdings to provide additional working capital and to pay down some debt.  We expect to continue to rely on cash from financing activities to supplement our cash flows from operations in order to meet our liquidity and capital expenditure needs in the near future.

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

ART’S-WAY MANUFACTURING CO., INC.

Date: October 6, 2017	By: /s/ Carrie L. Gunnerson
Carrie L. Gunnerson
President and Chief Executive Officer

Date: October 6, 2017	By: /s/ Amber J. Murra
Amber J. Murra
Chief Financial Officer

Art’s-Way Manufacturing Co., Inc.

Exhibit Index

Form 10-Q for the Quarterly Period Ended August 31, 2017

Exhibit No.	Description
10.1	Forbearance and Fourth Loan Modification Agreement dated August 10, 2017 – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 16, 2017.
10.2

Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.3

Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.4

Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.5

Commercial Guaranty, by Ohio Metal Working Products/Art’s-Way Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.6	Commercial Guaranty, by Art’s-Way Scientific Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 29, 2017.
10.7

Commercial Security Agreement, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.8

Commercial Security Agreement, between Bank Midwest and Ohio Metal Working Products/Art’s-Way Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.9

Commercial Security Agreement, between Bank Midwest and Art’s-Way Scientific Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.10

Mortgage (800 Highway 150 South, West Union, IA 52175), by Art’s-Way Manufacturing Co., Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.11

Open-End Mortgage (3620 Progress Street ND, Canton, OH 44705), by Ohio Metal Working Products/Art’s-Way Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.12

Mortgage (556 Highway 9 and 203 West Oak Street, Armstrong & Monona, Iowa, 50514/55215), by Art’s-Way Manufacturing Co., Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.13

Mortgage (7010 Chavenelle Rd, Dubuque, IA 52002) , by Art’s-Way Manufacturing Co., Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.14

Assignment of Rents (3620 Progress Street ND, Canton, OH 44705), by Ohio Metal Working Products/Art’s-Way Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.15

Assignment of Rents (800 Highway 150 South, West Union, IA 52175) by Art’s-Way Manufacturing Co., Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.16

Assignment of Rents (556 Highway 9 and 203 West Oak Street, Armstrong & Monona, Iowa, 50514/55215), by Art’s-Way Manufacturing Co., Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.17

Assignment of Rents (7010 Chavenelle Rd, Dubuque, IA 52002) , by Art’s-Way Manufacturing Co., Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed September 29, 2017.

31.1	Certificate of Chief Executive Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
31.2	Certificate of Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 – filed herewith.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 – filed herewith.
101

The following materials from this report, formatted in XBRL (Extensible Business Reporting Language) are filed herewith: (i) condensed consolidated balance sheets, (ii) condensed consolidated statement of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements.