Form 10-K
period 2017-11-30
ARTS WAY MANUFACTURING CO INC
filed 2018-02-07
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2017

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated filer  ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)

Smaller reporting company ☒         Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price on May 31, 2017 as reported on the NASDAQ Stock Market LLC ($3.0384 per share), was approximately $12,648,106.

As of January 30, 2018, there were 4,156,914 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Registrant’s 2018 Annual Meeting of Stockholders to be filed within 120 days of November 30, 2017 are incorporated by reference into Part III of this Form 10-K.

Art’s-Way Manufacturing Co., Inc.

FORWARD LOOKING STATEMENTS

Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Forward-looking statements in this report generally relate to: our expectations regarding our plan to sell and liquidate the assets of our discontinued Pressurized Vessels segment; our expectations regarding our warranty costs and order backlog; our beliefs regarding the sufficiency of working capital and cash flows, and our continued ability to renew or obtain financing on reasonable terms when necessary; the impact of recently issued accounting pronouncements; our intentions and beliefs relating to our costs and business strategies; our expected operating and financial results; our expectations concerning our primary capital and cash flow needs; our beliefs regarding competitive factors and our competitive strengths; expectations regarding capabilities and demand; our predictions regarding the impact of seasonality; our beliefs regarding the impact of the farming industry on our business; our beliefs regarding internal controls; and our intentions for paying dividends. Many of these forward-looking statements are located in this report under “Item 1. BUSINESS” and “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” but they may appear in other sections as well.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: the impact of tightening credit markets on our ability to continue to obtain financing on reasonable terms; our ability to repay current debt, continue to meet debt obligations and comply with financial covenants; obstacles related to integration of acquired product lines and businesses; obstacles related to liquidation of product lines and segments; the effect of general economic conditions, including consumer and governmental spending, on the demand for our products and the cost of our supplies and materials; fluctuations in seasonal demand and our production cycle; the ability of our suppliers to meet our demands for raw materials and component parts; our OEM customers’ decisions regarding supply chain structure, inventory levels, and overall business conditions; fluctuations in the price of raw materials, especially steel; our ability to predict and meet the demands of each market in which our segments operate; our ability to predict and respond to any seasonal fluctuations in demand; our ability to maintain intellectual property rights; the existence and outcome of product liability claims and other ordinary course litigation; changes in environmental, health and safety regulations and employment laws; our ability to retain our executive officers; the cost of complying with laws, regulations, and standards relating to corporate governance and public disclosure, and the demand such compliance places on management’s time; our ability to liquidate the assets of our discontinued Pressurized Vessels segment; our ability to continue as a going concern; and other factors described in this report and from time to time in our other reports to the SEC. We do not intend to update the forward-looking statements contained in this report other than as required by law. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

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

We have organized our business into three operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies. Our Agricultural Products segment manufactures and distributes farm equipment under our own and private labels and includes the operations of our wholly-owned subsidiary, Art’s-Way Manufacturing International LTD, a Canadian company (“International”). Our Modular Buildings segment manufactures modular buildings for various uses, commonly animal containment and research laboratories, through our wholly-owned subsidiary, Art’s-Way Scientific, Inc., an Iowa corporation. Our Tools segment manufactures standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools through our wholly-owned subsidiary, Ohio Metal Working Products/Art’s Way, Inc., an Ohio corporation (“Ohio Metal”). During the third quarter of the 2016 fiscal year, we discontinued operations of a fourth segment, Pressurized Vessels, which manufactured pressure vessels through our wholly-owned subsidiary, Art’s-Way Vessels, Inc., an Iowa corporation, which was merged into the Company effective October 31, 2016. For detailed financial information relating to discontinued operations and segment reporting, see Note 2 and Note 17, respectively, to our financial statements in Item 8 of this Annual Report on Form 10-K.

Business of Our Segments

Agricultural Products

Our Agricultural Products segment, which accounted for 74.4% of our net revenue in the 2017 fiscal year and 73.1% of our net revenue in the 2016 fiscal year, is located primarily in our Armstrong, Iowa facility. This segment manufactures a variety of specialized farm machinery under our own label, including portable and stationary animal feed processing equipment and related attachments used to mill and mix feed grains into custom animal feed rations; a line of hay and forage equipment consisting of forage boxes, blowers, running gear, and dump boxes; a line of portable grain augers; a line of manure spreaders; sugar beet harvesting equipment; a line of land maintenance equipment; moldboard plows; and reels for combines and swathers. We also previously manufactured industrial grade snow blowers under the Agro Trend label, but we sold the Agro Trend product line to Metco, Inc. on December 15, 2017. We sell our labeled products through independent farm equipment dealers throughout the United States and Canada. In addition, we manufacture and supply silage blowers and reels under original equipment manufacturer (“OEM”) agreements. Sales to our OEM customers accounted for 4% of our consolidated sales for the 2017 fiscal year and 5% of our consolidated sales for the 2016 fiscal year. We also provide after-market service parts that are available to keep our branded and OEM-produced equipment operating to the satisfaction of the end user of our products.

Modular Buildings

Our Modular Buildings segment, which accounted for 13.0% of our net revenue in the 2017 fiscal year and 17.0% of our net revenue in the 2016 fiscal year, is located in Monona, Iowa. This segment produces and sells modular buildings, which are custom-designed to meet the specific research needs of our customers. The buildings we commonly produce range from basic swine buildings to complex containment research laboratories. We plan to continue our focus on providing research facilities for academic research institutions, government research and diagnostic centers, public health institutions and private research and pharmaceutical companies, as those are our primary market sectors. We provide services from start to finish by designing, manufacturing, delivering and installing these facilities to meet customers’ critical requirements. In addition to selling these facilities, we also offer a lease option to customers in need of temporary facilities.

Tools

Our Tools segment, which is located in Canton, Ohio, accounted for 12.6% of our net revenue in the 2017 fiscal year and 9.9% of our net revenue in the 2016 fiscal year. This segment produces and sells standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools. The tools are used by manufacturers in various industries to cut and shape various parts, pipes, and fittings. The marketing of the tools is primarily through independent distributors supplying manufacturers with industrial tools and supplies. We plan to continue our focus on providing cutting tools to industries such as automotive, aerospace, oil and gas piping, and appliances.

Pressurized Vessels – Discontinued Segment

Our Pressurized Vessels segment was discontinued during the third quarter of the 2016 fiscal year and was located in Dubuque, Iowa. The operations of the Pressure Vessels segment are reported in the accompanying financial statements as discontinued operations in accordance with GAAP. The Pressurized Vessels segment produced and sold pressurized vessels, both American Society of Mechanical Engineers code and non-code. It provided a combination of services as a manufacturer and supplier of steel vessels and steel containment systems. We built in carbon steel and stainless steel, ranging from atmospheric (0 PSI) storage vessels up to any PSI pressure rating required. We provided vessels ranging in size from 4 inches to 168 inches in diameter and in various lengths as our customers required. The vessels were primarily sold to manufacturing facilities that used the vessel as a component part of their end product. We primarily served the following industries: water treatment; air receivers; refineries; co-generation; chemical; petrochemical; storage tanks; agriculture; marine; refrigeration; hydro pneumatic; heavy equipment; pharmaceuticals and mining. In addition to our role as a fabricator of vessels, we provided various services, including custom CAD drawing; welding; interior linings and exterior finishing; passivation of stainless steel; hydrostatic and pneumatic testing; design, build and finishing of skids; installation of piping; non-destructive examination; and heat treating. For detailed financial information relating to discontinued operations, see Note 2 to our financial statements in Item 8 of this Annual Report on Form 10-K.

Our Principal Agricultural Products

From our beginnings as a producer of portable grinder mixers, our Agricultural Products segment has grown through developing several new products and with our acquisitions. In 2012, we acquired the assets of Universal Harvester Co., Inc. (“UHC”) in Ames, Iowa and began selling reels for combines and swathers as UHC by Art’s-Way. In 2013, we acquired the Agro Trend product line based in Clifford, Ontario and we sold Agro Trend industrial snow blowers and agricultural trailers through our International subsidiary. On December 15, 2017, we sold the Agro Trend product line to Metco, Inc. Today, our Agricultural Products segment manufactures a wide array of products relating to feed processing, crop production, augers, spreaders, hay and forage, tillage and land management, and sugar beet harvesting equipment. We primarily manufacture products under the Art’s-Way, Miller Pro, Roda, M&W, Badger, and UHC by Art’s-Way brand names. Our Agricultural Products segment also maintains a small volume of OEM work for the industry’s leading manufacturers.

Grinder mixer line. The grinder mixer line represents our original product line. Our founder, Arthur Luscombe, designed the original power take-off unit (“PTO”) powered grinder-mixer prior to the Company’s inception. Grinder mixers are used to grind grain and mix in proteins for animal feed. They have several agricultural applications and are commonly used in livestock operations. Our grinder mixers have wide swing radiuses to allow users to reposition the discharge tube from one side of the tank to the other in one step. Our 6105 grinder mixer offers a 105-bushel tank with a 20-inch hammermill. Our 6140 grinder mixer is a medium sized product with a 140-bushel tank, a 20” hammermill, and an 8” discharge auger. During 2017, we replaced our 6530 grinder mixer model with the 7165, which is the largest in the industry at a 165-bushel tank with a 26-inch hammermill. It features self-contained hydraulics and 10-inch discharge augers, which yield the fastest unload times in the industry. Our Cattle Maxx rollermill mixer products offer consistent feed grain rations for beef and dairy operations and are available in 105-bushel, 140-bushel, and 165-bushel capacities.

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

Sugar beet harvesting line. Our sugar beet defoliators and harvesters are innovative products in the industry due to our focus on continuous improvement, both in reaction to customer requests and in anticipation of our customers’ needs. Our machines can harvest six, eight, or twelve rows at one time. Along with being the first manufacturer to introduce a larger, 12-row harvester, we also sell a self-propelled unit produced by another manufacturer. During 2017, we introduced the 692Z model, which is a smaller, more contained model, commonly used by smaller producers. Our sugar beet defoliators cut and remove the leaves of the sugar beets without damaging them, and the leaf particles are then incorporated back into the soil.

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

Augers line. Our portable grain auger models are available painted white or hot dipped galvanized. Rolling hopper augers are constructed from 12 gauge tube and ¼” flighting. These augers feature an internal drive with externally mounted gear boxes for proper venting and easier maintenance. Driveline augers are also available with either PTO or electric drive. These heavy-duty augers have a reversible gear box which permits PTO operation from either side.

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

Reels line. In May of 2012 we purchased the assets of UHC and began selling reels for combines and swathers as UHC by Art’s-Way. These reels have a unique flip over action for self-cleaning in adverse conditions. They are manufactured with extruded aluminum creating a light-weight yet strong reel.

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

We currently export products to four foreign countries. We have been shipping grinder mixers abroad since 2006 and have exported portable rollermills and sugar beet harvesters as well. We continue to strengthen these relationships and intend to develop new international markets. Our international sales accounted for 7.1% of consolidated sales during the 2017 fiscal year.

Backlog. Our backlogs of orders vary on a daily basis. As of January 29, 2018, our Tools segment had approximately $121,000 of backlog, our Modular Buildings segment had approximately $151,000 of backlog, and our Agricultural Products segment had a net backlog of approximately $4,214,000. While our backlog from our Agricultural Products Segment is down from $4,322,000 at the same time last year, our backlog last year included passthrough income from self-propelled beet equipment around $1,300,000 and backlog from our Agro Trend around $70,000. We expect that our order backlogs will continue to fluctuate as orders are received, filled, or cancelled, and, due to dealer discount arrangements we may enter into from time to time, these figures are not necessarily indicative of future revenue.

Recent Product Developments

During the 2017 fiscal year, development in our Agricultural Products segment consisted of several products. We introduced the 7165 grinder mixer, which replaced our 6530 model. This model has a beefed up jack shaft and bearing to withstand additional stresses from newer tractors, a hydraulic cooler to allow for more efficient use of hydraulic oil, and various other improvements aimed at improved efficiencies. We introduced our commercial forage box, which has an all-welded design for greater strength and features polished stainless steel sides. The forage box is paired with a rugged chassis that is designed for a smooth, stable ride. We also introduced the 692-Z sugar beet harvester. This smaller sugar beet harvester has a new gear box design, heavy duty frame and lifters, and standardized components for ease of maintenance.

Our Tools and Modular Buildings segments completed projects based on customer specifications and did not engage in specific product development during the 2017 fiscal year.

Competition

In addition to the competitive strengths of each of our segments described below, we believe our diversified revenue base helps to provide protection against competitive factors in any one industry. Our Modular Buildings and Tools segments provide us with diversified revenues rather than solely relying on our Agricultural Products segment. We are also diversified on the basis of our sales presence and customer base.

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

Tools

We expect competition in our Tools segment from off shore products that have gained market share over the last twenty years. Our greatest threat continues to be emerging technologies that replace the need for brazed tools. These competitive threats are countered by our ability to offer the widest range of standard carbide tipped brazed tool inventories to be found in North America. These inventories are strategically located in four warehouses across the U.S., enabling our customers to receive product quickly with minimal shipping costs. Our ability to produce special, engineered, value-added products in volume with short lead times sets us apart from our competitors. This is most evident in certain segments of the pipe processing industry, where we have been able to establish and maintain market share despite efforts from companies significantly larger than ourselves.

Raw Materials, Principal Suppliers, and Customers

Raw materials for our various segments are acquired from domestic and foreign sources and normally are readily available. Currently, we purchase the lifter wheels used to manufacture our sugar beet harvesters from a supplier located in China. We also purchase manure spreader beaters from a supplier in Italy. However, these suppliers are not principal suppliers and there are alternative sources for these materials.

We have an OEM supplier agreement with Case New Holland (“CNH”) for our Agricultural Products segment. Under the OEM agreement, we have agreed to supply CNH’s requirements for certain feed processing and service parts, primarily blowers, under CNH’s label. The agreement has no minimum requirements and can be cancelled upon certain conditions. The initial term of the agreement with CNH ran through September 2006, but the agreement continues in force until terminated or cancelled by either party. Neither party has terminated or cancelled the agreement as of November 30, 2017. We also sell reels to Honey Bee and Agco under an OEM agreement. For the year ended November 30, 2017, sales to OEM customers were approximately 4% of consolidated sales compared to 5% in 2016.

We do not rely on sales to one customer or a small group of customers. During the year ended November 30, 2017, no one customer accounted for more than 4% of consolidated revenues.

Intellectual Property

We maintain manufacturing rights on several products, which cover unique aspects of design. We also have trademarks covering product identification. We believe our trademarks and licenses help us to retain existing business and secure new relationships with customers. The duration of these rights ranges from 5 to 10 years, with options for renewal. We currently have no pending applications for intellectual property rights.

We pay royalties for our use of certain manufacturing rights. Under our OEM and royalty agreement with CNH, CNH sold us the license to manufacture, sell, and distribute certain plow products designed by CNH and their replacement and component parts. We pay semi-annual royalty payments based on the invoiced price of each licensed product and service part we sell. During the third quarter of the 2016 fiscal year we entered into a licensing and royalty agreement with Martin Harvesting, LLC to produce a commercial forage box in exchange for royalty payments until August 2026. Our rights to manufacture and sell this product do not expire, but we will pay a royalty amount based on the sales price of each licensed product we sell. In the first quarter of the 2017 fiscal year we entered into a licensing and royalty agreement with Spreader, LLC to produce a loader mounted spreader in exchange for royalty payments until December 2027.

Research and Development Activities

Our Agricultural Products segment is continually engaged in research and development activities to improve and enhance our existing products. We perform research and development activities internally, and the cost of our research and development activities is not borne by our customers. Our research and development expenses are cyclical; they may be high in one year, but would tend to be lower the next, with an increase in production expenses as our new ideas are manufactured. Research and development expenses during our 2017 fiscal year accounted for $183,000 of our total consolidated engineering expenses compared to $140,000 during our 2016 fiscal year.

Our Tools segment produces standard cutting tools and inserts and special tools per customer specifications, and our Modular Buildings segment designs modular buildings in accordance with customer specifications. As a result, we have no research and development expenses for these segments.

Government Relationships and Regulations; Environmental Compliance

Our Modular Buildings segment must design, manufacture, and install its modular buildings in accordance with state building codes, and we have been able to achieve the code standards in all instances. In addition, we are subject to various federal, state, and local laws and regulations pertaining to environmental protection and the discharge of materials into the environment. We do not expect that the cost of complying with these regulations will have a material impact on our consolidated results of operations, financial position, or cash flows.

Employees

As of November 30, 2017, we employed approximately 88 employees in our Agricultural Products segment, four of whom were employed on a part-time basis. As of the same date, we had 17 employees in our Tools segment, one of whom was employed on a part-time basis. Nearly all of the employees in our Tools segment are represented by a union and covered by a collective bargaining agreement. In addition, our Modular Buildings segment employed approximately 13 employees as of the same date, three of whom worked on a part-time basis. These numbers do not necessarily represent peak employment during the 2017 fiscal year.

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

We purchased an office, production, and warehousing facility for our Agricultural Products segment located in West Union, Iowa on approximately 29 acres in fiscal 2010. The property is in good condition and contains approximately 190,000 square feet of usable space. A substantial portion of the facility has been leased to third parties and we are currently using the remainder of the space for inventory storage. This property is currently available for sale.

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

We entered into a two-year lease agreement on April 22, 2015 for a 14,000 square foot facility in Listowel, Ontario, Canada in order to manufacture, market and sell Agro Trend products from Canada. This facility was used in connection with our Agricultural Products segment. We vacated the premises as of December 31, 2017 following the sale of the Agro Trend product line.

In February 2008, we completed construction on a facility in Dubuque, Iowa, which was used for our discontinued Pressurized Vessels segment. The facility is 34,450 square feet, steel-framed, with a crane that runs the length of the building. A paint booth and a blast booth were installed in the first quarter of the 2009 fiscal year. In January 2018, we accepted an offer on the remaining assets for $1,500,000. We anticipate closing on the disposition of these assets in the second quarter of fiscal 2018.

We completed construction in November 2007 of our facility in Monona, Iowa, which houses the manufacturing for our Modular Buildings segment. The facility was custom-designed to meet our production needs. It has approximately 50,000 square feet of useable space and accommodates a sprinkler system and crane.

In connection with the acquisition of certain assets of Ohio Metal Working Products Company in September 2013, we also purchased the land and building used for manufacturing of the products sold by Ohio Metal Working Products Company, located in Canton, Ohio. The building contains approximately 39,000 square feet of usable space and is in good condition. The purchased land is approximately 4.50 acres and is used in connection with our Tools segment.

Our owned real property in West Union, Iowa is subject to a mortgage granted to The First National Bank of West Union (n/k/a Bank 1st) as security for a term loan. All of our remaining owned real property is subject to mortgages granted to Bank Midwest as security for our long-term debt and our line of credit. See “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity and Capital Resources” for more information.

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

	Common Stock High and Low Sales Prices Per Share by Quarter
	Fiscal Year Ended November 30, 2017		Fiscal Year Ended November 30, 2016
	High	Low	High	Low
First Quarter	$4.70	$2.95	$3.30	$2.46
Second Quarter	$4.15	$3.00	$3.25	$2.70
Third Quarter	$3.36	$2.05	$3.16	$2.50
Fourth Quarter	$3.40	$2.00	$3.25	$2.80

Stockholders

We have two classes of stock, undesignated preferred stock and $0.01 par value common stock. No shares of preferred stock have been issued or are outstanding. As of January 30, 2018, we had 89 common stock stockholders of record, which number does not include stockholders who hold our common stock in street name.

Dividends

We did not pay a dividend during the 2017 or the 2016 fiscal year. We expect that the payment of and the amount of any future dividends will depend on our financial condition at that time.

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

Financial Position

We believe that our consolidated balance sheet indicates a stable financial position. During the 2017 fiscal year, we decreased our total liabilities by $1,378,000, a 14.1% decrease compared to our total liabilities at the end of the 2016 fiscal year. We were able to decrease these liabilities even while sustaining operating losses. We expect our access to capital will continue to provide future cash for equipment investments, acquisitions, or debt pay down. During the 2017 fiscal year, our working capital decreased approximately $1,182,000, primarily as a result of the adoption of ASU 2015-17, “Income Taxes (Topic 740)”, which simplified the presentation of deferred income taxes, and required all deferred income taxes to be classified as noncurrent. This was somewhat mitigated by the increase in our accounts receivable balance from 2016 to 2017 as a result of higher shipments in our fourth quarter year over year. Other factors impacting our working capital were our planned reduction in inventories and the reclassification of debt, as we were able to refinance our term debt under more favorable terms during 2017, and a larger portion is now due in future years. We have approximately $2,537,000 available on our line of credit as of November 30, 2017.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to our Consolidated Financial Statements contained in Item 8 of this report, which were prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). Critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We believe that the following discussion represents the most critical accounting policies and estimates used in the preparation of our consolidated financial statements, although it is not inclusive.

Inventories

Inventories are stated at the lower of cost or net realizable value, and cost is determined using the standard costing method. Management monitors the carrying value of inventories using inventory control and review processes that include, but are not limited to, sales forecast review, inventory status reports, and inventory reduction programs. We record inventory write downs to net realizable value based on expected usage information for raw materials and historical selling trends for finished goods. If the assumptions made by management do not occur, we may need to record additional write downs.

Revenue Recognition

Revenue is recognized when risk of ownership and title pass to the buyer, generally upon the shipment of the product. All sales are made to authorized dealers whose application for dealer status has been approved and who have been informed of general sales policies. Any changes in our terms are documented in the most recently published price lists. Pricing is fixed and determinable according to our published equipment and parts price lists. Title to all equipment and parts sold shall pass to the buyer upon delivery to the carrier and is not subject to a customer acceptance provision. Proof of the passing of title is documented by the signing of the delivery receipt by a representative of the carrier. Post shipment obligations are limited to any claim with respect to the condition of the equipment or parts. A provision for warranty expenses, based on sales volume, is included in the financial statements. Our returns policy allows for new and saleable parts to be returned, subject to inspection and a restocking charge, which is included in net sales. Whole goods are not returnable. Shipping costs charged to customers are included in net sales. Freight costs incurred are included in cost of goods sold. Customer deposits consist of advance payments from customers, in the form of cash, for revenue to be recognized in the following year.

In certain circumstances, upon the customer’s written request, we may recognize revenue when production is complete and the good is ready for shipment. At the buyer’s request, we will bill the buyer upon completing all performance obligations, but before shipment. The buyer dictates that we ship the goods per their direction from our manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that we will segregate the goods from our inventory, such that they are not available to fill other orders. This agreement also specifies that the buyer is required to purchase all goods manufactured under this agreement. Title of the goods will pass to the buyer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the buyer, and the buyer agrees to maintain insurance on the manufactured items that have not yet been shipped. We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both buyer and seller. The credit terms on this agreement are consistent with the credit terms on all other sales. All risks of loss are shouldered by the buyer, and there are no exceptions to the buyer’s commitment to accept and pay for these manufactured goods. Revenues recognized at the completion of production in the 2017 and 2016 fiscal years were approximately $184,000 and $424,000, respectively.

Our Modular Buildings segment is in the construction industry and, as such, accounts for long-term contracts on the percentage-of-completion method. Revenue and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Contract losses are recognized when current estimates of total contract revenue and contract cost indicate a loss. Estimated contract costs include any and all costs appropriately allocable to the contract. The provision for these contract losses will be the excess of estimated contract costs over estimated contract revenues.

Costs and profit in excess of amounts billed are classified as current assets and billings in excess of cost and profit are classified as current liabilities.

Results of Operations – Continuing Operations

Fiscal Year Ended November 30, 2017 Compared to Fiscal Year Ended November 30, 2016

Our consolidated net sales for continuing operations totaled $20,715,000 for the 2017 fiscal year, which represents a 3.9% decrease from our consolidated net sales of $21,558,000 for the 2016 fiscal year. The decrease in revenue is due to decreased sales in our Modular Buildings and Agricultural Products segments. We are experiencing decreased demand of nearly all our agricultural products, including modular buildings geared towards agricultural production. Our consolidated gross profit decreased as a percentage of net sales to 19.7% in 2017 from 24.7% of net sales in 2016. Measures taken during the year to control our costs did not completely offset the impact of declining revenues as compared to relatively stable fixed costs. We also experienced decreased efficiencies in our production process due to the introduction of several new products. Our consolidated operating expenses increased by 0.9%, from $5,751,000 in 2016 to $5,804,000 in 2017. Because the majority of our corporate general and administrative expenses are borne by our Agricultural Products segment, that segment represented $4,173,000 of our total consolidated operating expenses, while our Modular Buildings segment represented $806,000 and our Tools segment represented $825,000.

Our consolidated operating loss from continuing operations for the 2017 fiscal year was $(1,722,000) compared to an operating loss of $(431,000) for the 2016 fiscal year. Our Agricultural Products segment had an operating loss of $(1,381,000), our Modular Buildings segment had an operating loss of $(313,000), and our Tools segment had an operating loss of $(28,000).

Consolidated net loss for the 2017 fiscal year was $(1,369,000) for continuing operations compared to net loss of $(426,000) in the 2016 fiscal year for continuing operations, an increase in loss of $943,000. This increased loss is primarily a result of inefficiencies in the production of new products in our Agricultural Products segment, coupled with soft demand that resulted in lower net sales in our Agricultural Products and Modular Buildings segments. Net loss from our discontinued Pressurized Vessels segment was $(268,000) in the 2017 fiscal year compared to $(395,000) in the 2016 fiscal year.

Our effective tax rate for continuing operations for the 2017 and 2016 fiscal years was 23.6% and 18.5%, respectively.

Agricultural Products. Our Agricultural Products segment’s sales revenue for the 2017 fiscal year was $15,407,000 compared to $15,756,000 during the 2016 fiscal year, a decrease of $349,000, or 2.2%. While we didn’t experience significant decreases in demand for agricultural products as compared to 2016, the mix of products sold in 2017 was very different from 2016. A large portion of these sales were for products introduced in 2017, which currently have lower margins and negatively impacted our production efficiency. Also during 2017, in order to improve cash flow we made the decision to sell certain excess whole goods at reduced margins. Gross profit for the 2017 fiscal year was 18.1% compared to 24.2% for the 2016 fiscal year. The continued depressed sales levels in our Agricultural Products segment is not unlike all other companies that serve this market, both large and small. We do not believe that the sales levels in the 2017 fiscal year represent a loss of market share, but rather lower demand in the overall market place for agricultural equipment. We anticipate the decreased market demand to continue through the 2018 fiscal year.

Our Agricultural Products segment’s operating expenses for the 2017 fiscal year were $4,173,000 compared to $4,191,000 for the 2016 fiscal year, a decrease of $18,000 or 0.4%. In the 2017 fiscal year, operating expenses included a one-time non-cash expense of $70,000 for the impairment of a paint booth previously used in our Ames facility. We also increased spending in our engineering department in order to introduce several new products in a shortened time period. This segment’s operating expenses for the 2017 fiscal year were 27.1% of sales compared to 26.6% of sales for the 2016 fiscal year. Total loss from operations for our Agricultural Products segment during the 2017 fiscal year was $(1,381,000) compared to an operating loss of $(378,000) for the 2016 fiscal year, an increase in loss of $1,003,000.

Modular Buildings. Our Modular Buildings segment’s net sales for the 2017 fiscal year were $2,700,000 compared to $3,674,000 for the 2016 fiscal year, a decrease of $974,000, or 26.5%. We experienced a significant decrease in demand for our buildings that are used in agricultural production. Gross profit for the 2017 fiscal year was $493,000 compared to $978,000 during the 2016 fiscal year. Operating expenses for the 2017 fiscal year were $806,000 compared to $890,000 for the 2016 fiscal year. Total loss from operations from our Modular Buildings segment during the 2017 fiscal year was $(313,000) compared to operating income of $88,000 in the 2016 fiscal year, a decrease of $401,000.

Tools. Our Tools segment’s net sales for the 2017 fiscal year were $2,608,000 compared to $2,128,000 for the 2016 fiscal year, an increase of $480,000, or 22.6%. We believe this increase is partially due to an increase in market demand in the energy industry, but a portion is also a result of our increased focus on the specialty and precision side of the business. Gross profit for the 2017 fiscal year was 30.6% compared to 24.9% for the 2016 fiscal year. These increases were directly related to increased sales volumes. Operating expenses were $825,000 for the 2017 fiscal year compared to $670,000 for the 2016 fiscal year, an increase of $155,000, or 23.1%. This increase is largely due to increased commissions and selling expenses related to the addition of our Director of Sales and Marketing.

Results of Operations – Discontinued Operations

During the third quarter of the 2016 fiscal year, we made the decision to exit the pressure vessels industry and are currently working to liquidate the assets. Our Pressurized Vessels segment’s net sales for the 2017 fiscal year were $0 compared to $1,598,000 for the 2016 fiscal year. We continued to incur expenses during 2017 due to holding the facility in Dubuque, Iowa. In January 2018, we accepted an offer on the remaining assets for $1,500,000. We anticipate closing on the disposition of these assets in the second quarter of fiscal 2018. Based on this offer, we have recorded an impairment to our assets of $289,000 in the 2017 fiscal year. Our pretax loss in 2017 was $(401,000) compared to $(617,000) in 2016, a decrease of $216,000, or 35.0%.

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

Seasonality

Sales of our agricultural products are seasonal; however, we have tried to decrease the impact of this seasonality through the development of beet harvesting machinery coupled with private labeled products, as the peak periods for these different products occur at different times.

We believe that our tool sales are not seasonal. Our modular building sales are somewhat seasonal, and we believe that this is due to the budgeting and funding cycles of the universities that commonly purchase our modular buildings. We believe that this cycle can be offset by building backlogs of inventory and by increasing sales to other public and private sectors.

Liquidity and Capital Resources

Our main source of funds during the 2017 fiscal year was cash generated by operating activities, which was primarily due to inventory reductions, and amounts available under our revolving line of credit. We used $514,000 of cash to update facilities and equipment.

On September 28, 2017, we entered into a new credit facility with Bank Midwest, which superseded and replaced in its entirety our previous credit facility with U.S. Bank National Association (“U.S. Bank”). The Bank Midwest credit facility consists of a $5,000,000 revolving line of credit, pursuant to which we had borrowed $2,462,530 as of November 30, 2017, with $2,537,470 remaining available, and two term loans, which had outstanding principal balances of $2,595,000, and $600,000 as of November 30, 2017. Proceeds of the new line of credit and two term loans were used to refinance all of the indebtedness outstanding under the U.S. Bank credit facility in the amount of approximately $6,562,030, which consisted of $6,528,223 in unpaid principal and approximately $33,807 in accrued and unpaid interest and fees. The revolving line of credit is being used for working capital purposes.

We also have a loan relating to our production facility in West Union, Iowa, from the Iowa Finance Authority, which had an outstanding balance of $375,000 as of November 30, 2017.

Our loans require us to comply with various covenants, including maintaining certain financial ratios and obtaining prior written consent from Bank Midwest for any investment in, acquisition of, or guaranty relating to another business or entity. We were in compliance with all covenants in place under Bank Midwest as of November 30, 2017 except for the debt service coverage ratio as measured on November 30, 2017. We were also in compliance with all covenants under the Iowa Finance Authority loan agreement except for the debt service coverage ratio as measured on November 30, 2017. The First National Bank of West Union and Bank Midwest have issued waivers forgiving the noncompliance for the year ended November 30, 2017, and no event of default has occurred.

For additional information about our financing activities, please refer to Note 10 to the audited consolidated financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

The following table represents our working capital and current ratio for the past two fiscal years:

	Fiscal Year Ended
	November 30, 2017	November 30, 2016
Current Assets	$14,432,771	$17,621,919
Current Liabilities	5,049,756	7,056,506
Working Capital	$9,383,015	$10,565,413

Current Ratio	2.86	2.50

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Art's-Way Manufacturing Co., Inc.

Armstrong, Iowa

We have audited the accompanying consolidated balance sheets of Art's-Way Manufacturing Co., Inc. and Subsidiaries (the Company) as of November 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express such an opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Art's-Way Manufacturing Co., Inc. and Subsidiaries as of November 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for deferred income taxes by adopting the provisions of FASB Accounting Standards Update 2015-17, Income Taxes, and also changed its method of accounting for inventory by adopting FASB Accounting Standards Update 2015-11, Inventory. Our opinion is not modified with respect to these matters.

/s/ Eide Bailly

Minneapolis, Minnesota

February 7, 2018

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Balance Sheets

	November 30, 2017	November 30, 2016
Assets
Current assets:
Cash	$212,400	$1,063,716
Accounts receivable-customers, net of allowance for doubtful accounts of $32,298 and $22,746 in 2017 and 2016, respectively	1,910,294	1,420,051
Inventories, net	11,966,722	13,529,352
Deferred income taxes	-	1,066,740
Cost and profit in excess of billings	65,146	108,349
Income taxes receivable	-	265,924
Assets of discontinued operations	2,454	9,700
Other current assets	275,755	158,087
Total current assets	14,432,771	17,621,919
Property, plant, and equipment, net	5,946,957	7,387,187
Assets held for lease, net	1,217,164	-
Assets held for sale, net	-	70,000
Deferred income taxes	901,396	-
Goodwill	375,000	375,000
Other assets of discontinued operations	1,425,000	1,745,528
Other assets	81,545	42,956
Total assets	$24,379,833	$27,242,590
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$2,462,530	$3,284,114
Current portion of long-term debt	221,230	1,807,937
Accounts payable	673,653	469,481
Customer deposits	600,325	289,195
Billings in Excess of Cost and Profit	48,211	4,297
Accrued expenses	981,558	1,019,056
Liabilites of discontinued operations	59,149	182,426
Income taxes payable	3,100	-
Total current liabilities	5,049,756	7,056,506
Long-term liabilities
Deferred taxes	-	737,519
Long-term liabilities of discontinued operations	590,366	585,168
Long-term debt, excluding current portion	2,748,677	1,387,118
Total liabilities	8,388,799	9,766,311
Commitments and Contingencies (Notes 9, 10 and 16)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2017 and 2016; issued and outstanding 0 shares in 2017 and 2016.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2017 and 2016; issued and outstanding 4,158,752 in 2017 and 4,109,052 in 2016	41,587	41,091
Additional paid-in capital	2,859,052	2,746,509
Retained earnings	13,353,830	14,990,911
Accumulated other comprehensive loss	(257,010)	(302,232)
Treasury stock, at cost (1,954 in 2017 and 0 in 2016 shares)	(6,425)	-
Total stockholders’ equity	15,991,034	17,476,279
Total liabilities and stockholders’ equity	$24,379,833	$27,242,590

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Statements of Operations

	Years Ended
	November 30, 2017	November 30, 2016
Sales	$20,715,080	$21,557,649
Cost of goods sold	16,632,979	16,237,766
Gross profit	4,082,101	5,319,883
Expenses:
Engineering	501,182	429,910
Selling	1,889,461	1,838,971
General and administrative	3,343,500	3,437,591
Impairment of assets	70,000	44,858
Total expenses	5,804,143	5,751,330
(Loss) from operations	(1,722,042)	(431,447)
Other income (expense):
Interest expense	(319,622)	(248,580)
Other	248,507	157,244
Total other income (expense)	(71,115)	(91,336)
Income	(1,793,157)	(522,783)
Income tax (benefit)	(423,798)	(96,601)
(Loss) from continuing operations	(1,369,359)	(426,182)
Discontinued Operations
Loss from operations of discontinued segment	(400,739)	(617,425)
Income tax benefit	(133,017)	(222,273)
Loss on discontinued operations	(267,722)	(395,152)
Net (Loss)	(1,637,081)	(821,334)

(Loss) per share - Basic:
Continuing Operations	$(0.33)	$(0.10)
Discontinued Operations	$(0.06)	$(0.10)
Net Income (Loss) per share	$(0.39)	$(0.20)

(Loss) per share - Diluted:
Continuing Operations	$(0.33)	$(0.10)
Discontinued Operations	$(0.06)	$(0.10)
Net Income (Loss) per share	$(0.39)	$(0.20)

Weighted average outstanding shares used to compute basic net loss per share	4,151,406	4,097,748
Weighted average outstanding shares used to compute diluted net loss per share	4,151,406	4,097,748

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Statements of Comprehensive Income

	Years Ended
	November 30, 2017	November 30, 2016
Net (Loss)	$(1,637,081)	$(821,334)
Other Comprehensive Income (Loss)
Foreign currency translation adjustsments	45,222	(302,232)
Total Other Comprehensive Income (Loss)	45,222	(302,232)
Comprehensive (Loss)	$(1,591,859)	$(1,123,566)

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Statements of Stockholders' Equity

Years Ended November 30, 2017 and 2016

	Common Stock		Additional		Other	Treasury Stock
	Number of		paid-in	Retained	Comprensive	Number of
	shares	Par value	capital	earnings	Income (Loss)	shares	Amount	Total

Balance, November 30, 2015	4,061,052	$40,611	$2,667,010	$15,812,245	$-	$-	$-	$18,519,866
Stock based compensation	48,000	480	79,499	-	-	-	-	79,979
Foreign Currency Translation Adjustment	-	-	-	-	(302,232)	-	-	(302,232)
Net (loss)	-	-	-	(821,334)	-	-	-	(821,334)
Balance, November 30, 2016	4,109,052	$41,091	$2,746,509	$14,990,911	$(302,232)	$-	$-	$17,476,279
Stock based compensation	49,700	496	112,543	-	-	1,954	(6,425)	106,614
Foreign Currency Translation Adjustment	-	-	-	-	45,222	-	-	45,222
Net (loss)	-	-	-	(1,637,081)	-	-	-	(1,637,081)
Balance, November 30, 2017	4,158,752	$41,587	$2,859,052	$13,353,830	$(257,010)	1,954	$(6,425)	$15,991,034

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Statements of Cash Flows

	Twelve Months Ended
	November 30, 2017	November 30, 2016
Cash flows from operations:
Net (loss) from continuing operations	$(1,369,359)	$(426,182)
Net (loss) from discontinued operations	(267,722)	(395,152)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Stock based compensation	113,039	79,979
Unrealized foreign currency gain (loss)	45,222	(72,803)
Impairment of Asset Available for Sale	70,000	44,858
(Gain)/Loss on disposal of property, plant, and equipment	(3,673)	(17,395)
Depreciation and amortization expense	702,349	671,967
Bad debt expense	9,552	3,935
Deferred income taxes	(572,175)	(29,939)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(499,795)	458,542
Inventories	1,562,630	1,655,084
Income taxes receivable	265,924	79,988
Other assets	(161,358)	(92,356)
Increase (decrease) in:
Accounts payable	203,795	(26,386)
Contracts in progress, net	87,117	15,762
Customer deposits	311,130	126,398
Income taxes payable	3,100	-
Accrued expenses	(37,498)	(172,308)
Net cash provided by operating activities - continuing operations	730,000	2,299,144
Net cash provided by (used in) operating activities - discontinued operations	17,399	82,632
Net cash provided by operating activities	747,399	2,381,776
Cash flows from investing activities:
Purchases of property, plant, and equipment	(513,614)	(274,089)
Net proceeds from sale of assets	43,481	1,173,735
Net cash provided by (used in) investing activities - continuing operations	(470,133)	899,646
Net cash provided by (used in) investing activities - discontinued operations	40,936	16,900
Net cash provided by (used in) investing activities	(429,197)	916,546
Cash flows from financing activities:
Proceeds from line of credit borrowings	4,170,530	-
Repayment of line of credit borrowings	(4,992,114)	-
Net change in line of credit	-	(675,542)
Proceeds from term debt	2,600,000	-
Repayment of term debt	(2,825,148)	(1,911,506)
Repurchases of common stock	(6,425)	-
Net cash (used in) financing activities - continuing operations	(1,053,157)	(2,587,048)
Net cash (used in) financing activities - discontinued operations	(116,361)	(94,789)
Net cash (used in) financing activities	(1,169,518)	(2,681,837)
Net increase (decrease) in cash	(851,316)	616,485
Cash at beginning of period	1,063,716	447,231
Cash at end of period	$212,400	$1,063,716

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$319,319	$274,836
Income taxes	5,627	4,872

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

Art’s-Way Manufacturing Co., Inc.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

(a)	Nature of Business

Art’s-Way Manufacturing Co., Inc. is primarily engaged in the fabrication and sale of specialized farm machinery in the agricultural sector of the United States. Primary product offerings include portable and stationary animal feed processing equipment; hay and forage equipment; sugar beet harvesting equipment; land maintenance equipment; a line of portable grain augers; a line of manure spreaders; moldboard plows; potato harvesters; and a line of reels. The Company also manufactured commercial snow blowers under the Agro Trend label but sold the Agro Trend product line to Metco, Inc. on December 15, 2017. The Company sells its labeled products through independent farm equipment dealers throughout the United States. In addition, the Company manufactures and supplies hay blowers pursuant to OEM agreements. The Company also provides after-market service parts that are available to keep its branded and OEM-produced equipment operating to the satisfaction of the end user of the Company’s products.

The Company’s Pressurized Vessels segment was primarily engaged in the fabrication and sale of pressurized vessels and tanks through the Company’s wholly-owned subsidiary, Art’s-Way Vessels, Inc. On August 11, 2016, the Company announced its plan to discontinue the operations of its Pressurized Vessels segment in order to focus its efforts and resources on the business segments that have historically been more successful and that are expected to present greater opportunities for meaningful long-term shareholder returns. The Company continues to work to dispose of these assets. In January 2018, the Company accepted an offer on the remaining assets and expects to close on the disposition in the second fiscal quarter of 2018.

The Company’s Modular Buildings segment is primarily engaged in the construction of modular laboratories and animal housing facilities through the Company’s wholly-owned subsidiary, Art’s-Way Scientific, Inc. Buildings commonly produced range from basic swine buildings to complex containment research laboratories. This segment also provides services relating to the design, manufacturing, delivering, installation, and renting of the building units that it produces.

The Company’s Tools segment is a domestic manufacturer and distributor of standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools through the Company’s wholly-owned subsidiary, Ohio Metal Working Company/Art’s Way, Inc.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of Art’s-Way Manufacturing Co., Inc. and its wholly-owned subsidiaries for the 2017 fiscal year, which includes Art’s-Way Scientific, Inc., Art’s-Way Manufacturing International LTD (“International”), and Ohio Metal Working Products/Art’s-Way, Inc. The operations of Art’s-Way Vessels, Inc. were discontinued in the third quarter of the 2016 fiscal year, and the corporation was merged with the parent company of Art’s-Way Manufacturing Co., Inc. effective October 31, 2016. All material inter-company accounts and transactions are eliminated in consolidation.

The financial books of International are kept in the functional currency of Canadian dollars and the financial statements are converted to U.S. Dollars for consolidation. When consolidating the financial results of the Company into U.S. Dollars for reporting purposes, the Company uses the All-Current translation method. The All-Current method requires the balance sheet assets and liabilities be translated to U.S. Dollars at the exchange rate as of year-end. Owner’s equity is translated at historical exchange rates and retained earnings are translated at an average exchange rate for the period. Additionally, revenue and expenses are translated at average exchange rates for the periods presented. The resulting cumulative translation adjustment is recorded in stockholder’s equity in fiscal 2017 and fiscal 2016. Since the Company believes that it is more likely than not that no income tax benefit will occur when the foreign equity is sold or liquidated, the cumulative translation adjustment has not been tax adjusted.

(c)	Cash Concentration

The Company maintains several different accounts at four different banks, and balances in these accounts are periodically in excess of federally insured limits. However, management believes the risk of loss to be low.

(d)	Customer Concentration

During the years ended November 30, 2017, and November 30, 2016 no one customer accounted for more than 4% and 8% of consolidated revenues for continuing operations, respectively.

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

Inventories are stated at the lower of cost or net realizable value, and cost is determined using the standard costing method. Management monitors the carrying value of inventories using inventory control and review processes that include, but are not limited to, sales forecast review, inventory status reports, and inventory reduction programs. The Company records inventory write downs to net realizable value based on expected usage information for raw materials and historical selling trends for finished goods. Additional write downs may be necessary if the assumptions made by management do not occur.

(g)	Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Depreciation of plant and equipment is provided using the straight-line method, based on the estimated useful lives of the assets which range from three to forty years.

(h)	Lessor Accounting

Modular buildings held for short term lease by our Modular Buildings segment are recorded at cost. Amortization of the property is calculated over the useful life of the building. Estimated useful life is three to five years. Lease revenue is accounted for on a straight-line basis over the term of the related lease agreement. Lease income for modular buildings is included in sales on the Consolidated Statements of Operations.

(i)	Goodwill and Impairment

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. The Company performs an annual test for impairment of goodwill during the fourth quarter, unless factors determine an earlier test is necessary. An impairment of goodwill has not been recorded in years ending November 30, 2017 or November 30, 2016.

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

The Company shall classify interest and penalties to be paid on an underpayment of taxes as income tax expense. The Company files income tax returns in the U.S. federal jurisdiction and various states and Canada. The Company is no longer subject to Canadian, U.S. federal or state income tax examinations by tax authorities for years ended before November 30, 2013.

On December 22, 2017, a new tax law was adopted that reduces the top corporate income tax rate from 35% to 21%. This law is generally effective for tax years beginning after December 31, 2017. The application of this new rate is expected to be recognized in the first quarter of fiscal 2018.

(k)	Revenue Recognition

Revenue is recognized when risk of ownership and title pass to the buyer, generally upon the shipment of the product. All sales are made to authorized dealers whose application for dealer status has been approved and who have been informed of general sales policies. Any changes in Company terms are documented in the most recently published price lists. Pricing is fixed and determinable according to the Company’s published equipment and parts price lists. Title to all equipment and parts sold shall pass to the buyer upon delivery to the carrier and is not subject to a customer acceptance provision. Proof of the passing of title is documented by the signing of the delivery receipt by a representative of the carrier. Post shipment obligations are limited to any claim with respect to the condition of the equipment or parts. Applicable sales taxes imposed on our revenues are presented on a net basis on the consolidated statements of operations and therefore do not impact net revenues or cost of goods sold. A provision for warranty expenses, based on sales volume, is included in the financial statements. The Company’s return policy allows for new and saleable parts to be returned, subject to inspection and a restocking charge which is included in net sales. Whole goods are not returnable. Shipping costs charged to customers are included in net sales. Freight costs incurred are included in cost of goods sold. Customer deposits consist of advance payments from customers, in the form of cash, for revenue to be recognized in the following year.

In certain circumstances, upon the customer’s written request, the Company may recognize revenue when production is complete and the good is ready for shipment. At the buyer’s request, the Company will bill the buyer upon completing all performance obligations, but before shipment. The buyer dictates that the Company ship the goods per their direction from the Company’s manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that the Company will segregate the goods from its inventory, such that they are not available to fill other orders. This agreement also specifies that the buyer is required to purchase all goods manufactured under this agreement. Title of the goods will pass to the buyer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the buyer, and the buyer agrees to maintain insurance on the manufactured items that have not yet been shipped. The Company has operated using bill and hold agreements with certain customers for many years. The credit terms on these agreement are consistent with the credit terms on all other sales. All risks of loss are shouldered by the buyer, and there are no exceptions to the buyer’s commitment to accept and pay for these manufactured goods. Revenues recognized at the completion of production in 2017 and 2016 were approximately $184,000 and $424,000, respectively.

The Company’s Modular Buildings segment is in the construction industry, and as such accounts for contracts on the percentage of completion method. Revenue and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Contract losses are recognized when current estimates of total contract revenue and contract cost indicate a loss. Estimated contract costs include any and all costs appropriately allocable to the contract. The provision for these contract losses will be the excess of estimated contract costs over estimated contract revenues.

Costs and profit in excess of amounts billed are classified as current assets and billings in excess of cost and profit are classified as current liabilities.

(l)	Research and Development

Research and development costs are expensed when incurred. Such costs approximated $183,000 and $140,000 for the years ended November 30, 2017 and 2016, respectively.

(m)	Advertising

Advertising costs are expensed when incurred. Such costs approximated $356,000 and $420,000 for the years ended November 30, 2017 and 2016, respectively.

(n)	(Loss) Per Share

Basic net (loss) per common share has been computed on the basis of the weighted average number of common shares outstanding. Diluted net (loss) per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options.

Basic and diluted (loss) per common share have been computed based on the following as of November 30, 2017 and 2016:

	For the twelve months ended
	November 30, 2017	November 30, 2016
Numerator for basic and diluted (loss) per common share:

Net (loss) from continuing operations	$(1,369,359)	$(426,182)
Net (loss) from discontinued operations	(267,722)	(395,152)
Net (loss)	$(1,637,081)	$(821,334)

Denominator:
For basic (loss) per share - weighted average common shares outstanding	4,151,406	4,097,748
Effect of dilutive stock options	-	-
For diluted (loss) per share - weighted average common shares outstanding	4,151,406	4,097,748

(Loss) per share - Basic:
Continuing Operations	$(0.33)	$(0.10)
Discontinued Operations	$(0.06)	$(0.10)
Net (Loss) per share	$(0.39)	$(0.20)

(Loss) per share - Diluted:
Continuing Operations	$(0.33)	$(0.10)
Discontinued Operations	$(0.06)	$(0.10)
Net (Loss) per share	$(0.39)	$(0.20)

(p)	Stock Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. The Company estimates the fair value of each stock-based award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate and dividend yield. Restricted stock is valued at market value at the day of grant.

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

(r)	Recently Issued Accounting Pronouncements

Adopted Accounting Pronouncements

Going Concern

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern” which is authoritative guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures, codified in ASC 205-40, Going Concern. The guidance provides a definition of the term substantial doubt, requires an evaluation every reporting period including interim periods, provides principles for considering the mitigating effect of management’s plans, requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, requires an express statement and other disclosures when substantial doubt is not alleviated, and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016. The Company has adopted this guidance for the year ended November 30, 2017, and it will apply to each interim and annual period thereafter. Its adoption has not had a material impact on the Company’s consolidated financial statements other than the increased disclosures in the interim periods of fiscal 2017.

Inventory

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330),” which requires inventory measured using any method other than last-in, first-out or the retail inventory method to be subsequently measured at the lower of cost or net realizable value, rather than the lower of cost or market. ASU No. 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company has adopted this guidance for the year ended November 30, 2017, including interim periods within that reporting period. The Company chose early adoption for this guidance, as its impact was expected not to be material, and it will allow the Company to focus more of its efforts on preparing for the adoption of more complex guidance. Its adoption has not had a material impact on the Company’s consolidated financial statements.

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

Accounting Pronouncements Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which supersedes the guidance in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and is to be applied retrospectively, with early application not permitted. The Company is evaluating the new standard, and at this time believes that its Modular Buildings segment will be impacted most significantly by this standard. The Company believes that this segment will need to work to revise its standard contracts with customers to more clearly define the rights and considerations transferred at the various milestones identified in the contracts. The Company believes that the other segments already have the necessary tools to evaluate their revenues in a manner consistent with the application of this standard, and will have the ability to meet the disclosure requirements using current systems. The Company continues to research and assess the implications of the adoption of this standard on its consolidated financial statements.

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

Effective October 31, 2016, the Company discontinued the operations of its Pressurized Vessels segment in order to focus its efforts and resources on the business segments that have historically been more successful and that are expected to present greater opportunities for meaningful long-term shareholder returns. The Company’s plan is to dispose of these assets.

As the Pressurized Vessels segment was a unique business unit of the Company, its liquidation was a strategic shift. In accordance with Accounting Standard Code Topic 360, the Company has classified Vessels as discontinued operations for all periods presented.

Income from discontinued operations, before income taxes in the accompanying Consolidated Statements of Operations is comprised of the following:

	Twelve Months Ended
	November 30, 2017	November 30, 2016
Revenue from external customers	$-	$1,598,330
Gross Profit	-	(198,567)
Asset Impairment	289,198	-
Total Operating Expense	357,709	399,503
Income (loss) from operations	(357,709)	(598,070)
Income (loss) before tax	(400,739)	(617,425)

The components of discontinued operations in the accompanying consolidated balance sheets are as follows:

	November 30, 2017	November 30, 2016
Cash	$2,454	$-
Accounts Receivable - Net	-	9,700
Property, plant, and equipment, net	1,425,000	1,745,528
Assets of discontinued operations	$1,427,454	$1,755,228

Accounts payable	$-	$1,588
Accrued expenses	49,931	50,061
Notes Payable	599,584	715,945
Liabilities of discontinued operations	$649,515	$767,594

In January 2018, the Company accepted an offer on the real estate assets for $1,500,000, which was below the carrying value at that time. Based on these facts the Company recorded an impairment of the real estate of approximately $289,000, which reduced the value to $1,425,000 which is the value the Company expects to receive after commissions on the sale of this asset.

(3)	Allowance for Doubtful Accounts

A summary of the Company’s activity in the allowance for doubtful accounts is as follows:

	For the 12 months ended
	November 30, 2017	November 30, 2016
Balance, beginning	$22,746	$18,810
Provision charged to expense	11,187	4,925
Less amounts charged-off	(1,635)	(989)
Balance, ending	$32,298	$22,746

(4)	Inventories

Major classes of inventory are:

	November 30, 2017	November 30, 2016
Raw materials	$8,731,985	$8,568,624
Work in process	460,687	509,198
Finished goods	5,395,353	7,054,736
	$14,588,025	$16,132,558
Less: Reserves	(2,621,303)	(2,603,206)
	$11,966,722	$13,529,352

(5)	Contracts in Progress

Amounts included in the consolidated financial statements related to uncompleted contracts are as follows:

	Cost and Profit in	Billings in Excess of
	Excess of Billings	Costs and Profit
November 30, 2017
Costs	$105,639	$612,370
Estimated earnings	34,611	173,764
	140,250	786,134
Less: amounts billed	(75,104)	(834,345)
	$65,146	$(48,211)

November 30, 2016
Costs	$121,118	$159,717
Estimated earnings	27,231	65,471
	148,349	225,188
Less: amounts billed	(40,000)	(229,485)
	$108,349	$(4,297)

The amounts billed on these long term contracts are due 30 days from invoice date. All amounts billed are expected to be collected within the next 12 months. Retainage was $37,052 and $0 as of November 30, 2017 and 2016, respectively.

(6)	Property, Plant, and Equipment

Major classes of property, plant, and equipment used in continuing operations are:

	November 30, 2017	November 30, 2016
Land	$220,503	$536,103
Buildings and improvements	6,966,550	7,859,477
Construction in Progress	14,798	10,353
Manufacturing machinery and equipment	10,932,085	10,772,933
Trucks and automobiles	428,774	450,171
Furniture and fixtures	113,956	113,956
	18,676,666	19,742,993
Less accumulated depreciation	(12,729,709)	(12,355,806)
Property, plant and equipment	$5,946,957	$7,387,187

Depreciation and amortization expense for continuing operations totaled $702,349 and $671,967 for the fiscal years ended November 30, 2017 and 2016, respectively.

(7)	Assets Available for Sale and Assets Held for Lease

Major components of assets available for sale (excluding assets of discontinued operations as discussed in Note 2 “Discontinued Operations”) are:

	November 30, 2017	November 30, 2016
Ames, Iowa powder coat paint system	$-	$70,000
	$-	$70,000

Due to reduced demand for the Company’s reels produced by the Universal Harvester by Art’s Way subsidiary, the Company has been able to absorb the production of the reels in its Armstrong, Iowa facility. The Company continues to hold its powder coat system previously used in its Ames, Iowa location as available for sale. During fiscal 2017, the Company recognized an impairment of $70,000 related to this asset due to its inability to find a buyer for this type of specialized equipment. During fiscal 2016, the Company had recognized an impairment of $44,858 related to this asset based on a previous offer.

Major components of assets held for lease are:

	November 30, 2017	November 30, 2016
West Union Facility	$1,118,330	$-
Modular Buildings	98,834	-
	$1,217,164	$-

The Company currently leases more than half the West Union facility to third parties for storage purposes.

The Company’s Modular Buildings segment enters into leasing arrangements with customers from time-to-time. A small leased facility was put into service in the third quarter of fiscal 2017.

(8)	Accrued Expenses

Major components of accrued expenses are:

	November 30, 2017	November 30, 2016
Salaries, wages, and commissions	$584,768	$542,449
Accrued warranty expense	68,451	134,373
Other	328,339	342,234
	$981,558	$1,019,056

(9)	Product Warranty

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

Changes in the Company’s product warranty liability included in “accrued expenses” for the years ended November 30, 2017 and 2016 are as follows:

	For the twelve months ended
	November 30, 2017	November 30, 2016
Balance, beginning	$134,373	$176,531
Settlements / adjustments	(276,667)	(246,235)
Warranties issued	210,745	204,077
Balance, ending	$68,451	$134,373

(10)	Loan and Credit Agreements

The Company maintains a revolving line of credit and term loans with Bank Midwest as well as a term loan with The First National Bank of West Union.

Bank Midwest Revolving Line of Credit and Term Loans

On September 28, 2017, the Company entered into a credit facility with Bank Midwest, which supersedes and replaces in its entirety the Company’s previous credit facility with U.S. Bank. The new Bank Midwest credit facility consists of a $5,000,000 revolving line of credit, a $2,600,000 term loan due October 1, 2037, and a $600,000 term loan due October 1, 2019. The proceeds of the new line of credit and the term loans were used to refinance all debt previously held by U.S. Bank in the amount of approximately $6,562,030, which consisted of $6,528,223 in unpaid principal and approximately $33,807 in accrued and unpaid interest and fees. The revolving line of credit is being used for working capital purposes.

On November 30, 2017, the balance of the line of credit was $2,462,530 with $2,537,470 remaining available, limited by the borrowing base calculation. The line of credit borrowing base is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of inventory, less any outstanding loan balance on the line of credit. Any unpaid principal amount borrowed on the revolving line of credit accrues interest at a floating rate per annum equal to 1.000% above the Wall Street Journal rate published from time to time in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.250% per annum and the current interest rate is 5.250% per annum. The revolving line of credit is payable upon demand by Bank Midwest, and monthly interest-only payments are required. If no earlier demand is made, the unpaid principal and accrued interest is due on March 1, 2018.

The $2,600,000 term loan accrues interest at a rate of 5.000% for the first sixty months. Thereafter, this loan will accrue interest at a floating rate per annum equal to 0.750% above the Wall Street Journal rate published from time to time in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.150% per annum and the interest rate may only be adjusted by Bank Midwest once every five years. Monthly payments of $17,270.57 for principal and interest are required. This loan will also be guaranteed by the United States Department of Agriculture (USDA), which requires an upfront guarantee fee of $62,400 and an annual fee of 0.5% of the unpaid balance. As part of the USDA guarantee requirements, shareholders owning more than 20% are required to personally guarantee a portion of the loan as well, in an amount equal to their stock ownership percentage. J. Ward McConnell Jr. is guaranteeing approximately 38% of this loan, for a fee of 2% of the personally guaranteed amount. The initial guarantee fee will be amortized over the life of the loan, and the annual fees and personally guaranteed amounts are expensed monthly. The $600,000 term loan accrues interest at a rate of 5.000%, and monthly payments of $3,249.00 for principal and interest are required.

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

To further secure the line of credit, the Company has granted Bank Midwest a second mortgage on its West Union, Iowa property and Ohio Metal Working Products/Art’s-Way Inc. has granted Bank Midwest a mortgage on its property located in Canton, Ohio. The $2,600,000 term loan is secured by a mortgage on the Company’s Armstrong, Iowa and Monona, Iowa properties, and the $600,000 term loan is secured by a mortgage on the Company’s Dubuque, Iowa property. Each mortgage is governed by the terms of a separate Mortgage, dated September 28, 2017, and each property is also subject to a separate Assignment of Rents, dated September 28, 2017.

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

Bank Midwest Loan Covenants

The terms of these loan agreements require the Company to maintain a minimum working capital ratio of 1.75, while maintaining a minimum of $5,100,000 of working capital. A maximum debt to worth ratio of 1 to 1 will be maintained as well, with a minimum of 40% tangible balance sheet equity, with variations subject to mutual agreement. The Company is also required to maintain a minimum debt service coverage ratio of 1.25, with at 0.10 tolerance. The Company was in compliance with all covenants as of November 30, 2017 other than the debt service coverage ratio. Bank Midwest has issued a waiver forgiving the noncompliance, and no event of default has occurred and the next measurement date is November 30, 2018. The Company will provide audited financial statements within 120 days of the fiscal year end.

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

The Company was in compliance with all covenants except for the debt service coverage ratio covenant as measured on November 30, 2017. The First National Bank of West Union has issued a waiver and the next measurement date is November 30, 2018.

U.S. Bank Credit Facility

The Company previously maintained a revolving line of credit and term loans with U.S. Bank. The material terms of the U.S. Bank credit facility were most recently disclosed in the Company’s Form 10-Q for the quarter ended August 31, 2017, in Note 8 to the Condensed Consolidated Financial Statements. On September 28, 2017, the Company repaid its U.S. Bank debt in full in connection with its new credit facility with Bank Midwest, as discussed above.

A summary of the Company’s term debt is as follows:

	November 30, 2017	November 30, 2016

U.S. Bank loan payable in monthly installments of $11,000 including interest at 2.98%, due May 1, 2018	$-	$632,126
U.S. Bank loan payable in monthly installments of $12,550 including interest at 2.98%, due May 1, 2018	-	715,946
U.S. Bank loan payable in monthly installments of $27,800 including interest at 2.98%, due May 1, 2018	-	808,096
U.S. Bank loan payable in monthly installments of $11,700 including interest at 3.15%, due May 10, 2017	-	337,147
U.S. Bank loan payable in monthly installments of $5,556 including interest at 2.98%, due May 25, 2017	-	904,751
Bank Midwest loan payable in monthly installments of $17,271 including interest at 5.00%, due October 1, 2037	2,595,007	-
Bank Midwest loan payable in monthly installments of $3,249 including interest at 5.00%, due October 1, 2019	599,584	-
Iowa Finance Authority loan payable in monthly installments of $12,500 including interest at 2.75%, due June 1, 2020	374,900	512,935
Total term debt	$3,569,491	$3,911,001
Less current portion of term debt	221,230	1,807,937
Term debt of discontinued operations	599,584	715,946
Term debt, excluding current portion	$2,748,677	$1,387,118

A summary of the minimum maturities of term debt follows for the years ending November 30:

Year:	Amount
2018	$230,448
2019	819,662
2020	174,644
2021	92,102
2022	96,814
Thereafter	2,155,821
$3,569,491

(11)	Related Party Transactions

During fiscal years 2017 and 2016, the Company did not recognize any revenues with a related party, and no amounts in accounts receivable balances were due from a related party. From time to time, the Company purchases various supplies from related parties, which are companies owned by J. Ward McConnell, Jr., our Vice Chairman of the Board of Directors. Also, J. Ward McConnell, Jr. as a shareholder owning more than 20% of the Company’s outstanding stock was required to guarantee a portion of our term debt in accordance with the USDA guarantee on our term loan. Mr. McConnell is paid a monthly fee for his guarantee. In fiscal 2017, the Company recognized $8,281 of expense with related parties, compared to $2,937 in 2016. As of November 30, 2017, accrued expenses contained a balance of $1,621 owed to a related party compared to $0 on November 30, 2016.

(12)	Employee Benefit Plans

The Company sponsors a defined contribution 401(k) savings plan which covers substantially all full-time employees who meet eligibility requirements. Participating employees may contribute as salary reductions any amount of their compensation up to the limit prescribed by the Internal Revenue Code. The Company makes a 25% matching contribution to employees contributing a minimum of 4% of their compensation, up to 1% of eligible compensation. The Company recognized an expense of $34,523 and $37,606 related to this plan during the years ended November 30, 2017 and 2016, respectively.

(13)	Equity Incentive Plan

On November 30, 2017, the Company had one equity incentive plan, the 2011 Plan, which is described below. The compensation cost charged against income was $113,039 and $79,979 for 2017 and 2016, respectively, for all awards granted under the 2011 Plan during such years. The total income tax deductions for share-based compensation arrangements were $68,886 and $88,278 for 2017 and 2016 respectively. No compensation cost was capitalized as part of inventory or fixed assets.

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

	2017	2016
Expected Volatility	-	-
Expected Dividend Yield	-	-
Expected Term (in years)	-	-
Risk-Free Rate	-	-

The following is a summary of activity under the plans as of November 30, 2017 and 2016, and changes during the years then ended:

2017 Option Activity

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options Outstanding at the Beginning of the Period	143,500	$8.78
Granted	-	-		-
Exercised	-	-		-
Options Expired or Forfeited	(47,500)	10.84
Options Outstanding at the End of the Period	96,000	7.77	3.55	-
Options Exercisable at the End of the Period	96,000	7.77	3.55	-

2016 Option Activity

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options Outstanding at the Beginning of the Period	174,000	$8.39	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Options Expired or Forfeited	(30,500)	6.39	-	-
Options Outstanding at the End of the Period	143,500	8.78	3.37	-
Options Exercisable at the End of the Period	143,500	8.78	3.37	-

No options were granted during fiscal 2017 or 2016. As of both November 30, 2017 and November 30, 2016, there were no non-vested options. As of November 30, 2017, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements under the plan related to stock options.

No options vested during fiscal 2017. During fiscal 2016, 5,000 options vested and compensation expense of $3,881 was recognized in 2016 for the vesting of stock options. The total fair value of options vested during fiscal 2016 was $1.14.

The Company received no cash from the exercise of options during fiscal years 2017 or 2016.

During fiscal year 2017, the Company issued 53,700 shares of restricted stock, and 22,550 shares of restricted stock became unrestricted. During fiscal year 2017, there were 4,000 shares of restricted stock forfeited, and none were forfeited in fiscal year 2016. During fiscal year 2016, the Company issued 48,000 shares of restricted stock, and 12,550 shares of restricted stock became unrestricted. Compensation expense of $113,039 and $76,098 was recognized in fiscal years 2017 and 2016, respectively, for shares of restricted stock.

(14)	Income Taxes

Total income tax expense (benefit) for the years ended November 30, 2017 and 2016 consists of the following:

	November 30, 2017	November 30, 2016
Current Expense (benefit)	$15,360	$(288,935)
Deferred expense (benefit)	(572,175)	(29,939)
	$(556,815)	$(318,874)

The reconciliation of the statutory Federal income tax rate is as follows:

	November 30, 2017	November 30, 2016
Statutory federal income tax rate	34.0%	34.0%
Valuation allowance on foreign net operating loss	(7.8)	0.0
Permanent differences and other	(0.7)	(6.0)
	25.5%	28.0%

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at November 30, 2017 and 2016 are presented below:

	November 30
	2017	2016
Current deferred tax assets (liabilities):
Accrued expenses	$95,000	$110,000
Inventory capitalization	33,000	16,000
Net operating loss and tax credit carryforward	586,000	133,000
Asset reserves	746,000	808,000
Total current deferred tax assets	$1,460,000	$1,067,000
Non-current deferred tax assets
Property, plant, and equipment	$(559,000)	$(737,000)
Total non-current deferred tax assets (liabilities)	$(559,000)	$(737,000)
Net deferred taxes	$901,000	$330,000

Based on the Company’s adoption of ASU 2015-17, Income Taxes, the Company has prospectively classified the 2017 net deferred tax asset as a noncurrent asset in the accompanying financial statements. The 2016 presentation reports the deferred tax asset and deferred tax liability as a current asset and noncurrent liability pursuant to previous GAAP guidance.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on these assessments, in fiscal 2016 the Company recorded a reserve against its deferred tax assets related to its net operation loss of its Canadian operations of approximately $75,000. During fiscal 2017 the Company has continued to create a reserve for any estimated income tax benefits related to the Canadian net operating losses. From the time of acquisition, the Company has not yet generated taxable income from these operations, and management believes that the amount of this deferred tax asset will not be realized. The Company’s net operating loss amounting to approximately $1,800,000 and tax credit carryforward amounting to approximately $105,000 for its US operations expires on November 30, 2036 and 2037. Management believes that the Company will be able to utilize the US net operating losses before their expiration.

On December 22, 2017, a new tax law was enacted that reduces the top corporate income tax rate from 35% to 21%. The law and rate change is generally effective for tax years beginning after December 31, 2017. While the Company is assessing the impact of the law on its reported assets, liabilities, and results of operations, management believes that going forward, the overall rate reduction will have a positive impact on the Company’s net earnings in the long run. However, during the first quarter of the Company’s 2018 fiscal year, its reported net deferred tax asset will have to be substantially restated using the new lower rates. Based on the Company’s recorded deferred tax asset at November 30, 2017, management estimates the rate change will reduce the Company’s deferred tax asset by approximately $300,000, which will be recorded as an adjustment to its tax provision in the first quarter ending February 28, 2018.

(15)	Disclosures About the Fair Value of Financial Instruments

At November 30, 2017 and 2016, the carrying amount approximates fair value for cash, accounts receivable, accounts payable, notes payable to bank, and other current liabilities due to the short maturity of these instruments. The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

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

	Twelve Months Ended November 30, 2017
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$15,407,000	$2,700,000	$2,608,000	$20,715,000
Income (loss) from operations	(1,381,000)	(313,000)	(28,000)	$(1,722,000)
Income (loss) before tax	(1,371,000)	(349,000)	(73,000)	$(1,793,000)
Total Assets	17,237,000	3,108,000	2,607,000	$22,952,000
Capital expenditures	303,000	121,000	90,000	$514,000
Depreciation & Amortization	506,000	69,000	127,000	$702,000

	Twelve Months Ended November 30, 2016
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$15,756,000	$3,674,000	$2,128,000	$21,558,000
Income (loss) from operations	(378,000)	88,000	(141,000)	$(431,000)
Income (loss) before tax	(403,000)	70,000	(189,000)	$(522,000)
Total Assets	20,292,000	2,588,000	2,608,000	$25,488,000
Capital expenditures	212,000	-	62,000	$274,000
Depreciation & Amortization	487,000	61,000	124,000	$672,000

(18)	Subsequent Events

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements other than those previously described in Note 2 regarding the disposition of assets of discontinued operations.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, including the person serving as our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of November 30, 2017.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

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

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. Directors, Executive Officers and corporate governance.

The information required by Item 10 is incorporated by reference to the sections entitled “Questions and Answers about the 2018 Annual Meeting and Voting,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Executive Officers” in our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to the sections entitled “Executive Compensation” and “Director Compensation” in our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Principal Stockholders,” “Security Ownership of Directors and Management” and “Equity Compensation Plan Information” in our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders.

Item 13.     Certain Relationships and Related Transactions, and director independence.

The information required by Item 13 is incorporated by reference to the sections entitled “Corporate Governance” and “Certain Transactions and Business Relationships” in our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders.

Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the section entitled “Independent Registered Public Accountant Firm” in our definitive proxy statement relating to our 2018 Annual Meeting of Stockholders.

PART IV

Item 15.               Exhibits, FINANCIAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.

(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Eide Bailly, LLP on Consolidated Financial Statements as of November 30, 2017 and 2016

Consolidated Balance Sheets as of November 30, 2017 and 2016

Consolidated Statements of Operations for each of the two years in the period ended November 30, 2017 and 2016

Consolidated Statements of Comprehensive Income for each of the two years in the period ended November 30, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for each of the two years in the period ended November 30, 2017 and 2016

Consolidated Statements of Cash Flows for each of the two years in the period ended November 30, 2017 and 2016

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

10.16	Loan Modification Agreement dated April 27, 2016 – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 2, 2016.

10.17	Second Loan Modification Agreement dated July 12, 2016 – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2016.

10.18	Third Loan Modification Agreement dated March 30, 2017 – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2017.

10.19	Forbearance and Fourth Loan Modification Agreement dated August 10, 2017 – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 16, 2017.

10.20

Consent to Merger of Wholly-Owned Subsidiary, by U.S. Bank National Association, dated October 11, 2016 – incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended November 31, 2016.

10.21

Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.22

Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.23

Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.24

Commercial Guaranty, by Ohio Metal Working Products/Art’s-Way Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.25	Commercial Guaranty, by Art’s-Way Scientific Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.26

Commercial Security Agreement, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.27

Commercial Security Agreement, between Bank Midwest and Ohio Metal Working Products/Art’s-Way Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.28

Commercial Security Agreement, between Bank Midwest and Art’s-Way Scientific Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.29

Mortgage (800 Highway 150 South, West Union, IA 52175), by Art’s-Way Manufacturing Co., Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.30

Open-End Mortgage (3620 Progress Street ND, Canton, OH 44705), by Ohio Metal Working Products/Art’s-Way Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.31

Mortgage (556 Highway 9 and 203 West Oak Street, Armstrong & Monona, Iowa, 50514/55215), by Art’s-Way Manufacturing Co., Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.32

Mortgage (7010 Chavenelle Rd, Dubuque, IA 52002) , by Art’s-Way Manufacturing Co., Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.33

Assignment of Rents (3620 Progress Street ND, Canton, OH 44705), by Ohio Metal Working Products/Art’s-Way Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.34

Assignment of Rents (800 Highway 150 South, West Union, IA 52175) by Art’s-Way Manufacturing Co., Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.35

Assignment of Rents (556 Highway 9 and 203 West Oak Street, Armstrong & Monona, Iowa, 50514/55215), by Art’s-Way Manufacturing Co., Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.36

Assignment of Rents (7010 Chavenelle Rd, Dubuque, IA 52002) , by Art’s-Way Manufacturing Co., Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed September 29, 2017.

21.1	List of Subsidiaries – filed herewith.

23.1	Consent of independent registered public accounting firm – filed herewith.

24.1	Power of Attorney (included on the “Signatures” page of this Annual Report on Form 10-K).

31.1	Certificate pursuant to 17 CFR 240 13(a)-14(a) – filed herewith.

31.2	Certificate pursuant to 17 CFR 240 13(a)-14(a) – filed herewith.

32.1	Certificate pursuant to 18 U.S.C. Section 1350 – filed herewith.

32.2	Certificate pursuant to 18 U.S.C. Section 1350 – filed herewith.

101

The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Stockholders’ Equity, and (vi) Notes to the Consolidated Financial Statements.

(*) Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date: February 7, 2018	/s/ Carrie L. Gunnerson
Carrie L. Gunnerson, President and Chief Executive Officer

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

Date: February 7, 2018	/s/ Carrie L. Gunnerson
Carrie L. Gunnerson, President and Chief Executive Officer

Date: February 7, 2018	/s/ Amber J. Murra
Amber J. Murra, Chief Financial Officer (principal accounting officer)

Date: February 7, 2018	/s/ Marc H. McConnell
Marc H. McConnell, Chairman, Director

Date: February 7, 2018	/s/ J. Ward McConnell, Jr.
J. Ward McConnell, Jr., Vice Chairman, Director

Date: February 7, 2018	/s/ Joseph R. Dancy
Joseph R. Dancy, Director

Date: February 7, 2018	/s/ Thomas E. Buffamante
Thomas E. Buffamante, Director

Date: February 7, 2018	/s/ David R. Castle
David R. Castle, Director

Date: February 7, 2018	/s/ David A. White
David A. White, Director

CORPORATE INFORMATION

DIRECTORS

Marc H. McConnell

Chairman of the Board of Directors

President of Bauer Corporation

Director and Former President of Farm Equipment Manufacturers Association

Director and Former President of American Ladder Institute

Vice Chairman of McConnell Holdings, Inc.

Chairman and Director of West Town Bancorp, Inc.

J. Ward McConnell, Jr.

Vice Chairman of the Board of Directors

Private Investor

Thomas E. Buffamante

Chairman of the Audit Committee

Director of Buffamante Whipple Buttafaro, P.C.

David R. Castle

Chairman of the Compensation & Stock Option Committee

Former Director of Avery Weigh-Tronix Holdings, Inc.

Joseph R. Dancy

President and Director of LSGI Advisors Inc.

David A. White

President and Chief Executive Officer of First Call Services, LLC

Director of Ag Growth International, Inc.

Director of Sunrise Transportation Holdings LLC

OFFICERS

Carrie L. Gunnerson

President and Chief Executive Officer, Corporate Secretary

Amber J. Murra

Chief Financial Officer

ART’S-WAY MANUFACTURING

Jeff Lalumendre Director of Manufacturing	Eugene Tonne Director of Supply Chain

Glen Parrett Director of Sales & Marketing	Darren McGregor Director of Engineering

ART’S-WAY SCIENTIFIC

Dan Palmer President of Art’s Way Scientific	Mark Tschirgi General Manager

OHIO METAL WORKING PRODUCTS/ART’S WAY

Mark Bresson General Manager	Travis Horton Director of Sales & Marketing

CORPORATE INFORMATION

Principal Office 5556 Highway 9 West P.O. Box 288 Armstrong, Iowa 50514-0288	Transfer Agent American Stock Transfer & Trust Company New York, New York

Registered Office National Corporate Research, LTD. 615 S. Dupont Hwy Dover, DE	Stock Information Carrie L. Gunnerson (712) 864-3131

Independent Registered Public Accounting Firm Eide Bailly, LLP Minneapolis, Minnesota	Trading Information NASDAQ Stock Market, LLC NASDAQ symbol: ARTW