Form 10-Q
period 2018-02-28
ARTS WAY MANUFACTURING CO INC
filed 2018-04-02
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2018

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 0-5131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

DELAWARE	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of common shares outstanding as of March 30, 2018: 4,200,466

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	February 28, 2018	November 30, 2017
Assets
Current assets:
Cash	$92,814	$212,400
Accounts receivable-customers, net of allowance for doubtful accounts of $16,165 and $32,298 in 2018 and 2017, respectively	1,827,102	1,910,294
Inventories, net	11,068,505	11,966,722
Cost and profit in excess of billings	2,778	65,146
Net investment in sales-type leases, current	119,512	-
Assets of discontinued operations	4,855	2,454
Other current assets	425,263	275,755
Total current assets	13,540,829	14,432,771
Property, plant, and equipment, net	5,818,795	5,946,957
Assets held for lease, net	1,201,515	1,217,164
Deferred income taxes	693,751	901,396
Goodwill	375,000	375,000
Net investment in sales-type leases, long-term	255,943	-
Other assets of discontinued operations	1,425,000	1,425,000
Other assets	80,478	81,545
Total assets	$23,391,311	$24,379,833
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$1,960,530	$2,462,530
Current portion of long-term debt	222,475	221,230
Accounts payable	929,474	673,653
Customer deposits	622,597	600,325
Billings in Excess of Cost and Profit	11,908	48,211
Accrued expenses	864,289	981,558
Liabilites of discontinued operations	49,211	59,149
Income taxes payable	3,100	3,100
Total current liabilities	4,663,584	5,049,756
Long-term liabilities
Long-term liabilities of discontinued operations	587,989	590,366
Long-term debt, excluding current portion	2,693,606	2,748,677
Total liabilities	7,945,179	8,388,799
Commitments and Contingencies (Notes 8 and 9)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2018 and 2017; issued 0 shares in 2018 and 2017.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2018 and 2017; issued 4,209,752 in 2018 and 4,158,752 in 2017	42,097	41,587
Additional paid-in capital	2,908,100	2,859,052
Retained earnings	12,787,378	13,353,830
Accumulated other comprehensive expense	(263,708)	(257,010)
Treasury stock, at cost (9,286 in 2018 and 1,954 in 2017 shares)	(27,735)	(6,425)
Total stockholders’ equity	15,446,132	15,991,034
Total liabilities and stockholders’ equity	$23,391,311	$24,379,833

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	February 28, 2018	February 28, 2017
Sales	$5,365,536	$4,421,168
Cost of goods sold	4,245,729	3,307,345
Gross profit	1,119,807	1,113,823
Expenses:
Engineering	129,064	132,640
Selling	450,961	485,380
General and administrative	848,503	848,236
Total expenses	1,428,528	1,466,256
Income (Loss) from operations	(308,721)	(352,433)
Other income (expense):
Interest expense	(69,676)	(63,794)
Other	72,572	51,674
Total other income (expense)	2,896	(12,120)
Income (Loss) from continuing operations before income taxes	(305,825)	(364,553)
Income tax expense (benefit)	221,573	(110,911)
Income (Loss) from continuing operations	(527,398)	(253,642)
Discontinued Operations
Income (loss) from operations of discontinued segment	(51,590)	4,877
Income tax expense (benefit)	(12,536)	1,264
Income (Loss) on discontinued operations	(39,054)	3,613
Net Income (Loss)	(566,452)	(250,029)

Earnings (Loss) per share - Basic:
Continuing Operations	$(0.13)	$(0.06)
Discontinued Operations	$(0.01)	$0.00
Net Income (Loss) per share	$(0.14)	$(0.06)

Earnings (Loss) per share - Diluted:
Continuing Operations	$(0.13)	$(0.06)
Discontinued Operations	$(0.01)	$0.00
Net Income (Loss) per share	$(0.14)	$(0.06)

Weighted average outstanding shares used to compute basic net income per share	4,170,818	4,126,012
Weighted average outstanding shares used to compute diluted net income per share	4,170,818	4,126,012

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	February 28, 2018	February 28, 2017
Net Income (Loss)	$(566,452)	$(250,029)
Other Comprehensive Income (Loss)
Foreign currency translation adjustsments	(6,698)	11,022
Total Other Comprehensive Income (Loss)	(6,698)	11,022
Comprehensive (Loss)	$(573,150)	$(239,007)

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	February 28, 2018	February 28, 2017
Cash flows from operations:
Net (loss) from continuing operations	$(527,398)	$(253,642)
Net income (loss) from discontinued operations	(39,054)	3,613
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Stock based compensation	49,558	26,557
Unrealized foreign currency gain (loss)	(6,698)	11,022
(Gain)/Loss on disposal of property, plant, and equipment	(8,896)	2,463
Depreciation and amortization expense	189,654	170,789
Bad debt expense	(16,002)	5,601
Deferred income taxes	207,645	(107,034)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	99,194	(44,089)
Inventories	898,217	295,975
Income taxes receivable	-	(5,537)
Net investment in sales-type leases	(375,455)	-
Other assets	(150,301)	(255,629)
Increase (decrease) in:
Accounts payable	255,821	80,634
Contracts in progress, net	26,065	59,422
Customer deposits	22,272	503,702
Accrued expenses	(117,269)	(166,649)
Net cash provided by operating activities - continuing operations	546,407	323,585
Net cash (used in) operating activities - discontinued operations	(51,509)	(22,039)
Net cash provided by operating activities	494,898	301,546
Cash flows from investing activities:
Purchases of property, plant, and equipment	(64,401)	(195,020)
Net proceeds from sale of assets	29,316	12,190
Net cash (used in) investing activities - continuing operations	(35,085)	(182,830)
Net cash provided by investing activities - discontinued operations	-	38,736
Net cash (used in) investing activities	(35,085)	(144,094)
Cash flows from financing activities:
Net change in line of credit	(502,000)	(250,000)
Repayment of term debt	(53,827)	(182,119)
Repurchases of common stock	(21,310)	(5,989)
Net cash (used in) financing activities - continuing operations	(577,137)	(438,108)
Net cash (used in) financing activities - discontinued operations	(2,262)	(32,281)
Net cash (used in) financing activities	(579,399)	(470,389)
Net increase (decrease) in cash	(119,586)	(312,937)
Cash at beginning of period	212,400	1,063,716
Cash at end of period	$92,814	$750,779

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$48,506	$71,338
Income taxes	$838	$3,125

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

Unless otherwise specified, as used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Art’s-Way,” and the “Company,” refer to Art’s-Way Manufacturing Co., Inc., a Delaware corporation headquartered in Armstrong, Iowa, and its wholly-owned subsidiaries.

The Company began operations as a farm equipment manufacturer in 1956. Since that time, it has become a major worldwide manufacturer of agricultural equipment. Its principal manufacturing plant is located in Armstrong, Iowa.

The Company has organized its business into three operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies. The agricultural products segment (“Manufacturing”) manufactures farm equipment under the Art’s-Way Manufacturing label and private labels. The modular buildings segment (“Scientific”) manufactures modular buildings for various uses, commonly animal containment and research laboratories and the tools segment (“Metals”) manufactures steel cutting tools and inserts. During the third quarter of fiscal 2016, the Company discontinued its pressurized vessels segment (“Vessels”) that manufactured pressurized vessels. For more information on discontinued operations, see Note 3 “Discontinued Operations.” For detailed financial information relating to segment reporting, see Note 16 “Segment Information.”

2)	Summary of Significant Account Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2017. The results of operations for the three months ended February 28, 2018 are not necessarily indicative of the results for the fiscal year ending November 30, 2018.

The financial books of the Company’s Canadian operation are kept in the functional currency of Canadian dollars and the financial statements are converted to U.S. Dollars for consolidation. When consolidating the financial results of the Company into U.S. Dollars for reporting purposes, the Company uses the All-Current translation method. The All-Current method requires the balance sheet assets and liabilities to be translated to U.S. Dollars at the exchange rate as of quarter end. Stockholders’ equity is translated at historical exchange rates and retained earnings are translated at an average exchange rate for the period. Additionally, revenue and expenses are translated at average exchange rates for the periods presented. The resulting cumulative translation adjustment is carried on the balance sheet and is recorded in stockholders’ equity for 2018. Since no income tax benefit will be received from the foreign equity sale, the cumulative translation adjustment has not been tax adjusted.

Sales-Type Leases

The Company leases modular buildings to certain customers and accounts for these transactions as sales-type leases. These leases have terms of up to 36 months and are collateralized by a security interest in the related modular building.  The lessee has a bargain purchase option available at the end of the lease term.  A minimum lease receivable is recorded net of unearned interest income  and profit on sale at the time the building is available for occupancy.  Profit related to the sale of the building is recorded upon occupancy.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three months ended February 28, 2018. Actual results could differ from those estimates.

3)	Discontinued Operations

Effective October 31, 2016, the Company discontinued the operations of its Vessels segment in order to focus its efforts and resources on the business segments that have historically been more successful and that are expected to present greater opportunities for meaningful long-term shareholder returns. Its plan is to dispose of these assets over the next several quarters. At this time, the Company is working to dispose of the remaining assets, primarily the real estate.

In January 2018, the Company accepted an offer on the real estate assets for $1,500,000, which was below the carrying value at that time. Based on these facts the Company recorded an impairment of the real estate of approximately $289,000 in the fiscal year ended November 30, 2017, which reduced the value to $1,425,000, which is the value the Company expects to receive after commissions on the sale of this asset. On March 29, 2018 we disposed of the remaining assets at a selling price of $1,500,000.

As Vessels was a unique business unit of the Company, its liquidation was a strategic shift. In accordance with Accounting Standard Code Topic 360, the Company has classified Vessels as discontinued operations for all periods presented.

Income from discontinued operations, before income taxes in the accompanying Condensed Consolidated Statements of Operations is comprised of the following:

	Three Months Ended
	February 28, 2018	February 28, 2017
Revenue from external customers	$-	$-
Gross Profit	-	-
Operating Expense	43,458	32
Income (loss) from operations	(43,458)	(32)
Income (loss) before tax	(51,590)	4,877

The components of discontinued operations in the accompanying Condensed Consolidated Balance Sheets are as follows:

	February 28, 2018	November 30, 2017
Cash	$4,855	$2,454
Property, plant, and equipment, net	1,425,000	1,425,000
Assets of discontinued operations	$1,429,855	$1,427,454

Accounts payable	$655	$-
Accrued expenses	39,222	49,931
Notes Payable	597,323	599,584
Liabilities of discontinued operations	$637,200	$649,515

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

Basic and diluted earnings (loss) per common share have been computed based on the following as of February 28, 2018 and February 28, 2017:

	For the three months ended
	February 28, 2018	February 28, 2017
Numerator for basic and diluted (loss) earnings per common share:

Net (loss) income from continuing operations	$(527,398)	$(253,642)
Net (loss) income from discontinued operations	(39,054)	3,613
Net (loss) income	$(566,452)	$(250,029)

Denominator:
For basic (loss) earnings per share - weighted average common shares outstanding	4,170,818	4,126,012
Effect of dilutive stock options	-	-
For diluted (loss) earnings per share - weighted average common shares outstanding	4,170,818	4,126,012

Earnings (Loss) per share - Basic:
Continuing Operations	$(0.13)	$(0.06)
Discontinued Operations	$(0.01)	$0.00
Net Income (Loss) per share	$(0.14)	$(0.06)

Earnings (Loss) per share - Diluted:
Continuing Operations	$(0.13)	$(0.06)
Discontinued Operations	$(0.01)	$0.00
Net Income (Loss) per share	$(0.14)	$(0.06)

5)	Inventory

Major classes of inventory are:

	February 28, 2018	November 30, 2017
Raw materials	$8,275,782	$8,731,985
Work in process	742,276	460,687
Finished goods	4,618,064	5,395,353
Gross inventory	$13,636,122	$14,588,025
Less: Reserves	(2,567,617)	(2,621,303)
Net Inventory	$11,068,505	$11,966,722

6)	Accrued Expenses

Major components of accrued expenses are:

	February 28, 2018	November 30, 2017
Salaries, wages, and commissions	$485,592	$584,768
Accrued warranty expense	54,135	68,451
Other	324,562	328,339
	$864,289	$981,558

7)	Assets Held for Lease

Major components of assets held for lease are:

	February 28, 2018	November 30, 2017
West Union Facility	$1,111,946	$1,118,330
Modular Buildings	89,569	98,834
Net assets held for lease	$1,201,515	$1,217,164

8)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 6 “Accrued Expenses.” Changes in the Company’s product warranty liability for the three months ended February 28, 2018 and February 28, 2017 are as follows:

	For the three months ended

	February 28, 2018	February 28, 2017
Balance, beginning	$68,451	$134,373
Settlements / adjustments	(82,673)	(72,949)
Warranties issued	68,357	64,248
Balance, ending	$54,135	$125,672

9)	Loan and Credit Agreements

The Company maintains a revolving line of credit and term loans with Bank Midwest as well as a term loan with The First National Bank of West Union.

Bank Midwest Revolving Line of Credit, Term Loans, and Covenants

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

On February 28, 2018, the balance of the line of credit was $1,960,530 with $3,039,470 remaining available, limited by the borrowing base calculation. The line of credit borrowing base is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of inventory, less any outstanding loan balance on the line of credit. Any unpaid principal amount borrowed on the revolving line of credit accrues interest at a floating rate per annum equal to 1.000% above the Wall Street Journal rate published from time to time in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.250% per annum and the current interest rate is 5.250% per annum. The revolving line of credit was renewed on March 30, 2018. The revolving line of credit is payable upon demand by Bank Midwest, and monthly interest-only payments are required. If no earlier demand is made, the unpaid principal and accrued interest is due on March 30, 2019.

The $2,600,000 term loan accrues interest at a rate of 5.000% for the first sixty months. Thereafter, this loan will accrue interest at a floating rate per annum equal to 0.750% above the Wall Street Journal rate published from time to time in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.150% per annum and the interest rate may only be adjusted by Bank Midwest once every five years. Monthly payments of $17,271 for principal and interest are required. This loan is also guaranteed by the United States Department of Agriculture (“USDA”), which requires an upfront guarantee fee of $62,400 and an annual fee of 0.5% of the unpaid balance. As part of the USDA guarantee requirements, shareholders owning more than 20% are required to personally guarantee a portion of the loan as well, in an amount equal to their stock ownership percentage. J. Ward McConnell Jr. is guaranteeing approximately 38% of this loan, for an annual fee of 2% of the personally guaranteed amount. The initial guarantee fee will be amortized over the life of the loan, and the annual fees and personally guaranteed amounts are expensed monthly. The $600,000 term loan accrues interest at a rate of 5.000%, and monthly payments of $3,249 for principal and interest are required.

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

Compliance with Bank Midwest convenants is measured annually at November 30. The terms of the Bank Midwest loan agreements require the Company to maintain a minimum working capital ratio of 1.75, while maintaining a minimum of $5,100,000 of working capital. Additionally, a maximum debt to worth ratio of 1 to 1 must be maintained, with a minimum of 40% tangible balance sheet equity, with variations subject to mutual agreement. The Company is also required to maintain a minimum debt service coverage ratio of 1.25, with a 0.10 tolerance. The Company was in compliance with all covenants as of November 30, 2017 other than the debt service coverage ratio. Bank Midwest issued a waiver forgiving the noncompliance, and no event of default has occurred and the next measurement date is November 30, 2018. The Company is also required to provide audited financial statements within 120 days of its fiscal year end.

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

The Company was in compliance with all covenants except for the debt service coverage ratio covenant as measured on November 30, 2017. The First National Bank of West Union issued a waiver and the next measurement date is November 30, 2018.

A summary of the Company’s term debt is as follows:

	February 28, 2018	November 30, 2017
Bank Midwest loan payable in monthly installments of $17,271 including interest at 5.00%, due October 1, 2037	$2,576,273	$2,595,007

Bank Midwest loan payable in monthly installments of $3,249 including interest at 5.00%, due October 1, 2019	597,323	599,584

Iowa Finance Authority loan payable in monthly installments of $12,500 including interest at 2.75%, due June 1, 2020	339,808	374,900
Total term debt	$3,513,404	$3,569,491
Less current portion of term debt	222,475	221,230
Term debt of discontinued operations	597,323	599,584
Term debt, excluding current portion	$2,693,606	$2,748,677

10)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.

On December 22, 2017, the Tax Cuts and Job Act of 2017 was enacted, which reduces the top corporate income tax rate from 35% to 21%. This law is generally effective for tax years beginning after December 31, 2017. The application of this new rate was recognized in the first quarter fiscal 2018.  Tax expense from continuing operations includes an adjustment of approximately $300,000 related to the revaluation of the company’s net deferred tax asset at the new statutory rate.

11)	Related Party Transactions

During the first quarter of fiscal 2018, the Company recognized expenses of $5,001 for transactions with a related party, compared to $0 in the first quarter of fiscal 2017. The accrued expenses balance as of February 28, 2018 contains $1,663 due to a related party, compared to $0 for the same period 2017.

12)	Sales-type leases

The components related to sales-type leases at February 28, 2018 and November 30, 2017 are as follows:

	February 28, 2018	November 30, 2017
Minimum lease receivable, current	$176,925	$-
Unearned interest income, current	(57,413)	-
Net investment in sales-type leases, current	119,512	-

Minimum lease receivable, long-term	298,777	-
Unearned interest income, long-term	(42,834)	-
Net investment in sales-type leases, long-term	$255,943	$-

The profit recognized in continuing operations on the condensed consolidated statements of operations from commencement of sales-type leases in the three months ended February 28, 2018 was $129,104 compared to $0 from the same period in 2017.

Future minimum lease receipts are as follows:

Year Ending November 30,	Amount
2018	$133,425
2019	174,000
2020	162,425
2021	5,852
2022	-
Thereafter	-
Total	$475,702

13)	Recently Issued Accounting Pronouncements

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

14)	Equity Incentive Plan and Stock Based Compensation

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

The 2011 Plan permits the plan administrator to award nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance awards, and stock appreciation rights to employees (including officers), directors, and consultants. The Board of Directors has approved a director compensation policy pursuant to which non-employee directors are automatically granted restricted stock awards of 1,000 shares of fully vested common stock annually or initially upon their election to the Board and another 1,000 shares of fully vested common stock on the last business day of each fiscal quarter. During the first three months of fiscal 2018, restricted stock awards of 45,000 shares have been issued to various employees, directors, and consultants, which vest over the next three years, and restricted stock awards of 6,000 have been issued to directors as part of the compensation policy, which vested immediately upon grant.

Stock options granted prior to January 27, 2011 are governed by the applicable Prior Plan and the forms of agreement adopted thereunder.

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. The Company estimates the fair value of each stock-based option award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. No stock options were granted during the three months ended February 28, 2018 or in the same respective period of fiscal 2017. The Company incurred a total of $49,558 of stock-based compensation expense for restricted stock awards during the three months ended February 28, 2018, compared to $26,557 of stock-based compensation expense for restricted stock awards for the same respective period of fiscal 2017.

15)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At February 28, 2018, and November 30, 2017, the carrying amount approximated fair value for cash, accounts receivable, net investment in sale-type leases, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts approximate fair value because of the short maturity of these instruments. The fair value of the net investment in sales-type leases also approximate recorded value as that is based on discounting future cash flows at rates implicit in the lease.  The rates implicit in the lease do not materially differ from current market rates. The fair value of the Company’s installment term loans payable also approximate recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

16)	Segment Information

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

	Three Months Ended February 28, 2018
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$3,929,000	$739,000	$697,000	$5,365,000
Income (loss) from operations	(275,000)	(60,000)	26,000	$(309,000)
Income (loss) before tax	(270,000)	(52,000)	16,000	$(306,000)
Total Assets	16,246,000	3,154,000	2,561,000	$21,961,000
Capital expenditures	29,000	35,000	-	$64,000
Depreciation & Amortization	133,000	25,000	32,000	$190,000

	Three Months Ended February 28, 2017
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$3,368,000	$388,000	$665,000	$4,421,000
Income (loss) from operations	(220,000)	(154,000)	21,000	$(353,000)
Income (loss) before tax	(217,000)	(158,000)	11,000	$(364,000)
Total Assets	19,063,000	2,849,000	2,657,000	$24,569,000
Capital expenditures	129,000	-	66,000	$195,000
Depreciation & Amortization	125,000	15,000	31,000	$171,000

*The consolidated total in the table is a sum of segment figures and may not tie to actual figures in the condensed consolidated financial statements due to rounding.

17)	Subsequent Event

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements other than those previously described in Note 3 “Discontinued Operations” and the line of credit extension described in Note 9 “Loan and Credit Agreements.”

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2017. Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our expectations regarding our plan to dispose of the assets of our Vessels segment; (ii) our warranty costs and order backlog; (iii) our beliefs regarding the sufficiency of working capital and cash flows, and our continued ability to renew or obtain financing on reasonable terms when necessary; (iv) the impact of recently issued accounting pronouncements and changes to tax laws; (v) our intentions and beliefs relating to our costs, business strategies, and future performance; (vi) our expected financial results; and (vii) our expectations concerning our primary capital and cash flow needs.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) the impact of tightening credit markets on our ability to continue to obtain financing on reasonable terms; (ii) our ability to repay current debt, continue to meet debt obligations and comply with financial covenants; (iii) obstacles related to integration of acquired product lines and businesses; (iv) obstacles related to liquidation of product lines and segments (v) the effect of general economic conditions, including consumer and governmental spending, on the demand for our products and the cost of our supplies and materials; (vi) fluctuations in seasonal demand and our production cycle; and (vii) other factors described from time to time in our reports to the Securities and Exchange Commission. We do not intend to update the forward-looking statements contained in this report other than as required by law. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of February 28, 2018 remain unchanged from November 30, 2017, with the exception of the addition of a critical accounting policy regarding sales-type lease activity. Other than this new policy regarding sales-type lease activity, which is set forth below, disclosure of these critical accounting policies is incorporated by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2017.

Sales-Type Lease Activity

We lease modular buildings to certain customers and account for these transactions as sales-type leases. These leases have terms of up to 36 months and are collateralized by a security interest in the related modular building.  The lessee has a bargain purchase option available at the end of the lease term.  A minimum lease receivable is recorded net of unearned interest income and profit on sale at the time the building is available for occupancy.  Profit related to the sale of the building is recorded upon occupancy.

Results of Operations – Continuing Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for continuing operations for the three-month period ended February 28, 2018 were $5,366,000 compared to $4,421,000 during the same period in fiscal 2017, an increase of $945,000, or 21.4%. The increase in consolidated revenue is primarily due to increased demand for our agricultural products and increased revenues in our modular buildings segment. Consolidated gross margin for the three-month period ended February 28, 2018 was 20.9% compared to 25.2% for the same period in fiscal 2017.

Our first quarter sales at Manufacturing were $3,929,000 compared to $3,368,000 for the same period in fiscal 2017, an increase of $561,000, or 16.7%.  The revenue increase is due to increased demand across several of our agricultural products.  Gross margin for the three-month period ended February 28, 2018 was 20.3% compared to 25.1% for the same period in fiscal 2017.  Our decreased gross margin is partially related to selling older inventory at a reduced margin in order to reduce aged inventory, along with the sale of our snow blower product line at cost. We have launched lean initiatives to improve manufacturing efficiencies and ultimately our gross profit margin.  Through the first quarter, we have seen positive results related to our initiative towards increased manufacturing efficiency.

Our first quarter sales at Scientific were $739,000 compared to $388,000 for the same period in fiscal 2017, an increase of $351,000, or 90.5%. Our increase in revenue is due to sales-type capital leases that were executed in the first quarter. Gross margin for the three-month period ended February 28, 2018 was 15.7% compared to 8.0% for the same period in fiscal 2017. The swings in gross margin are largely attributable to the changes in the timing of our revenues, which affects our variable gross margin available to cover fixed costs such as property taxes, depreciation, and management salaries.

Metals had sales of $697,000 during the first quarter, compared to $665,000 for the same period in fiscal 2017, a 4.8% increase. The increase is due to the slight improvement in the energy industry. Gross margin was 29.7% for the three-month period ended February 28, 2018 compared to 35.3% for the same period in fiscal 2017. Our decreased gross margin was largely due to a decrease in scrap sales from the prior year.

Expenses

Our first quarter consolidated selling expenses were $451,000 compared to $485,000 for the same period in fiscal 2017. The decrease in selling expenses is due to decreased advertising, salary and travel expense compared to the prior year period as we decreased our sales force in the tools segment. Selling expenses as a percentage of sales were 8.4% for the three-month period ended February 28, 2018 compared to 11.0% for the same period in fiscal 2017.

Consolidated engineering expenses were $129,000 for the three-month period ended February 28, 2018 compared to $133,000 from the same period in fiscal 2017. Engineering expenses as a percentage of sales were 2.4% for the three-month period ended February 28, 2018 compared to 3.0% for the same period in fiscal 2017.

Consolidated administrative expenses for the three-month period ended February 28, 2018 were $849,000 compared to $848,000 for the same period in fiscal 2017. Administrative expenses as a percentage of sales were 15.8% for the three-month period ended February 28, 2018 compared to 19.2% for the same period in fiscal 2017.

(Loss) from Continuing Operations

Consolidated net (loss) from continuing operations was $(527,000) for the three-month period ended February 28, 2018 compared to net (loss) from continuing operations of $(254,000) for the same period in fiscal 2017. The increased net (loss) from continuing operations was largely due to the revaluing of our deferred tax asset at the new income tax rates for the 2018 tax year.

Income Tax Adjustment

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was enacted, which reduces the top corporate income tax rate from 35% to 21%. We have assessed the impact of the law on our reported assets, liabilities, and results of operations, we believe that going forward, the overall rate reduction will have a positive impact on our net earnings in the long run. However, during the first quarter of the fiscal 2018, we substantially reduced our net deferred tax asset using the new lower rates. Based on our recorded deferred tax asset at November 30, 2017, we reduced the deferred tax asset by approximately $300,000, which was recorded as an adjustment to our tax provision in the first quarter ended February 28, 2018.

Order Backlog

The consolidated order backlog net of discounts for continuing operations as of March 29, 2018 was $4,472,000 compared to $5,578,000 as of March 29, 2017.  The agricultural products segment order backlog was $3,747,000 as of March 29, 2018 compared to $4,065,000 in fiscal 2017.  The decrease in backlog is due to the presence of around $1.2 million of passthrough self- propelled equipment in last year’s backlog that is not present in 2018.  Overall, the backlog for ag products we manufacture has increased.  The backlog for the modular buildings segment was $638,000 as of March 29, 2018, compared to $1,390,000 in fiscal 2017. This decrease in backlog is primarily due to the use of leasing transactions in the first quarter, whereas these revenues are not included in backlog calculations. The backlog for the tools segment was $87,000 as of March 29, 2018, compared to $123,000 in fiscal 2017.  Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Results of Operations – Discontinued Operations

During the third quarter of fiscal 2016, we made the decision to exit the pressurized vessels industry and are currently working to liquidate the remaining assets of our Vessels segment.  We did not have any sales of such assets during the first quarter of fiscal 2018 nor in the first quarter of fiscal 2017.  In January 2018, we accepted an offer on the remaining assets for $1,500,000.  On March 29, 2018 we disposed of the remaining assets at a selling price of $1,500,000.

Liquidity and Capital Resources

Our primary source of funds for the three months ended February 28, 2018 was cash generated by operating activities. Our primary use of cash was payment on our line of credit and term debt.  We expect our primary capital needs for the remainder of the fiscal year to relate to costs of operation, including production.

We have a $5,000,000 revolving line of credit with Bank Midwest that, as of February 28, 2018, had an outstanding principal balance of $1,960,530. The line of credit was renewed on March 30, 2018 and is scheduled to mature on March 30, 2019.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

  None.

Item 3.     Defaults Upon Senior Securities.

  None.

Item 4.     Mine Safety Disclosures.

  Not applicable.

Item 5.     Other Information.

  None.

Item 6.     Exhibits.

Exhibit No.	Description
10.1	Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated March 30, 2018 – filed herewith.
10.2	Modification of Mortgage (3620 Progress Street NE, Canton, OH 44705), by Ohio Metal Working Products/Art’s-Way Inc., dated March 30, 2018 – filed herewith.
10.3	Modification of Mortgage (800 Highway 150 South, West Union, IA 52175), by Art’s-Way Manufacturing Co., Inc., dated March 30, 2018 – filed herewith.
10.4	Director Compensation Policy, dated February 1, 2018 – filed herewith.
31.1	Certificate of Chief Executive Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
31.2	Certificate of Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
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

ART’S-WAY MANUFACTURING CO., INC.

Date: April 2, 2018	By: /s/ Carrie L. Gunnerson
Carrie L. Gunnerson
President and Chief Executive Officer

Date: April 2, 2018	By: /s/ Amber J. Murra
Amber J. Murra
Chief Financial Officer