Form 10-Q
period 2018-05-31
ARTS WAY MANUFACTURING CO INC
filed 2018-07-12
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2018

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 0-5131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

DELAWARE	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of common shares outstanding as of July 9, 2018: 4,198,947

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	May 31, 2018	November 30, 2017
Assets
Current assets:
Cash	$3,622	$212,400
Accounts receivable-customers, net of allowance for doubtful accounts of $22,829 and $32,298 in 2018 and 2017, respectively	2,075,212	1,910,294
Inventories, net	10,729,072	11,966,722
Cost and profit in excess of billings	269,081	65,146
Net investment in sales-type leases, current	120,542	-
Assets of discontinued operations	-	2,454
Other current assets	188,226	275,755
Total current assets	13,385,755	14,432,771
Property, plant, and equipment, net	5,745,784	5,946,957
Assets held for lease, net	1,957,565	1,217,164
Deferred income taxes	820,964	901,396
Goodwill	375,000	375,000
Net investment in sales-type leases, long-term	229,439	-
Other assets of discontinued operations	-	1,425,000
Other assets	79,151	81,545
Total assets	$22,593,658	$24,379,833
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$2,124,530	$2,462,530
Current portion of long-term debt	223,737	221,230
Accounts payable	1,057,810	673,653
Customer deposits	608,905	600,325
Billings in excess of cost and profit	-	48,211
Accrued expenses	832,361	981,558
Liabilities of discontinued operations	-	59,149
Income taxes payable	3,500	3,100
Total current liabilities	4,850,843	5,049,756
Long-term liabilities
Long-term liabilities of discontinued operations	-	590,366
Long-term debt, excluding current portion	2,636,875	2,748,677
Total liabilities	7,487,718	8,388,799
Commitments and Contingencies (Notes 8 and 9)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2018 and 2017; issued 0 shares in 2018 and 2017.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2018 and 2017; issued 4,208,233 in 2018 and 4,158,752 in 2017	42,082	41,587
Additional paid-in capital	2,969,993	2,859,052
Retained earnings	12,121,600	13,353,830
Accumulated other comprehensive expense	-	(257,010)
Treasury stock, at cost (9,286 in 2018 and 1,954 in 2017 shares)	(27,735)	(6,425)
Total stockholders’ equity	15,105,940	15,991,034
Total liabilities and stockholders’ equity	$22,593,658	$24,379,833

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Sales	$5,294,464	$4,689,354	$10,660,000	$9,110,522
Cost of goods sold	4,187,450	3,877,870	8,399,610	7,185,215
Gross profit	1,107,014	811,484	2,260,390	1,925,307
Expenses:
Engineering	127,539	132,347	256,602	264,987
Selling	487,991	483,060	972,522	968,441
General and administrative	949,598	917,461	1,798,101	1,765,695
Total expenses	1,565,128	1,532,868	3,027,225	2,999,123
Income (Loss) from operations	(458,114)	(721,384)	(766,835)	(1,073,816)
Other income (expense):
Interest expense	(68,711)	(79,253)	(138,387)	(143,047)
Other	(252,687)	63,245	(180,115)	114,920
Total other income (expense)	(321,398)	(16,008)	(318,502)	(28,127)
Income (Loss) from continuing operations before income taxes	(779,512)	(737,392)	(1,085,337)	(1,101,943)
Income tax expense (benefit)	(125,533)	(228,485)	96,040	(339,396)
Income (Loss) from continuing operations	(653,979)	(508,907)	(1,181,377)	(762,547)
Discontinued Operations
Income (loss) from operations of discontinued segment	(15,587)	(27,665)	(67,177)	(22,789)
Income tax expense (benefit)	(3,788)	(9,012)	(16,324)	(7,748)
Income (Loss) on discontinued operations	(11,799)	(18,653)	(50,853)	(15,041)
Net Income (Loss)	(665,778)	(527,560)	(1,232,230)	(777,588)

Earnings (Loss) per share - Basic:
Continuing Operations	$(0.16)	$(0.12)	$(0.28)	$(0.18)
Discontinued Operations	$-	$-	$(0.01)	$-
Net Income (Loss) per share	$(0.16)	$(0.12)	$(0.29)	$(0.18)

Earnings (Loss) per share - Diluted:
Continuing Operations	$(0.16)	$(0.12)	$(0.28)	$(0.18)
Discontinued Operations	$-	$-	$(0.01)	$-
Net Income (Loss) per share	$(0.16)	$(0.12)	$(0.29)	$(0.18)

Weighted average outstanding shares used to compute basic net income per share	4,213,893	4,158,969	4,192,592	4,142,672
Weighted average outstanding shares used to compute diluted net income per share	4,213,893	4,158,969	4,192,592	4,142,672

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2018	May 31, 2017	May 31, 2018	May 31, 2017
Net Income (Loss)	$(665,778)	$(527,560)	$(1,232,230)	$(777,588)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	10,528	(16,120)	3,830	(5,098)
Release of cumulative translation adjustment due to substantial liquidation of a foreign entity	253,180	-	253,180	-
Total Other Comprehensive Income (Loss)	263,708	(16,120)	257,010	(5,098)
Comprehensive (Loss)	$(402,070)	$(543,680)	$(975,220)	$(782,686)

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	May 31, 2018	May 31, 2017
Cash flows from operations:
Net (loss) from continuing operations	$(1,181,377)	$(762,547)
Net (loss) from discontinued operations	(50,853)	(15,041)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Stock based compensation	111,436	72,959
Loss on release of cumulative translation adjustment	253,180	-
Unrealized foreign currency gain (loss)	3,830	(5,098)
(Gain)/Loss on disposal of property, plant, and equipment	(12,084)	11,945
Depreciation and amortization expense	408,757	342,387
Bad debt expense (recovery)	(9,044)	(4,952)
Deferred income taxes	80,432	(360,464)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(155,874)	(512,044)
Inventories, net	437,307	(425,931)
Income taxes receivable	-	16,505
Net investment in sales-type leases	(349,981)	-
Other assets	87,529	(273,758)
Increase (decrease) in:
Accounts payable	384,157	923,695
Contracts in progress, net	(252,146)	34,618
Customer deposits	8,580	353,772
Income taxes payable	400	-
Accrued expenses	(149,197)	(10,843)
Net cash (used in) operating activities - continuing operations	(334,095)	(599,756)
Net cash (used in) operating activities - discontinued operations	(89,697)	(22,635)
Net cash (used in) operating activities	(423,792)	(622,391)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(164,874)	(293,919)
Net proceeds from sale of assets	29,316	12,190
Net cash (used in) investing activities - continuing operations	(135,558)	(281,729)
Net cash provided by investing activities - discontinued operations	1,418,761	38,736
Net cash provided by (used in) investing activities	1,283,203	(242,993)
Cash flows from financing activities:
Net change in line of credit	(338,000)	450,000
Repayment of term debt	(109,295)	(364,080)
Repurchases of common stock	(21,310)	(6,425)
Net cash provided by (used in) financing activities - continuing operations	(468,605)	79,495
Net cash (used in) financing activities - discontinued operations	(599,584)	(65,035)
Net cash provided by (used in) financing activities	(1,068,189)	14,460
Net (decrease) in cash	(208,778)	(850,924)
Cash at beginning of period	212,400	1,063,716
Cash at end of period	$3,622	$212,792

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$142,426	$148,203
Income taxes	$5,237	$-

Supplemental disclosures of non-cash operating and investing activities:
Transfer of inventory to assets held for lease	$800,343	$-

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2017. The results of operations for the three and six months ended May 31, 2018 are not necessarily indicative of the results for the fiscal year ending November 30, 2018.

The financial books of the Company’s Canadian operations are kept in the functional currency of Canadian dollars and the financial statements are converted to U.S. Dollars for consolidation. When consolidating the financial results of the Company into U.S. Dollars for reporting purposes, the Company uses the All-Current translation method. The All-Current method requires the balance sheet assets and liabilities to be translated to U.S. Dollars at the exchange rate as of quarter end. Stockholders’ equity is translated at historical exchange rates and retained earnings are translated at an average exchange rate for the period. Additionally, revenue and expenses are translated at average exchange rates for the periods presented. The resulting cumulative translation adjustment is carried on the balance sheet and is recorded in stockholders’ equity. Since no income tax benefit will be received from the foreign equity sale, the cumulative translation adjustment has not been tax adjusted. During the second quarter of fiscal 2018, the Company liquidated its investment in the Canadian subsidiary by selling off remaining inventory and filing dissolution paperwork. The cumulative translation adjustment carried on the balance sheet was released into net income in the second quarter 2018 and will no longer need translation each period. Since no income tax benefit will be received from the foreign equity sale, the cumulative translation adjustment has not been tax adjusted.

Sales-Type Leases

The Company leases modular buildings to certain customers and accounts for these transactions as sales-type leases. These leases have terms of up to 36 months and are collateralized by a security interest in the related modular building.  The lessee has a bargain purchase option available at the end of the lease term.  A minimum lease receivable is recorded net of unearned interest income and profit on sale at the time the Company’s obligation to the lessee is complete.  Profit related to the sale of the building is recorded upon fulfillment of the Company’s obligation to the lessee.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three and six months ended May 31, 2018. Actual results could differ from those estimates.

3)	Discontinued Operations

Effective October 31, 2016, the Company discontinued the operations of its Vessels segment in order to focus its efforts and resources on the business segments that have historically been more successful and that are expected to present greater opportunities for meaningful long-term shareholder returns.

In January 2018, the Company accepted an offer on the real estate assets for $1,500,000, which was below the carrying value at that time. Based on these facts the Company recorded an impairment of the real estate of approximately $289,000 for the fiscal year ended November 30, 2017, which reduced the value to $1,425,000, which is the value the Company expected to receive after commissions on the sale of this asset. On March 29, 2018, the remaining assets of Vessels, consisting of real estate assets, were disposed of at a selling price of $1,500,000.

As Vessels was a unique business unit of the Company, its liquidation was a strategic shift. In accordance with Accounting Standard Codification Topic 360, the Company has classified Vessels as discontinued operations for all periods presented.

Income from discontinued operations, before income taxes in the accompanying Condensed Consolidated Statements of Operations is comprised of the following:

	Three Months Ended
	May 31, 2018	May 31, 2017
Revenue from external customers	$-	$-
Gross Profit	-	-
Operating Expense	7,019	23,746
Income (loss) from operations	(7,019)	(23,746)
Income (loss) before tax	(15,587)	(27,665)

	Six Months Ended
	May 31, 2018	May 31, 2017
Revenue from external customers	$-	$-
Gross Profit	-	-
Operating Expense	51,133	23,824
Income (loss) from operations	(51,133)	(23,824)
Income (loss) before tax	(67,177)	(22,789)

The components of discontinued operations in the accompanying Condensed Consolidated Balance Sheets are as follows:

	May 31, 2018	November 30, 2017
Cash	$-	$2,454
Property, plant, and equipment, net	-	1,425,000
Assets of discontinued operations	$-	$1,427,454

Accrued expenses	-	49,931
Notes Payable	-	599,584
Liabilities of discontinued operations	$-	$649,515

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

Basic and diluted earnings (loss) per common share have been computed based on the following as of May 31, 2018 and May 31, 2017:

	For the Three Months Ended
	May 31, 2018	May 31, 2017
Numerator for basic and diluted (loss) earnings per common share:

Net (loss) income from continuing operations	$(653,979)	$(508,907)
Net (loss) income from discontinued operations	(11,799)	(18,653)
Net (loss) income	$(665,778)	$(527,560)

Denominator:
For basic (loss) earnings per share - weighted average common shares outstanding	4,213,893	4,158,969
Effect of dilutive stock options	-	-
For diluted (loss) earnings per share - weighted average common shares outstanding	4,213,893	4,158,969

Earnings (Loss) per share - Basic:
Continuing Operations	$(0.16)	$(0.12)
Discontinued Operations	$-	$-
Net Income (Loss) per share	$(0.16)	$(0.12)

Earnings (Loss) per share - Diluted:
Continuing Operations	$(0.16)	$(0.12)
Discontinued Operations	$-	$-
Net Income (Loss) per share	$(0.16)	$(0.12)

	For the Six Months ended
	May 31, 2018	May 31, 2017
Numerator for basic and diluted (loss) earnings per common share:

Net (loss) income from continuing operations	$(1,181,377)	$(762,547)
Net (loss) income from discontinued operations	(50,853)	(15,041)
Net (loss) income	$(1,232,230)	$(777,588)

Denominator:
For basic (loss) earnings per share - weighted average common shares outstanding	4,192,592	4,142,672
Effect of dilutive stock options	-	-
For diluted (loss) earnings per share - weighted average common shares outstanding	4,192,592	4,142,672

Earnings (Loss) per share - Basic:
Continuing Operations	$(0.28)	$(0.18)
Discontinued Operations	$(0.01)	$-
Net Income (Loss) per share	$(0.29)	$(0.18)

Earnings (Loss) per share - Diluted:
Continuing Operations	$(0.28)	$(0.18)
Discontinued Operations	$(0.01)	$-
Net Income (Loss) per share	$(0.29)	$(0.18)

5)	Inventory

Major classes of inventory are:

	May 31, 2018	November 30, 2017
Raw materials	$8,293,049	$8,731,985
Work in process	252,598	460,687
Finished goods	4,839,361	5,395,353
Gross inventory	$13,385,008	$14,588,025
Less: Reserves	(2,655,936)	(2,621,303)
Net Inventory	$10,729,072	$11,966,722

6)	Accrued Expenses

Major components of accrued expenses are:

	May 31, 2018	November 30, 2017
Salaries, wages, and commissions	$463,692	$584,768
Accrued warranty expense	71,216	68,451
Other	297,453	328,339
	$832,361	$981,558

7)	Assets Held for Lease

Major components of assets held for lease are:

	May 31, 2018	November 30, 2017
West Union Facility	$1,105,561	$1,118,330
Modular Buildings	852,004	98,834
Net assets held for lease	$1,957,565	$1,217,164

8)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 6 “Accrued Expenses.” Changes in the Company’s product warranty liability for the three and six months ended May 31, 2018 and May 31, 2017 are as follows:

	For the Three Months Ended
	May 31, 2018	May 31, 2017
Balance, beginning	$54,135	$125,672
Settlements / adjustments	(58,892)	(36,186)
Warranties issued	75,973	63,478
Balance, ending	$71,216	$152,964

	For the Six Months Ended
	May 31, 2018	May 31, 2017
Balance, beginning	$68,451	$134,373
Settlements / adjustments	(141,565)	(109,135)
Warranties issued	144,330	127,726
Balance, ending	$71,216	$152,964

9)	Loan and Credit Agreements

The Company maintains a revolving line of credit and term loan with Bank Midwest as well as a term loan with The First National Bank of West Union.

Bank Midwest Revolving Line of Credit, Term Loans, and Covenants

On September 28, 2017, the Company entered into a credit facility with Bank Midwest, which supersedes and replaces in its entirety the Company’s previous credit facility with U.S. Bank. The Bank Midwest credit facility consists of a $5,000,000 revolving line of credit, a $2,600,000 term loan due October 1, 2037, and a $600,000 term loan due October 1, 2019. The proceeds of the new line of credit and the term loans were used to refinance all debt previously held by U.S. Bank in the amount of approximately $6,562,030, which consisted of $6,528,223 in unpaid principal and approximately $33,807 in accrued and unpaid interest and fees. The revolving line of credit is being used for working capital purposes. On March 29, 2018, the company paid in full the $600,000 term loan due October 1, 2019 using proceeds from the sale of the Company’s Dubuque, Iowa property. The payment consisted of $596,563 in principal and $2,328 in interest.

On May 31, 2018, the balance of the line of credit was $2,124,530 with $2,875,470 remaining available, limited by the borrowing base calculation. The line of credit borrowing base is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of inventory, less any outstanding loan balance on the line of credit. Any unpaid principal amount borrowed on the revolving line of credit accrues interest at a floating rate per annum equal to 1.000% above the Wall Street Journal rate published from time to time in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.250% per annum and the current interest rate is 6.000% per annum. The revolving line of credit was renewed on March 30, 2018. The revolving line of credit is payable upon demand by Bank Midwest, and monthly interest-only payments are required. If no earlier demand is made, the unpaid principal and accrued interest is due on March 30, 2019.

The $2,600,000 term loan accrues interest at a rate of 5.000% for the first sixty months. Thereafter, this loan will accrue interest at a floating rate per annum equal to 0.750% above the Wall Street Journal rate published from time to time in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.150% per annum and the interest rate may only be adjusted by Bank Midwest once every five years. Monthly payments of $17,271 for principal and interest are required. This loan is also guaranteed by the United States Department of Agriculture (“USDA”), which requires an upfront guarantee fee of $62,400 and an annual fee of 0.5% of the unpaid balance.  As part of the USDA guarantee requirements, shareholders owning more than 20% are required to personally guarantee a portion of the loan as well, in an amount equal to their stock ownership percentage.  J. Ward McConnell Jr., the Vice Chairman of the Board of Directors and a shareholder owning more than 20% of the Company’s stock, is guaranteeing approximately 38% of this loan, for an annual fee of 2% of the personally guaranteed amount.  The initial guarantee fee will be amortized over the life of the loan, and the annual fees and personally guaranteed amounts are expensed monthly.  Prior to repayment, the $600,000 term loan accrued interest at a rate of 5.000%, and monthly payments of $3,249 for principal and interest were required.

Each of the revolving line of credit and the $2,600,000 term loan are governed by the terms of a separate Promissory Note, dated September 28, 2017, entered into between the Company and Bank Midwest. The $600,000 term loan was also governed by the terms of a separate Promissory Note, dated September 28, 2017, entered into between the Company and Bank Midwest.

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

To further secure the line of credit, the Company has granted Bank Midwest a second mortgage on its West Union, Iowa property and Ohio Metal Working Products/Art’s-Way Inc. has granted Bank Midwest a mortgage on its property located in Canton, Ohio. The $2,600,000 term loan is secured by a mortgage on the Company’s Armstrong, Iowa and Monona, Iowa properties, and the $600,000 term loan was secured by a mortgage on the Company’s Dubuque, Iowa property. Each mortgage is governed by the terms of a separate Mortgage, dated September 28, 2017, and each property is also subject to a separate Assignment of Rents, dated September 28, 2017.

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

Compliance with Bank Midwest covenants is measured annually at November 30. The terms of the Bank Midwest loan agreements require the Company to maintain a minimum working capital ratio of 1.75, while maintaining a minimum of $5,100,000 of working capital. Additionally, a maximum debt to worth ratio of 1 to 1 must be maintained, with a minimum of 40% tangible balance sheet equity, with variations subject to mutual agreement. The Company is also required to maintain a minimum debt service coverage ratio of 1.25, with a 0.10 tolerance. The Company was in compliance with all covenants as of November 30, 2017 other than the debt service coverage ratio. Bank Midwest issued a waiver forgiving the noncompliance, and no event of default has occurred. The next measurement date is November 30, 2018. The Company is also required to provide audited financial statements within 120 days of its fiscal year end.

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

A summary of the Company’s term debt is as follows:

	May 31, 2018	November 30, 2017
Bank Midwest loan payable in monthly installments of $17,271 including interest at 5.00%, due October 1, 2037	$2,556,219	$2,595,007
Bank Midwest loan payable in monthly installments of $3,249 including interest at 5.00%, paid in full as of March 29, 2018	-	599,584
Iowa Finance Authority loan payable in monthly installments of $12,500 including interest at 2.75%, due June 1, 2020	304,393	374,900
Total term debt	$2,860,612	$3,569,491
Less current portion of term debt	223,737	221,230
Term debt of discontinued operations	-	599,584
Term debt, excluding current portion	$2,636,875	$2,748,677

10)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.

On December 22, 2017, the Tax Cuts and Job Act of 2017 was enacted, which reduced the top corporate income tax rate from 35% to 21%. This law is generally effective for tax years beginning after December 31, 2017. The application of this new rate was recognized in the first quarter of fiscal 2018. Tax expense from continuing operations includes an adjustment of approximately $300,000 related to the revaluation of the Company’s net deferred tax asset at the new statutory rate.

11)	Related Party Transactions

During the three and six months ended May 31, 2018, the Company recognized expenses of $7,028 and $12,029 respectively, for transactions with a related party, compared to $0 and $3,691 for the same periods in 2017. The accrued expenses balance as of May 31, 2018 contains $1,646 due to a related party, compared to $0 for the same period in 2017.

12)	Sales-Type Leases

The components related to sales-type leases at May 31, 2018 and November 30, 2017 are as follows:

	May 31, 2018	November 30, 2017
Minimum lease receivable, current	$174,000	$-
Unearned interest income, current	(53,458)	-
Net investment in sales-type leases, current	120,542	-

Minimum lease receivable, long-term	263,927	-
Unearned interest income, long-term	(34,488)	-
Net investment in sales-type leases, long-term	$229,439	$-

The profit recognized in continuing operations on the condensed consolidated statements of operations from commencement of sales-type leases in the three and six months ended May 31, 2018 was $0 and $129,104 respectively, compared to $0 and $0 from the same periods in 2017.

Future minimum lease receipts are as follows:

Year Ending November 30,	Amount
2018	$98,575
2019	174,000
2020	162,425
2021	2,927
2022	-
Thereafter	-
Total	$437,927

13)	Recently Issued Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which supersedes the guidance in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and is to be applied retrospectively, with early application not permitted. The Company is evaluating the new standard and at this time believes that its Scientific segment will be impacted most significantly by this standard. The Company believes that this segment will need to revise its standard contracts with customers to more clearly define the rights and consideration transferred at the various milestones identified in the contracts. The Company believes that its other segments already have the necessary tools to evaluate their revenues in a manner consistent with the application of this standard and will have the ability to meet the disclosure requirements using current systems. The Company continues to research and assess the implications of the adoption of this standard on its consolidated financial statements. The Company is in the process of documenting revenue streams and the application of the new revenue standard to each stream to ensure compliance with the new standard.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for all leases with terms of twelve months or greater. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company will adopt this guidance for the fiscal year ending November 30, 2020, including interim periods within that reporting period. The Company has a moderate amount of leasing activity and is currently evaluating the impact of this guidance on its consolidated financial statements.

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

The 2011 Plan permits the plan administrator to award nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance awards, and stock appreciation rights to employees (including officers), directors, and consultants. The Board of Directors has approved a director compensation policy pursuant to which non-employee directors are automatically granted restricted stock awards of 1,000 shares of fully-vested common stock annually upon their election to the Board and another 1,000 shares of fully-vested common stock on the last business day of each fiscal quarter. Additionally, directors can elect to receive their board compensation as restricted stock. During the first six months of fiscal 2018, restricted stock awards of 46,200 shares were issued to various employees, directors, and consultants, which vest over the next three years, and restricted stock awards of 20,281 have been issued to directors as part of the compensation policy, which vested immediately upon grant. During the first six months of fiscal 2018, 17,000 shares of restricted stock were forfeited upon the departure of certain employees.

Stock options granted prior to January 27, 2011 are governed by the applicable Prior Plan and the forms of agreement adopted thereunder.

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. The Company estimates the fair value of each stock-based option award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. No stock options were granted during the six months ended May 31, 2018 or in the same respective period of fiscal 2017. The Company incurred a total of $61,879 and $111,436 of stock-based compensation expense for restricted stock awards during the three and six months ended May 31, 2018 compared to $46,402 and $72,959 of stock-based compensation expense for restricted stock awards for the same respective periods of fiscal 2017.

15)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At May 31, 2018, and November 30, 2017, the carrying amount approximated fair value for cash, accounts receivable, net investment in sale-type leases, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts approximate fair value because of the short maturity of these instruments. The fair value of the net investment in sales-type leases also approximates recorded value as that is based on discounting future cash flows at rates implicit in the lease. The rates implicit in the lease do not materially differ from current market rates. The fair value of the Company’s installment term loans payable also approximates recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

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

	Three Months Ended May 31, 2018
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$3,937,000	$834,000	$524,000	$5,295,000
Income (loss) from operations	(263,000)	(146,000)	(50,000)	$(459,000)
Income (loss) before tax	(576,000)	(141,000)	(63,000)	$(780,000)
Total Assets	16,688,000	3,486,000	2,420,000	$22,594,000
Capital expenditures	42,000	859,000	-	$901,000
Depreciation & Amortization	132,000	5,500	32,000	$169,500

	Three Months Ended May 31, 2017
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$3,162,000	$888,000	$639,000	$4,689,000
Income (loss) from operations	(657,000)	(19,000)	(45,000)	$(721,000)
Income (loss) before tax	(647,000)	(34,000)	(56,000)	$(737,000)
Total Assets	19,443,000	3,400,000	2,702,000	$25,545,000
Capital expenditures	75,000	-	24,000	$99,000
Depreciation & Amortization	126,000	14,000	32,000	$172,000

	Six Months Ended May 31, 2018
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$7,866,000	$1,573,000	$1,221,000	$10,660,000
Income (loss) from operations	(537,000)	(206,000)	(23,000)	$(766,000)
Income (loss) before tax	(845,000)	(194,000)	(47,000)	$(1,086,000)
Total Assets	16,688,000	3,486,000	2,420,000	$22,594,000
Capital expenditures	71,000	894,000	-	$965,000
Depreciation & Amortization	265,000	80,000	64,000	$409,000

	Six Months Ended May 31, 2017
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$6,531,000	$1,276,000	$1,304,000	$9,111,000
Income (loss) from operations	(876,000)	(173,000)	(25,000)	$(1,074,000)
Income (loss) before tax	(865,000)	(192,000)	(45,000)	$(1,102,000)
Total Assets	19,443,000	3,400,000	2,702,000	$25,545,000
Capital expenditures	204,000	-	90,000	$294,000
Depreciation & Amortization	251,000	28,000	63,000	$342,000

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2017. Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our warranty costs and order backlog; (ii) our beliefs regarding the sufficiency of working capital and cash flows; (iii) our expectation that we will continue to be able to renew or obtain financing on reasonable terms when necessary; (iv) the impact of recently issued accounting pronouncements and changes to tax laws; (v) our intentions and beliefs relating to our costs, business strategies, and future performance; (vi) our expected financial results; and (vii) our expectations concerning our primary capital and cash flow needs.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) the impact of changing credit markets on our ability to continue to obtain financing on reasonable terms; (ii) our ability to repay current debt, continue to meet debt obligations and comply with financial covenants; (iii) obstacles related to liquidation of product lines and segments; (iv) the effect of general economic conditions, including consumer and governmental spending, on the demand for our products and the cost of our supplies and materials; (v) fluctuations in seasonal demand and our production cycle; and (vi) other factors described from time to time in our reports to the Securities and Exchange Commission. We do not intend to update the forward-looking statements contained in this report other than as required by law. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of May 31, 2018 remain unchanged from November 30, 2017, with the exception of the addition of a critical accounting policy regarding sales-type lease activity. Other than this new policy regarding sales-type lease activity, which is set forth below, disclosure of these critical accounting policies is incorporated by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2017.

Sales-Type Lease Activity

We lease modular buildings to certain customers and account for these transactions as sales-type leases. These leases have terms of up to 36 months and are collateralized by a security interest in the related modular building. The lessee has a bargain purchase option available at the end of the lease term. A minimum lease receivable is recorded net of unearned interest income and profit on sale at the time the building is substantially complete. Profit related to the sale of the building is recorded upon substantial completion.

Results of Operations – Continuing Operations

Net Sales and Cost of Goods Sold

Our consolidated corporate sales for continuing operations for the three- and six-month periods ended May 31, 2018 were $5,294,000 and $10,660,000 compared to $4,689,000 and $9,111,000 during the same respective periods in 2017, a $605,000 or 12.9%, increase for the three months and a $1,549,000, or 17.0%, increase for the six months. The increases in revenue are primarily due to the increased demand for our agricultural products and modular buildings. Consolidated gross margin for the three-month period ended May 31, 2018 was 20.9% compared to 17.3% for the same period in fiscal 2017. Consolidated gross margin for the six-month period ended May 31, 2018 was 21.2% compared to 21.1% for the same period in fiscal 2017. These increased gross margins are largely attributable to the agricultural products segment as margins have decreased in our modular building and tools segments.

Our second quarter sales at Manufacturing were $3,937,000 compared to $3,162,000 during the same period of 2017, an increase of $775,000, or 24.5%. Our year-to-date sales at Manufacturing were $7,866,000 compared to $6,531,000 during the same period in 2017, an increase of $1,335,000, or 20.4%. The revenue increase is due to increased demand for portable feed equipment, land maintenance equipment, manure spreaders, bale processors and UHC reels. Gross margin for Manufacturing for the three-month period ended May 31, 2018 was 22.6% compared to 13.8% for the same period in 2017. Gross margin for Manufacturing for the six-month period ended May 31, 2018 was 21.9% compared to 19.7% for the same period in 2017. The increase in gross margin in 2018 is due to increased efficiency from our direct labor as a part of recently-launched lean initiatives. Although our gross margin is up we did receive downward pressure from rising costs of cost of goods sold impacted by steel tariffs. Our gross margin was negatively impacted in 2017 by inefficiencies in production during the prototyping process for our commercial forage box.

Our second quarter sales at Scientific were $834,000 compared to $888,000 for the same period in 2017, a decrease of $54,000, or 6.1%. Our year-to-date sales at Scientific were $1,573,000 compared to $1,276,000 for the same period in 2017, an increase of $297,000, or 23.3%. Our year-to-date increase in revenue is largely attributable to sales-type leases executed during the first quarter of 2018. Gross margin for the three- and six-month periods ended May 31, 2018 was 10.0% and 12.7% compared to 20.5% and 16.7% for the same respective periods in 2017. The decrease in gross margin is due to an increase in production staff in anticipation of a busier summer production schedule, inefficiency in production, and added depreciation on leased buildings.

Metals had sales of $524,000 and $1,221,000 during the three- and six-month periods ended May 31, 2018 compared to $639,000 and $1,304,000 for the same respective periods in 2017, a 18.0% and 6.4% decrease, respectively. The decrease is mainly due to the loss of a large volume customer. Gross margin was 25.6% and 27.9% for the three- and six-month periods ended May 31, 2018 compared to 30.2% and 32.8% for the same respective periods in 2017. Our decreased gross margin is largely due to lower revenues with less variable margin to absorb fixed costs.

Expenses

Our second quarter consolidated selling expenses were $488,000 compared to $483,000 for the same period in 2017. Our year-to-date selling expenses were $973,00 in fiscal 2018 compared to $968,000 for the same period in 2017. The increase in selling expenses is due to increased commissions as a result of higher sales. Selling expenses as a percentage of sales were 9.2% and 9.1% for the three- and six-month periods ended May 31, 2018 compared to 10.3% and 10.6% for the same respective periods in 2017.

Consolidated engineering expenses were $128,000 and $257,000 for the three- and six-month periods ended May 31, 2018 compared to $132,000 and $265,000 for the same respective periods in 2017. The decrease in engineering expenses is directly related to only having one engineering tech on staff this year as opposed to two last year. Engineering expenses as a percentage of sales were 2.4% and 2.4% for the three- and six-month periods ended May 31, 2018 compared to 2.8% and 2.9% for the same periods in 2017.

Consolidated administrative expenses for the three- and six-month periods ended May 31, 2018 were $949,000 and $1,798,000 compared to $918,000 and $1,766,000 for the same respective periods in 2017. These increases are largely related to increased stock compensation expense. Administrative expenses as a percentage of sales were 17.9% and 16.9% for the three- and six-month periods ended May 31, 2018 compared to 19.6% and 19.4% for the same periods in 2017.

(Loss) from Continuing Operations

Consolidated net (loss) from continuing operations was $(654,000) for the three-month period and $(1,181,000) for the six-month period ended May 31, 2018 compared to net (loss) of $(509,000) and $(763,000) for the same respective periods in 2017. The increased loss from continuing operations was largely due to the revaluing of our deferred tax asset at the new income tax rates for the 2018 tax year, which was a loss of approximately $(300,000), along with the liquidation of our Canadian subsidiary. We recognized a loss of approximately $(253,000) from the liquidation of our Canadian subsidiary related to the cumulative translation adjustment in the second quarter of fiscal 2018. These expenses were non-cash expenses and one-time adjustments.

Income Tax Adjustment

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was enacted, which reduced the top corporate income tax rate from 35% to 21%. We have assessed the impact of the law on our reported assets, liabilities, and results of operations, and we believe that, going forward, the overall rate reduction will have a positive impact on our net earnings in the long run. However, during the first quarter of fiscal 2018, we substantially reduced our net deferred tax asset using the new lower rates. Based on our recorded deferred tax asset at November 30, 2017, we reduced the deferred tax asset by approximately $300,000, which was recorded as an adjustment to our tax provision in the first quarter of fiscal 2018.

Order Backlog

The consolidated order backlog net of discounts for continuing operations as of July 8, 2018 was $3,156,000 compared to $3,270,000 as of July 8, 2017.  The agricultural products segment order backlog was $2,475,000 as of July 8, 2018 compared to $2,622,000 in fiscal 2017.  The backlog for the modular buildings segment was $465,000 as of July 8, 2018, compared to $494,000 in fiscal 2017. The backlog for the tools segment was $216,000 as of July 8, 2018, compared to $153,000 in fiscal 2017.  Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Results of Operations – Discontinued Operations

During the third quarter of fiscal 2016, we made the decision to exit the pressurized vessels industry. On March 29, 2018 we disposed of the remaining assets of our Vessels segment at a selling price of $1,500,000.

Liquidity and Capital Resources

Our primary sources of funds for the six months ended May 31, 2018 were funds received from the sale of real estate from discontinued operations and the reduction of inventory. Our primary uses of cash were costs of operation and payments on our debt.  We expect our primary capital needs for the remainder of the fiscal year to relate to costs of operation, including production.

We have a $5,000,000 revolving line of credit with Bank Midwest that, as of May 31, 2018, had an outstanding principal balance of $2,124,530. The revolving line of credit was renewed on March 30, 2018 and is scheduled to mature on March 30, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Effective March 30, 2018, we renewed our $5,000,000 revolving line of credit with Bank Midwest. The revolving line of credit is payable upon demand by Bank Midwest, and monthly interest-only payments are required. If no earlier demand is made, the unpaid principal and accrued interest is due on March 30, 2019. The updated Promissory Note with Bank Midwest as well as Modifications of Mortgage for our properties in Canton, Ohio and West Union, Iowa are included as Exhibits 10.2, 10.3 and 10.4 hereto and are incorporated herein by reference.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Consulting Agreement dated May 18, 2018, effective June 1, 2018 – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2018.
10.2

Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated March 30, 2018– incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed April 2, 2018.

10.3

Modification of Mortgage (3620 Progress Street NE, Canton, OH 44705), by Ohio Metal Working Products/Art’s-Way Inc., dated March 30, 2018 – incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed April 2, 2018.

10.4

Modification of Mortgage (800 Highway 150 South, West Union, IA 52175), by Art’s-Way Manufacturing Co., Inc., dated March 30, 2018– incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed April 2, 2018.

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

ART’S-WAY MANUFACTURING CO., INC.

Date: July 12, 2018	By: /s/ Carrie L. Gunnerson
Carrie L. Gunnerson
President, Chief Executive Officer and Interim Chief Financial Officer