Form 10-Q
period 2018-08-31
ARTS WAY MANUFACTURING CO INC
filed 2018-10-09
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2018

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 0-5131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

DELAWARE	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes [x]   No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [x]	Smaller reporting company [x]
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

Yes [ ]   No [x]

Number of common shares outstanding as of October 2, 2018: 4,207,144

Art’s-Way Manufacturing Co., Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	August 31, 2018	November 30, 2017
Assets
Current assets:
Cash	$4,888	$212,400
Accounts receivable-customers, net of allowance for doubtful accounts of $24,630 and $32,298 in 2018 and 2017, respectively	2,141,167	1,910,294
Inventories, net	10,668,767	11,966,722
Cost and profit in excess of billings	79,602	65,146
Net investment in sales-type leases, current	142,242	-
Assets of discontinued operations	-	2,454
Other current assets	175,735	275,755
Total current assets	13,212,401	14,432,771
Property, plant, and equipment, net	5,654,140	5,946,957
Assets held for lease, net	1,663,855	1,217,164
Deferred income taxes	1,005,250	901,396
Goodwill	375,000	375,000
Net investment in sales-type leases, long-term	186,779	-
Other assets of discontinued operations	-	1,425,000
Other assets	77,824	81,545
Total assets	$22,175,249	$24,379,833
Liabilities and Stockholders’ Equity
Current liabilities:
Line of credit	$2,693,530	$2,462,530
Current portion of long-term debt	225,405	221,230
Accounts payable	846,596	673,653
Customer deposits	133,924	600,325
Billings in Excess of Cost and Profit	71,723	48,211
Accrued expenses	1,234,306	981,558
Liabilities of discontinued operations	-	59,149
Income taxes payable	3,500	3,100
Total current liabilities	5,208,984	5,049,756
Long-term liabilities
Long-term liabilities of discontinued operations	-	590,366
Long-term debt, excluding current portion	2,580,387	2,748,677
Total liabilities	7,789,371	8,388,799
Commitments and Contingencies (Notes 8 and 9)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2018 and 2017; issued 0 shares in 2018 and 2017.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2018 and 2017; issued 4,216,430 in 2018 and 4,158,752 in 2017	42,164	41,587
Additional paid-in capital	3,016,565	2,859,052
Retained earnings	11,354,884	13,353,830
Accumulated other comprehensive income	-	(257,010)
Treasury stock, at cost (9,286 in 2018 and 1,954 in 2017 shares)	(27,735)	(6,425)
Total stockholders’ equity	14,385,878	15,991,034
Total liabilities and stockholders’ equity	$22,175,249	$24,379,833

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Sales	$5,280,269	$6,549,772	$15,940,268	$15,660,294
Cost of goods sold	4,105,012	5,104,826	12,504,621	12,290,041
Gross profit	1,175,257	1,444,946	3,435,647	3,370,253
Expenses:
Engineering	201,845	107,944	458,447	372,932
Selling	475,604	432,562	1,448,124	1,401,003
General and administrative	857,740	795,200	2,655,844	2,560,894
Impairment of asset held for lease	199,175	-	199,175	-
Total expenses	1,734,364	1,335,706	4,761,590	4,334,829
Income (Loss) from operations	(559,107)	109,240	(1,325,943)	(964,576)
Other income (expense):
Interest expense	(82,058)	(92,351)	(220,445)	(235,398)
Other	(307,735)	75,236	(487,850)	190,155
Total other income (expense)	(389,793)	(17,115)	(708,295)	(45,243)
Income (Loss) from continuing operations before income taxes	(948,900)	92,125	(2,034,238)	(1,009,819)
Income tax expense (benefit)	(182,184)	50,477	(86,145)	(288,919)
Income (Loss) from continuing operations	(766,716)	41,648	(1,948,093)	(720,900)
Discontinued Operations
Income (loss) from operations of discontinued segment	-	(26,449)	(67,177)	(49,238)
Income tax expense (benefit)	-	(8,008)	(16,324)	(15,756)
Income (Loss) on discontinued operations	-	(18,441)	(50,853)	(33,482)
Net Income (Loss)	(766,716)	23,207	(1,998,946)	(754,382)

Earnings (Loss) per share - Basic:
Continuing Operations	$(0.18)	$0.01	$(0.46)	$(0.17)
Discontinued Operations	$-	$-	$(0.01)	$(0.01)
Net Income (Loss) per share	$(0.18)	$0.01	$(0.47)	$(0.18)

Earnings (Loss) per share - Diluted:
Continuing Operations	$(0.18)	$0.01	$(0.46)	$(0.17)
Discontinued Operations	$-	$-	$(0.01)	$(0.01)
Net Income (Loss) per share	$(0.18)	$0.01	$(0.47)	$(0.18)

Weighted average outstanding shares used to compute basic net income per share	4,209,445	4,161,421	4,198,250	4,148,966
Weighted average outstanding shares used to compute diluted net income per share	4,209,445	4,161,421	4,198,250	4,148,966

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Net Income (Loss)	$(766,716)	$23,207	$(1,998,946)	$(754,382)
Other Comprehensive Income (Loss)
Foreign currency translation adjustsments	-	65,509	3,830	60,411
Release of cumulative translation adjustment due to substantial liquidation of a foreign entity	-	-	253,180	-
Total Other Comprehensive Income (Loss)	-	65,509	257,010	60,411
Comprehensive (Loss)	$(766,716)	$88,716	$(1,741,936)	$(693,971)

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	August 31, 2018	August 31, 2017
Cash flows from operations:
Net (loss) from continuing operations	$(1,948,093)	$(720,900)
Net (loss) from discontinued operations	(50,853)	(33,482)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Stock based compensation	158,090	92,225
Loss on release of cumulative translation adjustment	253,180	-
Realized foreign currency loss	3,830	60,411
Impairment of asset held for lease	199,175	-
(Gain)/Loss on disposal of property, plant, and equipment	(12,084)	20,824
Depreciation and amortization expense	681,939	516,642
Bad debt expense (recovery)	(8,090)	15,452
Deferred income taxes	(103,854)	(319,833)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(222,783)	(1,011,520)
Inventories	489,189	348,888
Income taxes receivable	-	265,924
Net investment in sales-type leases	(329,021)	-
Other assets	100,020	(155,776)
Increase (decrease) in:
Accounts payable	172,943	870,377
Contracts in progress, net	9,056	182,985
Customer deposits	(466,401)	(164,970)
Income taxes payable	400	3,100
Accrued expenses	252,748	14,638
Net cash provided by (used in) operating activities - continuing operations	(769,756)	18,467
Net cash (used in) operating activities - discontinued operations	(89,697)	(69,028)
Net cash (used in) operating activities	(859,453)	(50,561)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(265,418)	(472,031)
Net proceeds from sale of assets	52,607	17,156
Net cash (used in) investing activities - continuing operations	(212,811)	(454,875)
Net cash provided by investing activities - discontinued operations	1,418,761	40,936
Net cash provided by (used in) investing activities	1,205,950	(413,939)
Cash flows from financing activities:
Net change in line of credit	231,000	450,000
Repayment of term debt	(164,115)	(551,585)
Repurchases of common stock	(21,310)	(6,425)
Net cash provided by (used in) financing activities - continuing operations	45,575	(108,010)
Net cash (used in) financing activities - discontinued operations	(599,584)	(97,930)
Net cash (used in) financing activities	(554,009)	(205,940)
Net (decrease) in cash	(207,512)	(670,440)
Cash at beginning of period	212,400	1,063,716
Cash at end of period	$4,888	$393,276

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$225,249	$247,330
Income taxes	$3,600	$-

Supplemental disclosures of non-cash operating and investing activities:
Transfer of inventory to assets held for lease	$808,766	$-

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2017. The results of operations for the three and nine months ended August 31, 2018 are not necessarily indicative of the results for the fiscal year ending November 30, 2018.

During the second quarter of fiscal 2018, the Company liquidated its investment in its Canadian subsidiary by selling off remaining inventory and filing dissolution paperwork for the Canadian entity. Prior to that liquidation and dissolution, the financial books of the Company’s Canadian operations were kept in the functional currency of Canadian dollars and the financial statements were converted to U.S. Dollars for consolidation. When consolidating the financial results of the Company into U.S. Dollars for reporting purposes, the Company used the All-Current translation method. The All-Current method requires the balance sheet assets and liabilities to be translated to U.S. Dollars at the exchange rate as of quarter end. Stockholders’ equity was translated at historical exchange rates and retained earnings were translated at an average exchange rate for the period. Additionally, revenue and expenses were translated at average exchange rates for the periods presented. The resulting cumulative translation adjustment was carried on the balance sheet and was recorded in stockholders’ equity. Following the liquidation and dissolution of the Company’s investment in its Canadian subsidiary the cumulative translation adjustment carried on the balance sheet was released into net income and the financial statements will no longer need translation each period. Since no income tax benefit will be received from the foreign equity sale, the cumulative translation adjustment has not been tax adjusted.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three and nine months ended August 31, 2018. Actual results could differ from those estimates.

3)	Discontinued Operations

Effective October 31, 2016, the Company discontinued the operations of its Vessels segment in order to focus its efforts and resources on the business segments that have historically been more successful and that are expected to present greater opportunities for meaningful long-term shareholder returns.

In January 2018, the Company accepted an offer on the real estate assets of its Vessels segment for $1,500,000, which was below the carrying value of the real estate assets at that time. Based on these facts the Company recorded an impairment of the real estate assets of approximately $289,000 for the fiscal year ended November 30, 2017, which reduced the value to $1,425,000, which is the value the Company expected to receive after commissions on the sale of these real estate assets. On March 29, 2018, the remaining assets of Vessels, consisting of these real estate assets, were disposed of at a selling price of $1,500,000.

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

Income from discontinued operations, before income taxes in the accompanying Condensed Consolidated Statements of Operations is comprised of the following:

	Three Months Ended
	August 31, 2018	August 31, 2017
Revenue from external customers	$-	$-
Gross profit	-	-
Operating expense	-	17,082
Income (loss) from operations	-	(17,082)
Income (loss) before taxes	-	(26,449)

	Nine Months Ended
	August 31, 2018	August 31, 2017
Revenue from external customers	$-	$-
Gross profit	-	-
Operating expense	51,133	40,905
Income (loss) from operations	(51,133)	(40,905)
Income (loss) before taxes	(67,177)	(49,238)

The components of discontinued operations in the accompanying Condensed Consolidated Balance Sheets are as follows:

	August 31, 2018	November 30, 2017
Cash	$-	$2,454
Property, plant, and equipment, net	-	1,425,000
Assets of discontinued operations	$-	$1,427,454

Accrued expenses	-	49,931
Notes payable	-	599,584
Liabilities of discontinued operations	$-	$649,515

4)	Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per share has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share of common stock has been computed on the basis of the weighted average number of shares outstanding plus equivalent shares of common stock assuming exercise of stock options. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted net income (loss) per share of common stock.

Basic and diluted net income (loss) per share of common stock have been computed based on the following as of August 31, 2018 and August 31, 2017:

	For the Three Months Ended
	August 31, 2018	August 31, 2017
Numerator for basic and diluted net (loss) income per share of common stock:

Net (loss) income from continuing operations	$(766,716)	$41,648
Net (loss) income from discontinued operations	-	(18,441)
Net (loss) income	$(766,716)	$23,207

Denominator:
For basic net (loss) income per share - weighted average shares of common stock outstanding	4,209,445	4,161,421
Effect of dilutive stock options	-	-
For diluted net (loss) income per share - weighted average shares of common stock outstanding	4,209,445	4,161,421

Net income (loss) per share - Basic:
Continuing operations	$(0.18)	$0.01
Discontinued operations	$-	$-
Net income (loss) per share	$(0.18)	$0.01

Net income (loss) per share - Diluted:
Continuing operations	$(0.18)	$0.01
Discontinued operations	$-	$-
Net income (loss) per share	$(0.18)	$0.01

	For the Nine Months Ended
	August 31, 2018	August 31, 2017
Numerator for basic and diluted net (loss) income per share of common stock:

Net (loss) income from continuing operations	$(1,948,093)	$(720,900)
Net (loss) income from discontinued operations	(50,853)	(33,482)
Net (loss) income	$(1,998,946)	$(754,382)

Denominator:
For basic net (loss) income per share - weighted average shares of common stock outstanding	4,198,250	4,148,966
Effect of dilutive stock options	-	-
For diluted net (loss) income per share - weighted average shares of common stock outstanding	4,198,250	4,148,966

Net income (loss) per share - Basic:
Continuing operations	$(0.46)	$(0.17)
Discontinued operations	$(0.01)	$(0.01)
Net income (loss) per share	$(0.47)	$(0.18)

Net income (loss) per share - Diluted:
Continuing operations	$(0.46)	$(0.17)
Discontinued operations	$(0.01)	$(0.01)
Net income (loss) per share	$(0.47)	$(0.18)

5)	Inventory

Major classes of inventory are:

	August 31, 2018	November 30, 2017
Raw materials	$7,959,989	$8,731,985
Work in process	376,273	460,687
Finished goods	4,721,049	5,395,353
Gross inventory	$13,057,311	$14,588,025
Less: Reserves	(2,388,544)	(2,621,303)
Net Inventory	$10,668,767	$11,966,722

6)	Accrued Expenses

Major components of accrued expenses are:

	August 31, 2018	November 30, 2017
Salaries, wages, and commissions	$554,625	$584,768
Accrued warranty expense	71,263	68,451
Other	608,418	328,339
	$1,234,306	$981,558

7)	Assets Held for Lease

Major components of assets held for lease are:

	August 31, 2018	November 30, 2017
West Union Facility	$900,000	$1,118,330
Modular Buildings	763,855	98,834
	$1,663,855	$1,217,164

During the third quarter of 2018, the Company discovered mold in its West Union facility.  The Company estimates the remediation will cost approximately $252,000 and has included this amount in other accrued expense at August 31, 2018.  The Company also scrapped approximately $67,000 of inventory related to mold remediation.  Both the remediation cost and inventory scrap have been included in other income (expense) on the statement of operations.  As a result of an adverse change in physical condition of this asset, circumstances indicate that its carrying amount may not be recoverable.  The Company recognized approximately $199,000 related to the impairment of this asset in the three months ended August 31, 2018.

8)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 6 “Accrued Expenses.” Changes in the Company’s product warranty liability for the three and nine months ended August 31, 2018 and August 31, 2017 are as follows:

	For the Three Months Ended
	August 31, 2018	August 31, 2017
Balance, beginning	$71,216	$152,964
Settlements / adjustments	(73,108)	(46,469)
Warranties issued	73,155	26,699
Balance, ending	$71,263	$133,194

	For the Nine Months Ended
	August 31, 2018	August 31, 2017
Balance, beginning	$68,452	$134,373
Settlements / adjustments	(214,674)	(155,603)
Warranties issued	217,485	154,424
Balance, ending	$71,263	$133,194

9)	Loan and Credit Agreements

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

On August 31, 2018, the balance of the line of credit was $2,693,530 with $2,306,470 remaining available, limited by the borrowing base calculation. The line of credit borrowing base is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of inventory, less any outstanding loan balance on the line of credit. Any unpaid principal amount borrowed on the revolving line of credit accrues interest at a floating rate per annum equal to 1.00% above the Wall Street Journal rate published from time to time in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 6.00% per annum. The revolving line of credit was renewed on March 30, 2018. The revolving line of credit is payable upon demand by Bank Midwest, and monthly interest-only payments are required. If no earlier demand is made, the unpaid principal and accrued interest is due on March 30, 2019.

The $2,600,000 term loan accrues interest at a rate of 5.00% for the first sixty months. Thereafter, this loan will accrue interest at a floating rate per annum equal to 0.75% above the Wall Street Journal rate published from time to time in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.15% per annum and the interest rate may only be adjusted by Bank Midwest once every five years. Monthly payments of $17,271 for principal and interest are required. This loan is also guaranteed by the United States Department of Agriculture (“USDA”), which requires an upfront guarantee fee of $62,400 and an annual fee of 0.5% of the unpaid balance. As part of the USDA guarantee requirements, shareholders owning more than 20% are required to personally guarantee a portion of the loan as well, in an amount equal to their stock ownership percentage. J. Ward McConnell Jr., the Vice Chairman of the Board of Directors and a shareholder owning more than 20% of the Company’s stock, is guaranteeing approximately 38% of this loan, for an annual fee of 2% of the personally guaranteed amount. The initial guarantee fee will be amortized over the life of the loan, and the annual fees and personally guaranteed amounts are expensed monthly. Prior to repayment, the $600,000 term loan accrued interest at a rate of 5.00%, and monthly payments of $3,249 for principal and interest were required.

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

A summary of the Company’s term debt is as follows:

	August 31, 2018	November 30, 2017
Bank Midwest loan payable in monthly installments of $17,271 including interest at 5.00%, due October 1, 2037	$2,536,987	$2,595,007
Bank Midwest loan payable in monthly installments of $3,249 including interest at 5.00%, paid in full	-	599,584
Iowa Finance Authority loan payable in monthly installments of $12,500 including interest at 2.75%, due June 1, 2020	268,805	374,900
Total term debt	$2,805,792	$3,569,491
Less current portion of term debt	225,405	221,230
Term debt of discontinued operations	-	599,584
Term debt, excluding current portion	$2,580,387	$2,748,677

10)	Income Taxes

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

During the three and nine months ended August 31, 2018, the Company recognized expenses of $5,957 and $17,986 respectively, for transactions with related parties, compared to $385 and $3,691 for the same periods in 2017.  The accrued expenses balance as of August 31, 2018 contains $1,633 due to a related party, compared to $0 for the same period in 2017.

12)	Sales-Type Leases

The components related to sales-type leases at August 31, 2018 are as follows:

August 31, 2018
Minimum lease receivable, current	$194,225
Unearned interest income, current	(51,983)
Net investment in sales-type leases, current	$142,242

Minimum lease receivable, long-term	$211,777
Unearned interest income, long-term	(24,998)
Net investment in sales-type leases, long-term	$186,779

The profit recognized in continuing operations on the condensed consolidated statements of operations from commencement of sales-type leases in the three and nine months ended August 31, 2018 was $0 and $129,104, respectively.

Future minimum lease receipts are as follows:

Year Ending November 30,	Amount
2018	$63,725
2019	174,000
2020	162,425
2021	5,852
2022	-
Thereafter	-
Total	$406,002

13)	Recently Issued Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

Revenue from Contracts with Customers (Topic 606)

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which supersedes the guidance in “Revenue Recognition (Topic 605).” The core principle of ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and is to be applied retrospectively, with early application not permitted.

The Company has evaluated the new standard and applied the core principle to its contract revenue streams.  To be consistent with this core principle, an entity is required to apply the following five-step approach:

1.	Identify the contract(s) with a customer;
2.	Identify each performance obligation in the contract;
3.	Determine the transaction price;
4.	Allocate the transaction price to each performance obligation; and
5.	Recognize revenue when or as each performance obligation is satisfied.

The Company’s revenues primarily result from contracts with customers. The agricultural products and tools segments are generally short-term contracts and contain a single performance obligation – the delivery of product to the common carrier. The Company recognizes revenue for the sale of agriculture parts, equipment and tools upon shipment of the good. The modular buildings segment executes contracts with customers that can be short or long-term in nature. These contracts can have multiple performance obligations and revenue from these can be recognized over time or at a point in time depending on the nature of the contracts. Payment terms generally are short-term and vary by customer and segment. The implementation process will include modifications to the contracts of the modular buildings segment.

The Company intends to adopt ASU 2014-09 using the modified retrospective method. Once adopted, the Company has determined that amounts reported under ASC 606 will not be materially different than amounts that would have been reported under the previous revenue guidance of ASC 605 and would not require an adjustment to retained earnings.

The Company, upon adoption of ASU 2014-09, will increase the amount of required disclosures, including but not limited to:

●	Disaggregation of revenue that depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors;
●	The opening and closing balances of receivables, contract assets, and contract liabilities from contracts with customers, if not otherwise separately presented or disclosed;

●	Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period;
●	Information about performance obligations in contracts with customers; and
●

Judgments that significantly affect the determination of the amount and timing of revenue from contracts with customers, including the timing satisfaction of performance obligation, and the transaction price and the amounts allocated to performance obligations.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for all leases with terms of twelve months or greater. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company will adopt this guidance for its fiscal year ending November 30, 2020, including interim periods within that reporting period. The Company has a moderate amount of leasing activity and is currently evaluating the impact of this guidance on its consolidated financial statements.

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

The 2011 Plan permits the plan administrator to award nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance awards, and stock appreciation rights to employees (including officers), directors, and consultants. The Board of Directors has approved a director compensation policy pursuant to which non-employee directors are automatically granted restricted stock awards of 1,000 shares of fully-vested common stock annually upon their election to the Board and another 1,000 shares of fully-vested common stock on the last business day of each fiscal quarter. Additionally, directors can elect to receive their board compensation as restricted stock. During the first nine months of fiscal 2018, restricted stock awards of 46,200 shares were issued to various employees, directors, and consultants, which vest over the next three years, and restricted stock awards of 28,478 shares were issued to directors as part of the compensation policy, which vested immediately upon grant. During the first nine months of fiscal 2018, 17,000 shares of restricted stock were forfeited upon the departure of certain employees.

Stock options granted prior to January 27, 2011 are governed by the applicable Prior Plan and the forms of agreement adopted thereunder.

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. The Company estimates the fair value of each stock-based option award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. No stock options were granted during the nine months ended August 31, 2018 or in the same respective period of fiscal 2017. The Company incurred a total of $46,654 and $158,090 of stock-based compensation expense for restricted stock awards during the three and nine months ended August 31, 2018 compared to $19,266 and $92,225 of stock-based compensation expense for restricted stock awards for the same respective periods of fiscal 2017.

15)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At August 31, 2018, and November 30, 2017, the carrying amount approximated fair value for cash, accounts receivable, net investment in sale-type leases, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts approximate fair value because of the short maturity of these instruments. The fair value of the net investment in sales-type leases also approximates recorded value as that is based on discounting future cash flows at rates implicit in the lease. The rates implicit in the lease do not materially differ from current market rates. The fair value of the Company’s installment term loans payable also approximates recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

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

	Three Months Ended August 31, 2018
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$3,913,000	$773,000	$594,000	$5,280,000
Income (loss) from operations	(450,000)	(141,000)	32,000	$(559,000)
Income (loss) before tax	(835,000)	(136,000)	22,000	$(949,000)
Total Assets	15,999,000	3,692,000	2,484,000	$22,175,000
Capital expenditures	92,000	13,000	-	$105,000
Depreciation & Amortization	126,000	116,000	31,000	$73,000

	Three Months Ended August 31, 2017
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$5,065,000	$767,000	$718,000	$6,550,000
Income (loss) from operations	118,000	(37,000)	28,000	$109,000
Income (loss) before tax	123,000	(45,000)	15,000	$93,000
Total Assets	18,941,000	3,094,000	2,721,000	$24,756,000
Capital expenditures	61,000	117,000	-	$178,000
Depreciation & Amortization	125,000	17,000	32,000	$174,000

	Nine Months Ended August 31, 2018
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$11,778,000	$2,346,000	$1,816,000	$15,940,000
Income (loss) from operations	(988,000)	(347,000)	9,000	$(1,326,000)
Income (loss) before tax	(1,681,000)	(329,000)	(24,000)	$(2,034,000)
Total Assets	15,999,000	3,692,000	2,484,000	$22,175,000
Capital expenditures	163,000	99,000	4,000	$266,000
Depreciation & Amortization	391,000	196,000	95,000	$682,000

	Nine Months Ended August 31, 2017
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$11,595,000	$2,043,000	$2,022,000	$15,660,000
Income (loss) from operations	(758,000)	(209,000)	3,000	$(964,000)
Income (loss) before tax	(743,000)	(237,000)	(30,000)	$(1,010,000)
Total Assets	18,941,000	3,094,000	2,721,000	$24,756,000
Capital expenditures	265,000	117,000	90,000	$472,000
Depreciation & Amortization	376,000	46,000	95,000	$517,000

*The consolidated total in the table is a sum of segment figures and may not tie to actual figures in the condensed consolidated financial statements due to rounding.

17)	Subsequent Events

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

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of August 31, 2018 remain unchanged from November 30, 2017, with the exception of the addition of a critical accounting policy regarding sales-type lease activity. Other than this new policy regarding sales-type lease activity, which is set forth below, disclosure of these critical accounting policies is incorporated by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2017.

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

Results of Operations – Continuing Operations

Net Sales and Cost of Goods Sold

Our consolidated corporate sales for continuing operations for the three- and nine-month periods ended August 31, 2018 were $5,280,000 and $15,940,000 compared to $6,550,000 and $15,660,000 during the same respective periods in 2017, a $1,270,000 or 19.4%, decrease for the three months and a $280,000, or 1.8%, increase for the nine months. The decrease for the three months is primarily due to a decrease in revenue from our agricultural products and tools segments. Consolidated gross margin for the three-month period ended August 31, 2018 was 22.3% compared to 22.1% for the same period in fiscal 2017. Consolidated gross margin for the nine-month period ended August 31, 2018 was 21.6% compared to 21.5% for the same period in fiscal 2017. These increased gross margins are largely attributable to increased efficiency in our agricultural products segment, as discussed below, as margins have decreased in our modular buildings and tools segments.

Our third quarter sales at Manufacturing were $3,913,000 compared to $5,065,000 during the same period of 2017, a decrease of $1,152,000, or 22.7%. Our year-to-date sales at Manufacturing were $11,778,000 compared to $11,595,000 during the same period in 2017, an increase of $183,000, or 1.6%. The three-month decrease in revenue is due to decreased demand for forage box equipment and the absence of pass-through self-propelled beet equipment that was sold in 2017. The year-to-date increase in sales is due to increased demand for portable feed equipment, manure spreaders and UHC reels. Gross margin for Manufacturing for the three-month period ended August 31, 2018 was 21.6% compared to 20.9% for the same period in 2017. Gross margin for Manufacturing for the nine-month period ended August 31, 2018 was 21.8% compared to 20.2% for the same period in 2017. The increase in gross margin in 2018 is due to increased efficiency from our direct labor as a part of recently-launched lean initiatives. Although our gross margin is up we did receive downward pressure from rising costs of goods sold, which have been impacted by steel tariffs.

Our third quarter sales at Scientific were $773,000 compared to $767,000 for the same period in 2017, an increase of $6,000, or 0.8%. Our year-to-date sales at Scientific were $2,346,000 compared to $2,043,000 for the same period in 2017, an increase of $303,000, or 14.8%. Our year-to-date increase in revenue is largely attributable to using sales-type and operating leases to expand our customer base. Gross margin for the three- and nine-month periods ended August 31, 2018 was 15.8% and 13.7% compared to 21.4% and 18.5% for the same respective periods in 2017. The decrease in gross margin is due to added depreciation from buildings out on lease and the production of leased assets in the third quarter, which don’t provide immediate revenue.

Metals had sales of $594,000 and $1,816,000 during the three- and nine-month periods ended August 31, 2018 compared to $718,000 and $2,022,000 for the same respective periods in 2017, a 17.3% and 10.2% decrease, respectively. The decrease is mainly due to the loss of a large volume customer. Gross margin was 34.7% and 30.1% for the three- and nine-month periods ended August 31, 2018 compared to 30.9% and 32.1% for the same respective periods in 2017. The increased gross margin for the three-months is due mainly to price increases and better margins on our sales. Our decreased gross margin for the nine-months is largely due to lower revenues with less variable margin to absorb fixed costs.

Expenses

Our third quarter consolidated selling expenses were $476,000 compared to $433,000 for the same period in 2017. Our year-to-date selling expenses were $1,448,000 compared to $1,401,000 for the same period in 2017. The increase in selling expenses is due to increased commissions as a result of higher sales and the reclassification of an employee to an independent sales representative. Selling expenses as a percentage of sales were 9.0% and 9.1% for the three- and nine-month periods ended August 31, 2018 compared to 6.6% and 8.9% for the same respective periods in 2017.

Consolidated engineering expenses were $202,000 and $458,000 for the three- and nine-month periods ended August 31, 2018 compared to $108,000 and $373,000 for the same respective periods in 2017. The increase in engineering expenses is directly related to research and development of new agricultural products and modular building engineering. Engineering expenses as a percentage of sales were 3.8% and 2.9% for the three- and nine-month periods ended August 31, 2018 compared to 1.6% and 2.4% for the same respective periods in 2017.

Consolidated administrative expenses for the three- and nine-month periods ended August 31, 2018 were $858,000 and $2,656,000 compared to $795,000 and $2,561,000 for the same respective periods in 2017. These increases are largely related to increased stock compensation expense and the addition of a general manager at the modular buildings segment. Administrative expenses as a percentage of sales were 16.3% and 16.7% for the three- and nine-month periods ended August 31, 2018 compared to 12.1% and 16.4% for the same respective periods in 2017.

(Loss) from Continuing Operations

Consolidated net (loss) from continuing operations was $(767,000) for the three-month period and $(1,948,000) for the nine-month period ended August 31, 2018 compared to net income (loss) of $42,000 and $(721,000) for the same respective periods in 2017. The increased net loss for the three months ended August 31, 2018 was due to the discovery of mold in one of our facilities. We estimate approximately $253,000 for mold remediation and $67,000 in damaged inventory, and we recognized an impairment of approximately $199,000 of this asset held for lease. The increased net loss from continuing operations for the nine-months was largely due to the revaluing of our deferred tax asset at the new income tax rates for the 2018 tax year, which resulted in a loss of approximately $300,000. We also recognized a loss of approximately $253,000 from the liquidation of our Canadian subsidiary related to the cumulative translation adjustment in the second quarter of fiscal 2018. These expenses were non-cash expenses and one-time adjustments. Our margins are generally depressed from historic levels because low volumes caused by market conditions continue to impact our ability to cover our fixed costs. Margins are also impacted as we continue to right-size our inventories to focus on products we feel our customers will want to purchase in the future.

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

Order Backlog

The consolidated order backlog net of discounts for continuing operations as of October 2, 2018 was $1,405,000 compared to $1,638,000 as of October 2, 2017. The agricultural products segment order backlog was $715,000 as of October 2, 2018 compared to $1,069,277 in fiscal 2017. The backlog for the modular buildings segment was $609,000 as of October 2, 2018, compared to $456,000 in fiscal 2017. The backlog for the tools segment was $81,000 as of October 2, 2018, compared to $113,000 in fiscal 2017. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Results of Operations – Discontinued Operations

During the third quarter of fiscal 2016, we made the decision to exit the pressurized vessels industry. On March 29, 2018 we disposed of the remaining assets of our Vessels segment at a selling price of $1,500,000.

Liquidity and Capital Resources

Our primary sources of funds for the nine months ended August 31, 2018 were funds received from the sale of real estate from discontinued operations and the reduction of inventory. Our primary uses of cash were costs of operation, the execution of sales-type leases, the fulfillment of customer deposits and retirement of debt related to discontinued operations. We expect our primary capital needs for the remainder of fiscal 2018 to relate to costs of operation, including production.

We have a $5,000,000 revolving line of credit with Bank Midwest that, as of August 31, 2018, had an outstanding principal balance of $2,693,530. The revolving line of credit was renewed on March 30, 2018 and is scheduled to mature on March 30, 2019.

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

ART’S-WAY MANUFACTURING CO., INC.

Date: October 8, 2018	By: /s/ Carrie L. Gunnerson
Carrie L. Gunnerson
President, Chief Executive Officer and Interim Chief Financial Officer