Form 10-K
period 2018-11-30
ARTS WAY MANUFACTURING CO INC
filed 2019-02-05
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2018

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price on May 31, 2018 as reported on the Nasdaq Stock Market LLC ($2.75 per share), was approximately $11,572,641.

As of January 24, 2019, there were 4,218,567 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Registrant’s 2019 Annual Meeting of Stockholders to be filed within 120 days of November 30, 2018 are incorporated by reference into Part III of this Form 10-K.

Art’s-Way Manufacturing Co., Inc.

Index to Annual Report on Form 10-K

FORWARD LOOKING STATEMENTS

This report may contain forward-looking statements that reflect future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases forward-looking statements may be identified by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Forward-looking statements in this report generally relate to: our expectations regarding our warranty costs and order backlog; our beliefs regarding the sufficiency of working capital and cash flows; our expectations regarding our continued ability to renew or obtain financing on reasonable terms when necessary; the impact of recently issued accounting pronouncements; our intentions and beliefs relating to our costs, product developments and business strategies; our expected operating and financial results; our expectations concerning our primary capital and cash flow needs; our beliefs regarding competitive factors and our competitive strengths; our expectations regarding our capabilities and demand for our products; our predictions regarding the impact of seasonality; our beliefs regarding the impact of the farming industry on our business; our beliefs regarding our internal controls over financial reporting; and our intentions for paying dividends. Many of these forward-looking statements are located in this report under “Item 1. BUSINESS” and “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” but they may appear in other sections as well.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, the impact of tightening credit markets on our ability to continue to obtain financing on reasonable terms; our ability to repay current debt, continue to meet debt obligations and comply with financial covenants; obstacles related to integration of acquired product lines and businesses; obstacles related to liquidation of product lines and segments; the effect of general economic conditions, including consumer and governmental spending, on the demand for our products and the cost of our supplies and materials; fluctuations in seasonal demand and our production cycle; the ability of our suppliers to meet our demands for raw materials and component parts; our original equipment manufacturer customers’ decisions regarding supply chain structure, inventory levels, and overall business conditions; fluctuations in the price of raw materials, especially steel; our ability to predict and meet the demands of each market in which our segments operate; our ability to predict and respond to any seasonal fluctuations in demand; the existence and outcome of product liability claims and other ordinary course litigation; changes in environmental, health and safety regulations and employment laws; our ability to retain our key employees; the cost of complying with laws, regulations, and standards relating to corporate governance and public disclosure, and the demand such compliance places on management’s time; and other factors described in this report and from time to time in our other reports filed with the Securities and Exchange Commission. We do not intend to update the forward-looking statements contained in this report other than as required by law. We caution investors not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. This report and the documents that we reference in this report and have filed as exhibits should be read completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

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

We have organized our business into three operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies. Our Agricultural Products segment manufactures and distributes farm equipment under our own and private labels and previously included the operations of our wholly-owned subsidiary, Art’s-Way Manufacturing International LTD, a Canadian company (“International”). During the second quarter of the 2018 fiscal year, we liquidated our investment in our Canadian subsidiary by selling off remaining inventory and dissolving International. Our Modular Buildings segment manufactures modular buildings for various uses, commonly animal containment and research laboratories, through our wholly-owned subsidiary, Art’s-Way Scientific, Inc., an Iowa corporation. Our Tools segment manufactures standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools through our wholly-owned subsidiary, Ohio Metal Working Products/Art’s Way, Inc., an Ohio corporation (“Ohio Metal”). For detailed financial information relating to segment reporting, see Note 18 “Segment Information” to our financial statements in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this report.

Information about Art’s-Way can be found on our website, http://www.artsway-mfg.com/. We are not including the information on our corporate website as a part of or incorporating it by reference into this report.

Business of Our Segments

Agricultural Products

Our Agricultural Products segment, which accounted for 72.7% of our net revenue in the 2018 fiscal year and 74.4% of our net revenue in the 2017 fiscal year, is located primarily in our Armstrong, Iowa facility. This segment manufactures a variety of specialized farm machinery under our own label, including portable and stationary animal feed processing equipment and related attachments used to mill and mix feed grains into custom animal feed rations; a line of hay and forage equipment consisting of forage boxes, blowers, running gear, and dump boxes; a line of portable grain augers; a line of manure spreaders; sugar beet harvesting equipment; a line of land maintenance equipment; moldboard plows; and reels for combines and swathers. We also previously manufactured industrial grade snow blowers under the Agro Trend label, but we sold the Agro Trend product line to Metco, Inc. on December 15, 2017. The Agro Trend line under our Canadian subsidiary accounted for 2% and 4% of our sales from continuing operations on our statements of operations for the 2018 and 2017 fiscal years. We sell our labeled products through independent farm equipment dealers throughout the United States and Canada. In addition, we manufacture and supply silage blowers and reels under original equipment manufacturer (“OEM”) agreements. Sales to our OEM customers accounted for 5% of our consolidated sales for the 2018 fiscal year and 4% of our consolidated sales for the 2017 fiscal year. We also provide after-market service parts that are available to keep our branded and OEM-produced equipment operating to the satisfaction of the end user of our products.

Modular Buildings

Our Modular Buildings segment, which accounted for 15.8% of our net revenue in the 2018 fiscal year and 13.0% of our net revenue in the 2017 fiscal year, is located in Monona, Iowa. This segment produces and sells modular buildings, which are custom-designed to meet the specific research needs of our customers. The buildings we commonly produce range from basic swine buildings to complex containment research laboratories. We plan to continue our focus on providing research facilities for academic research institutions, government research and diagnostic centers, public health institutions and private research and pharmaceutical companies, as those are our primary market sectors. We provide services from start to finish by designing, manufacturing, delivering and installing these facilities to meet customers’ critical requirements. In addition to selling these facilities, we also offer a lease option to customers in need of temporary facilities.

Tools

Our Tools segment, which is located in Canton, Ohio, accounted for 11.5% of our net revenue in the 2018 fiscal year and 12.6% of our net revenue in the 2017 fiscal year. This segment produces and sells standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools. The tools are used by manufacturers in various industries to cut and shape various parts, pipes, and fittings. The marketing of the tools is primarily through independent distributors supplying manufacturers with industrial tools and supplies. We plan to continue our focus on providing cutting tools to industries such as automotive, aerospace, oil and gas piping, and appliances.

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

Grinder mixer line. The grinder mixer line represents our original product line. Our founder, Arthur Luscombe, designed the original power take-off unit (“PTO”) powered grinder-mixer prior to our inception. Grinder mixers are used to grind grain and mix in proteins for animal feed. They have several agricultural applications and are commonly used in livestock operations. Our grinder mixers have wide swing radiuses to allow users to reposition the discharge tube from one side of the tank to the other in one step. Our 6105 grinder mixer offers a 105-bushel tank with a 20-inch hammermill. Our 6140 grinder mixer is a medium sized product with a 140-bushel tank, a 20-inch hammermill, and an 8-inch discharge auger. We replaced our 6530 grinder mixer model with the 7165 in 2017, which at the time, was the largest in the industry at a 165-bushel tank with a 26-inch hammermill. It features self-contained hydraulics and 10-inch discharge augers, which yield the fastest unload times in the industry. In 2018, we developed the 8215 grinder mixer featuring a 215-bushel tank, which is now the largest in the industry. Our Cattle Maxx rollermill mixer products offer consistent feed grain rations for beef and dairy operations and are available in 105-bushel, 140-bushel, and 165-bushel capacities. Also, in 2018, we added the JR50 and JR75 grinder mixer models to our line featuring 50- and 75-bushel mixing tanks, respectively.

Stationary feed grain processing line. We offer stationary hammermills and rollermills. Harvesting leaves various amounts of extraneous materials that must be removed through processing the seeds. Hammermills are aggressive pre-cleaners that are designed to remove appendages, awns, and other chaff from seeds by vigorously scraping the seed over and through the screen. The screen has holes that are big enough to let the seed pass through undamaged but are small enough to catch and remove the appendages. Our rollermills roll the feed grain to minimize dust, and they fracture the outside hull to release the digestive juices more rapidly. Rolling feed provides more palatable and digestible feed for use in animal feeding operations.

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

Sugar beet harvesting line. Our sugar beet defoliators and harvesters are innovative products in the industry due to our focus on continuous improvement, both in reaction to customer requests and in anticipation of our customers’ needs. Our machines can harvest six, eight, or twelve rows at one time.  We were the first manufacturer to introduce a larger, 12-row harvester.  We also manufacture the 692Z model, which is a smaller, more contained model, commonly used by smaller producers.  Our sugar beet defoliators cut and remove the leaves of the sugar beets without damaging them, and the leaf particles are then incorporated back into the soil.

Hay and forage line. We offer highly productive hay and forage tools for the full range of producers. This product line includes high capacity forage boxes for transporting hay from the field with optional running gear to provide superior stability and tracking. With recent product line additions, we offer the highest capacity forage boxes on the market. High velocity, high volume forage blowers are able to fill the tallest silos with lower power requirements. Cam action rotary rakes will gently lift the crop, carry it to the windrow and release it, saving more leaves and forming a faster drying, fluffier windrow.

Manure spreaders line. Roda manure spreaders are a well-known name with a rich tradition in the West North Central region of the United States with the origin of the spreaders dating back to the 1950s. We offer vertical and horizontal beaters and rear discharge manure spreaders in both truck-mount and pull-type configurations. We also offer manure spreaders with flared sides for increased capacity and a guillotine slop gate for accurate metering. Our products are ideal for spreading livestock manure, compost, and lime. We offer a scale system and a scale system with GPS for proper nutrient placement. These spreaders boast a heavy-duty and rugged design with one of the best spread patterns in the industry, allowing for efficient and consistent nutrient and land management.

Reels line. In May of 2012 we purchased the assets of UHC and began selling reels for combines and swathers as UHC by Art’s-Way. These reels have a unique flip over action for self-cleaning in adverse conditions. They are manufactured with extruded aluminum creating a light-weight yet strong reel.

Product Distribution and Markets

We distribute goods for our Agricultural Products segment primarily through a network of approximately 1,100 U.S. and Canadian independent dealers, as well as overseas dealers in the United Kingdom and Australia, whose customers require specialized agricultural machinery. We have sales representation in 48 states and seven Canadian provinces; however, many dealers sell only service parts for our products. Our dealers sell our products to various agricultural and commercial customers. We also maintain a local sales force in our Armstrong, Iowa facility to provide oversight services for our distribution network, communicate with end users, and recruit and train dealers on the uses of our products. Our local service parts staff is available to help customers and dealers with their service parts needs. Our Modular Buildings segment typically sells products customized to the end-users’ requirements directly to the end-users. Our Tools segment distributes products through manufacturers’ representatives, direct sales, and OEM sales channels.

We currently export products to four foreign countries. We have been shipping grinder mixers abroad since 2006 and have exported portable rollermills and sugar beet harvesters as well. We continue to strengthen these relationships and intend to develop new international markets. Our international sales accounted for 7.7% of consolidated sales during the 2018 fiscal year.

Backlog. Our backlogs of orders vary on a daily basis. As of January 30, 2018, our Tools segment had approximately $95,000 of backlog, our Modular Buildings segment had approximately $333,000 of backlog, and our Agricultural Products segment had a net backlog of approximately $2,024,000. We expect that our order backlogs will continue to fluctuate as orders are received, filled, or cancelled, and, due to dealer discount arrangements we may enter into from time to time, these figures are not necessarily indicative of future revenue.

Recent Product Developments

During the 2018 fiscal year, development in our Agricultural Products segment consisted of several products. We introduced two new manure spreaders at the end of 2018, the X700 and X900. These units feature a guillotine slop gate for accurate metering and additional capacity due to flared sides. We also developed the 8215 grinder mixer, which we expect will be unveiled in the 2019 fiscal year. This model incorporates the quality and traditional features of previous units with our largest capacity in a grinder mixer of 215 bushels. We neared completion on our 40-foot commercial forage box, which features a rear unload, has an all-welded design for greater strength and features polished stainless-steel sides. The 40-foot forage box is also welded to a semi-trailer for straight from the field to over-the-road use.

    Our Tools and Modular Buildings segments complete projects based on customer specifications and did not engage in specific product development during the 2018 fiscal year.

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

In addition, in order to capitalize on brand recognition for our Agricultural Products segment, we have numerous product lines produced under our labels and private labels, and we have made strategic acquisitions to strengthen our dealer base. We also provide aftermarket service parts which are available to keep our branded and OEM-produced equipment operating to the satisfaction of the customer. We sell products to customers in the United States and four foreign countries through a network of approximately 1,100 independent dealers in the United States and Canada, as well as overseas dealers in the United Kingdom and Australia.

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

Tools

We expect competition in our Tools segment from off shore products that have gained market share over the last twenty years. Our greatest threat continues to be emerging technologies that replace the need for brazed tools. These competitive threats are countered by our ability to offer the widest range of standard carbide tipped brazed tool inventories to be found in North America. These inventories are strategically located in four warehouses across the United States, enabling our customers to receive product quickly with minimal shipping costs. Our ability to produce special, engineered, value-added products in volume with short lead times sets us apart from our competitors. This is most evident in certain segments of the pipe processing industry, where we have been able to establish and maintain market share despite efforts from companies significantly larger than ourselves.

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

We have an OEM supplier agreement with Case New Holland (“CNH”) for our Agricultural Products segment. Under the OEM agreement, we have agreed to supply CNH’s requirements for certain feed processing and service parts, primarily blowers, under CNH’s label. The agreement has no minimum requirements and can be cancelled upon certain conditions. The initial term of the agreement with CNH expired in September 2006, but the agreement continues in force until terminated or cancelled by either party. Neither party has terminated or cancelled the agreement as of November 30, 2018. We also sell reels to Honey Bee and Agco under an OEM agreement. For the 2018 fiscal year, sales to OEM customers were approximately 5% of consolidated sales compared to 4% in the 2017 fiscal year.

We do not rely on sales to one customer or a small group of customers. During the 2018 fiscal year, no one customer accounted for more than 6% of consolidated revenues.

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

We pay royalties for our use of certain manufacturing rights. Under our OEM and supplier agreement with CNH, CNH sold us the license to manufacture, sell, and distribute certain plow products designed by CNH and their replacement and component parts. We pay semi-annual royalty payments based on the invoiced price of each licensed product and service part we sell. During the third quarter of the 2016 fiscal year we entered into a licensing and royalty agreement with Martin Harvesting, LLC to produce a commercial forage box in exchange for royalty payments until August 2026. Our rights to manufacture and sell this product do not expire, but we will pay a royalty amount based on the sales price of each licensed product we sell. In the first quarter of the 2017 fiscal year we entered into a licensing and royalty agreement with Spreader, LLC to produce a loader mounted spreader in exchange for royalty payments until December 2027.

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

Employees

As of November 30, 2018, we employed approximately 90 employees in our Agricultural Products segment, two of whom were employed on a part-time basis. As of the same date, we had 18 employees in our Tools segment, one of whom was employed on a part-time basis. Nearly all of the employees in our Tools segment are represented by a union and covered by a collective bargaining agreement. In addition, our Modular Buildings segment employed approximately 24 employees as of the same date, one of whom worked on a part-time basis. These numbers do not necessarily represent peak employment during the 2018 fiscal year.

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

We purchased an office, production, and warehousing facility for our Agricultural Products segment located in West Union, Iowa on approximately 29 acres in fiscal 2010. The property contained approximately 190,000 square feet of usable space. A substantial portion of the facility was leased to third parties during the 2018 fiscal year. This property was sold on December 14, 2018 for $900,000. We recognized an impairment of approximately $216,000 on this property in the 2018 fiscal year.

We entered into a two-year lease agreement on April 22, 2015 for a 14,000 square foot facility in Listowel, Ontario, Canada in order to manufacture, market and sell Agro Trend products from Canada. This facility was used in connection with our Agricultural Products segment. We vacated the premises as of December 31, 2017 following the sale of the Agro Trend product line.

In February 2008, we completed construction on a facility in Dubuque, Iowa, which was used for our discontinued Pressurized Vessels segment. The facility was 34,450 square feet, steel-framed, with a crane that ran the length of the building. A paint booth and a blast booth were installed in the first quarter of the 2009 fiscal year. On March 29, 2018, we sold this facility for $1,500,000.

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

All of our owned real property is subject to mortgages granted to Bank Midwest as security for our long-term debt and our line of credit. See “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity and Capital Resources” for more information.

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

Stockholders

We have two classes of stock, undesignated preferred stock and $0.01 par value common stock. No shares of preferred stock have been issued or are outstanding. As of January 30, 2019, we had 90 common stock stockholders of record, which number does not include stockholders who hold our common stock in street name.

Dividends

We did not pay a dividend during the 2018 or 2017 fiscal years. We expect that the payment of and the amount of any future dividends will depend on our financial condition at that time.

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

Financial Condition

In our 62 years, we have maneuvered the peaks and valleys of the agriculture market many times, but the last several years of the struggling economy have been especially trying. With our core business struggling from the depressed agriculture economy, we were not able to properly provide resources to turn around prior acquisitions and had to make difficult decisions to abandon some of these segments. Our strategy going forward is to focus on the key product lines that support our customer base, provide us with an opportunity to distinguish ourselves from competition, and enable us to grow in both volume and profitability.

We continued our balance sheet cleanup in the 2018 fiscal year and we believe that our consolidated balance sheet indicates a stable financial position as of November 30, 2018. Despite showing a net loss from continuing operations of $(3,336,000) for the 2018 fiscal year we were able to decrease our total liabilities by $100,000 compared to the 2017 fiscal year. Our debt dropped to the lowest level it has been in almost ten years after the sale of our West Union facility on December 14, 2018, and we made indirect cuts in December of 2018 to help us continue to weather this economic storm.

We expect to have access to capital as needed in 2019 through the sale of inventory and from our line of credit. At November 30, 2018 we had $1,494,470 available on our line of credit. Our banking relationship has remained in good favor despite the recent losses, due to our transparency and ongoing corporate strategy. During the 2018 fiscal year, our working capital decreased approximately $3,003,000, primarily as a result of a reduction of inventory and an increase in our line of credit at November 30, 2018. Despite the drop, our current ratio still remains strong at 2.11. We do expect our inventory value to continue to drop as we bring our inventory to more manageable levels and implement lean manufacturing practices. We also are placing an emphasis on debt retirement as we go forward.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 “Summary of Significant Accounting Policies” to our financial statements in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this report. Critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We believe that the following represents the most critical accounting policies and estimates used in the preparation of our consolidated financial statements, although it is not inclusive.

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

Revenue Recognition

Revenue is recognized when risk of ownership and title pass to the buyer, generally upon the shipment of the product. All sales are made to authorized dealers whose application for dealer status has been approved and who have been informed of general sales policies. Any changes in our terms are documented in the most recently published price lists. Pricing is fixed and determinable according to our published equipment and parts price lists. Title to all equipment and parts sold pass to the buyer upon delivery to the carrier and is not subject to a customer acceptance provision. Proof of the passing of title is documented by the signing of the delivery receipt by a representative of the carrier. Post shipment obligations are limited to any claim with respect to the condition of the equipment or parts. A provision for warranty expenses, based on sales volume, is included in the financial statements. Our returns policy allows for new and saleable parts to be returned, subject to inspection and a restocking charge, which is included in net sales. Whole goods are not returnable. Shipping costs charged to customers are included in net sales. Freight costs incurred are included in cost of goods sold. Customer deposits consist of advance payments from customers, in the form of cash, for revenue to be recognized in the following year.

In certain circumstances, upon the customer’s written request, we may recognize revenue when production is complete and the goods are ready for shipment. At the buyer’s request, we will bill the buyer upon completing all performance obligations, but before shipment. The buyer dictates that we ship the goods per their direction from our manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that we will segregate the goods from our inventory, such that they are not available to fill other orders. This agreement also specifies that the buyer is required to purchase all goods manufactured under this agreement. Title of the goods will pass to the buyer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the buyer, and the buyer agrees to maintain insurance on the manufactured items that have not yet been shipped. We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both buyer and seller. The credit terms on this agreement are consistent with the credit terms on all other sales. All risks of loss are shouldered by the buyer, and there are no exceptions to the buyer’s commitment to accept and pay for these manufactured goods. Revenues recognized at the completion of production in the 2018 and 2017 fiscal years were approximately $202,000 and $184,000, respectively.

Our Modular Buildings segment is in the construction industry, and as such accounts for contracts on the percentage of completion method. Revenue and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Contract costs consist of direct costs on contracts, including labor, materials, amounts payable to subcontractors and those indirect costs related to contract performance, such as equipment costs, insurance and employee benefits. Contract cost is recorded as incurred, and revisions in contract revenues and cost estimates are reflected in the accounting period when known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Contract losses are recognized when current estimates of total contract revenue and contract cost indicate a loss. Estimated contract costs include any and all costs appropriately allocable to the contract. The provision for these contract losses will be the excess of estimated contract costs over estimated contract revenues. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract change orders, penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Costs and profit in excess of amounts billed are classified as current assets and billings in excess of cost and profit are classified as current liabilities.

We lease modular buildings to certain customers and account for these transactions as operating or sales-type leases. These leases have terms of up to 36 months and are collateralized by a security interest in the related modular building. On sales-type leases, the lessee has a bargain purchase option available at the end of the lease term. A minimum lease receivable is recorded net of unearned interest income and profit on sale at the time the building is substantially complete. Profit related to the sale of the building is recorded upon fulfillment of our obligation to the lessee. On operating leases, we recognize rent when the lessee has all the rights and benefits of ownership of the asset.

Results of Operations – Continuing Operations

Fiscal Year Ended November 30, 2018 Compared to Fiscal Year Ended November 30, 2017

Our consolidated net sales for continuing operations totaled $19,727,000 for the 2018 fiscal year, which represents a 4.8% decrease from our consolidated net sales of $20,715,000 for the 2017 fiscal year. The decrease in revenue is due to decreased sales in our Agricultural Products and Tools segments. We experienced fairly steady demand in the 2018 fiscal year in our Agricultural Products segment and attribute the sales decrease to our decision to terminate a relationship to sell passthrough beet equipment and to liquidate our Canadian operations. The decrease in our Tools segment is due to the loss of a high-volume customer. Our consolidated gross profit decreased as a percentage of net sales to 17.8% in the 2018 fiscal year from 19.7% of net sales in the 2017 fiscal year. Our gross profit was down in all three segments for the 2018 fiscal year, mainly due to increased material costs. The increased material costs drove price increases at the end of the 2018 fiscal year to help mitigate this concern for the 2019 fiscal year. Our consolidated operating expenses increased by 13.8%, from $5,804,000 in the 2017 fiscal year to $6,607,000 in the 2018 fiscal year. This was due largely to one-time non-cash expenses in our Agricultural Products segment further described below. Because the majority of our corporate general and administrative expenses are borne by our Agricultural Products segment, that segment represented $4,959,000 of our total consolidated operating expenses, while our Modular Buildings segment represented $939,000 and our Tools segment represented $709,000.

Our consolidated operating loss from continuing operations for the 2018 fiscal year was $(3,095,000) compared to an operating loss of $(1,722,000) for the 2017 fiscal year. Our Agricultural Products segment had an operating loss of $(2,462,000), our Modular Buildings segment had an operating loss of $(566,000), and our Tools segment had an operating loss of $(67,000).

Consolidated net loss for the 2018 fiscal year was $(3,336,000) for continuing operations compared to net loss of $(1,369,000) in the 2017 fiscal year for continuing operations, an increase in loss of $1,967,000. This increased loss is due to several factors. In the first quarter of the 2018 fiscal year we recognized a loss of approximately $298,000 from the revaluation of our deferred tax asset at the new income tax rates. We also recognized a loss of approximately $253,000 from the liquidation of our Canadian subsidiary related to the cumulative translation adjustment in the second quarter of the 2018 fiscal year. We recognized an impairment of approximately $216,000 on our West Union facility during the third and fourth quarters of the 2018 fiscal year which was equal to the selling price less commissions. This facility required mold remediation of $235,000 and scrapping of $67,000 of inventory, which was captured in the third quarter of the 2018 fiscal year. We also impaired our goodwill on our Miller Pro product line in the amount of $375,000 in the fourth quarter of the 2018 fiscal year. Another factor contributing to the increased loss was management’s decision to place increased reserves on inventory resulting in expense of approximately $543,000 in the fourth quarter of the 2018 fiscal year. The revaluation of our deferred tax asset, release of our current translation adjustment, impairment of assets and inventory reserve revaluation were all one-time non-cash expenses that greatly impacted our bottom line in the 2018 fiscal year. Net loss from our discontinued Pressurized Vessels segment was $(51,000) in the 2018 fiscal year compared to $(268,000) in the 2017 fiscal year.

Our effective tax rate for continuing operations for the 2018 and 2017 fiscal years was 13.3% and 23.6%, respectively. The decrease in the effective tax rate is due to the Tax Cuts and Job Act of 2017 as discussed in Note 1, “Summary of Significant Accounting Policies” to our financial statements in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this report.

Agricultural Products. Our Agricultural Products segment’s sales revenue for the 2018 fiscal year was $14,344,000 compared to $15,407,000 during the 2017 fiscal year, a decrease of $1,063,000, or 6.9%. The decrease in sales was primarily due to terminating a relationship in 2018 in which we sold beet harvesters as passthrough equipment. Total sales revenue related to this relationship in the 2017 fiscal year was $727,000 compared to $0 in the 2018 fiscal year. We also attribute $687,000 of decreased sales to the liquidation of our Canadian operations in December 2017. Gross profit for the 2018 fiscal year was 17.4% compared to 18.1% for the 2017 fiscal year. The decrease in margin is attributable to an increase in steel prices driven by economic factors. We implemented two separate price increases in 2018 to mitigate the impact on our gross profit, but ultimately were unable to entirely avoid the decrease.

Our Agricultural Products segment’s operating expenses for the 2018 fiscal year were $4,959,000 compared to $4,173,000 for the 2017 fiscal year, an increase of $786,000 or 18.8%.  In the 2018 fiscal year, operating expenses included one-time non-cash expenses of $216,000 for the impairment of our West Union facility and $375,000 for the impairment of goodwill related to our Miller Pro product line.  We also increased our obsolescence reserve by $543,000 in the fourth quarter for slow-moving inventory related to prior acquisitions.  This segment’s operating expenses for the 2018 fiscal year were 34.6% of sales compared to 27.1% of sales for the 2017 fiscal year. Total loss from operations for our Agricultural Products segment during the 2017 fiscal year was $(2,462,000) compared to an operating loss of $(1,381,000) for the 2017 fiscal year, an increase in loss of $1,081,000.

Modular Buildings. Our Modular Buildings segment’s net sales for the 2018 fiscal year were $3,109,000 compared to $2,700,000 for the 2017 fiscal year, an increase of $409,000, or 15.1%. The increase in sales was attributable to increased capital and operating lease activity in 2018. Gross profit for the 2018 fiscal year was 12.0% compared to 18.3% during the 2017 fiscal year. The decrease in gross profit was largely due to the depreciation of leased assets with short estimated useful lives. Operating expenses for the 2018 fiscal year were 30.2% of sales compared to 29.9% for the 2017 fiscal year. Total loss from operations from our Modular Buildings segment during the 2018 fiscal year was $(566,000) compared to an operating loss of $(313,000) in the 2017 fiscal year, an increase in loss of $253,000.

Tools. Our Tools segment’s net sales for the 2018 fiscal year were $2,274,000 compared to $2,608,000 for the 2017 fiscal year, a decrease of $334,000, or 12.8%. The decrease is primarily due to the loss of a large volume customer. Gross profit for the 2018 fiscal year was 28.2% compared to 30.6% for the 2017 fiscal year. Our decreased gross margin for the twelve months is largely due to lower revenues with less variable margin to absorb fixed costs. Operating expenses were $709,000 for the 2018 fiscal year compared to $825,000 for the 2017 fiscal year, a decrease of $116,000, or 14.1%. This decrease is largely a reduction of our sales force from two traveling salesmen to one, along with decreased commissions as a result of lower revenues.

Results of Operations – Discontinued Operations

During the third quarter of the 2016 fiscal year, we made the decision to exit the pressure vessels industry. On March 29, 2018 we disposed of the remaining assets for $1,500,000. We did not have net sales from our Pressurized Vessels segment in 2018 or 2017. We continued to incur expenses during the 2018 and 2017 fiscal years due to holding the facility in Dubuque, Iowa. An impairment to our assets of $289,000 was recorded in the 2017 fiscal year. Our pretax loss in the 2018 fiscal year was $(67,000) compared to $(401,000) in the 2017 fiscal year, a decrease of $334,000, or 83.3%.

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

Liquidity and Capital Resources

Our main source of funds during the 2018 fiscal year was cash generated by investing activities, which was primarily from the sale of our Dubuque, Iowa facility. We used approximately $435,000 of cash to update facilities and equipment which includes software and hardware related to information technology advances, transportation equipment, and manufacturing equipment. We used another $330,000 to add additional assets held for lease to our modular building rental fleet.

On September 28, 2017, we entered into a new credit facility with Bank Midwest, which superseded and replaced in its entirety our previous credit facility with U.S. Bank National Association (“U.S. Bank”). The Bank Midwest credit facility consists of a $5,000,000 revolving line of credit, pursuant to which we had borrowed $3,505,530, with $1,494,470 remaining, as of November 30, 2018, and two term loans, which had outstanding principal balances of $2,517,510 and $0 as of November 30, 2018. Proceeds of the new line of credit and two term loans were used to refinance all of the indebtedness outstanding under the U.S. Bank credit facility in the amount of approximately $6,562,030, which consisted of $6,528,223 in unpaid principal and approximately $33,807 in accrued and unpaid interest and fees. The revolving line of credit is being used for working capital purposes.

We also had a loan relating to our production facility in West Union, Iowa, from the Iowa Finance Authority, which had an outstanding balance of $232,967 as of November 30, 2018. This loan was paid in full with the sale of the West Union facility on December 14, 2018.

Our loans require us to comply with various covenants, including maintaining certain financial ratios and obtaining prior written consent from Bank Midwest for any investment in, acquisition of, or guaranty relating to another business or entity. We were in compliance with all covenants in place under the Bank Midwest loans as of November 30, 2018 except for the debt service coverage ratio as measured on November 30, 2018. We were also in compliance with all covenants under the Iowa Finance Authority loan agreement except for the debt service coverage ratio as measured on November 30, 2018. The First National Bank of West Union loan was paid off on December 14, 2018 with the sale of our West Union building rendering a waiver unnecessary. Bank Midwest has issued a waiver forgiving the noncompliance as of November 30, 2018, and no event of default has occurred.

For additional information about our financing activities, please refer to Note 10 “Loan and Credit Agreements: to our financial statements in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this report.

The following table represents our working capital and current ratio for the past two fiscal years:

	Fiscal Year Ended
	November 30, 2018	November 30, 2017
Current Assets	$12,145,158	$14,432,771
Current Liabilities	5,765,381	5,049,756
Working Capital	$6,379,777	$9,383,015

Current Ratio	2.11	2.86

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Art's-Way Manufacturing Co., Inc.

Armstrong, Iowa

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Art's-Way Manufacturing Co., Inc. and Subsidiaries (the Company) as of November 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Eide Bailly LLP

We have served as the Company’s auditor since 2006.

Minneapolis, Minnesota

February 5, 2019

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Balance Sheets

	November 30, 2018	November 30, 2017
Assets
Current assets:
Cash	$3,512	$212,400
Accounts receivable-customers, net of allowance for doubtful accounts of $25,100 and $32,298 in 2018 and 2017, respectively	1,537,113	1,910,294
Inventories, net	10,257,102	11,966,722
Cost and profit in excess of billings	99,287	65,146
Net investment in sales-type leases, current	123,055	-
Assets of discontinued operations	-	2,454
Other current assets	125,089	275,755
Total current assets	12,145,158	14,432,771
Property, plant, and equipment, net	5,647,485	5,946,957
Assets held for lease, net	1,870,125	1,217,164
Deferred income taxes	1,432,422	901,396
Goodwill	-	375,000
Net investment in sales-type leases, long-term	153,787	-
Other assets of discontinued operations	-	1,425,000
Other assets	76,497	81,545
Total assets	$21,325,474	$24,379,833
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$802,062	$673,653
Customer deposits	145,632	600,325
Billings in excess of cost and profit	185,014	48,211
Income taxes payable	6,400	3,100
Accrued expenses	893,284	981,558
Liabilities of discontinued operations	-	59,149
Line of credit	3,505,530	2,462,530
Current portion of long-term debt	227,459	221,230
Total current liabilities	5,765,381	5,049,756
Long-term liabilities
Long-term liabilities of discontinued operations	-	590,366
Long-term debt, excluding current portion	2,523,018	2,748,677
Total liabilities	8,288,399	8,388,799
Commitments and Contingencies (Notes 9, 10 and 17)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2018 and 2017; issued and outstanding 0 shares in 2018 and 2017.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2018 and 2017; issued and outstanding 4,225,050 in 2018 and 4,158,752 in 2017	42,250	41,587
Additional paid-in capital	3,055,632	2,859,052
Retained earnings	9,966,928	13,353,830
Accumulated other comprehensive loss	-	(257,010)
Treasury stock, at cost (9,286 in 2018 and 1,954 in 2017 shares)	(27,735)	(6,425)
Total stockholders’ equity	13,037,075	15,991,034
Total liabilities and stockholders’ equity	$21,325,474	$24,379,833

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Operations

	Years Ended
	November 30, 2018	November 30, 2017
Sales	$19,726,793	$20,715,080
Cost of goods sold	16,215,237	16,632,979
Gross profit	3,511,556	4,082,101
Expenses:
Engineering	640,430	501,182
Selling	1,936,147	1,889,461
General and administrative	3,438,981	3,343,500
Impairment of assets	591,268	70,000
Total expenses	6,606,826	5,804,143
(Loss) from operations	(3,095,270)	(1,722,042)
Other income (expense):
Interest expense	(304,566)	(319,622)
Other	(446,629)	248,507
Total other income (expense)	(751,195)	(71,115)
Income	(3,846,465)	(1,793,157)
Income tax (benefit)	(510,416)	(423,798)
(Loss) from continuing operations	(3,336,049)	(1,369,359)
Discontinued Operations
Loss from operations of discontinued segment	(67,177)	(400,739)
Income tax benefit	(16,324)	(133,017)
Loss on discontinued operations	(50,853)	(267,722)
Net (Loss)	(3,386,902)	(1,637,081)

(Loss) per share - Basic:
Continuing Operations	$(0.80)	$(0.33)
Discontinued Operations	$(0.01)	$(0.06)
Net Income (Loss) per share	$(0.81)	$(0.39)

(Loss) per share - Diluted:
Continuing Operations	$(0.80)	$(0.33)
Discontinued Operations	$(0.01)	$(0.06)
Net Income (Loss) per share	$(0.81)	$(0.39)

Weighted average outstanding shares used to compute basic net loss per share	4,202,836	4,151,406
Weighted average outstanding shares used to compute diluted net loss per share	4,202,836	4,151,406

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Comprehensive Income

	Years Ended
	November 30, 2018	November 30, 2017
Net (Loss)	$(3,386,902)	$(1,637,081)
Other Comprehensive Income (Loss)
Foreign currency translation adjustsments	3,830	45,222
Release of cumulative translation adjustment due to substantial liquidation of a foreign entity	253,180	-
Total Other Comprehensive Income (Loss)	257,010	45,222
Comprehensive (Loss)	$(3,129,892)	$(1,591,859)

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Stockholders' Equity
Years Ended November 30, 2018 and 2017

	Common Stock		Additional		Other	Treasury Stock
	Number of		paid-in	Retained	Comprensive	Number of
	shares	Par value	capital	earnings	Income (Loss)	shares	Amount	Total

Balance, November 30, 2016	4,109,052	$41,091	$2,746,509	$14,990,911	$(302,232)	$-	$-	$17,476,279
Stock based compensation	49,700	496	112,543	-	-	1,954	(6,425)	106,614
Foreign Currency Translation Adjustment	-	-	-	-	45,222	-	-	45,222
Net (loss)	-	-	-	(1,637,081)	-	-	-	(1,637,081)
Balance, November 30, 2017	4,158,752	$41,587	$2,859,052	$13,353,830	$(257,010)	1,954	$(6,425)	$15,991,034
Stock based compensation	66,298	663	196,580	-	-	7,332	(21,310)	175,933
Foreign Currency Translation Adjustment	-	-	-	-	3,830	-	-	3,830
Release of cumulative translation adjustment due to substantial liquidation of a foreign entity	-	-	-	-	253,180	-	-	253,180
Net (loss)	-	-	-	(3,386,902)	-	-	-	(3,386,902)
Balance, November 30, 2018	4,225,050	42,250	3,055,632	9,966,928	-	9,286	(27,735)	13,037,075

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Cash Flows

	Twelve Months Ended
	November 30, 2018	November 30, 2017
Cash flows from operations:
Net (loss) from continuing operations	$(3,336,049)	$(1,369,359)
Net (loss) from discontinued operations	(50,853)	(267,722)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Stock based compensation	197,243	113,039
Loss on release of cumulative translation adjustment	253,180	-
Realized foreign currency loss	3,830	45,222
Impairment of Assets	591,268	70,000
Gain on disposal of property, plant, and equipment	(4,837)	(3,673)
Depreciation and amortization expense	960,606	702,349
Bad debt expense (recovery)	(7,198)	9,552
Deferred income taxes	(531,026)	(572,175)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	380,379	(499,795)
Inventories	900,854	1,562,630
Income taxes receivable	-	265,924
Net investment in sales-type leases	(276,842)	-
Other assets	150,666	(161,358)
Increase (decrease) in:
Accounts payable	128,409	203,795
Contracts in progress, net	102,662	87,117
Customer deposits	(454,693)	311,130
Income taxes payable	3,300	3,100
Accrued expenses	(88,274)	(37,498)
Net cash provided by (used in) operating activities - continuing operations	(1,026,522)	730,000
Net cash provided by (used in) operating activities - discontinued operations	(92,090)	17,399
Net cash provided by (used in) operating activities	(1,118,612)	747,399
Cash flows from investing activities:
Purchases of property, plant, and equipment	(434,505)	(513,614)
Additions to assets held for lease	(329,815)	-
Net proceeds from sale of assets	52,606	43,481
Net cash (used in) investing activities - continuing operations	(711,714)	(470,133)
Net cash provided by investing activities - discontinued operations	1,418,761	40,936
Net cash provided by (used in) investing activities	707,047	(429,197)
Cash flows from financing activities:
Net change in line of credit	1,043,000	(821,584)
Proceeds from term debt	-	2,600,000
Repayment of term debt	(219,429)	(2,825,148)
Repurchases of common stock	(21,310)	(6,425)
Net cash provided by (used in) financing activities - continuing operations	802,261	(1,053,157)
Net cash (used in) financing activities - discontinued operations	(599,584)	(116,361)
Net cash provided by (used in) financing activities	202,677	(1,169,518)
Net (decrease) in cash	(208,888)	(851,316)
Cash at beginning of period	212,400	1,063,716
Cash at end of period	$3,512	$212,400

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$286,070	$319,319
Income taxes	5,237	5,627

Supplemental disclosures of non-cash operating and investing activities:
Transfer of inventory to assets held for lease	$808,766	$-

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

Art’s-Way Manufacturing Co., Inc.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

(a)	Nature of Business

Art’s-Way Manufacturing Co., Inc. (the “Company”) is primarily engaged in the fabrication and sale of specialized farm machinery in the agricultural sector of the United States. Primary product offerings include portable and stationary animal feed processing equipment; hay and forage equipment; sugar beet harvesting equipment; land maintenance equipment ; manure spreaders; moldboard plows; potato harvesters; and reels. The Company also manufactured commercial snow blowers under the Agro Trend label but sold the Agro Trend product line to Metco, Inc. on December 15, 2017. The Company sells its labeled products through independent farm equipment dealers throughout the United States. In addition, the Company manufactures and supplies hay blowers pursuant to OEM agreements. The Company also provides after-market service parts that are available to keep its branded and OEM-produced equipment operating to the satisfaction of the end user of the Company’s products.

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

The Company’s discontinued Pressurized Vessels segment was primarily engaged in the fabrication and sale of pressurized vessels and tanks through the Company’s wholly-owned subsidiary, Art’s-Way Vessels, Inc. On August 11, 2016, the Company announced its plan to discontinue the operations of its Pressurized Vessels segment in order to focus its efforts and resources on the business segments that have historically been more successful and that are expected to present greater opportunities for meaningful long-term shareholder returns. The operations of Art’s-Way Vessels, Inc. were discontinued in the third quarter of the 2016 fiscal year, and Art’s-Way Vessels, Inc. was merged into the Company effective October 31, 2016. On March 29, 2018, the remaining assets of the Pressurized Vessels segment, consisting of primarily of real estate, were disposed of at a selling price of $1,500,000.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of Art’s-Way Manufacturing Co., Inc. and its wholly-owned subsidiaries for the 2018 fiscal year, which includes Art’s-Way Scientific, Inc., Art’s-Way Manufacturing International LTD (“International”), and Ohio Metal Working Products/Art’s-Way, Inc. All material inter-company accounts and transactions are eliminated in consolidation.

During the second quarter of the 2018 fiscal year, the Company liquidated its investment in its Canadian subsidiary, International, by selling off remaining inventory and filing dissolution paperwork for International. Prior to that liquidation and dissolution, the financial books of the Company’s Canadian operations were kept in the functional currency of Canadian dollars and the financial statements were converted to U.S. Dollars for consolidation. When consolidating the financial results of the Company into U.S. Dollars for reporting purposes, the Company used the All-Current translation method. The All-Current method requires the balance sheet assets and liabilities to be translated to U.S. Dollars at the exchange rate as of quarter end. Stockholders’ equity was translated at historical exchange rates and retained earnings were translated at an average exchange rate for the period. Additionally, revenue and expenses were translated at average exchange rates for the periods presented. The resulting cumulative translation adjustment was carried on the balance sheet and was recorded in stockholders’ equity. Following the liquidation and dissolution of International, the cumulative translation adjustment carried on the balance sheet was released into net income under other income (expense) and the financial statements will no longer need translation each period. Since no income tax benefit will be received from the foreign equity sale, the cumulative translation adjustment has not been tax adjusted.

(c)	Cash Concentration

The Company maintains several different accounts at two different banks, and balances in these accounts are periodically in excess of federally insured limits. However, management believes the risk of loss to be low.

(d)	Customer Concentration

During the 2018 and 2017 fiscal years no one customer accounted for more than 6% and 4% of consolidated revenues for continuing operations, respectively.

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

(h)	Lessor Accounting and Sales-Type Leases

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

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. The Company performs an annual test for impairment of goodwill during the fourth quarter, unless factors determine an earlier test is necessary. The Company recorded an impairment of $375,000 in the 2018 fiscal year compared to $0 for the 2017 fiscal year. This amount represents the entire balance of goodwill carried by the Company related to the acquisition of the Miller Pro product line.

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

The Company classifies interest and penalties to be paid on an underpayment of taxes as income tax expense. The Company files income tax returns in the U.S. federal jurisdiction and various states and Canada. The Company is no longer subject to Canadian, U.S. federal or state income tax examinations by tax authorities for years ended before November 30, 2014.

On December 22, 2017, the Tax Cuts and Job Act of 2017 was enacted, which reduced the top corporate income tax rate from 35% to 21%. This law is generally effective for tax years beginning after December 31, 2017. The application of this new rate was recognized in the first quarter of the 2018 fiscal year. Tax expense from continuing operations includes an adjustment of approximately $298,000 related to the revaluation of the Company’s net deferred tax asset at the new statutory rate.

(k)	Revenue Recognition

Revenue is recognized when risk of ownership and title pass to the buyer, generally upon the shipment of the product. All sales are made to authorized dealers whose application for dealer status has been approved and who have been informed of general sales policies. Any changes in Company terms are documented in the most recently published price lists. Pricing is fixed and determinable according to the Company’s published equipment and parts price lists. Title to all equipment and parts sold pass to the buyer upon delivery to the carrier and is not subject to a customer acceptance provision. Proof of the passing of title is documented by the signing of the delivery receipt by a representative of the carrier. Post shipment obligations are limited to any claim with respect to the condition of the equipment or parts. Applicable sales taxes imposed on the Company’s revenues are presented on a net basis on the consolidated statements of operations and therefore do not impact net revenues or cost of goods sold. A provision for warranty expenses, based on sales volume, is included in the financial statements. The Company’s return policy allows for new and saleable parts to be returned, subject to inspection and a restocking charge which is included in net sales. Whole goods are not returnable. Shipping costs charged to customers are included in net sales. Freight costs incurred are included in cost of goods sold. Customer deposits consist of advance payments from customers, in the form of cash, for revenue to be recognized in the following year.

In certain circumstances, upon the customer’s written request, the Company may recognize revenue when production is complete and the good is ready for shipment. At the buyer’s request, the Company will bill the buyer upon completing all performance obligations, but before shipment. The buyer dictates that the Company ship the goods per their direction from the Company’s manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that the Company will segregate the goods from its inventory, such that they are not available to fill other orders. This agreement also specifies that the buyer is required to purchase all goods manufactured under this agreement. Title of the goods passes to the buyer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the buyer, and the buyer agrees to maintain insurance on the manufactured items that have not yet been shipped. The Company has operated using bill and hold agreements with certain customers for many years. The credit terms on these agreement are consistent with the credit terms on all other sales. All risks of loss are shouldered by the buyer, and there are no exceptions to the buyer’s commitment to accept and pay for these manufactured goods. Revenues recognized at the completion of production in the 2018 and 2017 fiscal years were approximately $202,000 and $184,000, respectively.

The Company’s Modular Buildings segment is in the construction industry, and as such accounts for contracts on the percentage of completion method. Revenue and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Contract costs consist of direct costs on contracts, including labor, materials, amounts payable to subcontractors and those indirect costs related to contract performance, such as equipment costs, insurance and employee benefits. Contract cost is recorded as incurred, and revisions in contract revenues and cost estimates are reflected in the accounting period when known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Contract losses are recognized when current estimates of total contract revenue and contract cost indicate a loss. Estimated contract costs include any and all costs appropriately allocable to the contract. The provision for these contract losses will be the excess of estimated contract costs over estimated contract revenues. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract change orders, penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Costs and profit in excess of amounts billed are classified as current assets and billings in excess of cost and profit are classified as current liabilities.

The Company leases modular buildings to certain customers and accounts for these transactions as operating or sales-type leases. These leases have terms of up to 36 months and are collateralized by a security interest in the related modular building. On sales-type leases, the lessee has a bargain purchase option available at the end of the lease term. A minimum lease receivable is recorded net of unearned interest income and profit on sale at the time the building is substantially complete. Profit related to the sale of the building is recorded upon fulfillment of the Company’s obligation to the lessee. On operating leases, the Company recognizes rent when the lessee has all the rights and benefits of ownership of the asset.

(l)	Research and Development

Research and development costs are expensed when incurred. Such costs approximated $178,000 and $183,000 for the 2018 and 2017 fiscal years, respectively.

(m)	Advertising

Advertising costs are expensed when incurred. Such costs approximated $312,000 and $356,000 for the 2018 and 2017 fiscal years, respectively.

(n)	Net Income (Loss) Per Share of Common Stock

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

Basic and diluted (loss) per common share have been computed based on the following as of November 30, 2018 and 2017:

	For the Twelve Months Ended
	November 30, 2018	November 30, 2017
Numerator for basic and diluted (loss) per share of common stock:

Net (loss) from continuing operations	$(3,336,049)	$(1,369,359)
Net (loss) from discontinued operations	(50,853)	(267,722)
Net (loss)	$(3,386,902)	$(1,637,081)

Denominator:
For basic net (loss) per share - weighted average shares of common stock outstanding	4,202,836	4,151,406
Effect of dilutive stock options	-	-
For diluted net (loss) per share - weighted average shares of common stock outstanding	4,202,836	4,151,406

Net (loss) per share - basic:
Continuing operations	$(0.80)	$(0.33)
Discontinued operations	$(0.01)	$(0.06)
Net (loss) per share	$(0.81)	$(0.39)

Net (loss) per share - diluted:
Continuing operations	$(0.80)	$(0.33)
Discontinued operations	$(0.01)	$(0.06)
Net (loss) per share	$(0.81)	$(0.39)

(p)	Stock Based Compensation

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

Management has made a number of estimates and assumptions related to the reported amount of assets and liabilities, reported amount of revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

Income Taxes

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740)”, to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. ASU No. 2015-17 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2017. During the first quarter of fiscal 2017, the Company elected to prospectively adopt ASU 2015-17, thus reclassifying current deferred tax assets to noncurrent on the accompanying consolidated balance sheet. The prior reporting period was not retrospectively adjusted. The Company chose early adoption for this guidance, as its impact was expected not to be material, and it will allow the Company to focus more of its efforts on preparing for the adoption of more complex guidance. The adoption of this guidance had no impact on the Company’s consolidated statements of operations and comprehensive income.

Accounting Pronouncements Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which supersedes the guidance in “Revenue Recognition (Topic 605).” The core principle of ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and is to be applied retrospectively, with early application not permitted. The Company will adopt ASU 2014-09 for its 2019 fiscal year, including interim periods with that reporting period.

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

The Company, upon adoption of ASU 2014-09, will increase the amount of required disclosures, including but not limited to:

•   Disaggregation of revenue that depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors;

•   The opening and closing balances of receivables, contract assets, and contract liabilities from contracts with customers, if not otherwise separately presented or disclosed;

•   Revenue recognized in the reporting period that was included in the contract liability balance at the beginning of the period;

•   Information about performance obligations in contracts with customers; and

•   Judgments that significantly affect the determination of the amount and timing of revenue from contracts with customers, including the timing satisfaction of performance obligation, and the transaction price and the amounts allocated to performance obligations.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for all leases with terms of twelve months or greater. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company will adopt this guidance for its 2020 fiscal year, including interim periods within that reporting period. The Company has a moderate amount of leasing activity and is currently evaluating the impact of this guidance on its consolidated financial statements.

(2)	Discontinued Operations

Effective October 31, 2016, the Company discontinued the operations of its Pressurized Vessels segment in order to focus its efforts and resources on the business segments that have historically been more successful and that are expected to present greater opportunities for meaningful long-term shareholder returns.

In January 2018, the Company accepted an offer on the real estate assets of its Pressurized Vessels segment for $1,500,000, which was below the carrying value of the real estate assets at that time. Based on these facts the Company recorded an impairment of the real estate assets of approximately $289,000 for the 2017 fiscal year, which reduced the value to $1,425,000, which is the value the Company expected to receive after commissions on the sale of these real estate assets. On March 29, 2018, the remaining assets of the Pressurized Vessels segment, consisting of these real estate assets, were disposed of at a selling price of $1,500,000.

As the Pressurized Vessels segment was a unique business unit of the Company, its liquidation was a strategic shift. In accordance with ASC Topic 360, the Company has classified the Pressurized Vessels segment as discontinued operations for all periods presented.

Income from discontinued operations, before income taxes, in the accompanying consolidated statements of operations is comprised of the following:

	Twelve Months Ended
	November 30, 2018	November 30, 2017
Revenue from external customers	$-	$-
Gross profit	-	-
Total operating expense	51,133	357,709
(Loss) from operations	(51,133)	(357,709)
(Loss) before tax	(67,177)	(400,739)

The components of discontinued operations in the accompanying consolidated balance sheets are as follows:

	November 30, 2018	November 30, 2017
Cash	$-	$2,454
Property, plant, and equipment, net	-	1,425,000
Assets of discontinued operations	$-	$1,427,454

Accrued expenses	$-	$49,931
Notes payable	-	599,584
Liabilities of discontinued operations	$-	$649,515

(3)	Allowance for Doubtful Accounts

A summary of the Company’s activity in the allowance for doubtful accounts is as follows:

	For the Twelve Months Ended
	November 30, 2018	November 30, 2017
Balance, beginning	$32,298	$22,746
Provision charged to expense	2,242	11,187
Less amounts charged-off	(9,440)	(1,635)
Balance, ending	$25,100	$32,298

(4)	Inventories

Major classes of inventory are:

	November 30, 2018	November 30, 2017
Raw materials	$7,825,278	$8,731,985
Work in process	272,302	460,687
Finished goods	5,051,330	5,395,353
Total Gross Inventory	$13,148,910	$14,588,025
Less: Reserves	(2,891,808)	(2,621,303)
Net Inventory	$10,257,102	$11,966,722

(5)	Contracts in Progress

Amounts included in the consolidated financial statements related to uncompleted contracts are as follows:

	Cost and Profit in	Billings in Excess of
	Excess of Billings	Costs and Profit
November 30, 2018
Costs	$190,861	$99,782
Estimated earnings	54,721	121,115
	245,582	220,897
Less: amounts billed	(146,295)	(405,911)
	$99,287	$(185,014)

November 30, 2017
Costs	$105,639	$612,370
Estimated earnings	34,611	173,764
	140,250	786,134
Less: amounts billed	(75,104)	(834,345)
	$65,146	$(48,211)

The amounts billed on these long-term contracts are due 30 days from invoice date. All amounts billed are expected to be collected within the next 12 months. Retainage was $8,405 and $37,052 as of November 30, 2018 and 2017, respectively.

(6)	Property, Plant, and Equipment

Major classes of property, plant, and equipment used in continuing operations are:

	November 30, 2018	November 30, 2017
Land	$220,503	$220,503
Buildings and improvements	6,985,273	6,966,550
Construction in progress	35,669	14,798
Manufacturing machinery and equipment	11,062,856	10,932,085
Trucks and automobiles	491,822	428,774
Furniture and fixtures	121,646	113,956
	18,917,769	18,676,666
Less accumulated depreciation	(13,270,284)	(12,729,709)
Property, plant and equipment	$5,647,485	$5,946,957

Depreciation and amortization expense for continuing operations totaled $960,606 and $702,349 for the 2018 and 2017 fiscal years, respectively.

(7)	Assets Held for Lease

Major components of assets held for lease are:

	November 30, 2018	November 30, 2017
West Union Facility	$878,079	$1,118,330
Modular Buildings	992,046	98,834
	$1,870,125	$1,217,164

During the third quarter of the 2018 fiscal year, the Company discovered mold in its West Union facility. The Company incurred $235,000 of expense for mold remediation in the 2018 fiscal year. The Company also scrapped approximately $67,000 of inventory related to mold remediation. Both the remediation cost and inventory scrap have been included in other income (expense) on the consolidated statements of operations. At November 30, 2018 the Company was leasing 20,000 square feet of the West Union facility to third parties for storage purposes. On December 14, 2018, this facility and remaining assets was sold for $900,000. The Company recognized approximately $216,000 related to the impairment of this asset in the 2018 fiscal year, which was attributable to the selling price less commissions.

The Company’s Modular Buildings segment enters into leasing arrangements with customers from time-to-time. The Company had seven small leased buildings at November 30, 2018 compared to one at November 30, 2017.

Rents recognized from assets held for lease included in sales on the consolidated statements of operations during the 2018 fiscal year were $374,000 compared to $161,000 in the 2017 fiscal year. Rents recognized from assets held for lease included in other income (expense) on the consolidated statements of operations during the 2018 fiscal year were $44,000 compared to $234,000 in the 2017 fiscal year.

Future minimum lease receipts from assets held for lease are as follows:

Year Ending November 30,	Amount
2019	443,294
2020	90,411
Total	533,705

(8)	Accrued Expenses

Major components of accrued expenses are:

	November 30, 2018	November 30, 2017
Salaries, wages, and commissions	$448,737	$584,768
Accrued warranty expense	96,786	68,451
Other	347,761	328,339
	$893,284	$981,558

(9)	Product Warranty

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

Changes in the Company’s product warranty liability included in “accrued expenses” for the 2018 and 2017 fiscal years are as follows:

	For the Twelve Months Ended
	November 30, 2018	November 30, 2017
Balance, beginning	$68,451	$134,373
Settlements / adjustments	(233,316)	(276,667)
Warranties issued	261,651	210,745
Balance, ending	$96,786	$68,451

(10)	Loan and Credit Agreements

The Company maintains a revolving line of credit and a term loan with Bank Midwest as well as a term loan with The First National Bank of West Union, and previously maintained a second term loan with Bank Midwest.

Bank Midwest Revolving Line of Credit and Term Loans

On September 28, 2017, the Company entered into a credit facility with Bank Midwest, which superseded and replaced in its entirety the Company’s previous credit facility with U.S. Bank. The Bank Midwest credit facility initially consisted of a $5,000,000 revolving line of credit, a $2,600,000 term loan due October 1, 2037, and a $600,000 term loan due October 1, 2019. The proceeds of the line of credit and the term loans were used to refinance all debt previously held by U.S. Bank in the amount of approximately $6,562,030, which consisted of $6,528,223 in unpaid principal and approximately $33,807 in accrued and unpaid interest and fees. The line of credit is being used for working capital purposes. On March 29, 2018, the Company paid in full the $600,000 term loan due October 1, 2019 using proceeds from the sale of the Company’s Dubuque, Iowa property. The payment consisted of $596,563 in principal and $2,328 in interest.

On November 30, 2018, the balance of the line of credit was $3,505,530 with $1,494,470 remaining available, limited by the borrowing base calculation. The line of credit borrowing base is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of inventory, less any outstanding loan balance on the line of credit. At November 30, 2018, the line of credit was not limited by the borrowing base calculation. Any unpaid principal amount borrowed on the line of credit accrues interest at a floating rate per annum equal to 1.00% above the Wall Street Journal rate published from time to time in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 6.50% per annum. The line of credit was renewed on March 30, 2018. The line of credit is payable upon demand by Bank Midwest, and monthly interest-only payments are required. If no earlier demand is made, the unpaid principal and accrued interest is due on March 30, 2019.

The $2,600,000 term loan accrues interest at a rate of 5.00% for the first sixty months. Thereafter, this loan will accrue interest at a floating rate per annum equal to 0.75% above the Wall Street Journal rate published from time to time in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.15% per annum and the interest rate may only be adjusted by Bank Midwest once every five years. Monthly payments of $17,271 for principal and interest are required. This loan is also guaranteed by the United States Department of Agriculture (“USDA”), which required an upfront guarantee fee of $62,400 and an annual fee of 0.5% of the unpaid balance. As part of the USDA guarantee requirements, shareholders owning more than 20% are required to personally guarantee a portion of the loan as well, in an amount equal to their stock ownership percentage. J. Ward McConnell Jr., the Vice Chairman of the Board of Directors and a shareholder owning more than 20% of the Company’s outstanding stock, is guaranteeing approximately 38% of this loan, for an annual fee of 2% of the personally guaranteed amount. The initial guarantee fee will be amortized over the life of the loan, and the annual fees and personally guaranteed amounts are expensed monthly. Prior to repayment, the $600,000 term loan accrued interest at a rate of 5.00%, and monthly payments of $3,249 for principal and interest were required.

Each of the line of credit and the $2,600,000 term loan are governed by the terms of a separate Promissory Note, dated September 28, 2017, entered into between the Company and Bank Midwest. The $600,000 term loan was also governed by the terms of a separate Promissory Note, dated September 28, 2017, entered into between the Company and Bank Midwest.

In connection with the line of credit, the Company, Art’s-Way Scientific Inc. and Ohio Metal Working Products/Art’s-Way Inc. each entered into a Commercial Security Agreement with Bank Midwest, dated September 28, 2017, pursuant to which each granted to Bank Midwest a first priority security interest in certain inventory, equipment, accounts, chattel paper, instruments, letters of credit and other assets to secure the obligations of the Company under the line of credit. Each of Art’s-Way Scientific Inc. and Ohio Metal Working Products/Art’s-Way Inc. also agreed to guarantee the obligations of the Company pursuant to the line of credit, as set forth in Commercial Guaranties, each dated September 28, 2017.

To further secure the line of credit, the Company granted Bank Midwest a second mortgage on its West Union, Iowa property and Ohio Metal Working Products/Art’s-Way Inc. granted Bank Midwest a mortgage on its property located in Canton, Ohio. The mortgage on the West Union property was released in conjunction with the sale of that property in December 2018. The $2,600,000 term loan is secured by a mortgage on the Company’s Armstrong, Iowa and Monona, Iowa properties, and the $600,000 term loan was secured by a mortgage on the Company’s Dubuque, Iowa property. The mortgage on the Dubuque property was released in conjunction with the sale of that property in March 2018. Each mortgage is governed by the terms of a separate Mortgage, dated September 28, 2017, and each property is also subject to a separate Assignment of Rents, dated September 28, 2017.

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

Bank Midwest Loan Covenants

Compliance with Bank Midwest covenants is measured annually at November 30. The terms of the Bank Midwest loan agreements require the Company to maintain a minimum working capital ratio of 1.75, while maintaining a minimum of $5,100,000 of working capital. Additionally, a maximum debt to worth ratio of 1 to 1 must be maintained, with a minimum of 40% tangible balance sheet equity, with variations subject to mutual agreement. The Company is also required to maintain a minimum debt service coverage ratio of 1.25, with a 0.10 tolerance. The Company was in compliance with all covenants as of November 30, 2018 other than the debt service coverage ratio. Bank Midwest issued a waiver forgiving the noncompliance, and no event of default has occurred. The next measurement date is November 30, 2019. The Company is also required to provide audited financial statements within 120 days of its fiscal year end.

Iowa Finance Authority Term Loan and Covenants

On May 1, 2010, the Company obtained a loan to finance the purchase of an additional facility located in West Union, Iowa to be used as a distribution center, warehouse facility, and manufacturing plant for certain products under the Art’s-Way brand. The funds for this loan were made available by the Iowa Finance Authority by the issuance of tax exempt bonds. This loan had an original principal amount of $1,300,000, an interest rate of 3.5% per annum and a maturity date of June 1, 2020. On February 1, 2013, the interest rate was decreased to 2.75% per annum. The other terms of the loan remained unchanged.

This loan from the Iowa Finance Authority, which was assigned to The First National Bank of West Union (n/k/a Bank 1st), was governed by a Manufacturing Facility Revenue Note dated May 28, 2010 as amended February 1, 2013 and a Loan Agreement dated May 1, 2010 and a First Amendment to Loan Agreement dated February 1, 2013 (collectively, “the IFA Loan Agreement”), which required the Company to provide quarterly internally prepared financial reports and year-end audited financial statements and to maintain a minimum debt service coverage ratio of 1.5 to 1.0, which is measured at November 30 of each year. Among other covenants, the IFA Loan Agreement also required the Company to maintain proper insurance on, and maintain in good repair, the West Union Facility, and continue to conduct business and remain duly qualified to do business in the State of Iowa. The loan was secured by a mortgage on the Company’s West Union Facility, pursuant to a Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated May 1, 2010 between the Company and The First National Bank of West Union.

The Company was in compliance with all covenants except for the debt service coverage ratio covenant as measured on November 30, 2018. On December 14, 2018 this loan was paid off with the sale of the West Union facility rendering a waiver unnecessary.

U.S. Bank Credit Facility

The Company previously maintained a revolving line of credit and term loans with U.S. Bank. The material terms of the U.S. Bank credit facility were most recently disclosed in the Company’s Form 10-Q for the quarter ended August 31, 2017, in Note 8 “Loan and Credit Agreements” to the financial statements in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” to such report. On September 28, 2017, the Company repaid its U.S. Bank debt in full in connection with its credit facility with Bank Midwest, as discussed above.

A summary of the Company’s term debt is as follows:

	November 30, 2018	November 30, 2017
Bank Midwest loan payable in monthly installments of $17,271 including interest at 5.00%, due October 1, 2037	$2,517,510	$2,595,007
Bank Midwest loan payable in monthly installments of $3,249 including interest at 5.00%, due October 1, 2019	-	599,584
Iowa Finance Authority loan payable in monthly installments of $12,500 including interest at 2.75%, due June 1, 2020	232,967	374,900
Total term debt	$2,750,477	$3,569,491
Less current portion of term debt	227,459	221,230
Term debt of discontinued operations	-	599,584
Term debt, excluding current portion	$2,523,018	$2,748,677

A summary of the minimum maturities of term debt follows for the years ending November 30:

Year:	Amount
2019	$227,459
2020	172,426
2021	90,179
2022	94,858
2023	99,781
2024 and thereafter	2,065,774
Total term debt	$2,750,477

(11)	Related Party Transactions

During the 2018 and 2017 fiscal years, the Company did not recognize any revenues with a related party, and no amounts in accounts receivable balances were due from a related party. From time to time, the Company purchases various supplies from related parties, which are companies owned by J. Ward McConnell, Jr., our Vice Chairman of the Board of Directors. Also, J. Ward McConnell, Jr. as a shareholder owning more than 20% of the Company’s outstanding stock, was required to guarantee a portion of the Company’s term debt in accordance with the USDA guarantee on the Company’s term loan. Mr. McConnell is paid a monthly fee for his guarantee. In the 2018 fiscal year, the Company recognized $25,773 of expense with related parties, compared to $8,281 in 2017. As of November 30, 2018, accrued expenses contained a balance of $1,568 owed to a related party compared to $1,621 on November 30, 2017.

(12)	Sales-Type Leases

The components related to sales-type leases at November 30, 2018 are as follows:

November 30, 2018
Minimum lease receivable, current	$159,500
Unearned interest income, current	(36,445)
Net investment in sales-type leases, current	$123,055

Minimum lease receivable, long-term	$168,277
Unearned interest income, long-term	(14,490)
Net investment in sales-type leases, long-term	$153,787

Gross revenue recognized in sales from continuing operations on the consolidated statements of operations from commencement of sales-type leases for the 2018 fiscal year was $426,542. There was no activity related to sales-type leases for the 2017 fiscal year.

Future minimum lease receipts from sales-type leases are as follows:

Year Ending November 30,	Amount
2019	$159,500
2020	162,425
2021	5,852
Total	$327,777

(13)	Employee Benefit Plans

The Company sponsors a defined contribution 401(k) savings plan which covers substantially all full-time employees who meet eligibility requirements. Participating employees may contribute as salary reductions any amount of their compensation up to the limit prescribed by the Internal Revenue Code. The Company makes a 25% matching contribution to employees contributing a minimum of 4% of their compensation, up to 1% of eligible compensation. The Company recognized an expense of $31,980 and $34,523 related to this plan during the 2018 and 2017 fiscal years, respectively.

(14)	Equity Incentive Plan

On November 30, 2018, the Company had one equity incentive plan, the 2011 Plan, which is described below. The compensation cost charged against income was $197,243 and $113,039 for the 2018 and 2017 fiscal years, respectively, for all awards granted under the 2011 Plan during such years. The total income tax deductions for share-based compensation arrangements were $157,529 and $68,886 for the 2018 and 2017 fiscal years, respectively. No compensation cost was capitalized as part of inventory or fixed assets.

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

The 2011 Plan permits the plan administrator to award nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance awards, and stock appreciation rights to employees (including officers), directors, and consultants. The Board of Directors has approved a director compensation policy pursuant to which non-employee directors are automatically granted restricted stock awards of 1,000 shares of fully-vested common stock annually upon their election to the Board and another 1,000 shares of fully-vested common stock on the last business day of each fiscal quarter. Additionally, directors can elect to receive their board compensation as restricted stock. During the 2018 fiscal year, restricted stock awards of 51,200 shares were issued to various employees, directors, and consultants, which vest over the next three years, and restricted stock awards of 37,098 shares were issued to directors as part of the compensation policy, which vested immediately upon grant. During the 2018 fiscal year, 22,000 shares of restricted stock were forfeited upon the departure of certain employees.

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

	2018	2017
Expected Volatility	-	-
Expected Dividend Yield	-	-
Expected Term (in years)	-	-
Risk-Free Rate	-	-

The following is a summary of activity under the plans as of November 30, 2018 and 2017, and changes during the years then ended:

2018 Option Activity

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options Outstanding at the Beginning of the Period	96,000	$7.77
Granted	-	-
Exercised	-	-		-
Options Expired or Forfeited	(37,000)	10.37
Options Outstanding at the End of the Period	59,000	6.07	3.86	-
Options Exercisable at the End of the Period	59,000	6.07	3.86	-

2017 Option Activity

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options Outstanding at the Beginning of the Period	143,500	$8.78
Granted	-	-
Exercised	-	-		-
Options Expired or Forfeited	(47,500)	10.84
Options Outstanding at the End of the Period	96,000	7.77	3.55	-
Options Exercisable at the End of the Period	96,000	7.77	3.55	-

No options were granted during the 2018 or 2017 fiscal years. As of both November 30, 2018 and November 30, 2017, there were no non-vested options. As of November 30, 2018, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements under the plan related to stock options.

No options vested during the 2018 or 2017 fiscal years.

The Company received no cash from the exercise of options during the 2018 or 2017 fiscal years.

During the 2018 fiscal year, the Company issued 88,298 shares of restricted stock, 26,150 shares of restricted stock became unrestricted and 22,000 shares of restricted stock forfeited. During the 2017 fiscal year, the Company issued 53,700 shares of restricted stock, 22,550 shares of restricted stock became unrestricted and 4,000 shares of restricted stock were forfeited.

(15)	Income Taxes

Total income tax expense (benefit) for the 2018 and 2017 fiscal years consists of the following:

	November 30, 2018	November 30, 2017
Current Expense (benefit)	$127,673	$15,360
Deferred expense (benefit)	(654,413)	(572,175)
	$(526,740)	$(556,815)

The reconciliation of the statutory Federal income tax rate is as follows:

	November 30, 2018	November 30, 2017
Statutory federal income tax rate	21.0%	34.0%
Valuation allowance on foreign net operating loss	(1.4)	(7.8)
Revaluation of deferred tax asset	(7.6)	-
Permanent Differences and Other	1.5	(0.7)
	13.5%	25.5%

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at November 30, 2018 and 2017 are presented below:

	November 30
	2018	2017
Current deferred tax assets (liabilities):
Accrued expenses	$59,000	$95,000
Inventory capitalization	73,000	33,000
Net operating loss and tax credit carryforward	826,000	586,000
Asset reserves	609,000	746,000
Total current deferred tax assets	$1,567,000	$1,460,000
Non-current deferred tax assets
Property, plant, and equipment	$(135,000)	$(559,000)
Total non-current deferred tax assets (liabilities)	$(135,000)	$(559,000)
Net deferred taxes	$1,432,000	$901,000

Based on the Company’s adoption of ASU 2015-17, Income Taxes, the Company has prospectively classified the 2018 and 2017 net deferred tax assets as a noncurrent asset in the accompanying financial statements.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company’s net operating loss amounting to approximately $3,300,000 and tax credit carryforward amounting to approximately $124,000 for its U.S. operations expire on November 30, 2036, 2037 and 2038. Management believes that the Company will be able to utilize the U.S. net operating losses and credits before their expiration.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was enacted, which reduced the top corporate income tax rate from 35% to 21%. The Company has assessed the impact of the law on its reported assets, liabilities, and results of operations, and believes that, going forward, the overall rate reduction will have a positive impact on the Company’s net earnings in the long run. However, during the first quarter of the 2018 fiscal year, the Company substantially reduced its net deferred tax asset using the new lower rates. Based on the Company’s recorded deferred tax asset at November 30, 2017, the Company reduced the deferred tax asset by approximately $298,000, which was recorded as an adjustment to our tax provision in the first quarter of the 2018 fiscal year.

(16)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At November 30, 2018, and November 30, 2017, the carrying amount approximated fair value for cash, accounts receivable, net investment in sale-type leases, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts approximate fair value because of the short maturity of these instruments. The fair value of the net investment in sales-type leases also approximates recorded value as that is based on discounting future cash flows at rates implicit in the lease. The rates implicit in the lease do not materially differ from current market rates. The fair value of the Company’s installment term loans payable also approximates recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

(17)        Litigation and Contingencies

Various legal actions and claims that arise in the normal course of business are pending against the Company. In the opinion of management adequate provisions have been made in the accompanying financial statements for all pending legal actions and other claims.

(18)	Segment Information

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

Approximate financial information with respect to the reportable segments is as follows. The tables below exclude income and balance sheet data from discontinued operations. See Note 2 above, “Discontinued Operations.”

	Twelve Months Ended November 30, 2018
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$14,344,000	$3,109,000	$2,274,000	$19,727,000
(Loss) from operations	(2,462,000)	(566,000)	(67,000)	(3,095,000)
(Loss) before tax	(3,206,000)	(530,000)	(110,000)	(3,846,000)
Total assets	15,458,000	3,401,000	2,466,000	21,325,000
Capital expenditures	321,000	439,000	4,000	764,000
Depreciation & amortization	516,000	317,000	128,000	961,000

	Twelve Months Ended November 30, 2017
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$15,407,000	$2,700,000	$2,608,000	$20,715,000
(Loss) from operations	(1,381,000)	(313,000)	(28,000)	(1,722,000)
(Loss) before tax	(1,371,000)	(349,000)	(73,000)	(1,793,000)
Total assets	17,237,000	3,108,000	2,607,000	22,952,000
Capital expenditures	303,000	121,000	90,000	514,000
Depreciation & amortization	506,000	69,000	127,000	702,000

(19)	Subsequent Events

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements other than those previously described in Note 7 above, “Assets Held for Lease” relating to the sale of the West Union facility and the payment of the related loan from the Iowa Finance Authority described in Note 10 above, “Loan and Credit Agreements.”

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The person serving as our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period subject to this report. Based on this evaluation, the person serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed by us in the periodic and current reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified by the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, including the person serving as our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of November 30, 2018.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. Directors, Executive Officers and corporate governance.

The information required by Item 10 is incorporated by reference to the sections entitled “Questions and Answers about the 2019 Annual Meeting and Voting,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” and “Executive Officers” in our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to the sections entitled “Executive Compensation” and “Director Compensation” in our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Principal Stockholders,” “Security Ownership of Directors and Management” and “Equity Compensation Plan Information” in our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and director independence.

The information required by Item 13 is incorporated by reference to the sections entitled “Corporate Governance” and “Certain Transactions and Business Relationships” in our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the section entitled “Independent Registered Public Accountant Firm” in our definitive proxy statement relating to our 2019 Annual Meeting of Stockholders.

PART IV

Item 15.        Exhibits, FINANCIAL STATEMENT SCHEDULES.

(A)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Eide Bailly, LLP on Consolidated Financial Statements as of November 30, 2018 and 2017

Consolidated Balance Sheets as of November 30, 2018 and 2017

Consolidated Statements of Operations for each of the years ended November 30, 2018 and 2017

Consolidated Statements of Comprehensive Income for each of the years ended November 30, 2018 and 2017

Consolidated Statements of Stockholders’ Equity for each of the years ended November 30, 2018 and 2017

Consolidated Statements of Cash Flows for each of the years ended November 30, 2018 and 2017

Notes to Consolidated Financial Statements

(B) Financial Statement Schedules.

Not applicable.

(C) Exhibits.

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

10.4*	Director Compensation Policy – incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2018.
10.5*	Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 3, 2011.

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

10.12*

Consulting Agreement, by and between the Company and Amber Murra, dated May 18, 2018, effective June 1, 2018 - incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 31, 2018.

10.13

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

10.16

Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated March 30, 2018 – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2018.

10.17

Commercial Guaranty, by Ohio Metal Working Products/Art’s-Way Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.18	Commercial Guaranty, by Art’s-Way Scientific Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 29, 2017.
10.19

Commercial Security Agreement, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.20

Commercial Security Agreement, between Bank Midwest and Ohio Metal Working Products/Art’s-Way Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.21

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

10.24

Modification of Mortgage (3620 Progress Street ND, Canton, OH 44705), by Ohio Metal Working Products/Art’s-Way Inc., dated March 30, 2018 – incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2018.

10.25

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
101

The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) Notes to the Consolidated Financial Statements.

(*) Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date: February 5, 2019	/s/ Carrie L. Gunnerson
Carrie L. Gunnerson, President, Chief Executive Officer and Interim Chief Financial Officer

POWER OF ATTORNEY

Each person whose signature appears below appoints CARRIE L. GUNNERSON his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 5, 2019	/s/ Carrie L. Gunnerson
Carrie L. Gunnerson, President, Chief Executive Officer and Interim Chief Financial Officer

Date: February 5, 2019	/s/ Michael W. Woods
Michael W. Woods, Vice President of Finance (principal accounting officer)

Date: February 5, 2019	/s/ Marc H. McConnell
Marc H. McConnell, Chairman, Director

Date: February 5, 2019	/s/ J. Ward McConnell, Jr.
J. Ward McConnell, Jr., Vice Chairman, Director

Date: February 5, 2019	/s/ Joseph R. Dancy
Joseph R. Dancy, Director

Date: February 5, 2019	/s/ Thomas E. Buffamante
Thomas E. Buffamante, Director

Date: February 5, 2019	/s/ David R. Castle
David R. Castle, Director

Date: February 5, 2019	/s/ David A. White
David A. White, Director