Form 10-Q
period 2019-02-28
ARTS WAY MANUFACTURING CO INC
filed 2019-04-09
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2019

or

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

Number of common shares outstanding as of April 5, 2019: 4,281,924

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	February 28, 2019	November 30, 2018
Assets
Current assets:
Cash	$3,245	$3,512
Accounts receivable-customers, net of allowance for doubtful accounts of $33,530 and $25,100 in 2019 and 2018, respectively	1,662,072	1,537,113
Inventories, net	10,208,685	10,257,102
Cost and profit in excess of billings	379,666	99,287
Net investment in sales-type leases, current	147,494	123,055
Other current assets	302,207	125,089
Total current assets	12,703,369	12,145,158
Property, plant, and equipment, net	5,514,211	5,647,485
Assets held for lease, net	890,082	1,870,125
Deferred income taxes	1,603,218	1,432,422
Net investment in sales-type leases, long-term	116,557	153,787
Other assets	75,171	76,497
Total assets	$20,902,608	$21,325,474
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$794,491	$802,062
Customer deposits	714,800	145,632
Billings in Excess of Cost and Profit	2,873	185,014
Income taxes payable	2,029	6,400
Accrued expenses	763,236	893,284
Line of credit	3,641,530	3,505,530
Current portion of long-term debt	82,563	227,459
Total current liabilities	6,001,522	5,765,381
Long-term liabilities
Long-term debt, excluding current portion	2,415,217	2,523,018
Total liabilities	8,416,739	8,288,399
Commitments and Contingencies (Notes 9 and 10)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2019 and 2018; issued 0 shares in 2019 and 2018.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2019 and 2018; issued 4,296,703 in 2019 and 4,225,050 in 2018	42,967	42,250
Additional paid-in capital	3,120,461	3,055,632
Retained earnings	9,360,996	9,966,928
Treasury stock, at cost (14,779 in 2019 and 9,286 in 2018 shares)	(38,555)	(27,735)
Total stockholders’ equity	12,485,869	13,037,075
Total liabilities and stockholders’ equity	$20,902,608	$21,325,474

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	February 28, 2019	February 28, 2018
Sales	$4,124,226	$5,365,536
Cost of goods sold	3,519,382	4,245,729
Gross profit	604,844	1,119,807
Expenses:
Engineering	147,214	129,064
Selling	343,349	450,961
General and administrative	836,906	848,503
Total expenses	1,327,469	1,428,528
Income (Loss) from operations	(722,625)	(308,721)
Other income (expense):
Interest expense	(85,039)	(69,676)
Other	26,824	72,572
Total other income (expense)	(58,215)	2,896
Income (Loss) from continuing operations before income taxes	(780,840)	(305,825)
Income tax expense (benefit)	(174,908)	221,573
Income (Loss) from continuing operations	(605,932)	(527,398)
Discontinued Operations
Income (loss) from operations of discontinued segment	-	(51,590)
Income tax expense (benefit)	-	(12,536)
Income (Loss) on discontinued operations	-	(39,054)
Net Income (Loss)	(605,932)	(566,452)

Earnings (Loss) per share - Basic:
Continuing Operations	$(0.14)	$(0.13)
Discontinued Operations	$-	$(0.01)
Net Income (Loss) per share	$(0.14)	$(0.14)

Earnings (Loss) per share - Diluted:
Continuing Operations	$(0.14)	$(0.13)
Discontinued Operations	$-	$(0.01)
Net Income (Loss) per share	$(0.14)	$(0.14)

Weighted average outstanding shares used to compute basic net income per share	4,243,707	4,170,818
Weighted average outstanding shares used to compute diluted net income per share	4,243,707	4,170,818

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	February 28, 2019	February 28, 2018
Net Income (Loss)	$(605,932)	$(566,452)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	-	(6,698)
Total Other Comprehensive Income (Loss)	-	(6,698)
Comprehensive (Loss)	$(605,932)	$(573,150)

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Stockholders' Equity
Three Months Ended February 28, 2019 and 2018
(Unaudited)

	Common Stock		Additional		Other Comprensive	Treasury Stock
	Number of		paid-in	Retained	Income	Number of
	shares	Par value	capital	earnings	(Loss)	shares	Amount	Total

Balance, November 30, 2017	4,158,752	$41,587	$2,859,052	$13,353,830	$(257,010)	1,954	$(6,425)	$15,991,034
Stock based compensation	51,000	510	49,048	-	-	7,332	(21,310)	28,248
Foreign Currency Translation Adjustment	-	-	-	-	(6,698)	-	-	(6,698)
Release of cumulative translation adjustment due to substantial liquidation of a foreign entity	-	-	-	-	-	-	-	-
Net (loss)	-	-	-	(566,452)	-	-	-	(566,452)
Balance, February 28, 2018	4,209,752	42,097	2,908,100	12,787,378	(263,708)	9,286	(27,735)	15,446,132

	Common Stock		Additional		Other Comprensive	Treasury Stock
	Number of		paid-in	Retained	Income	Number of
	shares	Par value	capital	earnings	(Loss)	shares	Amount	Total

Balance, November 30, 2018	4,225,050	$42,250	$3,055,632	$9,966,928	$-	9,286	$(27,735)	$13,037,075
Stock based compensation	71,653	717	64,829	-	-	5,493	(10,820)	54,726
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-
Release of cumulative translation adjustment due to substantial liquidation of a foreign entity	-	-	-	-	-	-	-	-
Net (loss)	-	-	-	(605,932)	-	-	-	(605,932)
Balance, February 28, 2019	4,296,703	42,967	3,120,461	9,360,996	-	14,779	(38,555)	12,485,869

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	February 28, 2019	February 28, 2018
Cash flows from operations:
Net (loss) from continuing operations	$(605,932)	$(527,398)
Net income (loss) from discontinued operations	-	(39,054)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Stock based compensation	65,546	49,558
Unrealized foreign currency loss	-	(6,698)
Gain on disposal of property, plant, and equipment	(15,086)	(8,896)
Depreciation and amortization expense	289,072	189,654
Bad debt expense (recovery)	8,026	(16,002)
Deferred income taxes	(170,796)	207,645
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(132,985)	99,194
Inventories	48,417	898,217
Net investment in sales-type leases	12,791	(375,455)
Other assets	(177,118)	(150,301)
Increase (decrease) in:
Accounts payable	(7,571)	255,821
Contracts in progress, net	(462,520)	26,065
Customer deposits	569,168	22,272
Income taxes payable	(4,371)	-
Accrued expenses	(130,048)	(117,269)
Net cash provided by (used in) operating activities - continuing operations	(713,407)	546,407
Net cash (used in) operating activities - discontinued operations	-	(51,509)
Net cash provided by (used in) operating activities	(713,407)	494,898
Cash flows from investing activities:
Purchases of property, plant, and equipment	(53,056)	(64,401)
Net proceeds from sale of assets	893,713	29,316
Net cash provided by (used in) investing activities	840,657	(35,085)
Cash flows from financing activities:
Net change in line of credit	136,000	(502,000)
Repayment of term debt	(252,697)	(53,827)
Repurchases of common stock	(10,820)	(21,310)
Net cash (used in) financing activities - continuing operations	(127,517)	(577,137)
Net cash (used in) financing activities - discontinued operations	-	(2,262)
Net cash (used in) financing activities	(127,517)	(579,399)
Net increase (decrease) in cash	(267)	(119,586)
Cash at beginning of period	3,512	212,400
Cash at end of period	$3,245	$92,814

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$81,186	$75,787
Income taxes	$260	$838

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

Unless otherwise specified, as used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Art’s-Way,” and the “Company” refer to Art’s-Way Manufacturing Co., Inc., a Delaware corporation headquartered in Armstrong, Iowa, and its wholly-owned subsidiaries.

The Company began operations as a farm equipment manufacturer in 1956. Since that time, it has become a major worldwide manufacturer of agricultural equipment. Its principal manufacturing plant is located in Armstrong, Iowa.

The Company has organized its business into three operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies. The agricultural products segment (“Manufacturing”) manufactures farm equipment under the Art’s-Way Manufacturing label and private labels. The modular buildings segment (“Scientific”) manufactures modular buildings for various uses, commonly animal containment and research laboratories, and the tools segment (“Metals”) manufactures steel cutting tools and inserts. During the third quarter of fiscal 2016, the Company discontinued its pressurized vessels segment (“Vessels”). For more information on discontinued operations, see Note 4 “Discontinued Operations.” For detailed financial information relating to segment reporting, see Note 17 “Segment Information.”

2)	Summary of Significant Account Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2018. The results of operations for the three months ended February 28, 2019 are not necessarily indicative of the results for the fiscal year ending November 30, 2019.

During the second quarter of fiscal 2018, the Company liquidated its investment in its Canadian subsidiary (“International”) by selling off remaining inventory and filing dissolution paperwork. Prior to that liquidation and dissolution, the financial books of the Company’s Canadian operations were kept in the functional currency of Canadian dollars and the financial statements were converted to U.S. Dollars for consolidation. When consolidating the financial results of the Company into U.S. Dollars for reporting purposes, the Company used the All-Current translation method. The All-Current translation method requires the balance sheet assets and liabilities to be translated to U.S. Dollars at the exchange rate as of quarter-end. Stockholders’ equity was translated at historical exchange rates and retained earnings were translated at an average exchange rate for the period. Additionally, revenue and expenses were translated at average exchange rates for the periods presented. The resulting cumulative translation adjustment was carried on the balance sheet and was recorded in stockholders’ equity. Following the liquidation and dissolution of International, the cumulative translation adjustment carried on the balance sheet was released into net income under other income (expense), and the financial statements will no longer need translation each period. Since no income tax benefit will be received from liquidation and dissolution, the cumulative translation adjustment has not been tax adjusted.

Lessor Accounting and Sales-Type Leases

Modular buildings held for short term lease by our modular buildings segment are recorded at cost. Amortization of each modular building is calculated over the useful life of the building. Estimated useful life is three to five years. Lease revenue is accounted for on a straight-line basis over the term of the related lease agreement. Lease income for modular buildings is included in sales on the consolidated statements of operations.

The Company accounts for leases of modular buildings to certain customers as sales-type leases. These leases have terms of up to 36 months and are collateralized by a security interest in the related modular building. The lessee has a bargain purchase option available at the end of the lease term. A minimum lease receivable is recorded net of unearned interest income and profit on sale at the time the Company’s obligation to the lessee is complete. Profit related to the sale of the building is recorded upon fulfillment of the Company’s obligation to the lessee.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three months ended February 28, 2019. Actual results could differ from those estimates.

Revenue Recognition

Effective December 1, 2018 we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 606, Revenue from Contracts with Customers (“ASC 606”). The Company used the modified retrospective adoption of ASC 606.  The adoption of ASC 606 had no impact on prior year or previously disclosed amounts.  In accordance with ASC 606, revenue is measured based on consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract.

The Company’s revenues primarily result from contracts with customers. The major sources of revenue for the agricultural products and tools segments are farm equipment, service parts related to farm equipment and steel cutting tools and inserts. The agricultural products and tools segments generally execute short-term contracts that contain a single performance obligation – the delivery of product to the common carrier. The Company recognizes revenue for the production and sale of farm equipment, service parts and cutting tools upon shipment of the good(s). The modular buildings segment executes contracts with customers that can be short- or long-term in nature. These contracts can have multiple performance obligations and revenue from these can be recognized over time or at a point in time depending on the nature of the contracts. Payment terms generally are short-term and vary by customer and segment. The major source of revenue for the modular buildings segment is modular building sales. Sales of modular buildings are generally recognized using input methods to measure progress towards the satisfaction of a performance obligation using the percentage of completion method. Stock modular building sales also occur and are recognized at a point in time when the performance obligation is fulfilled through substantial completion. Substantial completion is achieved through customer acceptance of the completed building.

The agricultural products segment offers variable consideration in the form of discounts depending on participation in yearly early order programs. This variable consideration is allocated to the transaction price of all products in a sales arrangement and is not contingent on future outcomes. The agricultural products segment does not offer rebates or credits. The tools segment offers quantity discounts that are allocated to the transaction price of each product once the quantity break is achieved. The tools segment does not offer rebates or credits. The modular buildings segment does not offer discounts, rebates or credits.

Warranties for the agricultural products and modular buildings segments require the Company to repair or replace defective products during the warranty period at no cost to the customer.  Product warranty is included in the price of the product to provide assurance that the product will function in accordance with agreed-upon specifications.  Warranty expense is recorded at the time of sale and does not represent a separate performance obligation under ASC 606.  The tools segment maintains a small reserve to warrant their products are free from workmanship defects.

3)	Revenue Recognition

The following table displays revenue by reportable segment from external customers, disaggregated by major source. The Company believes disaggregating by these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended February 28, 2019
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$2,092,000	$-	$-	$2,092,000
Farm equipment service parts	460,000	-	-	460,000
Steel cutting tools and inserts	-	-	484,000	484,000
Modular buildings	-	795,000	-	795,000
Modular building lease income	-	179,000	-	179,000
Other	58,000	48,000	8,000	114,000
	$2,610,000	$1,022,000	$492,000	$4,124,000

	Three Months Ended February 28, 2018
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$3,253,000	$-	$-	$3,253,000
Farm equipment service parts	586,000	-	-	586,000
Steel cutting tools and inserts	-	-	688,000	688,000
Modular buildings	-	674,000	-	674,000
Modular building lease income	-	49,000	-	49,000
Other	91,000	16,000	9,000	116,000
	$3,930,000	$739,000	$697,000	$5,366,000

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers included on the Condensed Consolidated Balance Sheets.

	February 28, 2019	November 30, 2018
Receivables	$65,000	$159,000
Assets	380,000	99,000
Liabilities	478,000	185,000

The amount of revenue recognized in the first quarter of fiscal 2019 that was included in a contract liability at November 30, 2018 was $185,013 compared to $252,769 in the first quarter of fiscal 2018.

4)	Discontinued Operations

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

As Vessels was a unique business unit of the Company, its liquidation was a strategic shift. In accordance with ASC Topic 360, the Company has classified Vessels as discontinued operations for all periods presented.

Income (loss) from discontinued operations, before tax in the accompanying Condensed Consolidated Statements of Operations is comprised of the following:

Art's Way Vessels
Three Months Ended
February 28, 2018
Revenue from external customers	$-
Gross Profit	-
Operating Expense	43,458
Income (loss) from operations	(43,458)
Income (loss) before tax	(51,590)

There were no components of discontinued operations in the accompanying Condensed Consolidated Balance Sheets as of February 28, 2019 or November 30, 2018.

5)	Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per share of common stock has been computed on the basis of the weighted average number of common shares outstanding. Diluted net income (loss) per share has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming exercise of stock options. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted net income (loss) per share.

Basic and diluted net income (loss) per share have been computed based on the following as of February 28, 2019 and February 28, 2018:

	For the Three Months Ended
	February 28, 2019	February 28, 2018
Numerator for basic and diluted net income (loss) per share:

Net income (loss) from continuing operations	$(605,932)	$(527,398)
Net income (loss) from discontinued operations	-	(39,054)
Net income (loss)	$(605,932)	$(566,452)

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	4,243,707	4,170,818
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	4,243,707	4,170,818

Net Income (Loss) per share - Basic:
Continuing Operations	$(0.14)	$(0.13)
Discontinued Operations	$-	$(0.01)
Net Income (Loss) per share	$(0.14)	$(0.14)

Net Income (Loss) per share - Diluted:
Continuing Operations	$(0.14)	$(0.13)
Discontinued Operations	$-	$(0.01)
Net Income (Loss) per share	$(0.14)	$(0.14)

6)	Inventory

Major classes of inventory are:

	February 28, 2019	November 30, 2018
Raw materials	$7,751,489	$7,825,278
Work in process	419,070	272,302
Finished goods	4,896,854	5,051,330
Gross inventory	$13,067,413	$13,148,910
Less: Reserves	(2,858,728)	(2,891,808)
Net Inventory	$10,208,685	$10,257,102

7)	Accrued Expenses

Major components of accrued expenses are:

	February 28, 2019	November 30, 2018
Salaries, wages, and commissions	$464,376	$448,737
Accrued warranty expense	25,857	96,785
Other	273,003	347,762
	$763,236	$893,284

8)	Assets Held for Lease

Major components of assets held for lease are:

	February 28, 2019	November 30, 2018
West Union facility	$-	$878,079
Modular buildings	890,082	992,046
Net assets held for lease	$890,082	$1,870,125

Rents recognized from assets held for lease included in sales on the Consolidated Statements of Operations during the first quarter of fiscal 2019 were $179,043 compared to $48,960 in 2018.  Rents recognized in sales were related to the leasing of modular buildings as a part of the normal course of business operations of the modular building segment.  Rents recognized from assets held for lease included in other income (expense) on the Consolidated Statements of Operations during the first quarter of fiscal 2019 were $2,500 compared to $38,180 in 2018.  Rents related to the West Union facility in the agricultural products segment were recognized in other income as such income was outside of the scope of this segment’s normal business operations.  The West Union facility was sold on December 14, 2018 for $900,000.

Future minimum lease receipts from assets held for lease are as follows:

Future Minimum Lease Receipts
Year Ending November 30,	Amount
2019	$263,250
2020	90,411
Total	$353,661

9)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement.  The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. Product warranty is included in the price of the product and provides assurance that the product will function in accordance with agreed-upon specifications.  It does not represent a separate performance obligation under ASC 606.  The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified.  Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 7 “Accrued Expenses.” Changes in the Company’s product warranty liability for the three months ended February 28, 2019 and February 28, 2018 are as follows:

	For the Three Months Ended
	February 28, 2019	February 28, 2018
Balance, beginning	$96,785	$68,451
Settlements / adjustments	(132,297)	(82,673)
Warranties issued	61,369	68,357
Balance, ending	$25,857	$54,135

10)	Loan and Credit Agreements

The Company maintains two revolving lines of credit and a term loan with Bank Midwest, as well as a term loan with The First National Bank of West Union. The Company previously maintained a second term loan with Bank Midwest.

Bank Midwest Revolving Lines of Credit and Term Loans

On September 28, 2017, the Company entered into a credit facility with Bank Midwest, which superseded and replaced in its entirety the Company’s previous credit facility with U.S. Bank. The Bank Midwest credit facility initially consisted of a $5,000,000 revolving line of credit (the “2017 Line of Credit”), a $2,600,000 term loan due October 1, 2037, and a $600,000 term loan due October 1, 2019. The 2017 Line of Credit is being used for working capital purposes. On March 29, 2018, the Company paid in full the $600,000 term loan due October 1, 2019 using proceeds from the sale of the Company’s Dubuque, Iowa property. The payment consisted of $596,563 in principal and $2,328 in interest.

On February 28, 2019, the balance of the 2017 Line of Credit was $3,641,530 with $1,358,470 remaining available, limited by the borrowing base calculation.  The 2017 Line of Credit borrowing base is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of inventory, less any outstanding loan balance on the 2017 Line of Credit.  At February 28, 2019, the 2017 Line of Credit was not limited by the borrowing base calculation.  Any unpaid principal amount borrowed on the 2017 Line of Credit accrues interest at a floating rate per annum equal to 1.00% above the Wall Street Journal rate published from time to time in the money rates section of the Wall Street Journal.  The interest rate floor is set at 4.25% per annum and the current interest rate is 6.50% per annum.  The 2017 Line of Credit was renewed on March 30, 2018 and again on March 30, 2019.  The 2017 Line of Credit is payable upon demand by Bank Midwest, and monthly interest-only payments are required. If no earlier demand is made, the unpaid principal and accrued interest is due on March 30, 2020.

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

On February 13, 2019, the Company opened a $4,000,000 revolving line of credit (the “2019 Line of Credit”) with Bank Midwest in connection with bonding obligations for the Company’s performance of a large modular laboratory construction project. Funds under the 2019 Line of Credit will be undisbursed to the Company and will be held by Bank Midwest in connection with an Irrevocable Letter of Credit issued by Bank Midwest for the project. The 2019 Line of Credit accrues interest at a floating rate per annum equal to 1.00% above the Wall Street Journal rate published from time to time in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 6.50% per annum. The 2019 Line of Credit is payable upon demand by Bank Midwest. If no earlier demand is made, the unpaid principal and accrued interest will be payable in one payment, due on February 13, 2020. As of February 28, 2019, the funds on the 2019 Line of Credit remain undisbursed and are held by Bank Midwest.

Each of the 2017 Line of Credit and the $2,600,000 term loan are governed by the terms of a separate Promissory Note, dated September 28, 2017, entered into between the Company and Bank Midwest. The $600,000 term loan was also governed by the terms of a separate Promissory Note, dated September 28, 2017, entered into between the Company and Bank Midwest. The 2019 Line of Credit is governed by the terms of a Promissory Note, dated February 13, 2019, entered into between the Company and Bank Midwest.

In connection with the 2017 Line of Credit, the Company, Art’s-Way Scientific Inc. and Ohio Metal Working Products/Art’s-Way Inc. each entered into a Commercial Security Agreement with Bank Midwest, dated September 28, 2017, pursuant to which each granted to Bank Midwest a first priority security interest in certain inventory, equipment, accounts, chattel paper, instruments, letters of credit and other assets to secure the obligations of the Company under the line of credit. Each of Art’s-Way Scientific Inc. and Ohio Metal Working Products/Art’s-Way Inc. also agreed to guarantee the obligations of the Company pursuant to the 2017 Line of Credit, as set forth in Commercial Guaranties, each dated September 28, 2017. The 2019 Line of Credit is also secured by these existing security documents.

To further secure the 2017 Line of Credit, the Company granted Bank Midwest a second mortgage on its West Union, Iowa property and Ohio Metal Working Products/Art’s-Way Inc. granted Bank Midwest a mortgage on its property located in Canton, Ohio. The mortgage on the West Union property was released in conjunction with the sale of that property on December 14, 2018. The 2019 Line of Credit is also secured by the mortgage on the Canton, Ohio property. The $2,600,000 term loan is secured by a mortgage on the Company’s Armstrong, Iowa and Monona, Iowa properties, and the $600,000 term loan was secured by a mortgage on the Company’s Dubuque, Iowa property. The mortgage on the Dubuque property was released in conjunction with the sale of that property in March 2018. Each mortgage is governed by the terms of a separate Mortgage, dated September 28, 2017, and each property is also subject to a separate Assignment of Rents, dated September 28, 2017.

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

Iowa Finance Authority Term Loan

On May 1, 2010, the Company obtained a $1,300,000 loan to finance the purchase of an additional facility located in West Union, Iowa to be used as a distribution center, warehouse facility, and manufacturing plant for certain products under the Art’s-Way brand. The loan was secured by a mortgage on the Company’s West Union Facility, pursuant to a Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated May 1, 2010 between the Company and The First National Bank of West Union.

On December 14, 2018, the Company repaid this loan in full in connection with the sale of the West Union, Iowa facility.

A summary of the Company’s term debt is as follows:

	February 28, 2019	November 30, 2018
Bank Midwest loan payable in monthly installments of $17,271 including interest at 5.00%, due October 1, 2037	$2,497,780	$2,517,510
Iowa Finance Authority loan payable in monthly installments of $12,500 including interest at 2.75%, due June 1, 2020	-	232,967
Total term debt	$2,497,780	$2,750,477
Less current portion of term debt	82,563	227,459
Term debt, excluding current portion	$2,415,217	$2,523,018

11)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.

On December 22, 2017, the Tax Cuts and Job Act of 2017 was enacted, which reduces the top corporate income tax rate from 35% to 21%. This law is generally effective for tax years beginning after December 31, 2017. The application of this new rate was recognized in the first quarter of fiscal 2018. Tax expense from continuing operations for the three months ended February 28, 2018 includes an adjustment of approximately $298,000 related to the revaluation of the Company’s net deferred tax asset at the new statutory rate.

12)	Related Party Transactions

From time to time, the Company purchases various supplies from related parties, which are companies owned by J. Ward McConnell, Jr., the Company’s Vice Chairman of the Board of Directors.  Also, J. Ward McConnell, Jr. as a shareholder owning more than 20% of the Company’s outstanding stock, was required to guarantee a portion of the Company’s term debt in accordance with the USDA guarantee on the Company’s term loan.  Mr. McConnell is paid a monthly fee for his guarantee.  During the first quarter of fiscal 2019, the Company recognized expenses of $8,148 for transactions with a related party, compared to $5,001 in the first quarter of fiscal 2018.  The accrued expenses balance as of February 28, 2019 contains $1,452 due to a related party, compared to $1,663 for the same period 2018.

13)	Sales-Type Leases

The components related to sales-type leases at February 28, 2019 and November 30, 2018 are as follows:

	February 28, 2019	November 30, 2018
Minimum lease receivable, current	$185,575	$159,500
Unearned interest income, current	(38,081)	(36,445)
Net investment in sales-type leases, current	$147,494	$123,055

Minimum lease receivable, long-term	$124,777	$168,277
Unearned interest income, long-term	(8,220)	(14,490)
Net investment in sales-type leases, long-term	$116,557	$153,787

Gross revenue recognized in sales from continuing operations on the consolidated statements of operations from commencement of sales-type leases for the first quarter of fiscal 2019 was $0 compared to $426,542 for the first quarter of fiscal 2018.

Future minimum lease receipts from sales-type leases are as follows:

Year Ending November 30,	Amount
2019	$142,075
2020	162,425
2021	5,852
Total	$310,352

14)	Recently Issued Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

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

15)	Equity Incentive Plan and Stock Based Compensation

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

The 2011 Plan permits the plan administrator to award nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance awards, and stock appreciation rights to employees (including officers), directors, and consultants. The Board of Directors has approved a director compensation policy pursuant to which non-employee directors are automatically granted restricted stock awards of 1,000 shares of fully vested common stock annually or initially upon their election to the Board and another 1,000 shares of fully vested common stock on the last business day of each fiscal quarter. During the first three months of fiscal 2019, restricted stock awards of 67,053 shares were issued to various employees, directors, and consultants, which vest over the next three years, and restricted stock awards of 6,000 were issued to directors as part of the director compensation policy, which vested immediately upon grant.  During the first quarter of fiscal 2019, 1,400 shares of restricted stock were forfeited upon departure of certain employees.

Stock options granted prior to January 27, 2011 are governed by the applicable Prior Plan and the forms of agreement adopted thereunder.

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. The Company estimates the fair value of each stock-based option award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. No stock options were granted during the three months ended February 28, 2019 or in the same respective period of fiscal 2018. The Company incurred a total of $65,546 of stock-based compensation expense for restricted stock awards during the three months ended February 28, 2019, compared to $49,558 of stock-based compensation expense for restricted stock awards for the same respective period of fiscal 2018.

16)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At February 28, 2019 and November 30, 2018, the carrying amount approximated fair value for cash, accounts receivable, net investment in sale-type leases, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts approximate fair value because of the short maturity of these instruments. The fair value of the net investment in sales-type leases also approximates recorded value as that is based on discounting future cash flows at rates implicit in the lease. The rates implicit in the lease do not materially differ from current market rates. The fair value of the Company’s installment term loans payable also approximates recorded value because the interest rates charged under the loan terms are not substantially different than current interest rates.

17)	Segment Information

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

Approximate financial information with respect to the reportable segments is as follows. The tables below exclude income and balance sheet data from discontinued operations. See Note 4 “Discontinued Operations.”

	Three Months Ended February 28, 2019
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$2,610,000	$1,022,000	$492,000	$4,124,000
Income (loss) from operations	(601,000)	(98,000)	(23,000)	(722,000)
Income (loss) before tax	(649,000)	(99,000)	(32,000)	(780,000)
Total Assets	14,852,000	3,564,000	2,487,000	20,903,000
Capital expenditures	34,000	18,000	1,000	53,000
Depreciation & Amortization	125,000	132,000	32,000	289,000

	Three Months Ended February 28, 2018
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$3,930,000	$739,000	$697,000	$5,366,000
Income (loss) from operations	(275,000)	(60,000)	26,000	(309,000)
Income (loss) before tax	(270,000)	(52,000)	16,000	(306,000)
Total Assets	16,246,000	3,154,000	2,561,000	21,961,000
Capital expenditures	29,000	35,000	-	64,000
Depreciation & Amortization	133,000	25,000	32,000	190,000

*The consolidated total in the table is a sum of segment figures and may not tie to actual figures in the condensed consolidated financial statements due to rounding.

18)	Subsequent Events

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements other than those previously described in Note 10 “Loan and Credit Agreements” related to the line of credit extension on March 30, 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018. Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our warranty costs and order backlog; (ii) our beliefs regarding the sufficiency of working capital and cash flows; (iii) our expectation that we will continue to be able to renew or obtain financing on reasonable terms when necessary; (iv) the impact of recently issued accounting pronouncements; (v) our intentions and beliefs relating to our costs, business strategies, and future performance; (vi) our expected financial results; and (vii) our expectations concerning our primary capital and cash flow needs.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) the impact of changing credit markets on our ability to continue to obtain financing on reasonable terms; (ii) our ability to repay current debt, continue to meet debt obligations and comply with financial covenants; (iii) the effect of general economic conditions, including consumer and governmental spending, on the demand for our products and the cost of our supplies and materials; (iv) fluctuations in seasonal demand and our production cycle; and (v) other factors described from time to time in our reports to the Securities and Exchange Commission. We do not intend to update the forward-looking statements contained in this report other than as required by law. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of the financial statements as of February 28, 2019 remain unchanged from November 30, 2018 with the exception of the addition of a critical accounting policy regarding revenue recognition from contracts with customers, which is set forth below. Disclosure of these critical accounting policies is incorporated by reference from Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 30, 2018.

Revenue from Contracts with Customers

Effective December 1, 2018 we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 606, Revenue from Contracts with Customers (“ASC 606”).  The core principle of ASC 606 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and is to be applied retrospectively, with early application not permitted.  We adopted ASC 606 for the 2019 fiscal year, including interim periods within that reporting period.

We have evaluated the new standard and applied the core principle to our contract revenue streams.  To be consistent with this core principle, an entity is required to apply the following five-step approach:

1.     Identify the contract(s) with a customer;

2.     Identify each performance obligation in the contract;

3.     Determine the transaction price;

4.     Allocate the transaction price to each performance obligation; and

5.     Recognize revenue when or as each performance obligation is satisfied.

Our revenues primarily result from contracts with customers. The agricultural products and tools segments are generally short-term contracts and contain a single performance obligation – the delivery of product to the common carrier. We recognize revenue for the sale of agriculture parts, equipment and tools upon shipment of the good. The modular buildings segment executes contracts with customers that can be short or long-term in nature.  These contracts can have multiple performance obligations and revenue from these can be recognized over time or at a point in time depending on the nature of the contracts.  Payment terms generally are short-term and vary by customer and segment.  The implementation process included modifications to the contracts of the modular buildings segment.

We use discounts as a form of variable consideration for our agricultural products and tools segments. The variable consideration is allocated to the transaction price at contract inception and is generally not contingent on future outcomes. The agricultural products and tools segments do not offer rebates or credits.  The modular buildings segment does not offer discounts, credits or rebates.

Our product warranty is included in the price of the product and provides assurance that the product will function in accordance with agreed-upon specifications.  Product warranty is expensed at the time of sale for the agricultural products and modular buildings segments.  A small reserve is kept on the balance sheet as consideration for the tools segment warranty. This product warranty does not represent a separate performance obligation under ASC 606.

We adopted ASC 606 using the modified retrospective method. We have determined that amounts reported under ASC 606 are not materially different than amounts reported under the previous revenue guidance of ASC 605 and therefore, we were not required to make an adjustment to retained earnings.

We, upon adoption of ASC 606, have increased the amount of required disclosures, including but not limited to:

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

Results of Operations – Continuing Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for continuing operations for the three-month period ended February 28, 2019 were $4,124,000 compared to $5,366,000 during the same period in fiscal 2018, a decrease of $1,242,000, or 23.1%. The decrease in consolidated revenue is primarily due to decreased demand for our agricultural products and liquidation of our Canadian subsidiary. Consolidated gross margin for the three-month period ended February 28, 2019 was 14.7% compared to 20.9% for the same period in fiscal 2018.

Our first quarter sales at Manufacturing were $2,610,000 compared to $3,930,000 for the same period in fiscal 2018, a decrease of $1,320,000, or 33.6%. The decrease in revenue is due to decreased demand across our grinder, manure spreader and OEM blower product lines and the liquidation of our Canadian subsidiary. Some of the decreased demand is due to economic factors such as commodity prices and price increases we implemented to our customers due to increased material costs, mainly steel. In 2018, we were selling off old manure spreader inventory at decreased margins, which accounts for the decreased sales for manure spreaders in 2019. Our OEM blower sales are down as our OEM blower customer elected not to purchase any blowers from us in 2019 due to slow-moving inventory on their dealer lots relating to poor agricultural market conditions. Our Canadian subsidiary accounted for $422,000 of sales in the first quarter of fiscal 2018. Gross margin for the three-month period ended February 28, 2019 was 12.7% compared to 20.3% for the same period in fiscal 2018. Our decreased gross margin is attributable to less revenue available to cover fixed overhead.

Our first quarter sales at Scientific were $1,022,000 compared to $739,000 for the same period in fiscal 2018, an increase of $283,000, or 38.3%. Our increase in revenue is due to operating lease revenue from buildings put in service in fiscal 2018 and an increase in agriculture building sales for the first quarter of fiscal 2019. Gross margin for the three-month period ended February 28, 2019 was 11.7% compared to 15.7% for the same period in fiscal 2018. The decrease in gross margin is attributable to depreciation on rental buildings put into service after the first quarter of fiscal 2018 and an increase in direct employees in fiscal 2019.

Metals had sales of $492,000 during the first quarter compared to $697,000 for the same period in fiscal 2018, a 29.4% decrease. The decrease is due to the loss of a high-volume customer during the first quarter of fiscal 2018. Gross margin was 29.5% for the three-month period ended February 28, 2019 compared to 29.7% for the same period in fiscal 2018.

Expenses

Our first quarter consolidated selling expenses were $343,000 compared to $451,000 for the same period in fiscal 2018. The decrease in selling expenses is due to decreased commissions as a result of fewer sales and decreases in advertising and tradeshow expense as we shift our advertising strategy to more digital and social media. Selling expenses as a percentage of sales were 8.3% for the three-month period ended February 28, 2019 compared to 8.4% for the same period in fiscal 2018.

Consolidated engineering expenses were $147,000 for the three-month period ended February 28, 2019 compared to $129,000 from the same period in fiscal 2018. The increase is due to research and development costs on development of new products. Engineering expenses as a percentage of sales were 3.6% for the three-month period ended February 28, 2019 compared to 2.4% for the same period in fiscal 2018.

Consolidated administrative expenses for the three-month period ended February 28, 2019 were $837,000 compared to $849,000 for the same period in fiscal 2018. Administrative expenses as a percentage of sales were 20.3% for the three-month period ended February 28, 2019 compared to 15.8% for the same period in fiscal 2018.

(Loss) from Continuing Operations

Consolidated net (loss) from continuing operations before income taxes was $(781,000) for the three-month period ended February 28, 2019 compared to net (loss) from continuing operations before income taxes of $(306,000) for the same period in fiscal 2018. The increased net (loss) from continuing operations is due to decreased sales and gross margin. We have taken steps to reduce expenses as a result of the soft market conditions for our Manufacturing segment, while continuing to invest in product development and improvements to support our customers for the long term.

Income Tax Adjustment

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was enacted, which reduces the top corporate income tax rate from 35% to 21%. We have assessed the impact of the law on our reported assets, liabilities, and results of operations, and we believe that going forward, the overall rate reduction will have a positive impact on our net income in the long run. However, during the first quarter of fiscal 2018, we substantially reduced our net deferred tax asset using the new lower rates. Based on our recorded deferred tax asset at November 30, 2017, we reduced the deferred tax asset by approximately $298,000, which was recorded as an adjustment to our tax provision in the first quarter ended February 28, 2018.

Order Backlog

The consolidated order backlog net of discounts for continuing operations as of April 4, 2019 was $10,233,000 compared to $4,186,000 as of April 4, 2018. The agricultural products segment order backlog was $2,064,000 as of April 4, 2019 compared to $3,578,000 in fiscal 2018. The decrease in backlog is due to decreased demand from stagnant market conditions from our grinder, reels, and forage box product lines. The backlog for the modular buildings segment was $7,976,000 as of April 4, 2019, compared to $522,000 in fiscal 2018. This increase in backlog is due to a modular research facility contracted at $8.4 million that is scheduled to be complete entirely in 2019. The backlog for the tools segment was $193,000 as of April 4, 2019 compared to $86,000 in fiscal 2018. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Results of Operations – Discontinued Operations

During the third quarter of fiscal 2016, we made the decision to exit the pressurized vessels industry. On March 29, 2018 we disposed of the remaining assets of our Vessels segment at a selling price of $1,500,000.

Liquidity and Capital Resources

Our primary source of funds for the three months ended February 28, 2019 was cash generated by investing activities, which includes the proceeds from the sale of our prior facility in West Union, Iowa. Our fall beet pre-order program also was a significant source of funds as we incentivize down payments by offering a discount to purchase price. Operations was our primary use of cash for the first quarter of fiscal 2019. We expect our primary capital needs for the remainder of fiscal 2019 to relate to operating costs, primarily production, and retirement of debt.

We have a $5,000,000 revolving line of credit with Bank Midwest that, as of February 28, 2019, had an outstanding principal balance of $3,641,530. The line of credit was renewed on March 30, 2019 and is scheduled to mature on March 30, 2020.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents the information with respect to purchases made by us of our common stock during the first quarter of fiscal 2019:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
December 1 to December 31, 2018	-	$-	N/A	N/A
January 1 to January 31, 2019	3,366	$1.97	N/A	N/A
February 1 to February 28, 2019	2,127	$1.97	N/A	N/A
	5,493	$1.97

(1) Reflects shares withheld pursuant to the terms of restricted stock awards under our 2011 Plan to offset tax withholding obligations that occur upon vesting and release of shares. The value of the shares withheld is the closing price of our common stock on the date the relevant transaction occurs.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

On February 13, 2019, we opened a $4,000,000 revolving line of credit (the “2019 Line of Credit”) with Bank Midwest in connection with bonding obligations for our performance of a large modular laboratory construction project. Funds under the 2019 Line of Credit will be undisbursed and will be held by Bank Midwest in connection with an Irrevocable Letter of Credit issued by Bank Midwest for the project. The 2019 Line of Credit accrues interest at a floating rate per annum equal to 1.00% above the Wall Street Journal rate published from time to time in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 6.50% per annum. The 2019 Line of Credit is payable upon demand by Bank Midwest. If no earlier demand is made, the unpaid principal and accrued interest will be payable in one payment, due on February 13, 2020.

The 2019 Line of Credit is governed by the terms of a Promissory Note, dated February 13, 2019, entered into between us and Bank Midwest, is secured by our existing security documents with Bank Midwest, and requires us to meet the same operating covenants as our other debt with Bank Midwest.

Item 6.	Exhibits.

Exhibit No.	Description
10.1	Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated February 13, 2019 – filed herewith.
31.1	Certificate of Chief Executive Officer and Interim Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certificate of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
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

ART’S-WAY MANUFACTURING CO., INC.

Date: April 9, 2019	By:	/s/ Carrie L. Gunnerson
Carrie L. Gunnerson
President, Chief Executive Officer and Interim Chief Financial Officer