Form 10-Q
period 2019-05-31
ARTS WAY MANUFACTURING CO INC
filed 2019-07-11
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2019

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 0-5131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

DELAWARE	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5556 Highway 9 Armstrong, Iowa 50514
(Address of principal executive offices)

(712) 864-3131

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock $.01 par value	ARTW	The Nasdaq Stock Market LLC

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

Yes [ ] No [x]

Number of common shares outstanding as of July 3, 2019: 4,291,712

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	May 31, 2019	November 30, 2018
Assets
Current assets:
Cash	$4,401	$3,512
Accounts receivable-customers, net of allowance for doubtful accounts of $29,153 and $25,100 in 2019 and 2018, respectively	2,667,764	1,537,113
Inventories, net	10,105,263	10,257,102
Cost and profit in excess of billings	32,527	99,287
Net investment in sales-type leases, current	145,799	123,055
Other current assets	266,107	125,089
Total current assets	13,221,861	12,145,158
Property, plant, and equipment, net	5,468,238	5,647,485
Assets held for lease, net	805,498	1,870,125
Deferred income taxes	1,711,958	1,432,422
Net investment in sales-type leases, long-term	77,607	153,787
Other assets	73,843	76,497
Total assets	$21,359,005	$21,325,474
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$936,036	$802,062
Customer deposits	512,286	145,632
Billings in excess of cost and profit	851,206	185,014
Income taxes payable	3,855	6,400
Accrued expenses	795,615	893,284
Line of credit	3,599,530	3,505,530
Current portion of long-term debt	83,250	227,459
Total current liabilities	6,781,778	5,765,381
Long-term liabilities
Long-term debt, excluding current portion	2,393,502	2,523,018
Total liabilities	9,175,280	8,288,399
Commitments and Contingencies (Notes 9 and 10)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2019 and 2018; issued 0 shares in 2019 and 2018.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2019 and 2018; issued 4,309,587 in 2019 and 4,225,050 in 2018	43,096	42,250
Additional paid-in capital	3,174,230	3,055,632
Retained earnings	9,004,954	9,966,928
Treasury stock, at cost (14,779 in 2019 and 9,286 in 2018 shares)	(38,555)	(27,735)
Total stockholders’ equity	12,183,725	13,037,075
Total liabilities and stockholders’ equity	$21,359,005	$21,325,474

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Sales	$5,747,256	$5,294,464	$9,871,482	$10,660,000
Cost of goods sold	4,788,261	4,187,450	8,307,644	8,399,610
Gross profit	958,995	1,107,014	1,563,838	2,260,390
Expenses:
Engineering	116,773	127,539	263,986	256,602
Selling	397,270	487,991	740,617	972,522
General and administrative	814,465	949,598	1,651,371	1,798,101
Total expenses	1,328,508	1,565,128	2,655,974	3,027,225
Income (Loss) from operations	(369,513)	(458,114)	(1,092,136)	(766,835)
Other income (expense):
Interest expense	(100,402)	(68,711)	(185,441)	(138,387)
Other	11,092	(252,687)	37,915	(180,115)
Total other income (expense)	(89,310)	(321,398)	(147,526)	(318,502)
Income (Loss) from continuing operations before income taxes	(458,823)	(779,512)	(1,239,662)	(1,085,337)
Income tax expense (benefit)	(102,781)	(125,533)	(277,688)	96,040
Income (Loss) from continuing operations	(356,042)	(653,979)	(961,974)	(1,181,377)
Discontinued Operations
Income (loss) from operations of discontinued segment	-	(15,587)	-	(67,177)
Income tax expense (benefit)	-	(3,788)	-	(16,324)
Income (Loss) on discontinued operations	-	(11,799)	-	(50,853)
Net Income (Loss)	(356,042)	(665,778)	(961,974)	(1,232,230)

Earnings (Loss) per share - Basic:
Continuing Operations	$(0.08)	$(0.16)	$(0.23)	$(0.28)
Discontinued Operations	$-	$-	$-	$(0.01)
Net Income (Loss) per share	$(0.08)	$(0.16)	$(0.23)	$(0.29)

Earnings (Loss) per share - Diluted:
Continuing Operations	$(0.08)	$(0.16)	$(0.23)	$(0.28)
Discontinued Operations	$-	$-	$-	$(0.01)
Net Income (Loss) per share	$(0.08)	$(0.16)	$(0.23)	$(0.29)

Weighted average outstanding shares used to compute basic net income per share	4,299,289	4,213,893	4,272,532	4,192,592
Weighted average outstanding shares used to compute diluted net income per share	4,299,289	4,213,893	4,272,532	4,192,592

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Net Income (Loss)	$(356,042)	$(665,778)	$(961,974)	$(1,232,230)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	-	10,528	-	3,830
Release of cumulative translation adjustment due to substantial liquidation of a foreign entity	-	253,180	-	253,180
Total Other Comprehensive Income (Loss)	-	263,708	-	257,010
Comprehensive (Loss)	$(356,042)	$(402,070)	$(961,974)	$(975,220)

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Stockholders' Equity
Six Months Ended May 31, 2019 and 2018
(Unaudited)

	Common Stock		Additional		Other	Treasury Stock
	Number of		paid-in	Retained	Comprensive	Number of
	shares	Par value	capital	earnings	Income (Loss)	shares	Amount	Total

Balance, November 30, 2017	4,158,752	$41,587	$2,859,052	$13,353,830	$(257,010)	1,954	$(6,425)	$15,991,034
Stock based compensation	49,481	495	110,941	-	-	7,332	(21,310)	90,126
Foreign Currency Translation Adjustment	-	-	-	-	3,830	-	-	3,830
Release of cumulative translation adjustment due to substantial liquidation of a foreign entity	-	-	-	-	253,180	-	-	253,180
Net (loss)	-	-	-	(1,232,230)	-	-	-	(1,232,230)
Balance, May 31, 2018	4,208,233	$42,082	$2,969,993	$12,121,600	$-	9,286	$(27,735)	$15,105,940

	Common Stock		Additional		Other	Treasury Stock
	Number of		paid-in	Retained	Comprensive	Number of
	shares	Par value	capital	earnings	Income (Loss)	shares	Amount	Total

Balance, November 30, 2018	4,225,050	$42,250	$3,055,632	$9,966,928	$-	9,286	$(27,735)	$13,037,075
Stock based compensation	84,537	846	118,598	-	-	5,493	(10,820)	108,624
Foreign Currency Translation Adjustment	-	-	-	-	-	-	-	-
Release of cumulative translation adjustment due to substantial liquidation of a foreign entity	-	-	-	-	-	-	-	-
Net (loss)	-	-	-	(961,974)	-	-	-	(961,974)
Balance, May 31, 2019	4,309,587	$43,096	$3,174,230	$9,004,954	$-	14,779	$(38,555)	$12,183,725

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	May 31, 2019	May 31, 2018
Cash flows from operations:
Net (loss) from continuing operations	$(961,974)	$(1,181,377)
Net (loss) from discontinued operations	-	(50,853)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Stock based compensation	119,444	111,436
Loss on release of cumulative translation adjustment	-	253,180
Unrealized foreign currency gain (loss)	-	3,830
(Gain)/Loss on disposal of property, plant, and equipment	(10,303)	(12,084)
Depreciation and amortization expense	549,333	408,757
Bad debt expense (recovery)	3,673	(9,044)
Deferred income taxes	(279,536)	80,432
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,134,324)	(155,874)
Inventories, net	151,839	437,307
Net investment in sales-type leases	53,436	(349,981)
Other assets	(141,018)	87,529
Increase (decrease) in:
Accounts payable	133,974	384,157
Contracts in progress, net	732,952	(252,146)
Customer deposits	366,654	8,580
Income taxes payable	(2,545)	400
Accrued expenses	(97,669)	(149,197)
Net cash (used in) operating activities - continuing operations	(516,064)	(334,095)
Net cash (used in) operating activities - discontinued operations	-	(89,697)
Net cash (used in) operating activities	(516,064)	(423,792)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(186,215)	(164,874)
Net proceeds from sale of assets	893,713	29,316
Net cash provided by (used in) investing activities - continuing operations	707,498	(135,558)
Net cash provided by investing activities - discontinued operations	-	1,418,761
Net cash provided by investing activities	707,498	1,283,203
Cash flows from financing activities:
Net change in line of credit	94,000	(338,000)
Repayment of term debt	(273,725)	(109,295)
Repurchases of common stock	(10,820)	(21,310)
Net cash (used in) financing activities - continuing operations	(190,545)	(468,605)
Net cash (used in) financing activities - discontinued operations	-	(599,584)
Net cash (used in) financing activities	(190,545)	(1,068,189)
Net increase (decrease) in cash	889	(208,778)
Cash at beginning of period	3,512	212,400
Cash at end of period	$4,401	$3,622

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$170,992	$142,426
Income taxes	$3,855	$5,237

Supplemental disclosures of non-cash operating and investing activities:
Transfer of inventory to assets held for lease	$-	$800,343

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

The Company has organized its business into three operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies. The agricultural products segment manufactures and sells farm equipment and related replacement parts under the Art’s-Way Manufacturing label and private labels. The modular buildings segment manufactures and installs modular buildings for animal containment and various laboratory uses, and the tools segment manufactures steel cutting tools and inserts.

During the third quarter of fiscal 2016, the Company discontinued its pressurized vessels segment. For more information on discontinued operations, see Note 4 “Discontinued Operations.” For detailed financial information relating to segment reporting, see Note 17 “Segment Information.”

2)	Summary of Significant Account Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2018. The results of operations for the three and six months ended May 31, 2019 are not necessarily indicative of the results for the fiscal year ending November 30, 2019.

During the second quarter of fiscal 2018, the Company liquidated its investment in its Canadian subsidiary (“International”) by selling off remaining inventory and filing dissolution paperwork. Prior to that liquidation and dissolution, the financial books of the Company’s Canadian operations were kept in the functional currency of Canadian dollars and the financial statements were converted to U.S. Dollars for consolidation. When consolidating the financial results of the Company into U.S. Dollars for reporting purposes, the Company used the All-Current translation method. The All-Current translation method requires the balance sheet assets and liabilities to be translated to U.S. Dollars at the exchange rate as of quarter-end. Stockholders’ equity was translated at historical exchange rates and retained earnings were translated at an average exchange rate for the period. Additionally, revenue and expenses were translated at average exchange rates for the periods presented. The resulting cumulative translation adjustment was carried on the balance sheet and was recorded in stockholders’ equity. Following the liquidation and dissolution of International, the cumulative translation adjustment carried on the balance sheet was released into net income under other income (expense), and the financial statements will no longer need translation each period. Since no income tax benefit was received from liquidation and dissolution, the cumulative translation adjustment was not tax adjusted.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three and six months ended May 31, 2019. Actual results could differ from those estimates.

Revenue Recognition

Effective December 1, 2018 the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 606, Revenue from Contracts with Customers (“ASC 606”). The Company used the modified retrospective adoption of ASC 606. The adoption of ASC 606 had no impact on prior year or previously disclosed amounts. In accordance with ASC 606, revenue is measured based on consideration specified in a contract with a customer and recognized when the Company satisfies the performance obligation specified in each contract.

The Company’s revenues primarily result from contracts with customers. The major sources of revenue for the agricultural products and tools segments are farm equipment, service parts related to farm equipment and steel cutting tools and inserts. The agricultural products and tools segments generally execute short-term contracts that contain a single performance obligation – the delivery of product to the common carrier. The Company recognizes revenue for the production and sale of farm equipment, service parts and cutting tools upon shipment of the good(s). The agricultural products and tools segments each typically require payment in full 30 days after the ship date. To take advantage of program discounts, some customers pay deposits up front. Any deposits received increase contract liabilities. The modular buildings segment executes contracts with customers that can be short- or long-term in nature. These contracts can have multiple performance obligations and revenue from these can be recognized over time or at a point in time depending on the nature of the contracts. Payment terms for the modular buildings segment vary by contract, but typically utilize money down and progress payments throughout the life of the contract. The payment terms of our modular buildings segment have the most impact on our contract receivables, contract assets and contract liabilities. Project invoicing from the modular buildings segment increase contract receivables and have an effect on contract liabilities through billings in excess of costs and estimated gross profit and advanced payments. The balance of contract assets is typically made up of the balance of costs in and estimated gross profit in excess of billings. The major source of revenue for the modular buildings segment is modular building sales. Sales of modular buildings are generally recognized using input methods to measure progress towards the satisfaction of a performance obligation using the percentage of completion method. Stock modular building sales also occur and are recognized at a point in time when the performance obligation is fulfilled through substantial completion. Substantial completion is achieved through customer acceptance of the completed building.

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

For information on product warranty as it applies to ASC 606, refer to Note 9 “Product Warranty.”

3)	Revenue Recognition

The following table displays revenue by reportable segment from external customers, disaggregated by major source. The Company believes disaggregating by these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended May 31, 2019
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$2,879,000	$-	$-	$2,879,000
Farm equipment service parts	665,000	-	-	665,000
Steel cutting tools and inserts	-	-	544,000	544,000
Modular buildings	-	1,368,000	-	1,368,000
Modular building lease income	-	168,000		168,000
Other	93,000	22,000	8,000	123,000
	$3,637,000	$1,558,000	$552,000	$5,747,000

	Three Months Ended May 31, 2018
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$3,123,000	$-	$-	$3,123,000
Farm equipment service parts	698,000	-	-	698,000
Steel cutting tools and inserts	-	-	516,000	516,000
Modular buildings	-	734,000	-	734,000
Modular building lease income	-	67,000	-	67,000
Other	116,000	33,000	7,000	156,000
	$3,937,000	$834,000	$523,000	$5,294,000

	Six Months Ended May 31, 2019
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$4,881,000	$-	$-	$4,881,000
Farm equipment service parts	1,216,000	-	-	1,216,000
Steel cutting tools and inserts	-	-	1,028,000	1,028,000
Modular buildings	-	2,163,000	-	2,163,000
Modular building lease income	-	348,000		348,000
Other	150,000	69,000	16,000	235,000
	$6,247,000	$2,580,000	$1,044,000	$9,871,000

	Six Months Ended May 31, 2018
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$6,373,000	$-	$-	$6,373,000
Farm equipment service parts	1,286,000	-	-	1,286,000
Steel cutting tools and inserts	-	-	1,203,000	1,203,000
Modular buildings	-	1,407,000	-	1,407,000
Modular building lease income	-	116,000	-	116,000
Other	207,000	50,000	18,000	275,000
	$7,866,000	$1,573,000	$1,221,000	$10,660,000

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers included on the Condensed Consolidated Balance Sheets.

	May 31, 2019	November 30, 2018
Receivables	$1,024,000	$159,000
Assets	33,000	99,000
Liabilities	1,220,000	185,000

The amount of revenue recognized in the first six months of fiscal 2019 that was included in a contract liability at November 30, 2018 was $185,014 compared to $93,264 in the same period of fiscal 2018. The significant change in contract receivables is due to a large milestone invoice from the modular buildings segment. This invoice also affected contract liabilities by increasing billings in excess of costs and estimated gross profit at May 31, 2019. Contract liabilities also increased due to equipment deposits received in the first quarter of fiscal 2019 from the 2019 beet program offering from the agricultural products segment. Swings in contract assets from November 30, 2018 are due to changes in costs and estimated gross profit in excess of billings from the modular buildings segment.

The Company will utilize the practical expedient exception for these contracts and will report only on performance obligations greater than one year. As of May 31, 2019, the Company has no performance obligations with an original expected duration greater than one year.

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

Income (loss) from discontinued operations, before tax in the accompanying Condensed Consolidated Statements of Operations is comprised of the following:

Three Months Ended
May 31, 2018
Revenue from external customers	$-
Gross Profit	-
Operating Expense	7,019
Income (loss) from operations	(7,019)
Income (loss) before tax	(15,587)

Six Months Ended
May 31, 2018
Revenue from external customers	$-
Gross Profit	-
Operating Expense	51,133
Income (loss) from operations	(51,133)
Income (loss) before tax	(67,177)

There were no components of discontinued operations in the accompanying Condensed Consolidated Balance Sheets as of May 31, 2019 or November 30, 2018.

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

Basic and diluted net income (loss) per share have been computed based on the following as of May 31, 2019 and May 31, 2018:

	For the Three Months Ended
	May 31, 2019	May 31, 2018
Numerator for basic and diluted net income (loss) per share:
Net income (loss) from continuing operations	$(356,042)	$(653,979)
Net income (loss) from discontinued operations	-	(11,799)
Net income (loss)	$(356,042)	$(665,778)

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	4,299,289	4,213,893
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	4,299,289	4,213,893

Net Income (Loss) per share - Basic:
Continuing Operations	$(0.08)	$(0.16)
Discontinued Operations	$-	$-
Net Income (Loss) per share	$(0.08)	$(0.16)

Net Income (Loss) per share - Diluted:
Continuing Operations	$(0.08)	$(0.16)
Discontinued Operations	$-	$-
Net Income (Loss) per share	$(0.08)	$(0.16)

	For the Six Months ended
	May 31, 2019	May 31, 2018
Numerator for basic and diluted net income (loss) per share:
Net income (loss) from continuing operations	$(961,974)	$(1,181,377)
Net income (loss) from discontinued operations	-	(50,853)
Net income (loss)	$(961,974)	$(1,232,230)

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	4,272,532	4,192,592
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	4,272,532	4,192,592

Net Income (Loss) per share - Basic:
Continuing Operations	$(0.23)	$(0.28)
Discontinued Operations	$-	$(0.01)
Net Income (Loss) per share	$(0.23)	$(0.29)

Net Income (Loss) per share - Diluted:
Continuing Operations	$(0.23)	$(0.28)
Discontinued Operations	$-	$(0.01)
Net Income (Loss) per share	$(0.23)	$(0.29)

6)	Inventory

Major classes of inventory are:

	May 31, 2019	November 30, 2018
Raw materials	$7,689,572	$7,825,278
Work in process	433,171	272,302
Finished goods	4,778,690	5,051,330
Gross inventory	$12,901,433	$13,148,910
Less: Reserves	(2,796,170)	(2,891,808)
Net Inventory	$10,105,263	$10,257,102

7)	Accrued Expenses

Major components of accrued expenses are:

	May 31, 2019	November 30, 2018
Salaries, wages, and commissions	$422,752	$448,737
Accrued warranty expense	89,637	96,786
Other	283,226	347,761
	$795,615	$893,284

8)	Assets Held for Lease

Major components of assets held for lease are:

	May 31, 2019	November 30, 2018
West Union Facility	$-	$878,079
Modular Buildings	805,498	992,046
Net assets held for lease	$805,498	$1,870,125

Rents recognized from assets held for lease included in sales on the Consolidated Statements of Operations during the three and six months ended May 31, 2019 were $168,465 and $347,509, respectively, compared to $66,558 and $115,518 for the same respective periods in fiscal 2018. Rents recognized in sales were related to the leasing of modular buildings as a part of the normal course of business operations of the modular building segment. Rents recognized from assets held for lease included in other income (expense) on the Consolidated Statements of Operations during the three and six months ended May 31, 2019 were $0 and $2,500, respectively, compared to $0 and $38,180 for the same respective periods in fiscal 2018. Rents related to the West Union facility in the agricultural products segment were recognized in other income as such income was outside of the scope of this segment’s normal business operations. The West Union facility was sold on December 14, 2018 for $900,000.

Future minimum lease receipts from assets held for lease are as follows:

Future Minimum Leased Assets
Year Ending November 30,	Amount
2019	$204,330
2020	90,411
Total	$294,741

9)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. Product warranty is included in the price of the product and provides assurance that the product will function in accordance with agreed-upon specifications. It does not represent a separate performance obligation under ASC 606. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 7 “Accrued Expenses.” Changes in the Company’s product warranty liability for the three and six months ended May 31, 2019 and May 31, 2018 are as follows:

	For the Three Months Ended
	May 31, 2019	May 31, 2018
Balance, beginning	$25,857	$54,135
Settlements / adjustments	(62,640)	(58,892)
Warranties issued	126,420	75,973
Balance, ending	$89,637	$71,216

	For the Six Months Ended
	May 31, 2019	May 31, 2018
Balance, beginning	$96,786	$68,451
Settlements / adjustments	(194,938)	(141,565)
Warranties issued	187,789	144,330
Balance, ending	$89,637	$71,216

10)	Loan and Credit Agreements

The Company maintains two revolving lines of credit and a term loan with Bank Midwest. The Company also previously maintained a term loan with The First National Bank of West Union.

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

On May 31, 2019, the balance of the 2017 Line of Credit was $3,599,530 with $1,400,470 remaining available, as may be limited by the borrowing base calculation. The 2017 Line of Credit borrowing base is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of inventory, less any outstanding loan balance on the 2017 Line of Credit. At May 31, 2019, the 2017 Line of Credit was not limited by the borrowing base calculation. Any unpaid principal amount borrowed on the 2017 Line of Credit accrues interest at a floating rate per annum equal to 1.00% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 6.50% per annum. The 2017 Line of Credit was most recently renewed on March 30, 2019. The 2017 Line of Credit is payable upon demand by Bank Midwest, and monthly interest-only payments are required. If no earlier demand is made, the unpaid principal and accrued interest is due on March 30, 2020.

The $2,600,000 term loan accrues interest at a rate of 5.00% for the first sixty months. Thereafter, this loan will accrue interest at a floating rate per annum equal to 0.75% above the Wall Street Journal rate published the money rates section of the Wall Street Journal. The interest rate floor is set at 4.15% per annum and the interest rate may only be adjusted by Bank Midwest once every five years. Monthly payments of $17,271 for principal and interest are required. This loan is also guaranteed by the United States Department of Agriculture (“USDA”), which required an upfront guarantee fee of $62,400 and requires an annual fee of 0.5% of the unpaid balance. As part of the USDA guarantee requirements, shareholders owning more than 20% are required to personally guarantee a portion of the loan, in an amount equal to their stock ownership percentage. J. Ward McConnell Jr., the Vice Chairman of the Board of Directors and a shareholder owning more than 20% of the Company’s outstanding stock, is guaranteeing approximately 38% of this loan, for an annual fee of 2% of the personally guaranteed amount. The initial guarantee fee will be amortized over the life of the loan, and the annual fees and personally guaranteed amounts are expensed monthly.

On February 13, 2019, the Company opened a $4,000,000 revolving line of credit (the “2019 Line of Credit”) with Bank Midwest in connection with bonding obligations for the Company’s performance of a large modular laboratory construction project. Funds under the 2019 Line of Credit will be undisbursed to the Company and will be held by Bank Midwest in connection with an Irrevocable Letter of Credit issued by Bank Midwest for the project. The 2019 Line of Credit accrues interest at a floating rate per annum equal to 1.00% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 6.50% per annum. The 2019 Line of Credit is payable upon demand by Bank Midwest. If no earlier demand is made, the unpaid principal and accrued interest will be payable in one payment, due on February 13, 2020.    As of May 31, 2019, the funds on the 2019 Line of Credit remain undisbursed and are held by Bank Midwest.

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

To further secure the 2017 Line of Credit, the Company granted Bank Midwest a second mortgage on its West Union, Iowa property and Ohio Metal Working Products/Art’s-Way Inc. granted Bank Midwest a mortgage on its property located in Canton, Ohio. The mortgage on the West Union property was released in conjunction with the sale of that property on December 14, 2018. The 2019 Line of Credit is also secured by the mortgage on the Canton, Ohio property. The $2,600,000 term loan is secured by a mortgage on the Company’s Armstrong, Iowa and Monona, Iowa properties. Each mortgage is governed by the terms of a separate Mortgage, dated September 28, 2017, and each property is also subject to a separate Assignment of Rents, dated September 28, 2017.

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

On December 14, 2018, the Company repaid this loan in full in connection with the sale of the West Union, Iowa facility.

A summary of the Company’s term debt is as follows:

	May 31, 2019	November 30, 2018
Bank Midwest loan payable in monthly installments of $17,271 including interest at 5.00%, due October 1, 2037	$2,476,752	$2,517,510
Iowa Finance Authority loan payable in monthly installments of $12,500 including interest at 2.75%, due June 1, 2020	-	232,967
Total term debt	$2,476,752	$2,750,477
Less current portion of term debt	83,250	227,459
Term debt, excluding current portion	$2,393,502	$2,523,018

A summary of the minimum maturities of term debt follows for the years ending November 30:

Year	Amount
2019	40,761
2020	85,401
2021	90,179
2022	94,858
2023	99,781
2024 and thereafter	2,065,772
$2,476,752

11)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.

On December 22, 2017, the Tax Cuts and Job Act of 2017 was enacted, which reduces the top corporate income tax rate from 35% to 21%. This law is generally effective for tax years beginning after December 31, 2017. The application of this new rate was recognized in the first quarter of fiscal 2018. Tax expense from continuing operations for the six months ended May 31, 2018 includes an adjustment of approximately $298,000 related to the revaluation of the Company’s net deferred tax asset at the new statutory rate.

12)	Related Party Transactions

From time to time, the Company purchases various supplies from related parties, which are companies owned by J. Ward McConnell, Jr., the Company’s Vice Chairman of the Board of Directors. Also, J. Ward McConnell, Jr. as a shareholder owning more than 20% of the Company’s outstanding stock, was required to guarantee a portion of the Company’s term debt in accordance with the USDA guarantee on the Company’s term loan. Mr. McConnell is paid a monthly fee for his guarantee. During the three and six months ended May 31, 2019, the Company recognized expenses of $6,501 and $14,649, respectively, for transactions with a related party, compared to $7,028 and $12,029 for the same respective periods in fiscal 2018. The accrued expenses balance as of May 31, 2019 contains $1,594 due to a related party, compared to $1,646 for the same period in fiscal 2018.

13)	Sales-Type Leases

The components related to sales-type leases at May 31, 2019 and November 30, 2018 are as follows:

	May 31, 2019	November 30, 2018
Minimum lease receivable, current	$174,000	$159,500
Unearned interest income, current	(28,201)	$(36,445)
Net investment in sales-type leases, current	145,799	123,055

Minimum lease receivable, long-term	81,276	$168,277
Unearned interest income, long-term	(3,669)	$(14,490)
Net investment in sales-type leases, long-term	$77,607	$153,787

Gross revenue recognized in sales from continuing operations on the Consolidated Statements of Operations from commencement of sales-type leases for the three and six months ended May 31, 2019 was $0 for both periods compared to $0 and $426,542 for the same periods in fiscal 2018.

Future minimum lease receipts from sales-type leases are as follows:

Year Ending November 30,	Amount
2019	$87,000
2020	162,425
2021	5,851
Total	$255,276

14)	Recently Issued Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for all leases with terms of twelve months or greater. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company will adopt this guidance for fiscal 2020, including interim periods within that reporting period. The Company has a moderate amount of leasing activity and is currently evaluating the impact of this guidance on its consolidated financial statements.

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

The 2011 Plan permits the plan administrator to award nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance awards, and stock appreciation rights to employees (including officers), directors, and consultants.  The Board of Directors has approved a director compensation policy pursuant to which non-employee directors are automatically granted restricted stock awards of 1,000 shares of fully vested common stock annually or initially upon their election to the Board and another 1,000 shares of fully vested common stock on the last business day of each fiscal quarter. During the first six months of fiscal 2019, restricted stock awards of 69,937 shares were issued to various employees, directors, and consultants, which vest over the next three years, and restricted stock awards of 16,000 were issued to directors as part of the director compensation policy, which vested immediately upon grant. During the first six months of fiscal 2019, 1,400 shares of restricted stock were forfeited upon departure of certain employees.

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. The Company estimates the fair value of each stock-based option award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. No stock options were granted during the six months ended May 31, 2019 or in the same respective period of fiscal 2018. The Company incurred a total of $53,898 and $119,444 of stock-based compensation expense for restricted stock awards during the three and six months ended May 31, 2019, respectively, compared to $61,870 and $111,436 of stock-based compensation expense for restricted stock awards for the same respective periods of fiscal 2018.

16)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At May 31, 2019 and November 30, 2018, the carrying amount approximated fair value for cash, accounts receivable, net investment in sales-type leases, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts approximate fair value because of the short maturity of these instruments. The fair value of the net investment in sales-type leases also approximates recorded value as that is based on discounting future cash flows at rates implicit in the lease. The rates implicit in the lease do not materially differ from current market rates. The fair value of the Company’s installment term loans payable also approximates recorded value because the interest rates charged under the loan terms are not substantially different from current interest rates.

17)	Segment Information

The Company has three reportable segments: agricultural products, modular buildings and tools. The agricultural products segment manufactures and sells farm equipment and related replacement parts under the Art’s-Way Manufacturing label and private labels. The modular buildings segment manufactures and installs modular buildings for various uses, commonly animal containment and research laboratories. The tools segment manufactures steel cutting tools and inserts.

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

	Three Months Ended May 31, 2019
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$3,637,000	$1,558,000	$552,000	$5,747,000
Income (loss) from operations	(297,000)	(63,000)	(10,000)	(370,000)
Income (loss) before tax	(382,000)	(56,000)	(21,000)	(459,000)
Total Assets	14,730,000	4,127,000	2,502,000	21,359,000
Capital expenditures	76,000	30,000	27,000	133,000
Depreciation & Amortization	124,000	104,000	32,000	260,000

	Three Months Ended May 31, 2018
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$3,937,000	$834,000	$523,000	$5,294,000
Income (loss) from operations	(263,000)	(146,000)	(49,000)	(458,000)
Income (loss) before tax	(576,000)	(141,000)	(63,000)	(780,000)
Total Assets	16,686,000	3,485,000	2,419,000	22,590,000
Capital expenditures	42,000	859,000	-	901,000
Depreciation & Amortization	132,000	5,500	32,000	169,500

	Six Months Ended May 31, 2019
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$6,247,000	$2,580,000	$1,044,000	$9,871,000
Income (loss) from operations	(898,000)	(161,000)	(33,000)	(1,092,000)
Income (loss) before tax	(1,031,000)	(155,000)	(54,000)	(1,240,000)
Total Assets	14,730,000	4,127,000	2,502,000	21,359,000
Capital expenditures	110,000	48,000	28,000	186,000
Depreciation & Amortization	249,000	236,000	64,000	549,000

	Six Months Ended May 31, 2018
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$7,866,000	$1,573,000	$1,221,000	$10,660,000
Income (loss) from operations	(537,000)	(206,000)	(24,000)	(767,000)
Income (loss) before tax	(845,000)	(194,000)	(46,000)	(1,085,000)
Total Assets	16,686,000	3,485,000	2,419,000	22,590,000
Capital expenditures	71,000	894,000	-	965,000
Depreciation & Amortization	265,000	80,000	64,000	409,000

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “report”) and the audited consolidated financial statements and related notes thereto included in Part II, Item 8 “Financial Statements and Supplementary Data,” as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2018. Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our warranty costs and order backlog; (ii) our beliefs regarding the sufficiency of working capital and cash flows; (iii) our expectation that we will continue to be able to renew or obtain financing on reasonable terms when necessary; (iv) the impact of recently issued accounting pronouncements; (v) our intentions and beliefs relating to our costs, business strategies, and future performance; (vi) our expected financial results; and (vii) our expectations concerning our primary capital and cash flow needs.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) the impact of changing credit markets on our ability to continue to obtain financing on reasonable terms; (ii) our ability to repay current debt, continue to meet debt obligations and comply with financial covenants; (iii) the effect of general economic conditions, including consumer and governmental spending, on the demand for our products and the cost of our supplies and materials; (iv) fluctuations in seasonal demand and our production cycle; and (v) other factors described from time to time in our Securities and Exchange Commission filings. We do not intend to update the forward-looking statements contained in this report other than as required by law. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of our financial statements as of May 31, 2019 remain unchanged from November 30, 2018 with the exception of the addition of a critical accounting policy regarding revenue recognition from contracts with customers, which is set forth below. Disclosure of these critical accounting policies is incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2018.

Revenue from Contracts with Customers

Effective December 1, 2018 we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and is to be applied retrospectively, with early application not permitted. We adopted ASC 606 for fiscal 2019, including interim periods within that reporting period.

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

Our revenues primarily result from contracts with customers. The agricultural products and tools segments generally execute short-term contracts that contain a single performance obligation – the delivery of product to the common carrier. We recognize revenue for the production and sale of farm equipment, service parts, and cutting tools upon shipment of the good(s). The modular buildings segment executes contracts with customers that can be short or long-term in nature. These contracts can have multiple performance obligations and revenue from these can be recognized over time or at a point in time depending on the nature of the contracts. Payment terms generally are short-term and vary by customer and segment. Our implementation process for ASC 606 included modifications to the contracts of the modular buildings segment.

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

We, upon adoption of ASC 606, have increased the amount of required disclosures in the notes to our financial statements, including but not limited to:

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

Results of Operations – Continuing Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for continuing operations for the three- and six-month periods ended May 31, 2019 were $5,747,000 and $9,871,000, respectively, compared to $5,294,000 and $10,660,000 during the same respective periods in fiscal 2018, a $453,000 or 8.6%, increase for the three months and a $789,000, or 7.4%, decrease for the six months. The three month increase in revenue is due to an $8.4 million project at our modular buildings segment that began in the second quarter of fiscal 2019 and increased demand at our tools segment. Consolidated gross margin for the three-month period ended May 31, 2019 was 16.7% compared to 20.9% for the same period in fiscal 2018. Consolidated gross margin for the six-month period ended May 31, 2019 was 15.8% compared to 21.2% for the same period in fiscal 2018. This overall decreased gross margin is attributable to decreased gross margin in both our agricultural products and modular buildings segment, as discussed in further detail below.

Our second quarter sales in our agricultural products segment were $3,637,000 compared to $3,937,000 during the same period of fiscal 2018, a decrease of $300,000, or 7.6%. Our year-to-date agricultural product sales were $6,247,000 compared to $7,866,000 during the same period in fiscal 2018, a decrease of $1,619,000, or 20.6%. This decrease was driven by a difficult sales climate due to spring flooding across the United States, with many farmers planting on historically late dates and some concern that the crops may not be planted at all. Due to the uncertainty of 2019 crops, we saw decreased revenue on portable feed equipment and forage and receiver boxes. Additionally, the liquidation of our Canadian subsidiary accounted for a decrease of approximately $420,000 in sales in 2019. Moreover, our year-to-date fiscal 2018 revenue reflects liquidation of an old model of manure spreader, which was sold at a decreased margin, and OEM blower revenue of approximately $262,000 that was not repeated in fiscal 2019 as our OEM blower customer elected not to purchase any blowers from us in 2019 due to slow-moving inventory on their dealer lots relating to poor agricultural market conditions. Despite the overall sales decrease, we did see increased sales for the six months ended May 31, 2019 in land maintenance equipment, plows, beet equipment, reels and dump boxes compared to the same period in fiscal 2018. Gross margin for our agricultural products segment for the three-month period ended May 31, 2019 was 17.9% compared to 22.6% for the same period in fiscal 2018. Gross margin for our agricultural products segment for the six-month period ended May 31, 2019 was 15.8% compared to 21.9% for the same period in fiscal 2018. Our gross margin in fiscal 2019 reflects pressure from lower revenue available to cover our fixed overhead and decreased plant efficiency from a year ago due to new operations leadership diverting resources to implement changes that we believe will have long-term benefits. Some of these changes include warehouse reorganization to decrease material handling travel time and to improve inventory accuracy and a material review board to review parts before they are scrapped.

Our second quarter sales in our modular buildings segment were $1,558,000 compared to $834,000 for the same period in fiscal 2018, an increase of $724,000, or 86.8%. Our year-to-date sales in our modular buildings segment were $2,580,000 compared to $1,573,000 for the same period in fiscal 2018, an increase of $1,007,000, or 64.0%. Our year-to-date increase in revenue is largely attributable to an $8.4 million project that began in the second quarter of fiscal 2019 and an increase in modular building lease revenue. Gross margin for the three- and six-month periods ended May 31, 2019 was 9.4% and 10.3%, respectively, compared to 10.0% and 12.7% for the same respective periods in fiscal 2018. The slight decrease in gross margin is due to increased costs associated with new production staff hired to fill large project needs coupled with an increase in depreciation on leased buildings put into service in fiscal 2018.

Our tools segment had sales of $552,000 and $1,044,000 during the three- and six-month periods ended May 31, 2019, respectively, compared to $523,000 and $1,221,000 for the same respective periods in fiscal 2018, a 5.5% increase and a 14.5% decrease, respectively. The year-to-date decrease is mainly due to the loss of a large volume customer at the end of the first quarter of fiscal 2018. Gross margin was 27.9% and 28.6% for the three- and six-month periods ended May 31, 2019, respectively, compared to 25.6% and 27.9% for the same respective periods in fiscal 2018. Our increased gross margin is due to improved efficiency by our workforce in 2019.

Expenses

Our second quarter consolidated selling expenses were $397,000 compared to $488,000 for the same period in fiscal 2018. Our year-to-date selling expenses were $741,000 in fiscal 2019 compared to $973,000 for the same period in fiscal 2018. The decrease in selling expenses is due to lower commissions paid in our agricultural products and tools segments due to fewer sales, the shift of our advertising strategy from print to digital, attendance in fewer tradeshows in fiscal 2019 and cuts made to indirect labor in fiscal 2019. Selling expenses as a percentage of sales were 6.9% and 7.5% for the three- and six-month periods ended May 31, 2019, respectively, compared to 9.2% and 9.1% for the same respective periods in fiscal 2018.

Consolidated engineering expenses were $117,000 and $264,000 for the three- and six-month periods ended May 31, 2019, respectively, compared to $128,000 and $257,000 for the same respective periods in fiscal 2018. The decrease in engineering expenses for the three months ended May 31, 2019 is due to having one less engineer on staff in fiscal 2019. The increase in engineering expense year-to-date is due to research and development expenses related to our hammer blower and commercial forage box that were incurred in the first quarter of fiscal 2019. Engineering expenses as a percentage of sales were 2.0% and 2.7% for the three- and six-month periods ended May 31, 2019, respectively, compared to 2.4% and 2.4% for the same periods in fiscal 2018.

Consolidated administrative expenses for the three- and six-month periods ended May 31, 2019 were $814,000 and $1,651,000, respectively, compared to $950,000 and $1,798,000 for the same respective periods in fiscal 2018. These decreases are largely due to cuts made to administrative staff at the start of fiscal 2019 and a decrease in temporary staffing at our tools segment location from a year ago. Administrative expenses as a percentage of sales were 14.2% and 16.7% for the three- and six-month periods ended May 31, 2019, respectively, compared to 17.9% and 16.9% for the same respective periods in fiscal 2018.

(Loss) from Continuing Operations

Consolidated net (loss) from continuing operations before income taxes was $(459,000) for the three-month period and $(1,240,000) for the six-month period ended May 31, 2019 compared to net (loss) from continuing operations before income taxes of $(780,000) and $(1,085,000) for the same respective periods in fiscal 2018. The decreased net (loss) from continuing operations before income taxes for the three months ended May 31, 2019 is due to increased revenue in our modular buildings segment related to our $8.4 million project, cuts made to our selling expenses and reduction of indirect labor in fiscal 2019. The increase in our net (loss) year-to-date is primarily related to a decrease in revenue from our agricultural products segment due to continued difficult agricultural market conditions. Looking forward, corn prices are starting to rise as uncertainty looms about crop yields in 2019 due to wet field conditions, and we are optimistic this will have a positive impact on the second half of fiscal 2019. We expect to continue to cut costs and solidify our processes in order to maximize our stockholder value during this time of rough agricultural outlook.

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

Order Backlog

The consolidated order backlog net of discounts for continuing operations as of July 6, 2019 was $8,446,000 compared to $3,175,000 as of July 6, 2018. The agricultural products segment order backlog was $1,369,000 as of July 6, 2019 compared to $2,495,000 in fiscal 2018. The decrease in backlog is due to economic uncertainty from early spring flooding affecting 2019 planting and the early completion of our beet equipment that typically ships in the third quarter of each year. The backlog for the modular buildings segment was $6,914,000 as of July 6, 2019, compared to $465,000 in fiscal 2018. This increase in backlog is due to a modular research facility contracted at $8.4 million that is scheduled to be complete entirely in 2019. The backlog for the tools segment was $163,000 as of July 6, 2019 compared to $216,000 in fiscal 2018. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Results of Operations – Discontinued Operations

During the third quarter of fiscal 2016, we made the decision to exit the pressurized vessels industry. On March 29, 2018 we disposed of the remaining assets of our pressurized vessels segment at a selling price of $1,500,000.

Liquidity and Capital Resources

Our primary source of funds for the six months ended May 31, 2019 was cash generated by investing activities, which includes the proceeds from the sale of our prior facility in West Union, Iowa. Under operating activities, our contracts in progress from our modular buildings segment provided a significant cash inflow by utilizing a favorable draw schedule on our $8.4 million project. Our fall beet pre-order program also was a significant source of operating funds as we incentivize down payments by offering a discount to purchase price. Operations was our primary use of cash for the first quarter of fiscal 2019. We expect our primary capital needs for the remainder of fiscal 2019 to relate to operating costs, primarily production and contract fulfilment, and retirement of debt.

We have a $5,000,000 revolving line of credit with Bank Midwest that, as of May 31, 2019, had an outstanding principal balance of $3,599,530. The line of credit is scheduled to mature on March 30, 2020 if no earlier demand is made.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

Effective March 30, 2019, we renewed our $5,000,000 revolving line of credit with Bank Midwest. The revolving line of credit is payable upon demand by Bank Midwest, and monthly interest-only payments are required. If no earlier demand is made, the unpaid principal and accrued interest is due on March 30, 2020. The updated Promissory Note with Bank Midwest is included as Exhibit 10.1 hereto and is incorporated herein by reference.

Item 6.   Exhibits.

Exhibit No.	Description
10.1	Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated March 30, 2019 – filed herewith.
31.1	Certificate of Chief Executive Officer and Interim Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certificate of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
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

ART’S-WAY MANUFACTURING CO., INC.

Date: July 11, 2019	By: /s/ Carrie L. Gunnerson
Carrie L. Gunnerson
President, Chief Executive Officer and Interim Chief Financial Officer