Form 10-Q
period 2019-08-31
ARTS WAY MANUFACTURING CO INC
filed 2019-10-10
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2019

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 000-05131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

DELAWARE	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5556 Highway 9 Armstrong, Iowa 50514
(Address of principal executive offices) (Zip Code)

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

Yes [ ]  No [x]

Number of common shares outstanding as of October 7, 2019: 4,298,212

Art’s-Way Manufacturing Co., Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	August 31, 2019	November 30, 2018
Assets
Current assets:
Cash	$5,045	$3,512
Accounts receivable-customers, net of allowance for doubtful accounts of $24,654 and $25,100 in 2019 and 2018, respectively	2,502,390	1,537,113
Inventories, net	9,762,914	10,257,102
Cost and profit in excess of billings	80,727	99,287
Net investment in sales-type leases, current	152,524	123,055
Other current assets	234,510	125,089
Total current assets	12,738,110	12,145,158
Property, plant, and equipment, net	5,465,620	5,647,485
Assets held for lease, net	759,640	1,870,125
Deferred income taxes	1,795,256	1,432,422
Net investment in sales-type leases, long-term	36,853	153,787
Other assets	72,517	76,497
Total assets	$20,867,996	$21,325,474
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,035,257	$802,062
Customer deposits	260,000	145,632
Billings in excess of cost and profit	1,315,877	185,014
Income taxes payable	6,400	6,400
Accrued expenses	955,897	893,284
Line of credit	2,909,530	3,505,530
Current portion of long-term debt	84,319	227,459
Total current liabilities	6,567,280	5,765,381
Long-term liabilities
Long-term debt, excluding current portion	2,372,184	2,523,018
Total liabilities	8,939,464	8,288,399
Commitments and Contingencies (Notes 9 and 10)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2019 and 2018; issued 0 shares in 2019 and 2018.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2019 and 2018; issued 4,316,087 in 2019 and 4,225,050 in 2018	43,161	42,250
Additional paid-in capital	3,214,766	3,055,632
Retained earnings	8,715,738	9,966,928
Treasury stock, at cost (17,875 in 2019 and 9,286 in 2018 shares)	(45,133)	(27,735)
Total stockholders’ equity	11,928,532	13,037,075
Total liabilities and stockholders’ equity	$20,867,996	$21,325,474

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
Sales	$5,503,622	$5,280,269	$15,375,104	$15,940,268
Cost of goods sold	4,498,800	4,105,012	12,806,444	12,504,621
Gross profit	1,004,822	1,175,257	2,568,660	3,435,647
Expenses:
Engineering	116,153	201,845	380,139	458,447
Selling	378,811	475,604	1,119,428	1,448,124
General and administrative	814,702	857,740	2,466,073	2,655,844
Impairment of asset held for lease	-	199,175	-	199,175
Total expenses	1,309,666	1,734,364	3,965,640	4,761,590
Income (Loss) from operations	(304,844)	(559,107)	(1,396,980)	(1,325,943)
Other income (expense):
Interest expense	(89,208)	(82,058)	(274,649)	(220,445)
Other	24,082	(307,735)	61,997	(487,850)
Total other income (expense)	(65,126)	(389,793)	(212,652)	(708,295)
Income (Loss) from continuing operations before income taxes	(369,970)	(948,900)	(1,609,632)	(2,034,238)
Income tax expense (benefit)	(80,754)	(182,184)	(358,442)	(86,145)
Income (Loss) from continuing operations	(289,216)	(766,716)	(1,251,190)	(1,948,093)
Discontinued Operations
Income (loss) from operations of discontinued segment	-	-	-	(67,177)
Income tax expense (benefit)	-	-	-	(16,324)
Income (Loss) on discontinued operations	-	-	-	(50,853)
Net Income (Loss)	(289,216)	(766,716)	(1,251,190)	(1,998,946)

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
Net Income (Loss)	$(289,216)	$(766,716)	$(1,251,190)	$(1,998,946)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	-	-	-	3,830
Release of cumulative translation adjustment due to substantial liquidation of a foreign entity	-	-	-	253,180
Total Other Comprehensive Income (Loss)	-	-	-	257,010
Comprehensive (Loss)	$(289,216)	$(766,716)	$(1,251,190)	$(1,741,936)

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Stockholders' Equity
Nine Months Ended August 31, 2019 and 2018
(Unaudited)

	Common Stock		Additional		Other	Treasury Stock
	Number of		paid-in	Retained	Comprensive	Number of
	shares	Par value	capital	earnings	Income (Loss)	shares	Amount	Total

Balance, November 30, 2017	4,158,752	$41,587	$2,859,052	$13,353,830	$(257,010)	1,954	$(6,425)	$15,991,034
Stock based compensation	57,678	577	157,513	-	-	7,332	(21,310)	136,780
Foreign Currency Translation Adjustment	-	-	-	-	3,830	-	-	3,830
Release of cumulative translation adjustment due to substantial liquidation of a foreign entity	-	-	-	-	253,180	-	-	253,180
Net (loss)	-	-	-	(1,998,946)	-	-	-	(1,998,946)
Balance, August 31, 2018	4,216,430	$42,164	$3,016,565	$11,354,884	$-	9,286	$(27,735)	$14,385,878

	Common Stock		Additional		Other	Treasury Stock
	Number of		paid-in	Retained	Comprensive	Number of
	shares	Par value	capital	earnings	Income (Loss)	shares	Amount	Total

Balance, November 30, 2018	4,225,050	$42,250	$3,055,632	$9,966,928	$-	9,286	$(27,735)	$13,037,075
Stock based compensation	91,037	911	159,134	-	-	8,589	(17,398)	142,647
Net (loss)	-	-	-	(1,251,190)	-	-	-	(1,251,190)
Balance, August 31, 2019	4,316,087	$43,161	$3,214,766	$8,715,738	$-	17,875	$(45,133)	$11,928,532

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	August 31, 2019	August 31, 2018
Cash flows from operations:
Net (loss) from continuing operations	$(1,251,190)	$(1,948,093)
Net (loss) from discontinued operations	-	(50,853)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Stock based compensation	160,045	158,090
Loss on release of cumulative translation adjustment	-	253,180
Realized foreign currency loss	-	3,830
Impairment of asset held for lease	-	199,175
(Gain)/Loss on disposal of property, plant, and equipment	(10,000)	(12,084)
Depreciation and amortization expense	774,068	681,939
Bad debt expense (recovery)	(1,402)	(8,090)
Deferred income taxes	(362,834)	(103,854)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(963,875)	(222,783)
Inventories	494,188	489,189
Income taxes receivable		-
Net investment in sales-type leases	87,465	(329,021)
Other assets	(109,422)	100,020
Increase (decrease) in:
Accounts payable	233,195	172,943
Contracts in progress, net	1,149,423	9,056
Customer deposits	114,368	(466,401)
Income taxes payable	-	400
Accrued expenses	62,613	252,748
Net cash provided by (used in) operating activities - continuing operations	376,642	(769,756)
Net cash (used in) operating activities - discontinued operations	-	(89,697)
Net cash provided by (used in) operating activities	376,642	(859,453)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(367,450)	(265,418)
Net proceeds from sale of assets	899,713	52,607
Net cash provided by (used in) investing activities - continuing operations	532,263	(212,811)
Net cash provided by investing activities - discontinued operations	-	1,418,761
Net cash provided by investing activities	532,263	1,205,950
Cash flows from financing activities:
Net change in line of credit	(596,000)	231,000
Repayment of term debt	(293,974)	(164,115)
Repurchases of common stock	(17,398)	(21,310)
Net cash provided by (used in) financing activities - continuing operations	(907,372)	45,575
Net cash (used in) financing activities - discontinued operations	-	(599,584)
Net cash (used in) financing activities	(907,372)	(554,009)
Net increase (decrease) in cash	1,533	(207,512)
Cash at beginning of period	3,512	212,400
Cash at end of period	$5,045	$4,888

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$253,140	$225,249
Income taxes	$3,855	$3,600

Supplemental disclosures of non-cash operating and investing activities:
Transfer of inventory to assets held for lease	$-	$808,766

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2018. The results of operations for the three and nine months ended August 31, 2019 are not necessarily indicative of the results for the fiscal year ending November 30, 2019.

During the second quarter of fiscal 2018, the Company liquidated its investment in its Canadian subsidiary (“International”) by selling off remaining inventory and filing dissolution paperwork. Prior to that liquidation and dissolution, the financial books of the Company’s Canadian operations were kept in the functional currency of Canadian dollars and the financial statements were converted to U.S. Dollars for consolidation. When consolidating the financial results of Canadian operations into U.S. Dollars for reporting purposes, the Company used the All-Current translation method. The All-Current translation method requires the balance sheet assets and liabilities to be translated to U.S. Dollars at the exchange rate as of quarter-end. Stockholders’ equity was translated at historical exchange rates and retained earnings were translated at an average exchange rate for the period. Additionally, revenue and expenses were translated at average exchange rates for the periods presented. The resulting cumulative translation adjustment was carried on the balance sheet and was recorded in stockholders’ equity. Following the liquidation and dissolution of International, the cumulative translation adjustment carried on the balance sheet was released into net income under other income (expense), and the financial statements will no longer need translation each period. Since no income tax benefit was received from liquidation and dissolution, the cumulative translation adjustment was not tax adjusted.

Lessor Accounting and Sales-Type Leases

Modular buildings held for short term lease by the modular buildings segment are recorded at cost. Amortization of each modular building is calculated over the useful life of the building. Estimated useful life is three to five years. Lease revenue is accounted for on a straight-line basis over the term of the related lease agreement. Lease income for modular buildings is included in sales on the consolidated statements of operations.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three and nine months ended August 31, 2019. Actual results could differ from those estimates.

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

The Company’s revenues primarily result from contracts with customers. The major sources of revenue for the agricultural products and tools segments are farm equipment, service parts related to farm equipment and steel cutting tools and inserts. The agricultural products and tools segments generally execute short-term contracts that contain a single performance obligation – the delivery of product to the common carrier. The Company recognizes revenue for the production and sale of farm equipment, service parts and cutting tools upon shipment of the good(s). The agricultural products and tools segments each typically require payment in full 30 days after the ship date. To take advantage of program discounts, some customers pay deposits up front. Any deposits received increase contract liabilities. The modular buildings segment executes contracts with customers that can be short- or long-term in nature. These contracts can have multiple performance obligations and revenue from these can be recognized over time or at a point in time depending on the nature of the contracts. Payment terms for the modular buildings segment vary by contract, but typically utilize money down and progress payments throughout the life of the contract. The payment terms of the modular buildings segment have the most impact on the Company’s contract receivables, contract assets and contract liabilities. Project invoicing from the modular buildings segment increases contract receivables and has an effect on contract liabilities through billings in excess of costs and estimated gross profit and advanced payments. The balance of contract assets is typically made up of the balance of costs in and estimated gross profit in excess of billings. The major source of revenue for the modular buildings segment is modular building sales. Sales of modular buildings are generally recognized using input methods to measure progress towards the satisfaction of a performance obligation using the percentage of completion method. Stock modular building sales also occur and are recognized at a point in time when the performance obligation is fulfilled through substantial completion. Substantial completion is achieved through customer acceptance of the completed building.

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

	Three Months Ended August 31, 2019
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$2,392,000	$-	$-	$2,392,000
Farm equipment service parts	666,000	-	-	666,000
Steel cutting tools and inserts	-	-	499,000	499,000
Modular buildings	-	1,607,000	-	1,607,000
Modular building lease income	-	165,000	-	165,000
Other	136,000	30,000	9,000	175,000
	$3,194,000	$1,802,000	$508,000	$5,504,000

	Three Months Ended August 31, 2018
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$3,005,000	$-	$-	$3,005,000
Farm equipment service parts	768,000	-	-	768,000
Steel cutting tools and inserts	-	-	586,000	586,000
Modular buildings	-	568,000	-	568,000
Modular building lease income	-	126,000	-	126,000
Other	140,000	79,000	8,000	227,000
	$3,913,000	$773,000	$594,000	$5,280,000

	Nine Months Ended August 31, 2019
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$7,274,000	$-	$-	$7,274,000
Farm equipment service parts	1,880,000	-	-	1,880,000
Steel cutting tools and inserts	-	-	1,527,000	1,527,000
Modular buildings	-	3,773,000	-	3,773,000
Modular building lease income	-	512,000	-	512,000
Other	287,000	97,000	25,000	409,000
	$9,441,000	$4,382,000	$1,552,000	$15,375,000

	Nine Months Ended August 31, 2018
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$9,395,000	$-	$-	$9,395,000
Farm equipment service parts	2,036,000	-	-	2,036,000
Steel cutting tools and inserts	-	-	1,789,000	1,789,000
Modular buildings	-	1,981,200	-	1,981,200
Modular building lease income	-	242,000	-	242,000
Other	347,000	122,800	27,000	496,800
	$11,778,000	$2,346,000	$1,816,000	$15,940,000

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers included on the Condensed Consolidated Balance Sheets.

	August 31, 2019	November 30, 2018
Receivables	$1,074,000	$159,000
Assets	81,000	99,000
Liabilities	1,483,000	185,000

The amount of revenue recognized in the first nine months of fiscal 2019 that was included in a contract liability at November 30, 2018 was approximately $185,000 compared to $516,217 in the same period of fiscal 2018. The significant change in contract receivables reflected above is due to a large milestone invoice from the modular buildings segment. This invoice also affected contract liabilities by increasing billings in excess of costs and estimated gross profit at August 31, 2019. Swings in contract assets from November 30, 2018 are due to changes in costs and estimated gross profit in excess of billings from the modular buildings segment.

The Company will utilize the practical expedient exception for these contracts and will report only on performance obligations greater than one year. As of August 31, 2019, the Company has no performance obligations with an original expected duration greater than one year.

4)	Discontinued Operations

Effective October 31, 2016, the Company discontinued the operations of its pressurized vessels segment in order to focus its efforts and resources on the business segments that have historically been more successful and that are expected to present greater opportunities for meaningful long-term shareholder returns. On March 29, 2018, the remaining assets of this segment, consisting of real estate assets, were disposed of at a selling price of $1,500,000.

As the pressurized vessels segment was a unique business unit of the Company, its liquidation was a strategic shift. In accordance with ASC Topic 360, the Company has classified this segment as discontinued operations for all periods presented.

Income (loss) from discontinued operations, before tax in the accompanying Condensed Consolidated Statements of Operations is comprised of the following:

Nine Months Ended
August 31, 2018
Revenue from external customers	$-
Gross Profit	-
Operating Expense	51,133
Income (loss) from operations	(51,133)
Income (loss) before tax	(67,177)

There were no components of discontinued operations in the accompanying Condensed Consolidated Balance Sheets as of August 31, 2019 or November 30, 2018.

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

Basic and diluted net income (loss) per share have been computed based on the following as of August 31, 2019 and August 31, 2018:

	For the Three Months Ended
	August 31, 2019	August 31, 2018
Numerator for basic and diluted net income (loss) per share:
Net income (loss) from continuing operations	$(289,216)	$(766,716)
Net income (loss) from discontinued operations	-	-
Net income (loss)	$(289,216)	$(766,716)

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	4,309,587	4,209,445
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	4,309,587	4,209,445

Net Income (Loss) per share - Basic:
Continuing Operations	$(0.07)	$(0.18)
Discontinued Operations	$-	$-
Net Income (Loss) per share	$(0.07)	$(0.18)

Net Income (Loss) per share - Diluted:
Continuing Operations	$(0.07)	$(0.18)
Discontinued Operations	$-	$-
Net Income (Loss) per share	$(0.07)	$(0.18)

	For the Nine Months Ended
	August 31, 2019	August 31, 2018
Numerator for basic and diluted net income (loss) per share:
Net income (loss) from continuing operations	$(1,251,190)	$(1,948,093)
Net income (loss) from discontinued operations	-	(50,853)
Net income (loss)	$(1,251,190)	$(1,998,946)

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	4,285,535	4,198,250
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	4,285,535	4,198,250

Net Income (Loss) per share - Basic:
Continuing Operations	$(0.29)	$(0.46)
Discontinued Operations	$-	$(0.01)
Net Income (Loss) per share	$(0.29)	$(0.47)

Net Income (Loss) per share - Diluted:
Continuing Operations	$(0.29)	$(0.46)
Discontinued Operations	$-	$(0.01)
Net Income (Loss) per share	$(0.29)	$(0.47)

6)	Inventory

Major classes of inventory are:

	August 31, 2019	November 30, 2018
Raw materials	$7,341,067	$7,825,278
Work in process	451,970	272,302
Finished goods	4,648,778	5,051,330
Gross inventory	$12,441,815	$13,148,910
Less: Reserves	(2,678,901)	(2,891,808)
Net Inventory	$9,762,914	$10,257,102

7)	Accrued Expenses

Major components of accrued expenses are:

	August 31, 2019	November 30, 2018
Salaries, wages, and commissions	$529,072	$448,737
Accrued warranty expense	140,835	96,786
Other	285,990	347,761
	$955,897	$893,284

8)	Assets Held for Lease

Major components of assets held for lease are:

	August 31, 2019	November 30, 2018
West Union Facility	$-	$878,079
Modular Buildings	759,640	992,046
Net assets held for lease	$759,640	$1,870,125

Rents recognized from assets held for lease included in sales on the Consolidated Statements of Operations during the three and nine months ended August 31, 2019 were $164,508 and $512,017, respectively, compared to $126,248 and $241,766 for the same respective periods in fiscal 2018. Rents recognized in sales were related to the leasing of modular buildings as a part of the normal course of business operations of the modular buildings segment. Rents recognized from assets held for lease included in other income (expense) on the Consolidated Statements of Operations during the three and nine months ended August 31, 2019 were $0 and $2,500, respectively, compared to $0 and $38,180 for the same respective periods in fiscal 2018. Rents related to the West Union facility in the agricultural products segment were recognized in other income as such income was outside of the scope of this segment’s normal business operations. The West Union facility was sold on December 14, 2018 for $900,000.

Future minimum lease receipts from assets held for lease are as follows:

Future Minimum Leased Assets
Year Ending November 30,	Amount
2019	$163,008
2020	283,989
Total	$446,997

9)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. Product warranty is included in the price of the product and provides assurance that the product will function in accordance with agreed-upon specifications. It does not represent a separate performance obligation under ASC 606. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 7 “Accrued Expenses.” Changes in the Company’s product warranty liability for the three and nine months ended August 31, 2019 and August 31, 2018 are as follows:

	For the Three Months Ended
	August 31, 2019	August 31, 2018
Balance, beginning	$89,637	$71,216
Settlements / adjustments	(42,691)	(73,108)
Warranties issued	93,889	73,155
Balance, ending	$140,835	$71,263

	For the Nine Months Ended
	August 31, 2019	August 31, 2018
Balance, beginning	$96,786	$68,452
Settlements / adjustments	(237,629)	(214,674)
Warranties issued	281,678	217,485
Balance, ending	$140,835	$71,263

10)	Loan and Credit Agreements

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

On August 31, 2019, the balance of the 2017 Line of Credit was $2,909,530 with $2,090,470 remaining available, as may be limited by the borrowing base calculation. The 2017 Line of Credit borrowing base is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of inventory, less any outstanding loan balance on the 2017 Line of Credit. At August 31, 2019, the 2017 Line of Credit was not limited by the borrowing base calculation. Any unpaid principal amount borrowed on the 2017 Line of Credit accrues interest at a floating rate per annum equal to 1.00% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 6.00% per annum. The 2017 Line of Credit was most recently renewed on March 30, 2019. The 2017 Line of Credit is payable upon demand by Bank Midwest, and monthly interest-only payments are required. If no earlier demand is made, the unpaid principal and accrued interest is due on March 30, 2020.

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

On February 13, 2019, the Company opened a $4,000,000 revolving line of credit (the “2019 Line of Credit”) with Bank Midwest in connection with bonding obligations for the Company’s performance of a large modular laboratory construction project. Funds under the 2019 Line of Credit will be undisbursed to the Company and will be held by Bank Midwest in connection with an Irrevocable Letter of Credit issued by Bank Midwest for the project. The 2019 Line of Credit accrues interest at a floating rate per annum equal to 1.00% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 6.00% per annum. The 2019 Line of Credit is payable upon demand by Bank Midwest. If no earlier demand is made, the unpaid principal and accrued interest will be payable in one payment, due on February 13, 2020. As of August 31, 2019, the funds on the 2019 Line of Credit remain undisbursed and are held by Bank Midwest.

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

First National Bank of West Union Term Loan

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

On December 14, 2018, the Company repaid this loan in full in connection with the sale of the West Union, Iowa facility.

A summary of the Company’s term debt is as follows:

	August 31, 2019	November 30, 2018
Bank Midwest loan payable in monthly installments of $17,271 including interest at 5.00%, due October 1, 2037	$2,456,503	$2,517,510
First National Bank of West Union loan payable in monthly installments of $12,500 including interest at 2.75%, due June 1, 2020	-	232,967
Total term debt	$2,456,503	$2,750,477
Less current portion of term debt	84,319	227,459
Term debt, excluding current portion	$2,372,184	$2,523,018

A summary of the minimum maturities of term debt follows for the years ending November 30:

Year	Amount
2019	20,511
2020	85,401
2021	90,179
2022	94,858
2023	99,781
2024 and thereafter	2,065,773
Total Term Debt	$2,456,503

11)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.

On December 22, 2017, the Tax Cuts and Job Act of 2017 was enacted, which reduced the top corporate income tax rate from 35% to 21%. The application of this new rate was recognized in the first quarter of fiscal 2018. Tax expense from continuing operations for the nine months ended August 31, 2018 includes an adjustment of approximately $298,000 related to the revaluation of the Company’s net deferred tax asset at the new statutory rate.

12)	Related Party Transactions

From time to time, the Company purchases various supplies from related parties, which are companies owned by J. Ward McConnell, Jr., the Company’s Vice Chairman of the Board of Directors. Also, J. Ward McConnell, Jr. as a shareholder owning more than 20% of the Company’s outstanding stock, was required to guarantee a portion of the Company’s term debt in accordance with the USDA guarantee on the Company’s term loan. Mr. McConnell is paid a monthly fee for his guarantee. During the three and nine months ended August 31, 2019, the Company recognized expenses of $6,624 and $21,273, respectively, for transactions with a related party, compared to $5,957 and $17,986 for the same respective periods in fiscal 2018. The accrued expenses balance as of August 31, 2019 contains $1,581 due to a related party, compared to $1,633 for the same period in fiscal 2018.

13)	Sales-Type Leases

The components related to sales-type leases at August 31, 2019 and November 30, 2018 are as follows:

	August 31, 2019	November 30, 2018
Minimum lease receivable, current	$174,000	$159,500
Unearned interest income, current	(21,476)	$(36,445)
Net investment in sales-type leases, current	152,524	123,055
Minimum lease receivable, long-term	37,777	$168,277
Unearned interest income, long-term	(924)	$(14,490)
Net investment in sales-type leases, long-term	$36,853	$153,787

Gross revenue recognized in sales from continuing operations on the Consolidated Statements of Operations from commencement of sales-type leases for the three and nine months ended August 31, 2019 was $0 for both periods compared to $0 and $426,542 for the same periods in fiscal 2018.

Future minimum lease receipts from sales-type leases are as follows:

Year Ending November 30,	Amount
2019	$43,500
2020	162,426
2021	5,851
Total	$211,777

14)	Recently Issued Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for all leases with terms of twelve months or greater. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company will adopt this guidance for fiscal 2020 using the modified retrospective approach, including interim periods within that reporting period. Under the modified retrospective approach, the Company will not adjust prior comparative periods. The Company has a moderate amount of leasing activity mainly as the lessee of office equipment and as the lessor of modular rental buildings. The Company expects to recognize a right-of-use asset and lease liability on the balance sheet for office equipment it leases. The Company’s activity as a lessor will remain mostly unaffected by this guidance. The Company expects additional disclosures including but not limited to:

●	Nature of its leases
●	Significant assumptions and judgements used
●	Information about leases that have not yet commenced
●	Related-party lease transactions
●	Accounting policy election regarding short-term leases
●	Finance, operating, short-term and variable lease costs
●	Maturity analysis of operating lease payments, lease receivables and lease obligations
●	Tabular disclosure of lease-related income
●	Components of the net investment in a lease
●	Information on the management of risk associated with residual asset

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

The 2011 Plan permits the plan administrator to award nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance awards, and stock appreciation rights to employees (including officers), directors, and consultants. The Board of Directors has approved a director compensation policy pursuant to which non-employee directors are automatically granted restricted stock awards of 1,000 shares of fully vested common stock annually or initially upon their election to the Board and another 1,000 shares of fully vested common stock on the last business day of each fiscal quarter. During the first nine months of fiscal 2019, restricted stock awards of 72,437 shares were issued to various employees, directors, and consultants, which vest over the next three years, and restricted stock awards of 21,000 were issued to directors as part of the director compensation policy, which vested immediately upon grant. During the first nine months of fiscal 2019, 2,400 shares of restricted stock were forfeited upon departure of certain employees.

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. The Company estimates the fair value of each stock-based option award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. No stock options were granted during the nine months ended August 31, 2019 or in the same respective period of fiscal 2018. The Company incurred a total of $40,601 and $160,045 of stock-based compensation expense for restricted stock awards during the three and nine months ended August 31, 2019, respectively, compared to $46,654 and $158,090 of stock-based compensation expense for restricted stock awards for the same respective periods of fiscal 2018. The Company repurchased 8,589 shares and 7,332 shares from employees in the form of treasury stock as consideration for payroll taxes paid on the employee’s behalf for the nine months ended August 31, 2019 and August 31, 2018, respectively. Stock compensation net of treasury shares repurchased for the nine months ended August 31, 2019 was $142,647 compared to $136,780, for the same period in fiscal 2018.

16)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At August 31, 2019 and November 30, 2018, the carrying amount approximated fair value for cash, accounts receivable, net investment in sales-type leases, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of these instruments. The fair value of the net investment in sales-type leases also approximates recorded value as that is based on discounting future cash flows at rates implicit in the lease. The rates implicit in the lease do not materially differ from current market rates. The fair value of the Company’s installment term loans payable also approximates recorded value because the interest rates charged under the loan terms are not substantially different from current interest rates.

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

	Three Months Ended August 31, 2019
	Agricultural Products	Modular Buildings	Tools	Consolidated*
Revenue from external customers	$3,194,000	$1,802,000	$508,000	$5,504,000
Income (loss) from operations	(435,000)	146,000	(16,000)	(305,000)
Income (loss) before tax	(496,000)	151,000	(25,000)	(370,000)
Total Assets	14,383,000	3,917,000	2,568,000	20,868,000
Capital expenditures	92,000	75,000	15,000	182,000
Depreciation & Amortization	126,000	66,000	32,000	224,000

	Three Months Ended August 31, 2018
	Agricultural Products	Modular Buildings	Tools	Consolidated*
Revenue from external customers	$3,913,000	$773,000	$594,000	$5,280,000
Income (loss) from operations	(450,000)	(141,000)	32,000	(559,000)
Income (loss) before tax	(835,000)	(136,000)	22,000	(949,000)
Total Assets	15,999,000	3,692,000	2,484,000	22,175,000
Capital expenditures	92,000	13,000	-	105,000
Depreciation & Amortization	126,000	116,000	31,000	273,000

	Nine Months Ended August 31, 2019
	Agricultural Products	Modular Buildings	Tools	Consolidated*
Revenue from external customers	$9,441,000	$4,382,000	$1,552,000	$15,375,000
Income (loss) from operations	(1,334,000)	(14,000)	(49,000)	(1,397,000)
Income (loss) before tax	(1,527,000)	(4,000)	(79,000)	(1,610,000)
Total Assets	14,383,000	3,917,000	2,568,000	20,868,000
Capital expenditures	201,000	123,000	43,000	367,000
Depreciation & Amortization	375,000	303,000	96,000	774,000

	Nine Months Ended August 31, 2018
	Agricultural Products	Modular Buildings	Tools	Consolidated*
Revenue from external customers	$11,778,000	$2,346,000	$1,816,000	$15,940,000
Income (loss) from operations	(988,000)	(347,000)	9,000	(1,326,000)
Income (loss) before tax	(1,680,000)	(330,000)	(24,000)	(2,034,000)
Total Assets	15,999,000	3,692,000	2,484,000	22,175,000
Capital expenditures	163,000	99,000	4,000	266,000
Depreciation & Amortization	391,000	196,000	95,000	682,000

*The consolidated total in the tables is a sum of segment figures and may not tie to actual figures in the condensed consolidated financial statements due to rounding.

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

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of our financial statements as of August 31, 2019 remain unchanged from November 30, 2018 with the exception of the addition of a critical accounting policy regarding revenue recognition from contracts with customers, which is set forth below. Disclosure of these critical accounting policies is incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2018.

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

Results of Operations – Continuing Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for continuing operations for the three- and nine-month periods ended August 31, 2019 were $5,504,000 and $15,375,000, respectively, compared to $5,280,000 and $15,940,000 during the same respective periods in fiscal 2018, a $224,000, or 4.2%, increase for the three months and a $565,000, or 3.5%, decrease for the nine months. The increase for the three months is primarily due to an increase in revenue from our modular buildings segment due to a large contract. This contract is approximately 31% complete and is expected to carry over into the spring of 2020. Consolidated gross margin for the three-month period ended August 31, 2019 was 18.3% compared to 22.3% for the same period in fiscal 2018. Consolidated gross margin for the nine-month period ended August 31, 2019 was 16.7% compared to 21.6% for the same period in fiscal 2018. This overall decreased gross margin is attributable to decreased gross margin in both our agricultural products and modular buildings segments, as discussed in further detail below.

Our third quarter sales at our agricultural products segment were $3,194,000 compared to $3,913,000 during the same period of 2018, a decrease of $719,000, or 18.4%. Our year-to-date sales from our agricultural products segment were $9,441,000 compared to $11,778,000 during the same period in fiscal 2018, a decrease of $2,337,000, or 19.8%. Our three-month decrease in revenue is due to crop uncertainty driven by spring flooding across the United States. Many farmers planted on historically late dates during the 2019 planting season, which drove a decrease in demand for our portable feed equipment. The year-to-date decrease in sales is due to decreased demand for portable feed equipment, forage and receiver boxes, and UHC reels. Additionally, the liquidation of our Canadian subsidiary accounted for a decrease of approximately $420,000 in sales in fiscal 2019. Moreover, our year-to-date fiscal 2018 revenue reflects liquidation of an old model of manure spreader, which was sold at a decreased margin, and OEM blower revenue of approximately $262,000 that was not repeated in fiscal 2019 as our OEM blower customer elected not to purchase any blowers from us in fiscal 2019 due to slow-moving inventory on their dealer lots relating to poor agricultural market conditions. Despite the overall sales decrease, we did see increased sales for the nine months ended August 31, 2019 in land maintenance equipment, plows, beet equipment, bale processors and dump boxes compared to the same period in fiscal 2018. Gross margin for our agricultural products segment for the three-month period ended August 31, 2019 was 15.7% compared to 21.6% for the same period in fiscal 2018. Gross margin for our agricultural products segment for the nine-month period ended August 31, 2019 was 15.7% compared to 21.8% for the same period in fiscal 2018. The decrease in gross margin in fiscal 2019 is due to lower revenues with less variable margin to absorb fixed costs coupled with labor inefficiencies in our plant. With the absence of steady demand for portable feed equipment, our most efficient equipment to build, we have struggled to gain operational efficiencies that are generally gained by continued production of a single product. Our efficiency has also been affected by the diversion of direct labor for operational changes that will have long-term benefits. We have partially completed warehouse reorganization, which we expect will improve inventory accuracy and decrease travel time for material handlers and machine operators. We have also implemented a material review board to decrease scrap and eliminate production errors. We believe our continued operational improvement projects will put us in a position to meet increased demand in an improved agriculture economy.

Our third quarter sales at our modular buildings segment were $1,802,000 compared to $773,000 for the same period in 2018, an increase of $1,029,000, or 133.1%. Our year-to-date sales from our modular buildings segment were $4,382,000 compared to $2,346,000 for the same period in 2018, an increase of $2,036,000, or 86.8%. Our increase in revenue is largely attributable to a $8.5 million project that began in the spring of 2019 and increased lease revenue from modular building rentals. Gross margin for the three- and nine-month periods ended August 31, 2019 was 20.0% and 14.7% compared to 15.8% and 13.7% for the same respective periods in fiscal 2018. The increase in gross margin is due to increased revenue from leasing and modular construction providing more variable margin to cover fixed costs.

Our tools segment had sales of $508,000 and $1,552,000 during the three- and nine-month periods ended August 31, 2019 compared to $594,000 and $1,816,000 for the same respective periods in fiscal 2018, a 14.5% decrease for both the three- and nine-month periods. The year to date decrease is primarily due to the loss of a large volume customer at the end of the first quarter of fiscal 2018. Gross margin was 28.0% and 28.4% for the three- and nine-month periods ended August 31, 2019 compared to 34.7% and 30.1% for the same respective periods in fiscal 2018. Our decreased gross margin for the nine-months is largely due to lower revenues with less variable margin to absorb fixed costs.

Expenses

Our third quarter consolidated selling expenses were $379,000 compared to $476,000 for the same period in fiscal 2018. Our year-to-date selling expenses were $1,119,000 compared to $1,448,000 for the same period in fiscal 2018. The decrease in selling expenses is due to decreased commissions as a result of lower sales along with refocused marketing techniques. Our new marketing efforts include a shift to social media from more expensive print advertisements along with less participation in trade shows in fiscal 2019. Selling expenses as a percentage of sales were 6.9% and 7.3% for the three- and nine-month periods ended August 31, 2019 compared to 9.0% and 9.1% for the same respective periods in fiscal 2018.

Consolidated engineering expenses were $116,000 and $380,000 for the three- and nine-month periods ended August 31, 2019 compared to $202,000 and $458,000 for the same respective periods in fiscal 2018. The decrease in engineering expenses is related to lower research and development costs in fiscal 2019 due to an internal focus on process improvement and product cost reductions. We also moved an hourly engineer into a production role and reduced our salaried staff. Engineering expenses as a percentage of sales were 2.1% and 2.5% for the three- and nine-month periods ended August 31, 2019 compared to 3.8% and 2.9% for the same respective periods in fiscal 2018.

Consolidated administrative expenses for the three- and nine-month periods ended August 31, 2019 were $815,000 and $2,466,000 compared to $858,000 and $2,656,000 for the same respective periods in fiscal 2018. The decrease in administrative expenses is largely due to a reduction in indirect employees in the agricultural products segment and a reduction in the number of temporary employees used in our tools segment. Administrative expenses as a percentage of sales were 14.8% and 16.0% for the three- and nine-month periods ended August 31, 2019 compared to 16.2% and 16.7% for the same respective periods in fiscal 2018.

(Loss) from Continuing Operations

Consolidated net (loss) from continuing operations before income taxes was $(370,000) for the three-month period and $(1,610,000) for the nine-month period ended August 31, 2019 compared to net (loss) from continuing operations before income taxes of $(949,000) and $(2,034,000) for the same respective periods in fiscal 2018. The decrease in our net (loss) for the quarter and year-to-date is primarily related to the success of our modular buildings segment on an $8.5 million project and elimination of indirect positions at our agricultural products segment. In the third quarter of fiscal 2018, we also incurred costs of $520,000 related to the impairment and mold remediation of our West Union Facility, which were not repeated in fiscal 2019.

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

Order Backlog

The consolidated order backlog net of discounts for continuing operations as of October 6, 2019 was $7,565,000 compared to $1,384,000 as of October 6, 2018. The agricultural products segment order backlog was $1,174,000 as of October 6, 2019 compared to $682,000 in fiscal 2018. The increase in backlog from the agricultural products segment is due to increasing confidence in crop yields following the spring flooding. The backlog for the modular buildings segment was $6,173,000 as of October 6, 2019, compared to $609,000 in fiscal 2018. This increase in backlog is due to a modular research facility contracted at $8.5 million that is scheduled to be completed in the spring of 2020 and a very active modular research sales market. The backlog for the tools segment was $218,000 as of October 6, 2019 compared to $94,000 in fiscal 2018. The increase in backlog for our tools segment is largely due to an OEM agreement that was signed in the third quarter of fiscal 2019. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Results of Operations – Discontinued Operations

During the third quarter of fiscal 2016, we made the decision to exit the pressurized vessels industry. On March 29, 2018 we disposed of the remaining assets of our pressurized vessels segment at a selling price of $1,500,000.

Liquidity and Capital Resources

Our primary source of funds for the nine months ended August 31, 2019 was cash generated by investing activities, which includes the proceeds from the sale of our prior facility in West Union, Iowa. Our operating activities provided positive cash flow by utilizing a favorable draw schedule on our $8.5 million modular building contract and through the reduction of inventory. Financing activities, including the retirement of debt, were our primary uses of cash for the third quarter of fiscal 2019. We expect our primary capital needs for the remainder of fiscal 2019 to relate to operating costs, primarily production and contract fulfilment, and retirement of debt.

We have a $5,000,000 revolving line of credit with Bank Midwest that, as of August 31, 2019, had an outstanding principal balance of $2,909,530. The line of credit is scheduled to mature on March 30, 2020 if no earlier demand is made.

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

ART’S-WAY MANUFACTURING CO., INC.

Date: October 10, 2019	By:	/s/ Carrie L. Gunnerson
Carrie L. Gunnerson
President, Chief Executive Officer and Interim Chief Financial Officer