Form 10-K
period 2019-11-30
ARTS WAY MANUFACTURING CO INC
filed 2020-02-06
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2019

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price on May 31, 2019 as reported on the Nasdaq Stock Market LLC ($2.00 per share), was approximately $4,145,522.

As of January 30, 2020, there were 4,349,642 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Registrant’s 2020 Annual Meeting of Stockholders to be filed within 120 days of November 30, 2019 are incorporated by reference into Part III of this Form 10-K.

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

Information about Art’s-Way can be found on our website, http://www.artsway-mfg.com/. We are not including the information on our corporate website as a part of or incorporating it by reference into this report. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Exchange Act requires us to file periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at http://www.sec.gov.

Business of Our Segments

Agricultural Products

Our Agricultural Products segment, which accounted for 59.0% of our net revenue in the 2019 fiscal year and 72.7% of our net revenue in the 2018 fiscal year, is located primarily in our Armstrong, Iowa facility. This segment manufactures a variety of specialized farm machinery under our own label, including portable and stationary animal feed processing equipment and related attachments used to mill and mix feed grains into custom animal feed rations; a line of hay and forage equipment consisting of forage boxes, blowers, running gear, and dump boxes; a line of portable grain augers; a line of manure spreaders; sugar beet harvesting equipment; a line of land maintenance equipment; moldboard plows; and reels for combines and swathers. We also previously manufactured industrial grade snow blowers under the Agro Trend label, but we sold the Agro Trend product line to Metco, Inc. on December 15, 2017. The Agro Trend line under our Canadian subsidiary accounted for 2% of our sales from continuing operations on our statements of operations for the 2018 fiscal year. We sell our labeled products through independent farm equipment dealers throughout the United States and Canada. In addition, we manufacture and supply silage blowers and reels under original equipment manufacturer (“OEM”) agreements. Sales to our OEM customers accounted for 1% of our consolidated sales for the 2019 fiscal year and 5% of our consolidated sales for the 2018 fiscal year. We also provide after-market service parts that are available to keep our branded and OEM-produced equipment operating to the satisfaction of the end user of our products.

Modular Buildings

Our Modular Buildings segment, which accounted for 31.7% of our net revenue in the 2019 fiscal year and 15.8% of our net revenue in the 2018 fiscal year, is located in Monona, Iowa. This segment produces and sells modular buildings, which are custom-designed to meet the specific research needs of our customers. The buildings we commonly produce range from basic swine buildings to complex containment research laboratories. We plan to continue our focus on providing research facilities for academic research institutions, government research and diagnostic centers, public health institutions and private research and pharmaceutical companies, as those are our primary market sectors. We provide services from start to finish by designing, manufacturing, delivering and installing these facilities to meet customers’ critical requirements. In addition to selling these facilities, we also offer a lease option to customers in need of temporary facilities.

Tools

Our Tools segment, which is located in Canton, Ohio, accounted for 9.3% of our net revenue in the 2019 fiscal year and 11.5% of our net revenue in the 2018 fiscal year. This segment produces and sells standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond), CBN (cubic boron nitride) inserts and tools and OEM specialty tools. The tools are used by manufacturers in various industries to cut and shape various parts, pipes, and fittings. The marketing of the tools is primarily through independent distributors supplying manufacturers with industrial tools and supplies. We plan to continue our focus on providing cutting tools to industries such as automotive, aerospace, oil and gas piping, and appliances.

Our Principal Agricultural Products

From our beginnings as a producer of portable grinder mixers, our Agricultural Products segment has grown through developing several new products and with our acquisitions. In 2012, we acquired the assets of Universal Harvester Co., Inc. (“UHC”) in Ames, Iowa and began selling reels for combines and swathers as UHC by Art’s-Way. In 2013, we acquired the Agro Trend product line based in Clifford, Ontario and we sold Agro Trend industrial snow blowers and agricultural trailers through our Canadian subsidiary. On December 15, 2017, we sold the Agro Trend product line to Metco, Inc. Today, our Agricultural Products segment manufactures a wide array of products relating to feed processing, crop production, augers, manure spreaders, hay and forage, tillage and land management, and sugar beet harvesting equipment. We primarily manufacture products under the Art’s-Way, Miller Pro, Roda, M&W, Badger, and UHC by Art’s-Way brand names. Our Agricultural Products segment also maintains a small volume of OEM work for the industry’s leading manufacturers.

Grinder mixer line. The grinder mixer line represents our original product line. Our founder, Arthur Luscombe, designed the original power take-off unit (“PTO”) powered grinder-mixer prior to our inception. Grinder mixers are used to grind grain and mix in proteins for animal feed. They have several agricultural applications and are commonly used in livestock operations. Our grinder mixers have wide swing radiuses to allow users to reposition the discharge tube from one side of the tank to the other in one step. Our 6105 grinder mixer offers a 105-bushel tank with a 20-inch hammermill. Our 6140 grinder mixer is a medium sized product with a 140-bushel tank, a 20-inch hammermill, and an 8-inch discharge auger. Our 7165 grinder mixer has a large 165- bushel tank with a 26-inch hammermill featuring self-contained hydraulics and 10-inch discharge augers yielding the fastest unload times in the industry. During the 2019 fiscal year, we completed development of the 8215 grinder mixer featuring a 215-bushel tank, which is now the largest in the industry. Our Cattle Maxx rollermill mixer products offer consistent feed grain rations for beef and dairy operations and are available in 105-bushel, 140-bushel, and 165-bushel capacities. We also offer the JR50 and JR75 grinder mixer models for smaller operations featuring 50- and 75-bushel mixing tanks, respectively.

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

Sugar beet harvesting line. Our sugar beet defoliators and harvesters are innovative products in the industry due to our focus on continuous improvement, both in reaction to customer requests and in anticipation of our customers’ needs. Our machines can harvest six, eight, or twelve rows at one time. We were the first manufacturer to introduce a larger, 12-row harvester. We also manufacture a 692Z model, which is a smaller, more contained model, commonly used by smaller producers. Our sugar beet defoliators cut and remove the leaves of the sugar beets without damaging them, and the leaf particles are then incorporated back into the soil. In 2019, we introduced a sonar leveling axle to improve the harvesting capability of our beet equipment.

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

Reels line. In 2012 we purchased the assets of UHC and began selling reels for combines and swathers as UHC by Art’s-Way. These reels have a unique flip over action for self-cleaning in adverse conditions. They are manufactured with extruded aluminum creating a light-weight yet strong reel.

Product Distribution and Markets

We distribute goods for our Agricultural Products segment primarily through a network of approximately 1,100 U.S. and Canadian independent dealers, as well as overseas dealers in the United Kingdom and Australia, whose customers require specialized agricultural machinery. We have sales representation in 48 states and seven Canadian provinces; however, many dealers sell only service parts for our products. Our dealers sell our products to various agricultural and commercial customers. We also maintain a local sales force in our Armstrong, Iowa facility to provide oversight services for our distribution network, communicate with end users, and recruit and train dealers on the uses of our products. Our local service parts staff is available to help customers and dealers with their service parts needs. Our Modular Buildings segment typically sells products customized to the end-user’s requirements directly to the end-user. Our Tools segment distributes products through manufacturers’ representatives, direct sales, and OEM sales channels.

We currently export products to eleven foreign countries. We have been shipping grinder mixers abroad since 2006 and have exported portable rollermills and sugar beet harvesters as well. We continue to strengthen these relationships and intend to develop new international markets. Our international sales accounted for 5.0% of consolidated sales during the 2019 fiscal year.

Backlog. Our backlogs of orders vary on a daily basis. As of January 30, 2020, our Tools segment had approximately $285,000 of backlog, our Modular Buildings segment had approximately $5,106,000 of backlog, and our Agricultural Products segment had a net backlog of approximately $3,592,000. Our backlog is up across all three segments and up approximately 266% in total compared to this same time last year. We expect that our order backlogs will continue to fluctuate as orders are received, filled, or cancelled, and, due to dealer discount arrangements we may enter into from time to time, these figures are not necessarily indicative of future revenue.

Recent Product Developments

During the 2019 fiscal year, development in our Agricultural Products segment consisted of several products. We finalized design on the 8215 grinder mixer which incorporates the quality and traditional features of previous units with our largest capacity in a grinder mixer of 215 bushels. We introduced two new manure spreaders at the end of 2018, the X700 and X900. These units feature a guillotine slop gate for accurate metering and additional capacity due to flared sides. In 2019, we readied and put these units into mass production. We also developed a sonar leveling axle for our sugar beet harvesters in 2019 that tracks harvesting depth to maximize crop extraction. We continued development on our 40-foot commercial forage box, which features a rear unload, has an all-welded design for greater strength and features polished stainless-steel sides. The 40-foot forage box is also welded to a semi-trailer for straight from the field to over-the-road use. We also began the development of a hemp drying box in 2019.

    Our Tools and Modular Buildings segments complete projects based on customer specifications and did not engage in specific product development during the 2019 fiscal year.

Competition

In addition to the competitive strengths of each of our segments described below, we believe our diversified revenue base, sales presence and customer base drawn from these three segments helps to provide protection against competitive factors in any one industry.

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

In addition, in order to capitalize on brand recognition for our Agricultural Products segment, we have numerous product lines produced under our labels and private labels, and we have made strategic acquisitions to strengthen our dealer base. We also provide aftermarket service parts which are available to keep our branded and OEM-produced equipment operating to the satisfaction of the customer. We sell products to customers in the United States and eleven foreign countries through a network of approximately 1,100 independent dealers in the United States and Canada, as well as overseas dealers in the United Kingdom and Australia.

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

Tools

We expect competition in our Tools segment from off shore products that have gained market share over the last twenty years. Our greatest threat continues to be emerging technologies that replace the need for brazed tools. These competitive threats are countered by our ability to offer the widest range of standard carbide tipped brazed tool inventories to be found in North America. These inventories are strategically located in four warehouses across the United States, enabling our customers to receive product quickly with minimal shipping costs. Our ability to produce special, engineered, value-added products in volume with short lead times sets us apart from our competitors. This is most evident in certain segments of the pipe processing industry, where we have been able to establish and maintain market share despite efforts from companies significantly larger than ourselves. In 2019 we expanded our tool offering by entering into an OEM agreement with a specialty tool manufacturer.

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

We have an OEM supplier agreement with Case New Holland (“CNH”) for our Agricultural Products segment. Under the OEM agreement, we have agreed to supply CNH’s requirements for certain feed processing and service parts, primarily blowers, under CNH’s label. The agreement has no minimum requirements and can be cancelled upon certain conditions. The initial term of the agreement with CNH expired in September 2006, but the agreement continues in force until terminated or cancelled by either party. Neither party has terminated or cancelled the agreement as of November 30, 2019. We also sell reels to Honey Bee and Agco under an OEM agreement. For the 2019 fiscal year, sales to OEM customers were approximately 1% of consolidated sales compared to 5% in the 2018 fiscal year.

We do not typically rely on sales to one customer or a small group of customers. During the 2019 fiscal year, one customer accounted for more than 21% of consolidated revenues as the result of a large contract in our Modular Buildings segment. Our highest recurring customer accounted for just under 10% of our consolidated net revenues.

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

We pay royalties for our use of certain manufacturing rights. Under our OEM and supplier agreement with CNH, CNH sold us the license to manufacture, sell, and distribute certain plow products designed by CNH and their replacement and component parts. We pay semi-annual royalty payments based on the invoiced price of each licensed product and service part we sell. We have a licensing royalty agreement with Martin Harvesting, LLC to produce a commercial forage box in exchange for royalty payments in effect until August 2026. Our rights to manufacture and sell this product do not expire, but we will pay a royalty amount based on the sales price of each licensed product we sell. We also have a licensing and royalty agreement with Spreader, LLC to produce a loader mounted spreader in exchange for royalty payments until December 2027.

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

Employees

As of November 30, 2019, we employed approximately 79 employees in our Agricultural Products segment, two of whom were employed on a part-time basis. As of the same date, we had 24 employees in our Tools segment, one of whom was employed on a part-time basis. The majority of the employees in our Tools segment are represented by a union and covered by a collective bargaining agreement. In addition, our Modular Buildings segment employed approximately 22 employees as of the same date, one of whom worked on a part-time basis. These numbers do not necessarily represent peak employment during the 2019 fiscal year.

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

We purchased an office, production, and warehousing facility for our Agricultural Products segment located in West Union, Iowa on approximately 29 acres in the 2010 fiscal year. The property contained approximately 190,000 square feet of usable space. A substantial portion of the facility was leased to third parties during the 2018 fiscal year. This property was sold on December 14, 2018 for $900,000. We recognized an impairment of approximately $216,000 on this property in the 2018 fiscal year.

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

Stockholders

We have two classes of stock, undesignated preferred stock and $0.01 par value common stock. No shares of preferred stock have been issued or are outstanding. As of January 30, 2020, we had 83 common stock stockholders of record, which number does not include stockholders who hold our common stock in street name.

Dividends

We did not pay a dividend during the 2019 or 2018 fiscal years. We expect that the payment of and the amount of any future dividends will depend on our financial condition at that time.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Company

The following table presents the information with respect to purchases made by us for our common stock during the fourth fiscal quarter of 2019:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
September 1 to September 30, 2019	-	$-	N/A	N/A
October 1 to October 31, 2019	-	$-	N/A	N/A
November 1 to November 30, 2019	967	$1.99	N/A	N/A
	967	$1.99

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This report contains forward-looking statements that involve significant risks and uncertainties. The following discussion, which focuses on our results of operations, contains forward-looking information and statements. Actual events or results may differ materially from those indicated or anticipated, as discussed in the section entitled “Forward Looking Statements.” The following discussion of our financial condition and results of operations should also be read in conjunction with our financial statements and notes to financial statements contained in “Item8 . FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” - of this report.

Financial Condition

Fiscal year 2019 proved to be another adverse year in the agricultural sector. We have now seen five consecutive years of decreased net sales for our Agricultural Products segment. At the end of the third fiscal quarter, we found ourselves down approximately 18% in net sales year on year in this segment. By end of the fourth fiscal quarter, we had closed this gap to only be a 6% decrease year on year. Our 2019 fourth fiscal quarter had increased agricultural product sales of 59% year on year and the highest fourth quarter total since our 2014 fiscal year. This strong fourth quarter provides us renewed optimism about the state of the agricultural market. In the 2019 fiscal year, we continued our continuous improvement projects including warehouse reorganization, improved product routings for efficiency and general cost cutting. These projects will improve our operational effectiveness and will allow us to thrive in periods of agricultural economic boom. Despite the struggles in our Agricultural Products segment, our diversification through different industries has helped us tremendously. Our Modular Building segment was profitable in the 2019 fiscal year mainly due a large contract that is approximately 55% complete. This segment carries a strong backlog into 2020 that will provide a great start to our 2020 fiscal year. Our Tools segment did not have a strong year financially but did sign an OEM agreement that has the potential to increase their sales in the 2020 fiscal year.

Our consolidated balance sheet indicates a stable financial position as of November 30, 2019. Despite showing a net loss from continuing operations of $(1,420,000) for the 2019 fiscal year we were able to decrease our total liabilities by $735,000 compared to the 2018 fiscal year. Our total borrowings were reduced by $1,241,000 in fiscal year 2019 compared to fiscal year 2018.

We expect to have access to capital as needed throughout 2020 through the sale of inventory and from the use our line of credit. At November 30, 2019 we had $2,421,470 available on our line of credit. Despite the continued losses, our banking relationship has remained positive through transparency and continued communication. Our working capital remained strong around $6,204,000 in the 2019 fiscal year with a current ratio of 2.19, up eight points from 2018. We continue to put emphasis on reducing our inventory to more manageable levels to decrease carrying costs, implement lean manufacturing practices and improve our inventory turnover. We do not foresee liquidity issues within the next twelve months.

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

We believe that the following represents the most critical accounting policies and estimates used in the preparation of our consolidated financial statements.

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

Revenue Recognition

Effective December 1, 2018 we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective adoption method. The adoption of ASC 606 had no impact on prior year or previously disclosed amounts. In accordance with ASC 606, revenue is measured based on consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract.

Our revenues primarily result from contracts with customers. The major sources of revenue for the Agricultural Products and Tools segments are farm equipment, service parts related to farm equipment and steel cutting tools and inserts. The Agricultural Products and Tools segments generally execute short-term contracts that contain a single performance obligation – the delivery of product to the common carrier. We recognize revenue for the production and sale of farm equipment, service parts and cutting tools upon shipment of the goods. Shipment of the goods is the point in time when risk of ownership and title pass to the buyer. All sales are made to authorized dealers whose application for dealer status has been approved and who have been informed of general sales policies. Any changes in our terms are documented in the most recently published price lists. Pricing is fixed and determinable according to our published equipment and parts price lists. Title to all equipment and parts sold pass to the buyer upon delivery to the carrier and is not subject to a customer acceptance provision. Proof of the passing of title is documented by the signing of the delivery receipt by a representative of the carrier. Post shipment obligations are limited to any claim with respect to the condition of the equipment or parts. The agricultural products and tools segments each typically require payment in full 30 days after the ship date. To take advantage of program discounts, some customers pay deposits up front. Any deposits received are considered unearned revenue and increase contract liabilities.

In certain circumstances, upon the customer’s written request, we may recognize revenue when production is complete, and the goods are ready for shipment. At the buyer’s request, we will bill the buyer upon completing all performance obligations, but before shipment. The buyer dictates that we ship the goods per their direction from our manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that we will segregate the goods from our inventory, such that they are not available to fill other orders. This agreement also specifies that the buyer is required to purchase all goods manufactured under this agreement. Title of the goods will pass to the buyer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the buyer, and the buyer agrees to maintain insurance on the manufactured items that have not yet been shipped. We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both buyer and seller. The credit terms on this agreement are consistent with the credit terms on all other sales. All risks of loss are shouldered by the buyer, and there are no exceptions to the buyer’s commitment to accept and pay for these manufactured goods. Revenues recognized at the completion of production in the 2019 and 2018 fiscal years were approximately $16,000 and $202,000, respectively.

Our Modular Buildings segment is in the construction industry with its major source of revenue arising from modular building sales. Sales of modular buildings are generally recognized using input methods to measure progress towards the satisfaction of a performance obligation using the percentage of completion method. Revenue and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Contract costs consist of direct costs on contracts, including labor, materials, amounts payable to subcontractors and those indirect costs related to contract performance, such as equipment costs, insurance and employee benefits. Contract cost is recorded as incurred, and revisions in contract revenues and cost estimates are reflected in the accounting period when known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Contract losses are recognized when current estimates of total contract revenue and contract cost indicate a loss. Estimated contract costs include any and all costs appropriately allocable to the contract. The provision for these contract losses will be the excess of estimated contract costs over estimated contract revenues. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract change orders, penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. We use significant judgements in determining estimated contract costs and completion percentages throughout the life of the project. Stock modular building sales also occur and are recognized at a point in time when the performance obligation is fulfilled through substantial completion. Substantial completion is achieved through customer acceptance of the completed building. The Modular Buildings segment executes contracts with customers that can be short- or long-term in nature. These contracts can have multiple performance obligations and revenue from these can be recognized over time or at a point in time depending on the nature of the contracts. Payment terms for the Modular Buildings segment vary by contract, but typically utilize money down and progress payments throughout the life of the contract. The payment terms of the Modular Buildings segment have the most impact on our contract receivables, contract assets and contract liabilities. Project invoicing from the Modular Buildings segment increases contract receivables and has an effect on contract liabilities through billings in excess of costs and estimated gross profit and advanced payments. The balance of contract assets is typically made up of the balance of costs in and estimated gross profit in excess of billings. Costs and profit in excess of amounts billed are classified as current assets and billings in excess of cost and profit are classified as current liabilities.

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

For information on product warranty as it applies to ASC 606, refer to Note 9 “Product Warranty,” contained in our financial statements in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this report.

Results of Operations – Continuing Operations

Fiscal Year Ended November 30, 2019 Compared to Fiscal Year Ended November 30, 2018

Our consolidated net sales for continuing operations totaled $22,889,000 for the 2019 fiscal year, which represents a 16.0% increase from our consolidated net sales of $19,727,000 for the 2018 fiscal year. The increase in revenue is due to a 133.5% increase in sales in our Modular Buildings segment due to the progress on a large contract. We experienced approximately a 6% and 7% decrease in sales in our Agricultural Products and Tools segments, respectively, for the 2019 fiscal year. Our consolidated gross profit as a percentage of net sales remained fairly steady at 17.2% in the 2019 fiscal year when compared to 17.8% of net sales in the 2018 fiscal year. We saw an increased gross profit percentage in our Modular Buildings segment while we had slight decreases in gross profit percentage in our Agricultural Products and Tools segments. Our consolidated operating expenses from continuing operations decreased by 17.9%, from $6,607,000 in the 2018 fiscal year to $5,424,000 in the 2019 fiscal year. Because the majority of our corporate general and administrative expenses are borne by our Agricultural Products segment, that segment represented $3,796,000 of our total consolidated operating expenses, while our Modular Buildings segment represented $962,000 and our Tools segment represented $666,000.

Our consolidated operating loss from continuing operations for the 2019 fiscal year was $(1,497,000) compared to $(3,095,000) for the 2018 fiscal year. Our Agricultural Products segment had an operating loss of $(1,599,000), our Modular Buildings segment had operating income of $208,000, and our Tools segment had an operating loss of $(106,000).

Consolidated net loss for the 2019 fiscal year was $(1,420,000) for continuing operations compared to net loss of $(3,336,000) in the 2018 fiscal year for continuing operations, a decrease in loss of $1,916,000. The decreased loss is due to several factors. In the first quarter of the 2018 fiscal year we recognized a loss of approximately $298,000 from the revaluation of our deferred tax asset at the new income tax rates. We also recognized a loss of approximately $253,000 from the liquidation of our Canadian subsidiary related to the cumulative translation adjustment in the second quarter of the 2018 fiscal year. We recognized an impairment of approximately $216,000 on our West Union facility during the third and fourth quarters of the 2018 fiscal year which was equal to the expected loss on the sale of the property. This facility required mold remediation of $235,000 and scrapping of $67,000 of inventory, which was captured in the third quarter of the 2018 fiscal year. We also impaired our goodwill on our Miller Pro product line in the amount of $375,000 in the fourth quarter of the 2018 fiscal year. Moreover, in the fourth quarter of the 2018 fiscal year, management decided to place increased reserves on inventory resulting in expense of approximately $543,000. The revaluation of our deferred tax asset, release of our current translation adjustment, impairment of assets and inventory reserve revaluation were all one-time non-cash expenses that greatly impacted our bottom line in the 2018 fiscal year. We also did not recognize a net loss from our discontinued Pressurized Vessels segment in 2019 compared to $(51,000) in the 2018 fiscal year.

Our effective tax rate for continuing operations for the 2019 and 2018 fiscal years was 19.7% and 13.3%, respectively. The increase in the effective tax rate is due to a onetime adjustment to our deferred tax asset in 2018 from the Tax Cuts and Job Act of 2017 as discussed in Note 1, “Summary of Significant Accounting Policies” to our financial statements in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this report.

Agricultural Products. Our Agricultural Products segment’s sales revenue for the 2019 fiscal year was $13,508,000 compared to $14,344,000 during the 2018 fiscal year, a decrease of $836,000, or 5.8%. We saw decreased demand for our portable feed equipment in 2019, which resulted in decreased sales year on year of $1,329,000. Continued struggles in the dairy market, coupled with market shifts to large cattle operations from the traditional small cattle farmer also contributed to this decrease. Additionally, we also saw a decrease in sales of approximately $451,000 in our UHC reels year on year due to a loss of our primary reel customer after a strategic decision to not offer such customer discounted prices at unfavorable margins to us. Moreover, OEM blower revenue of approximately $262,000 in the 2018 fiscal year was not repeated in the 2019 fiscal year as our OEM blower customer elected not to purchase any blowers from us in fiscal 2019 due to slow-moving inventory on their dealer lots relating to poor agricultural market conditions. While we saw decreased demand in the above product lines, we saw increased demand in dump boxes, land maintenance equipment, bale processors and beet equipment for a combined $1,500,000 increase in sales. At the end of our third fiscal quarter of 2019 our year to date sales were down 18.4% in this segment. Our strongest fourth quarter since the 2014 fiscal year brought us to within approximately 6% of the 2018 fiscal year’s total.   Gross profit percentage for the 2019 fiscal year was 16.3% compared to 17.4% for the 2018 fiscal year. Our decreased gross profit percentage is due largely to a decrease in workforce efficiency. With the absence of steady demand for portable feed equipment, our most efficient equipment to build, we have struggled to gain operational efficiencies that are generally gained by continued production of a single product. Our efficiency has also been affected by the diversion of direct labor for operational changes that will have long-term benefits. We have partially completed warehouse reorganization, which we expect will improve inventory accuracy and decrease travel time for material handlers and machine operators. We have also implemented a material review board to decrease scrap and eliminate production errors. We believe our continued operational improvement projects will put us in a position to meet increased demand in an improved agriculture economy.

Our Agricultural Products segment’s operating expenses for the 2019 fiscal year were $3,796,000 compared to $4,959,000 for the 2018 fiscal year, a decrease of $1,163,000, or 23.5%. In the 2018 fiscal year, operating expenses included one-time non-cash expenses of $216,000 for the impairment of our West Union facility and $375,000 for the impairment of goodwill related to our Miller Pro product line. These expenses were not repeated in the 2019 fiscal year. We also saw decreased selling expense in the 2019 fiscal year due to decreased commissions as a result of lower sales along with refocused marketing techniques. Our new marketing efforts include a shift to social media from more expensive print advertisements along with less participation in trade shows in the 2019 fiscal year. This segment’s operating expenses for the 2019 fiscal year were 28.1% of sales compared to 34.6% of sales for the 2018 fiscal year. Total loss from operations for our Agricultural Products segment during the 2019 fiscal year was $(1,599,000) compared to an operating loss of $(2,462,000) for the 2018 fiscal year, a decrease in loss of $863,000.

Modular Buildings. Our Modular Buildings segment’s net sales for the 2019 fiscal year were $7,260,000 compared to $3,109,000 for the 2018 fiscal year, an increase of $4,151,000, or 133.5%. The increase in sales was attributable to increased operating lease activity in 2019 and progress on a $8.5 million project. Gross profit for the 2019 fiscal year was 16.1% compared to 12.0% during the 2018 fiscal year. The increase in gross profit was largely due to increased revenue providing more variable margin to cover fixed costs. Operating expenses for the 2019 fiscal year were 13.3% of sales compared to 30.2% for the 2018 fiscal year. Total income from operations from our Modular Buildings segment during the 2019 fiscal year was $208,000 compared to an operating loss of $(566,000) in the 2018 fiscal year, a decrease in loss of $774,000.

Tools. Our Tools segment’s net sales for the 2019 fiscal year were $2,121,000 compared to $2,274,000 for the 2018 fiscal year, a decrease of $153,000, or 6.7%. The decrease is primarily due to the loss of a large volume customer near the end of the first fiscal quarter of 2018. This segment began integration of an OEM product line at the end of the fourth fiscal quarter of 2019 that is expected to more than make up for the loss of this customer. Gross profit for the 2019 fiscal year was 26.4% compared to 28.2% for the 2018 fiscal year. Our decreased gross margin for the twelve months is largely due to lower revenues with less variable margin to absorb fixed costs. Operating expenses were $666,000 for the 2019 fiscal year compared to $709,000 for the 2018 fiscal year, a decrease of $43,000, or 6.1%. This decrease is largely related to reduction of commission expense as the result of lower sales levels.

Results of Operations – Discontinued Operations

During the third quarter of the 2016 fiscal year, we made the decision to exit the pressure vessels industry. On March 29, 2018 we disposed of the remaining assets for $1,500,000. We did not have net sales from our Pressurized Vessels segment in the 2019 or 2018 fiscal year. We continued to incur expenses during the 2018 fiscal year due to holding the facility in Dubuque, Iowa. Our pretax loss in the 2018 fiscal year was $(67,000).

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

Liquidity and Capital Resources

Our main source of funds during the 2019 fiscal year was cash generated by operating activities, which was primarily from the sale and reduction of inventory. We did have substantial positive cash flow from investing activities related to the sale of our West Union facility as well. We used approximately $447,000 of cash to update facilities and equipment which includes software and hardware related to information technology advances, transportation equipment, and manufacturing equipment.

We have a Bank Midwest credit facility consisting of a $5,000,000 revolving line of credit, pursuant to which we had borrowed $2,578,530, with $2,421,470 remaining, as of November 30, 2019, and one term loan, which had an outstanding principal balance of $2,435,993 as of November 30, 2019. The revolving line of credit is being used for working capital purposes.

We also had a loan relating to our production facility in West Union, Iowa, from the Iowa Finance Authority, which was paid in full in connection with the sale of the West Union facility on December 14, 2018.

Our loans require us to comply with various covenants, including maintaining certain financial ratios and obtaining prior written consent from Bank Midwest for any investment in, acquisition of, or guaranty relating to another business or entity. We were in compliance with all covenants in place under the Bank Midwest loans as of November 30, 2019 except for the debt service coverage ratio as measured on November 30, 2019. Bank Midwest has issued a waiver forgiving the noncompliance as of November 30, 2019, and no event of default has occurred.

For additional information about our financing activities, please refer to Note 10 “Loan and Credit Agreements” to our financial statements in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this report.

The following table represents our working capital and current ratio for the past two fiscal years:

	Fiscal Year Ended
	November 30, 2019	November 30, 2018
Current Assets	$11,407,230	$12,145,158
Current Liabilities	5,202,764	5,765,381
Working Capital	$6,204,466	$6,379,777

Current Ratio	2.19	2.11

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Art's-Way Manufacturing Co., Inc.

Armstrong, Iowa

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Art's-Way Manufacturing Co., Inc. and Subsidiaries (the Company) as of November 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota

February 6, 2020

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Balance Sheets

	November 30, 2019	November 30, 2018
Assets
Current assets:
Cash	$3,145	$3,512
Accounts receivable-customers, net of allowance for doubtful accounts of $22,925 and $25,100 in 2019 and 2018, respectively	1,679,975	1,537,113
Inventories, net	8,778,507	10,257,102
Cost and profit in excess of billings	726,667	99,287
Net investment in sales-type leases, current	148,005	123,055
Other current assets	70,931	125,089
Total current assets	11,407,230	12,145,158
Property, plant, and equipment, net	5,362,907	5,647,485
Assets held for lease, net	713,782	1,870,125
Deferred income taxes	1,786,048	1,432,422
Net investment in sales-type leases, long-term	5,782	153,787
Other assets	71,189	76,497
Total assets	$19,346,938	$21,325,474
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,205,313	$802,062
Customer deposits	105,363	145,632
Billings in excess of cost and profit	88,931	185,014
Income taxes payable	6,400	6,400
Accrued expenses	1,132,826	893,284
Line of credit	2,578,530	3,505,530
Current portion of long-term debt	85,401	227,459
Total current liabilities	5,202,764	5,765,381
Long-term liabilities
Long-term debt, excluding current portion	2,350,592	2,523,018
Total liabilities	7,553,356	8,288,399
Commitments and Contingencies (Notes 9, 10 and 17)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2019 and 2018; issued and outstanding 0 shares in 2019 and 2018.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2019 and 2018; issued 4,321,087 in 2019 and 4,225,050 in 2018	43,211	42,250
Additional paid-in capital	3,250,087	3,055,632
Retained earnings	8,547,342	9,966,928
Treasury stock, at cost (18,842 in 2019 and 9,286 in 2018 shares)	(47,058)	(27,735)
Total stockholders’ equity	11,793,582	13,037,075
Total liabilities and stockholders’ equity	$19,346,938	$21,325,474

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Operations

	Years Ended
	November 30, 2019	November 30, 2018
Sales	$22,889,173	$19,726,793
Cost of goods sold	18,961,260	16,215,237
Gross profit	3,927,913	3,511,556
Expenses:
Engineering	479,345	640,430
Selling	1,602,006	1,936,147
General and administrative	3,343,443	3,438,981
Impairment of assets	-	591,268
Total expenses	5,424,794	6,606,826
(Loss) from operations	(1,496,881)	(3,095,270)
Other income (expense):
Interest expense	(358,174)	(304,566)
Other	86,235	(446,629)
Total other income (expense)	(271,939)	(751,195)
Income (Loss)	(1,768,820)	(3,846,465)
Income tax (benefit)	(349,234)	(510,416)
(Loss) from continuing operations	(1,419,586)	(3,336,049)
Discontinued Operations
Loss from operations of discontinued segment	-	(67,177)
Income tax benefit	-	(16,324)
Loss on discontinued operations	-	(50,853)
Net (Loss)	(1,419,586)	(3,386,902)

(Loss) per share - Basic:
Continuing Operations	$(0.33)	$(0.80)
Discontinued Operations	$-	$(0.01)
Net Income (Loss) per share	$(0.33)	$(0.81)

(Loss) per share - Diluted:
Continuing Operations	$(0.33)	$(0.80)
Discontinued Operations	$-	$(0.01)
Net Income (Loss) per share	$(0.33)	$(0.81)

Weighted average outstanding shares used to compute basic net loss per share	4,277,375	4,202,836
Weighted average outstanding shares used to compute diluted net loss per share	4,277,375	4,202,836

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Comprehensive Income

	Years Ended
	November 30, 2019	November 30, 2018
Net (Loss)	$(1,419,586)	$(3,386,902)
Other Comprehensive Income (Loss)
Foreign currency translation adjustsments	-	3,830
Release of cumulative translation adjustment due to substantial liquidation of a foreign entity	-	253,180
Total Other Comprehensive Income (Loss)	-	257,010
Comprehensive (Loss)	$(1,419,586)	$(3,129,892)

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Stockholders' Equity
Years Ended November 30, 2019 and 2018

	Common Stock		Additional		Other	Treasury Stock
	Number of		paid-in	Retained	Comprensive	Number of
	shares	Par value	capital	earnings	Income (Loss)	shares	Amount	Total

Balance, November 30, 2017	4,158,752	$41,587	$2,859,052	$13,353,830	$(257,010)	$1,954	$(6,425)	$15,991,034
Stock based compensation	66,298	663	196,580	-	-	7,332	(21,310)	175,933
Foreign Currency Translation Adjustment	-	-	-	-	3,830	-	-	3,830
Release of cumulative translation adjustment due to substantial liquidation of a foreign entity	-	-	-	-	253,180	-	-	253,180
Net (loss)	-	-	-	(3,386,902)	-	-	-	(3,386,902)
Balance, November 30, 2018	4,225,050	$42,250	$3,055,632	$9,966,928	$-	9,286	$(27,735)	$13,037,075
Stock based compensation	96,037	961	194,455	-	-	9,556	(19,323)	176,093
Net (loss)	-	-	-	(1,419,586)	-	-	-	(1,419,586)
Balance, November 30, 2019	4,321,087	43,211	3,250,087	8,547,342	-	18,842	(47,058)	11,793,582

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Cash Flows

	Twelve Months Ended
	November 30, 2019	November 30, 2018
Cash flows from operations:
Net (loss) from continuing operations	$(1,419,586)	$(3,336,049)
Net (loss) from discontinued operations	-	(50,853)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Stock based compensation	195,416	197,243
Loss on release of cumulative translation adjustment	-	253,180
Realized foreign currency loss	-	3,830
Impairment of Assets	-	591,268
Gain on disposal of property, plant, and equipment	(9,999)	(4,837)
Depreciation and amortization expense	1,003,541	960,606
Change in allowance for doubtful accounts	(2,175)	(7,198)
Deferred income taxes	(353,626)	(531,026)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(140,687)	380,379
Inventories	1,478,595	900,854
Net investment in sales-type leases	123,055	(276,842)
Other assets	54,158	150,666
Increase (decrease) in:
Accounts payable	403,251	128,409
Contracts in progress, net	(723,463)	102,662
Customer deposits	(40,269)	(454,693)
Income taxes payable	-	3,300
Accrued expenses	239,542	(88,274)
Net cash provided by (used in) operating activities - continuing operations	807,753	(1,026,522)
Net cash (used in) operating activities - discontinued operations	-	(92,090)
Net cash provided by (used in) operating activities	807,753	(1,118,612)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(447,025)	(434,505)
Additions to assets held for lease	-	(329,815)
Net proceeds from sale of assets	899,713	52,606
Net cash provided by (used in) investing activities - continuing operations	452,688	(711,714)
Net cash provided by investing activities - discontinued operations	-	1,418,761
Net cash provided by investing activities	452,688	707,047
Cash flows from financing activities:
Net change in line of credit	(927,000)	1,043,000
Repayment of term debt	(314,485)	(219,429)
Repurchases of common stock	(19,323)	(21,310)
Net cash provided by (used in) financing activities - continuing operations	(1,260,808)	802,261
Net cash (used in) financing activities - discontinued operations	-	(599,584)
Net cash provided by (used in) financing activities	(1,260,808)	202,677
Net (decrease) in cash	(367)	(208,888)
Cash at beginning of period	3,512	212,400
Cash at end of period	$3,145	$3,512

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$329,356	$286,070
Income taxes	3,855	5,237

Supplemental disclosures of non-cash operating and investing activities:
Transfer of inventory to assets held for lease	$-	$808,766

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

Art’s-Way Manufacturing Co., Inc.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

(a)	Nature of Business

Art’s-Way Manufacturing Co., Inc. (the “Company”) is primarily engaged in the fabrication and sale of specialized farm machinery in the agricultural sector of the United States. Primary product offerings include portable and stationary animal feed processing equipment; hay and forage equipment; sugar beet harvesting equipment; land maintenance equipment; manure spreaders; moldboard plows; potato harvesters; and reels. The Company sells its labeled products through independent farm equipment dealers throughout the United States. In addition, the Company manufactures and supplies hay blowers pursuant to OEM agreements. The Company also provides after-market service parts that are available to keep its branded and OEM-produced equipment operating to the satisfaction of the end user of the Company’s products.

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

The Company’s discontinued Pressurized Vessels segment was primarily engaged in the fabrication and sale of pressurized vessels and tanks through the Company’s wholly-owned subsidiary, Art’s-Way Vessels, Inc. On August 11, 2016, the Company announced its plan to discontinue the operations of its Pressurized Vessels segment in order to focus its efforts and resources on the business segments that have historically been more successful and that are expected to present greater opportunities for meaningful long-term shareholder returns. The operations of Art’s-Way Vessels, Inc. were discontinued in the third quarter of the 2016 fiscal year, and Art’s-Way Vessels, Inc. was merged into the Company effective October 31, 2016. On March 29, 2018, the remaining assets of the Pressurized Vessels segment, consisting of primarily real estate, were disposed of at a selling price of $1,500,000.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of Art’s-Way Manufacturing Co., Inc. and its wholly-owned subsidiaries for the 2019 fiscal year, which includes Art’s-Way Scientific, Inc., and Ohio Metal Working Products/Art’s-Way, Inc. All material inter-company accounts and transactions are eliminated in consolidation.

During the second quarter of the 2018 fiscal year, the Company liquidated its investment in its Canadian subsidiary, Art’s-Way Manufacturing International LTD, (“International”), by selling off remaining inventory and filing dissolution paperwork for International. Prior to that liquidation and dissolution, the financial books of the Company’s Canadian operations were kept in the functional currency of Canadian dollars and the financial statements were converted to U.S. Dollars for consolidation. When consolidating the financial results of the Company into U.S. Dollars for reporting purposes, the Company used the All-Current translation method. The All-Current method requires the balance sheet assets and liabilities to be translated to U.S. Dollars at the exchange rate as of quarter end. Stockholders’ equity was translated at historical exchange rates and retained earnings were translated at an average exchange rate for the period. Additionally, revenue and expenses were translated at average exchange rates for the periods presented. The resulting cumulative translation adjustment was carried on the balance sheet and was recorded in stockholders’ equity. Following the liquidation and dissolution of International, the cumulative translation adjustment carried on the balance sheet was released into net income under other income (expense) and the financial statements will no longer need translation each period. Since no income tax benefit will be received from the foreign equity sale, the cumulative translation adjustment has not been tax adjusted.

(c)	Cash Concentration

The Company maintains several different accounts at one bank, and balances in these accounts could periodically exceed the federally insured limits. However, management believes the risk of loss to be low.

(d)	Customer Concentration

During the 2018 fiscal year, no one customer accounted for more than 6% of consolidated revenues for continuing operations. During the 2019 fiscal year, one customer accounted for more than 21% of consolidated revenues as the result of a large contract in the Modular Buildings segment. The Company’s highest recurring customer accounted for just under 10% of consolidated net revenues.

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

Goodwill represents costs in excess of the fair value of net tangible and identifiable net intangible assets acquired in business combinations. The Company performs an annual test for impairment of goodwill during the fourth quarter, unless factors determine an earlier test is necessary. The Company did not record an impairment in the 2019 fiscal year compared to a $375,000 write down for the 2018 fiscal year. This amount represents the entire balance of goodwill carried by the Company related to the Miller Pro product line. There is no goodwill reported on the consolidated balance sheets as of November 30, 2019 and 2018.

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

The Company classifies interest and penalties to be paid on an underpayment of taxes as income tax expense. The Company files income tax returns in the U.S. federal jurisdiction and various states and previously in Canada. The Company is no longer subject to Canadian, U.S. federal or state income tax examinations by tax authorities for years ended before November 30, 2016.

On December 22, 2017, the Tax Cuts and Job Act of 2017 was enacted, which reduced the top corporate income tax rate from 35% to 21%. The application of this new rate was recognized in the first quarter of the 2018 fiscal year. Tax expense from continuing operations for the 2018 fiscal year includes an adjustment of approximately $298,000 related to the revaluation of the Company’s net deferred tax asset at the new statutory rate.

(k)	Revenue Recognition

The Company’s revenues primarily result from contracts with customers. The major sources of revenue for the Agricultural Products and Tools segments are farm equipment, service parts related to farm equipment and steel cutting tools and inserts. The Agricultural Products and Tools segments generally execute short-term contracts that contain a single performance obligation – the delivery of product to the common carrier. The Company recognizes revenue for the production and sale of farm equipment, service parts and cutting tools upon shipment of the goods. Risk of ownership and title pass to the buyer upon shipment of the goods. All sales are made to authorized dealers whose application for dealer status has been approved and who have been informed of general sales policies. Any changes in the Company’s terms are documented in the most recently published price lists. Pricing is fixed and determinable according to the Company’s published equipment and parts price lists. Title to all equipment and parts sold passes to the buyer upon delivery to the carrier and is not subject to a customer acceptance provision. Proof of the passing of title is documented and retained by the Company. Post shipment obligations are limited to any claim with respect to the condition of the equipment or parts. The Agricultural Products and Tools segments each typically require payment in full 30 days after the ship date. To take advantage of program discounts, some customers pay deposits up front. Any deposits received increase contract liabilities.

In certain circumstances, upon the customer’s written request, the Company may recognize revenue when production is complete, and the goods are ready for shipment. At the buyer’s request, the Company will bill the buyer upon completing all performance obligations, but before shipment. The buyer dictates that the Company ship the goods per their direction from the Company’s manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that the Company will segregate the goods from inventory, such that they are not available to fill other orders. This agreement also specifies that the buyer is required to purchase all goods manufactured under this agreement. Title of the goods will pass to the buyer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the buyer, and the buyer agrees to maintain insurance on the manufactured items that have not yet been shipped. The Company has operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both buyer and seller. The credit terms on these agreements are consistent with the credit terms on all other sales. All risks of loss are shouldered by the buyer, and there are no exceptions to the buyer’s commitment to accept and pay for these manufactured goods. Revenues recognized at the completion of production in the 2019 and 2018 fiscal years were approximately $16,000 and $202,000, respectively.

The Modular Buildings segment is in the construction industry with its major source of revenue arising from modular building sales. Sales of modular buildings are generally recognized using input methods to measure progress towards the satisfaction of a performance obligation using the percentage of completion method. Revenue and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Contract costs consist of direct costs on contracts, including labor, materials, amounts payable to subcontractors and those indirect costs related to contract performance, such as equipment costs, insurance and employee benefits. Contract cost is recorded as incurred, and revisions in contract revenues and cost estimates are reflected in the accounting period when known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Contract losses are recognized when current estimates of total contract revenue and contract cost indicate a loss. Estimated contract costs include any and all costs appropriately allocable to the contract. The provision for these contract losses will be the excess of estimated contract costs over estimated contract revenues. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract change orders, penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The Company uses significant judgments in determining estimated contract costs and estimated completion throughout the life of the project. Stock modular building sales also occur and are recognized at a point in time when the performance obligation is fulfilled through substantial completion. Substantial completion is achieved through customer acceptance of the completed building. The Modular Buildings segment executes contracts with customers that can be short- or long-term in nature. These contracts can have multiple performance obligations and revenue from these can be recognized over time or at a point in time depending on the nature of the contracts. Payment terms for the Modular Buildings segment vary by contract, but typically utilize money down and progress payments throughout the life of the contract. The payment terms of the Modular Buildings segment have the most impact on the Company’s contract receivables, contract assets and contract liabilities. Project invoicing from the Modular Buildings segment increases contract receivables and has an effect on contract liabilities through billings in excess of costs and estimated gross profit and advanced payments. The balance of contract assets is typically made up of the balance of costs in and estimated gross profit in excess of billings. Costs and profit in excess of amounts billed are classified as current assets and billings in excess of cost and profit are classified as current liabilities.

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

The Company’s returns policy allows for new and saleable parts to be returned, subject to inspection and a restocking charge, which is included in net sales. Whole goods are not returnable. Shipping costs charged to customers are included in net sales. Freight costs incurred are included in cost of goods sold. Customer deposits consist of advance payments from customers, in the form of cash, for revenue to be recognized in the following year.

For information on product warranty as it applies to ASC 606, refer to Note 9 “Product Warranty.”

(l)	Disaggregation of Revenue

The following table displays revenue by reportable segment from external customers, disaggregated by major source. The Company believes disaggregating by these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Twelve Months Ended November 30, 2019
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$10,435,000	$-	$-	$10,435,000
Farm equipment service parts	2,638,000	-	-	2,638,000
Steel cutting tools and inserts	-	-	2,086,000	2,086,000
Modular buildings	-	6,460,000	-	6,460,000
Modular building lease income	-	674,000	-	674,000
Other	435,000	126,000	35,000	596,000
	$13,508,000	$7,260,000	$2,121,000	$22,889,000

	Twelve Months Ended November 30, 2018
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$11,149,000	$-	$-	$11,149,000
Farm equipment service parts	2,735,000	-	-	2,735,000
Steel cutting tools and inserts	-	-	2,239,000	2,239,000
Modular buildings	-	2,271,000	-	2,271,000
Modular building lease income	-	373,000	-	373,000
Revenue from sales-type leases	-	427,000	-	427,000
Other	460,000	38,000	35,000	533,000
	$14,344,000	$3,109,000	$2,274,000	$19,727,000

(m)	Contract Receivables, Contract Assets and Contract Liabilities

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers included on the Consolidated Balance Sheets.

	November 30, 2019	November 30, 2018
Receivables	$115,000	$159,000
Assets	727,000	99,000
Liabilities	89,000	185,000

The amount of revenue recognized in fiscal year 2019 that was included in a contract liability at November 30, 2018 was approximately $185,000. The change in contract receivables reflected above results from collections and progress billings from the Modular Buildings segment. The increase in contract assets from November 30, 2018 is due to estimated revenue earned in excess of contract billings from the Modular Buildings segment. The decrease in contract liabilities is due to decreases in customer deposits and decreases in excess billing over estimated revenue earned.

The Company will utilize the practical expedient exception for these contracts and will report only on performance obligations greater than one year. As of November 30, 2019, the Company has no performance obligations with an original expected duration greater than one year.

(n)	Research and Development

Research and development costs are expensed when incurred. Such costs approximated $149,000 and $178,000 for the 2019 and 2018 fiscal years, respectively.

(o)	Advertising

Advertising costs are expensed when incurred. Such costs approximated $198,000 and $312,000 for the 2019 and 2018 fiscal years, respectively. The Company has made a concerted effort to reduce trade show participation that was not providing the level of product exposure it expected.

(p)	Net Income (Loss) Per Share of Common Stock

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

Basic and diluted (loss) per common share have been computed based on the following as of November 30, 2019 and 2018:

	Twelve Months Ended
	November 30, 2019	November 30, 2018
Numerator for basic and diluted net income (loss) per share:

Net income (loss) from continuing operations	$(1,419,586)	$(3,336,049)
Net income (loss) from discontinued operations	-	(50,853)
Net income (loss)	$(1,419,586)	$(3,386,902)

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	4,277,375	4,202,836
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	4,277,375	4,202,836

Net Income (Loss) per share - Basic:
Continuing Operations	$(0.33)	$(0.80)
Discontinued Operations	$-	$(0.01)
Net Income (Loss) per share	$(0.33)	$(0.81)

Net Income (Loss) per share - Diluted:
Continuing Operations	$(0.33)	$(0.80)
Discontinued Operations	$-	$(0.01)
Net Income (Loss) per share	$(0.33)	$(0.81)

(q)	Stock Based Compensation

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

(r)	Use of Estimates

Management has made a number of estimates and assumptions related to the reported amount of assets and liabilities, reported amount of revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(s)	Recently Issued Accounting Pronouncements

Adopted Accounting Pronouncements

Effective December 1, 2018 the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and is to be applied retrospectively, with early application not permitted. The Company adopted ASC 606 for the 2019 fiscal year, including interim periods within that reporting period.

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

The Company’s revenues primarily result from contracts with customers. The Agricultural Products and Tools segments generally execute short-term contracts that contain a single performance obligation – the delivery of product to the common carrier. The Company recognizes revenue for the production and sale of farm equipment, service parts, and cutting tools upon shipment of the goods. The Modular Buildings segment executes contracts with customers that can be short or long-term in nature. These contracts can have multiple performance obligations and revenue from these can be recognized over time or at a point in time depending on the nature of the contracts. Payment terms generally are short-term and vary by customer and segment. The Company’s implementation process for ASC 606 included modifications to the contracts of the Modular Buildings segment.

The Company uses discounts as a form of variable consideration for the Agricultural Products and Tools segments. The variable consideration is allocated to the transaction price at contract inception and is generally not contingent on future outcomes. The Agricultural Products and Tools segments do not offer rebates or credits. The Modular Buildings segment does not offer discounts, credits or rebates.

The Company’s product warranty is included in the price of the product and provides assurance that the product will function in accordance with agreed-upon specifications. Product warranty is expensed at the time of sale for the Agricultural Products and Modular Buildings segments. A small reserve is kept on the balance sheet as consideration for the Tools segment warranty. This product warranty does not represent a separate performance obligation under ASC 606.

The Company adopted ASC 606 using the modified retrospective method. The Company has determined that amounts reported under ASC 606 are not materially different than amounts reported under the previous revenue guidance of ASC 605 and therefore, the Company was not required to make an adjustment to retained earnings.

The Company, upon adoption of ASC 606, has increased the amount of required disclosures in the notes to its financial statements, including but not limited to:

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

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for all leases with terms of twelve months or greater. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company will adopt this guidance for the 2020 fiscal year using the modified retrospective approach, including interim periods within that reporting period. Under the modified retrospective approach, the Company will not adjust prior comparative periods. The Company has a moderate amount of leasing activity mainly as the lessee of office equipment and as the lessor of modular rental buildings. The Company expects to recognize a right-of-use asset and lease liability on the balance sheet for office equipment it leases. The Company does not expect a material impact for the addition of lessee activity to its consolidated balance sheets. The Company’s activity as a lessor will remain mostly unaffected by this guidance. The Company expects additional disclosures including but not limited to:

•    Nature of its leases

•    Significant assumptions and judgements used

•    Information about leases that have not yet commenced

•    Related-party lease transactions

•    Accounting policy election regarding short-term leases

•    Finance, operating, short-term and variable lease costs

•    Maturity analysis of operating lease payments, lease receivables and lease obligations

•    Tabular disclosure of lease-related income

•    Components of the net investment in a lease

•    Information on the management of risk associated with residual asset

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

Income from discontinued operations, before income taxes, in the accompanying consolidated statements of operations is comprised of the following:

Twelve Months Ended
November 30, 2018
Revenue from external customers	$-
Gross Profit	-
Asset Impairment	-
Total Operating Expense	51,133
Income (loss) from operations	(51,133)
Income (loss) before tax	(67,177)

There are no components of discontinued operations reflected in the accompanying consolidated balance sheets.

(3)	Allowance for Doubtful Accounts

A summary of the Company’s activity in the allowance for doubtful accounts is as follows:

	Twelve Months Ended
	November 30, 2019	November 30, 2018
Balance, beginning	$25,100	$32,298
Provision charged to expense	(1,602)	2,242
Less amounts charged-off	(573)	(9,440)
Balance, ending	$22,925	$25,100

(4)	Inventories

Major classes of inventory are:

	November 30, 2019	November 30, 2018
Raw materials	$7,156,001	$7,825,278
Work in process	492,125	272,302
Finished goods	3,905,373	5,051,330
Total Gross Inventory	$11,553,499	$13,148,910
Less: Reserves	(2,774,992)	(2,891,808)
Net Inventory	$8,778,507	$10,257,102

(5)	Contracts in Progress

Amounts included in the consolidated financial statements related to uncompleted contracts are as follows:

	Cost and Profit in	Billings in Excess of
	Excess of Billings	Costs and Profit
November 30, 2019
Costs	$3,805,906	$629,501
Estimated earnings	1,044,612	155,790
	4,850,518	785,291
Less: amounts billed	(4,123,851)	(874,222)
	$726,667	$(88,931)

November 30, 2018
Costs	$190,861	$99,782
Estimated earnings	54,721	121,115
	245,582	220,897
Less: amounts billed	(146,295)	(405,911)
	$99,287	$(185,014)

The amounts billed on these long-term contracts are due 30 days from invoice date. All amounts billed are expected to be collected within the next 12 months. Retainage was $0 and $8,405 as of November 30, 2019 and 2018, respectively.

(6)	Property, Plant, and Equipment

Major classes of property, plant, and equipment used in continuing operations are:

	November 30, 2019	November 30, 2018
Land	$220,503	$220,503
Buildings and improvements	7,035,144	6,985,273
Construction in Progress	82,366	35,669
Manufacturing machinery and equipment	11,036,192	11,062,856
Trucks and automobiles	507,575	491,822
Furniture and fixtures	120,833	121,646
	19,002,613	18,917,769
Less accumulated depreciation	(13,639,706)	(13,270,284)
Property, plant and equipment	$5,362,907	$5,647,485

Depreciation and amortization expense for continuing operations totaled $1,003,541 and $960,606 for the 2019 and 2018 fiscal years, respectively.

(7)	Assets Held for Lease

Major components of assets held for lease are:

Assets Held for Lease
	November 30, 2019	November 30, 2018
West Union Facility	$-	$878,079
Modular Buildings	713,782	992,046
	$713,782	$1,870,125

On December 14, 2018, the West Union facility and remaining assets were sold for $900,000. The Company recognized approximately $216,000 related to the impairment of this asset in the 2018 fiscal year, which was attributable to the selling price less commissions. The Company also incurred $235,000 of mold remediation expense and scrapped $67,000 worth of inventory due to mold contamination in the 2018 fiscal year. Both the remediation cost and inventory scrap have been included in other income (expense) on the consolidated statements of operations.

The Company’s Modular Buildings segment enters into leasing arrangements with customers from time-to-time. The Company had five small leased buildings at November 30, 2019 compared to seven at November 30, 2018.

Rents recognized in sales were related to the leasing of modular buildings as a part of the normal course of business operations of the Modular Buildings segment. Rents recognized from assets held for lease included in sales on the consolidated statements of operations during the 2019 fiscal year were $674,000 compared to $373,000 in the 2018 fiscal year. Rents related to the West Union facility in the Agricultural Products segment were recognized in other income as such income was outside of the scope of this segment’s normal business operations. Rents recognized from assets held for lease included in other income (expense) on the consolidated statements of operations during the 2019 fiscal year were $2,500 compared to $44,000 in the 2018 fiscal year.

Future minimum lease receipts from assets held for lease are as follows:

Year Ending November 30,	Amount
2020	$283,989

(8)	Accrued Expenses

Major components of accrued expenses are:

	November 30, 2019	November 30, 2018
Salaries, wages, and commissions	$555,201	$448,737
Accrued warranty expense	203,185	96,786
Other	374,440	347,761
	$1,132,826	$893,284

(9)	Product Warranty

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

Changes in the Company’s product warranty liability included in “accrued expenses” for the 2019 and 2018 fiscal years are as follows:

	Twelve Months Ended
	November 30, 2019	November 30, 2018
Balance, beginning	$96,786	$68,451
Settlements / adjustments	(279,992)	(233,316)
Warranties issued	386,391	261,651
Balance, ending	$203,185	$96,786

(10)	Loan and Credit Agreements

The Company maintains two revolving lines of credit and a term loan with Bank Midwest. The Company previously maintained a term loan with The First National Bank of West Union, and a second term loan with Bank Midwest.

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

On November 30, 2019, the balance of the 2017 Line of Credit was $2,578,530 with $2,421,470 remaining available, as may be limited by the borrowing base calculation. The 2017 Line of Credit borrowing base is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of inventory, less any outstanding loan balance on the 2017 Line of Credit. At November 30, 2019, the 2017 Line of Credit was not limited by the borrowing base calculation. Any unpaid principal amount borrowed on the 2017 Line of Credit accrues interest at a floating rate per annum equal to 1.00% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 6.00% per annum. The 2017 Line of Credit was most recently renewed on March 30, 2019. The 2017 Line of Credit is payable upon demand by Bank Midwest, and monthly interest-only payments are required. If no earlier demand is made, the unpaid principal and accrued interest is due on March 30, 2020. The Company expects to renew the 2017 Line of Credit prior to the current maturity date.

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

On February 13, 2019, the Company opened a $4,000,000 revolving line of credit (the “2019 Line of Credit”) with Bank Midwest in connection with bonding obligations for the Company’s performance of a large modular laboratory construction project. Funds under the 2019 Line of Credit will be undisbursed to the Company and will be held by Bank Midwest in connection with an Irrevocable Letter of Credit issued by Bank Midwest for the project. The 2019 Line of Credit accrues interest at a floating rate per annum equal to 1.00% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 5.75% per annum. The 2019 Line of Credit is payable upon demand by Bank Midwest. If no earlier demand is made, the unpaid principal and accrued interest will be payable in one payment, due on February 13, 2020. As of November 30, 2019, the funds on the 2019 Line of Credit remain undisbursed and are held by Bank Midwest. The Company expects to renew the 2019 Line of Credit prior to the current maturity date.

Each of the 2017 Line of Credit and the $2,600,000 term loan are governed by the terms of a separate Promissory Note, dated March 30, 2019 and September 28, 2017, respectively, entered into between the Company and Bank Midwest. The 2019 Line of Credit is governed by the terms of a Promissory Note, dated February 13, 2019, entered into between the Company and Bank Midwest.

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

Compliance with Bank Midwest covenants is measured annually at November 30. The terms of the Bank Midwest loan agreements require the Company to maintain a minimum working capital ratio of 1.75, while maintaining a minimum of $5,100,000 of working capital. Additionally, a maximum debt to worth ratio of 1 to 1 must be maintained, with a minimum of 40% tangible balance sheet equity, with variations subject to mutual agreement. The Company is also required to maintain a minimum debt service coverage ratio of 1.25, with a 0.10 tolerance. The Company also must receive bank approval for purchases or sales of equipment over $100,000 annually and maintain reasonable salaries and owner compensation. The Company was in compliance with all covenants as of November 30, 2019 other than the debt service coverage ratio. Bank Midwest issued a waiver forgiving the noncompliance, and no event of default has occurred. The next measurement date is November 30, 2020.

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

On December 14, 2018, the Company repaid this loan in full in connection with the sale of the West Union, Iowa facility.

A summary of the Company’s term debt is as follows:

	November 30, 2019	November 30, 2018
Bank Midwest loan payable in monthly installments of $17,271 including interest at 5.00%, due October 1, 2037	$2,435,993	$2,517,510
First National Bank of West Union loan payable in monthly installments of $12,500 including interest at 2.75%, due June 1, 2020	-	232,967
Total term debt	$2,435,993	$2,750,477
Less current portion of term debt	85,401	227,459
Term debt, excluding current portion	$2,350,592	$2,523,018

A summary of the minimum maturities of term debt follows for the years ending November 30:

Year:	Amount
2020	$85,401
2021	90,179
2022	94,858
2023	99,781
2024	104,665
2025 and thereafter	1,961,109
Total term debt	$2,435,993

(11)	Related Party Transactions

During the 2019 and 2018 fiscal years, the Company did not recognize any revenues from transactions with a related party, and no amounts in accounts receivable balances were due from a related party. From time to time, the Company purchases various supplies from related parties, which are companies owned by J. Ward McConnell, Jr., the Vice Chairman of the Company’s Board of Directors. Marc McConnell, the Chairman of the Company’s Board of Directors also serves as President of these companies. J. Ward McConnell, Jr. as a shareholder owning more than 20% of the Company’s outstanding stock, was required to guarantee a portion of the Company’s term debt in accordance with the USDA guarantee on the Company’s term loan. J. Ward McConnell, Jr. is paid a monthly fee for his guarantee. In the 2019 fiscal year, the Company recognized $26,506 of expense for transactions with related parties, compared to $25,773 in 2018. As of November 30, 2019, accrued expenses contained a balance of $1,517 owed to a related party compared to $1,568 on November 30, 2018.

(12)	Sales-Type Leases

The components related to sales-type leases at November 30, 2019 and 2018 are as follows:

	November 30, 2019	November 30, 2018
Minimum lease receivable, current	$162,425	$159,500
Unearned interest income, current	(14,420)	(36,445)
Net investment in sales-type leases, current	$148,005	$123,055

Minimum lease receivable, long-term	$5,851	$168,277
Unearned interest income, long-term	(69)	(14,490)
Net investment in sales-type leases, long-term	$5,782	$153,787

Gross revenue recognized in sales from continuing operations on the consolidated statements of operations from commencement of sales-type leases for the 2018 fiscal year was $426,542. There was no sales activity related to sales-type leases for the 2019 fiscal year.

Future minimum lease receipts from sales-type leases are as follows:

Year Ending November 30,	Amount
2020	162,425
2021	5,851
Total	$168,276

(13)	Employee Benefit Plans

The Company sponsors a defined contribution 401(k) savings plan which covers substantially all full-time employees who meet eligibility requirements. Participating employees may contribute as salary reductions any amount of their compensation up to the limit prescribed by the Internal Revenue Code. The Company makes a 25% matching contribution to employees contributing a minimum of 4% of their compensation, up to 1% of eligible compensation. The Company recognized an expense of $36,253 and $31,980 related to this plan during the 2019 and 2018 fiscal years, respectively.

(14)	Equity Incentive Plan

On November 30, 2019, the Company had one equity incentive plan, the 2011 Plan, which is described below. The compensation cost charged against income was $195,416 and $197,243 for the 2019 and 2018 fiscal years, respectively, for all awards granted under the 2011 Plan during such years. The total income tax deductions for share-based compensation arrangements were $122,022 and $157,529 for the 2019 and 2018 fiscal years, respectively. No compensation cost was capitalized as part of inventory or fixed assets.

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

The 2011 Plan permits the plan administrator to award nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance awards, and stock appreciation rights to employees (including officers), directors, and consultants. The Board of Directors has approved a director compensation policy pursuant to which non-employee directors are automatically granted restricted stock awards of 1,000 shares of fully-vested common stock annually upon their election to the Board and another 1,000 shares of fully-vested common stock on the last business day of each fiscal quarter. Additionally, directors can elect to receive their board compensation as restricted stock. During the 2019 fiscal year, restricted stock awards of 56,750 shares were issued to various employees, directors, and consultants, which vest over the next three years, restricted stock awards of 9,000 shares were issued to various employees, which vested immediately upon grant, and restricted stock awards of 31,687 shares were issued to directors as part of the compensation policy, which vested immediately upon grant. During 2019 fiscal year, 32,600 shares of restricted stock became unrestricted, 1,400 shares of restricted stock were forfeited, and the Company bought 9,556 shares back as treasury stock from employees to pay payroll tax on vested shares. During the 2018 fiscal year, the Company issued 88,298 shares of restricted stock, 33,150 shares of restricted stock became unrestricted, 22,000 shares of restricted stock were forfeited, and the Company bought 7,332 shares back as treasury stock from employees to pay payroll tax on vested shares

Stock options granted prior to January 27, 2011 are governed by the applicable Prior Plan and the forms of agreement adopted thereunder.

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

	2019	2018
Expected Volatility	-	-
Expected Dividend Yield	-	-
Expected Term (in years)	-	-
Risk-Free Rate	-	-

The following is a summary of activity under the plans as of November 30, 2019 and 2018, and changes during the years then ended:

2019 Option Activity
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options O/S at beginning of period	59,000	$6.07
Granted	-	$-
Exercised	-	$-		-
Options Expired or Forfeited	-	$-
Options O/S at end of period	59,000	$6.07	2.86	-
Options Exercisable at end of the period	59,000	$6.07	2.86	-

2018 Option Activity
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options O/S at beginning of period	96,000	$7.77
Granted	-	$-
Exercised	-	$-		-
Options Expired or Forfeited	(37,000)	$10.37
Options O/S at end of period	59,000	$6.07	3.86	-
Options Exercisable at end of the period	59,000	$6.07	3.86	-

No options were granted during the 2019 or 2018 fiscal years. As of both November 30, 2019 and November 30, 2018, there were no non-vested options. As of November 30, 2019, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements under the plan related to stock options.

No options vested during the 2019 or 2018 fiscal years.

The Company received no cash from the exercise of options during the 2019 or 2018 fiscal years.

(15)	Income Taxes

Total income tax expense (benefit) for the 2019 and 2018 fiscal years consists of the following:

	November 30, 2019	November 30, 2018
Current Expense (benefit)	$4,392	$127,673
Deferred expense (benefit)	(353,626)	(654,413)
	$(349,234)	$(526,740)

The reconciliation of the statutory Federal income tax rate is as follows:

	November 30, 2019	November 30, 2018
Statutory federal income tax rate	21.0%	21.0%
Valuation allowance on foreign net operating loss	-	(1.4)
Revaluation of deferred tax asset	-	(7.6)
Permanent Differences and Other	(1.3)	1.5
	19.7%	13.5%

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at November 30, 2019 and 2018 are presented as approximate amounts below:

	November 30
	2018	2018
Current deferred tax assets (liabilities):
Accrued expenses	$100,000	$59,000
Inventory capitalization	21,000	73,000
NOL and tax credit carryforward	1,182,000	826,000
Asset reserves	621,000	609,000
Total current deferred tax assets	$1,924,000	$1,567,000
Non-current deferred tax assets
Property, plant, and equipment	$(138,000)	$(135,000)
Total non-current deferred tax assets (liabilities)	$(138,000)	$(135,000)
Net deferred taxes	$1,786,000	$1,432,000

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company’s net operating loss amounting to approximately $5,033,000 and tax credit carryforward amounting to approximately $109,000 for its U.S. operations expire on November 30, 2036, 2037, 2038 and 2039. Management believes that the Company will be able to utilize the U.S. net operating losses and credits before their expiration.

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

(16)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At November 30, 2019, and November 30, 2018, the carrying amount approximated fair value for cash, accounts receivable, net investment in sales-type leases, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of these instruments. The fair value of the net investment in sales-type leases also approximates recorded value as that is based on discounting future cash flows at rates implicit in the lease. The rates implicit in the lease do not materially differ from current market rates. The fair value of the Company’s installment term loans payable also approximates recorded value because the interest rates charged under the loan terms are not substantially different from current interest rates.

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

	Twelve Months Ended November 30, 2019
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$13,508,000	$7,260,000	$2,121,000	$22,889,000
Income (loss) from operations	$(1,599,000)	$208,000	$(106,000)	$(1,497,000)
Income (loss) before tax	$(1,843,000)	$220,000	$(146,000)	$(1,769,000)
Total Assets	$13,169,000	$3,584,000	$2,594,000	$19,347,000
Capital expenditures	$257,000	$147,000	$43,000	$447,000
Depreciation & Amortization	$503,000	$372,000	$129,000	$1,004,000

	Twelve Months Ended November 30, 2018
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$14,344,000	$3,109,000	$2,274,000	$19,727,000
Income (loss) from operations	$(2,462,000)	$(566,000)	$(67,000)	$(3,095,000)
Income (loss) before tax	$(3,206,000)	$(530,000)	$(111,000)	$(3,847,000)
Total Assets	$15,458,000	$3,401,000	$2,466,000	$21,325,000
Capital expenditures	$321,000	$4,000	$110,000	$435,000
Depreciation & Amortization	$516,000	$317,000	$128,000	$961,000

(19)	Subsequent Events

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The persons serving as our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period subject to this report. Based on this evaluation, the persons serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of November 30, 2019, due to the material weakness described below. Notwithstanding the material weakness discussed below, our management has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, including the persons serving as our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of November 30, 2019, due to the material weakness described below.

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected.

Upon assessment of our internal control over financial reporting, management identified that a material weakness exists in the estimation of completed subcontract work on modular building contracts. While pulling audit samples, management uncovered an error in the estimated completion of subcontract work that our internal controls did not detect. Management recognizes that estimates are a necessary part of financial reporting; however, proper controls did not exist to review the accuracy of these estimates at the time of the transactions. Because we recorded an adjustment to the financial statements, this control deficiency did not result in a material misstatement to our consolidated financial statements for the year ended November 30, 2019.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

Remediation of Material Weakness

In response to the material weakness described above, management is currently evaluating our policies and procedures related to the review of estimated completion amounts of subcontract work. Management’s remediation will include controls to ensure completion estimates are properly authorized, reviewed and accounted for.

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

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. Directors, Executive Officers and corporate governance.

The information required by Item 10 is incorporated by reference to the sections entitled “Questions and Answers about the 2020 Annual Meeting and Voting,” “Election of Directors,” “Delinquent Section 16(a) Reports,” “Corporate Governance,” and “Executive Officers” in our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to the sections entitled “Executive Compensation” and “Director Compensation” in our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Principal Stockholders,” “Security Ownership of Directors and Management” and “Equity Compensation Plan Information” in our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and director independence.

The information required by Item 13 is incorporated by reference to the sections entitled “Corporate Governance” and “Certain Transactions and Business Relationships” in our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the section entitled “Independent Registered Public Accountant Firm” in our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits, FINANCIAL STATEMENT SCHEDULES.

(A)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Eide Bailly, LLP on Consolidated Financial Statements as of November 30, 2019 and 2018

Consolidated Balance Sheets as of November 30, 2019 and 2018

Consolidated Statements of Operations for each of the years ended November 30, 2019 and 2018

Consolidated Statements of Comprehensive Income for each of the years ended November 30, 2019 and 2018

Consolidated Statements of Stockholders’ Equity for each of the years ended November 30, 2019 and 2018

Consolidated Statements of Cash Flows for each of the years ended November 30, 2019 and 2018

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

3.3	Bylaws of Art’s-Way Manufacturing Co., Inc.– incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2008.
3.4	Amendments to Bylaws of Art’s-Way Manufacturing Co., Inc. – incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended May 31, 2004.
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 – filed herewith.
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

10.16

Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated February 13, 2019 – incorporated by reference to Exhibit 10.1 to the Company’ Quarterly Report on Form 10-Q for the quarter ended February 28, 2019.

10.17

Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated March 30, 2019 – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2019.

10.18

Commercial Guaranty, by Ohio Metal Working Products/Art’s-Way Inc., dated September 28, 2017 - incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 29, 2017

10.19	Commercial Guaranty, by Art’s-Way Scientific Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 29, 2017.
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

10.26

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
101

The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) Notes to the Consolidated Financial Statements.

(*) Indicates a management contract or compensatory plan or arrangement.

Item 16.  FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date:	February 6, 2020	/s/ Carrie L. Gunnerson
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

Date: February 6, 2020	/s/ Carrie L. Gunnerson
Carrie L. Gunnerson, President and Chief Executive Officer

Date: February 6, 2020	/s/ Michael W. Woods
Michael W. Woods, Chief Financial Officer

Date: February 6, 2020	/s/ Marc H. McConnell
Marc H. McConnell, Chairman, Director

Date: February 6, 2020	/s/ J. Ward McConnell, Jr.
J. Ward McConnell, Jr., Vice Chairman, Director

Date: February 6, 2020	/s/ Thomas E. Buffamante
Thomas E. Buffamante, Director

Date: February 6, 2020	/s/ David R. Castle
David R. Castle, Director

Date: February 6, 2020	/s/ David A. White
David A. White, Director