Form 10-Q
period 2020-02-29
ARTS WAY MANUFACTURING CO INC
filed 2020-04-14
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 29, 2020

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 000-05131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

DELAWARE	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of common shares outstanding as of April 7, 2020: 4,425,478

Art’s-Way Manufacturing Co., Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	February 29, 2020	November 30, 2019
Assets
Current assets:
Cash	$3,287	$3,145
Accounts receivable-customers, net of allowance for doubtful accounts of $32,611 and $22,925 in 2020 and 2019, respectively	2,657,281	1,679,975
Inventories, net	9,314,429	8,778,507
Cost and profit in excess of billings	512,618	726,667
Net investment in sales-type leases, current	116,556	148,005
Other current assets	262,414	70,931
Total current assets	12,866,585	11,407,230
Property, plant, and equipment, net	5,449,777	5,362,907
Assets held for lease, net	667,925	713,782
Deferred income taxes	1,911,301	1,786,048
Net investment in sales-type leases, long-term	-	5,782
Other assets	104,178	71,189
Total assets	$20,999,766	$19,346,938
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,554,569	$1,205,313
Customer deposits	222,269	105,363
Billings in Excess of Cost and Profit	434,134	88,931
Income taxes payable	23,981	6,400
Accrued expenses	1,105,013	1,132,826
Line of credit	3,844,530	2,578,530
Current portion of long-term debt	86,497	85,401
Total current liabilities	7,270,993	5,202,764
Long-term liabilities
Long-term portion of operating lease liabilities	25,147	-
Long-term debt, excluding current portion	2,328,720	2,350,592
Total liabilities	9,624,860	7,553,356
Commitments and Contingencies
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2020 and 2019; issued 0 shares in 2020 and 2019.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2020 and 2019; issued 4,374,837 in 2020 and 4,321,087 in 2019	43,748	43,211
Additional paid-in capital	3,287,130	3,250,087
Retained earnings	8,110,150	8,547,342
Treasury stock, at cost (29,359 in 2020 and 18,842 in 2019 shares)	(66,122)	(47,058)
Total stockholders’ equity	11,374,906	11,793,582
Total liabilities and stockholders’ equity	$20,999,766	$19,346,938

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	February 29, 2020	February 28, 2019
Sales	$5,025,924	$4,124,226
Cost of goods sold	4,048,762	3,519,382
Gross profit	977,162	604,844
Expenses:
Engineering	109,852	147,214
Selling	455,684	343,349
General and administrative	881,322	836,906
Total expenses	1,446,858	1,327,469
Income (Loss) from operations	(469,696)	(722,625)
Other income (expense):
Interest expense	(83,274)	(85,039)
Other	9,199	26,824
Total other income (expense)	(74,075)	(58,215)
Income (Loss) before income taxes	(543,771)	(780,840)
Income tax expense (benefit)	(106,579)	(174,908)
Net Income (Loss)	(437,192)	(605,932)

Net Income (Loss) per share
Basic Net Income (Loss) per share	$(0.10)	$(0.14)
Diluted Net Income (Loss) per share	$(0.10)	$(0.14)

Weighted average outstanding shares used to compute basic net income per share	4,315,481	4,243,707
Weighted average outstanding shares used to compute diluted net income per share	4,315,481	4,243,707

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Stockholders' Equity
Three Months Ended February 29, 2020 and February 28, 2019
(Unaudited)

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2018	4,225,050	$42,250	$3,055,632	$9,966,928	9,286	$(27,735)	$13,037,075
Stock based compensation	71,653	717	64,829	-	5,493	(10,820)	54,726
Net (loss)	-	-	-	(605,932)	-	-	(605,932)
Balance, February 28, 2019	4,296,703	42,967	3,120,461	9,360,996	14,779	(38,555)	12,485,869

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2019	4,321,087	$43,211	$3,250,087	$8,547,342	18,842	$(47,058)	$11,793,582
Stock based compensation	53,750	537	37,043	-	10,517	(19,064)	18,516
Net (loss)	-	-	-	(437,192)	-	-	(437,192)
Balance, February 29, 2020	4,374,837	43,748	3,287,130	8,110,150	29,359	(66,122)	11,374,906

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	February 29, 2020	February 28, 2019
Cash flows from operations:
Net (loss) from continuing operations	$(437,192)	$(605,932)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Stock based compensation	37,580	65,546
Gain on disposal of property, plant, and equipment	(1,251)	(15,086)
Depreciation and amortization expense	227,456	289,072
Bad debt expense (recovery)	10,215	8,026
Deferred income taxes	(125,253)	(170,796)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(987,521)	(132,985)
Inventories	(535,922)	48,417
Net investment in sales-type leases	37,231	12,791
Other assets	(191,484)	(177,118)
Increase (decrease) in:
Accounts payable	349,256	(7,571)
Contracts in progress, net	559,252	(462,520)
Customer deposits	116,906	569,168
Income taxes payable	17,581	(4,371)
Accrued expenses	(36,982)	(130,048)
Net cash (used in) operating activities	(960,128)	(713,407)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(267,141)	(53,056)
Net proceeds from sale of assets	1,251	893,713
Net cash provided by (used in) investing activities	(265,890)	840,657
Cash flows from financing activities:
Net change in line of credit	1,266,000	136,000
Repayment of term debt	(20,776)	(252,697)
Repurchases of common stock	(19,064)	(10,820)
Net cash provided by (used in) financing activities	1,226,160	(127,517)
Net increase (decrease) in cash	142	(267)
Cash at beginning of period	3,145	3,512
Cash at end of period	$3,287	$3,245

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$77,238	$81,186
Income taxes	$1,093	$260

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

2)	Summary of Significant Accounting Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2019. The results of operations for the three months ended February 29, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2020.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three months ended February 29, 2020. Actual results could differ from those estimates.

Revenue Recognition

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

The Modular Buildings segment is in the construction industry with its major source of revenue arising from modular building sales. Sales of modular buildings are generally recognized using input methods to measure progress towards the satisfaction of a performance obligation using the percentage of completion method. Revenue and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Contract costs consist of direct costs on contracts, including labor, materials, amounts payable to subcontractors and those indirect costs related to contract performance, such as equipment costs, insurance and employee benefits. Contract cost is recorded as incurred, and revisions in contract revenues and cost estimates are reflected in the accounting period when known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Contract losses are recognized when current estimates of total contract revenue and contract cost indicate a loss. Estimated contract costs include any and all costs appropriately allocable to the contract. The provision for these contract losses will be the excess of estimated contract costs over estimated contract revenues. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract change orders, penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The Company uses significant judgements in determining estimated contract costs and completion percentages throughout the life of the project. Stock modular building sales also occur and are recognized at a point in time when the performance obligation is fulfilled through substantial completion. Substantial completion is achieved through customer acceptance of the completed building. The Modular Buildings segment executes contracts with customers that can be short- or long-term in nature. These contracts can have multiple performance obligations and revenue from these can be recognized over time or at a point in time depending on the nature of the contracts. Payment terms for the Modular Buildings segment vary by contract, but typically utilize money down and progress payments throughout the life of the contract. The payment terms of the Modular Buildings segment have the most impact on the Company’s contract receivables, contract assets and contract liabilities. Project invoicing from the Modular Buildings segment increases contract receivables and has an effect on contract liabilities through billings in excess of costs and estimated gross profit and advanced payments. The balance of contract assets is typically made up of the balance of costs in and estimated gross profit in excess of billings. Costs and profit in excess of amounts billed are classified as current assets and billings in excess of cost and profit are classified as current liabilities.

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

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Guidance

Leases

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, “Leases (Topic 842),” which requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for all leases with terms of twelve months or greater. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company adopted this guidance for fiscal 2020 using the modified retrospective approach, including interim periods within that reporting period. Under the modified retrospective approach, the Company did not adjust prior comparative periods. The Company has a moderate amount of leasing activity mainly as the lessee of office equipment and as the lessor of modular rental buildings. As a result of adoption, the Company recognized $34,316 as a right-of-use asset and $34,316 of lease liabilities on the balance sheet for office equipment it leases. The Company’s activity as a lessor will remain mostly unaffected by this guidance. The Company’s additional disclosures may include, but are not limited to:

●	Nature of its leases
●	Significant assumptions and judgements used
●	Information about leases that have not yet commenced
●	Related-party lease transactions
●	Accounting policy election regarding short-term leases
●	Finance, operating, short-term and variable lease costs
●	Maturity analysis of operating lease payments, lease receivables and lease obligations
●	Tabular disclosure of lease-related income
●	Components of the net investment in a lease
●	Information on the management of risk associated with residual asset

3)	Disaggregation of Revenue

The following table displays revenue by reportable segment from external customers, disaggregated by major source. The Company believes disaggregating by these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended February 29, 2020
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$2,349,000	$-	$-	$2,349,000
Farm equipment service parts	532,000	-	-	532,000
Steel cutting tools and inserts	-	-	609,000	609,000
Modular buildings	-	1,271,000	-	1,271,000
Modular building lease income	-	156,000		156,000
Other	72,000	30,000	7,000	109,000
	$2,953,000	$1,457,000	$616,000	$5,026,000

	Three Months Ended February 28, 2019
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$2,092,000	$-	$-	$2,092,000
Farm equipment service parts	460,000	-	-	460,000
Steel cutting tools and inserts	-	-	484,000	484,000
Modular buildings	-	795,000	-	795,000
Modular building lease income	-	179,000		179,000
Other	58,000	48,000	8,000	114,000
	$2,610,000	$1,022,000	$492,000	$4,124,000

4)	Contract Receivables, Contract Assets and Contract Liabilities

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers included on the Condensed Consolidated Balance Sheets.

	February 29, 2020	November 30, 2019
Receivables	$998,000	$115,000
Assets	513,000	727,000
Liabilities	$519,000	$89,000

The amount of revenue recognized in the first three months of fiscal 2020 that was included in a contract liability at November 30, 2019 was approximately $89,000 compared to $185,000 in the same period of fiscal 2019. The significant change in contract receivables reflected above is due to a large milestone invoice from the Modular Buildings Segment. This invoice also affected contract liabilities by increasing billings in excess of costs and estimated gross profit at February 29, 2020. Swings in contract assets from November 30, 2019 are due to changes in costs and estimated gross profit in excess of billings from the Modular Buildings segment.

The Company utilizes the practical expedient exception for these contracts and will report only on performance obligations greater than one year. As of February 29, 2020, the Company has no performance obligations with an original expected duration greater than one year.

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

Basic and diluted net income (loss) per share have been computed based on the following as of February 29, 2020 and February 28, 2019:

	For the Three Months Ended
	February 29, 2020	February 28, 2019
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$(437,192)	$(605,932)

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	4,315,481	4,243,707
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	4,315,481	4,243,707

Net Income (Loss) per share - Basic:
Net Income (Loss) per share	$(0.10)	$(0.14)

Net Income (Loss) per share - Diluted:
Net Income (Loss) per share	$(0.10)	$(0.14)

6)	Inventory

Major classes of inventory are:

	February 29, 2020	November 30, 2019
Raw materials	$7,576,968	$7,156,001
Work in process	332,668	492,125
Finished goods	4,042,034	3,905,373
Gross inventory	$11,951,670	$11,553,499

Less: Reserves	(2,637,241)	(2,774,992)
Net Inventory	$9,314,429	$8,778,507

7)	Accrued Expenses

Major components of accrued expenses are:

	February 29, 2020	November 30, 2019
Salaries, wages, and commissions	$592,892	$555,201
Accrued warranty expense	239,233	203,185
Other	272,888	374,440
	$1,105,013	$1,132,826

8)	Assets Held for Lease

Major components of assets held for lease are:

	February 29, 2020	November 30, 2019
Modular Buildings	$667,925	$713,782
Net assets held for lease	$667,925	$713,782

Rents recognized from assets held for lease included in sales on the Consolidated Statements of Operations during the three months ended February 29, 2020 were $155,508 compared to $179,044 for the three months ended February 28, 2019. Rents recognized in sales were related to the leasing of modular buildings as a part of the normal course of business operations of the Modular Buildings segment. Rents recognized from assets held for lease included in other income (expense) on the Consolidated Statements of Operations during the three months ended February 29, 2020 were $0 compared to $2,500 for the same period of fiscal 2019. Rents related to the West Union facility in the Agricultural Products segment were recognized in other income as such income was outside of the scope of this segment’s normal business operations. The West Union facility was sold on December 14, 2018 for $900,000.

Future minimum lease receipts from assets held for lease are as follows:

Future Minimum Leased Assets
Year Ending November 30,	Amount
2020	$58,089
Total	$58,089

9)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. Product warranty is included in the price of the product and provides assurance that the product will function in accordance with agreed-upon specifications. It does not represent a separate performance obligation under ASC 606. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 7 “Accrued Expenses.” Changes in the Company’s product warranty liability for the three months ended February 29, 2020 and February 28, 2019 are as follows:

	For the Three Months Ended
	February 29, 2020	February 28, 2019
Balance, beginning	$203,185	$96,785
Settlements / adjustments	(28,576)	(132,297)
Warranties issued	64,624	61,369
Balance, ending	$239,233	$25,857

10)	Loan and Credit Agreements

The Company maintains two revolving lines of credit and a term loan with Bank Midwest. The Company also previously maintained a term loan with The First National Bank of West Union.

Bank Midwest Revolving Lines of Credit and Term Loans

The Company maintains a credit facility with Bank Midwest consisting of a $5,000,000 revolving line of credit (the “2017 Line of Credit”) and a $2,600,000 term loan due October 1, 2037 (the “Term Loan”). On February 29, 2020, the balance of the 2017 Line of Credit was $3,844,530 with $1,155,470 remaining available, as may be limited by the borrowing base calculation. The 2017 Line of Credit borrowing base is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of inventory, less any outstanding loan balance on the 2017 Line of Credit. At February 29, 2020, the 2017 Line of Credit was not limited by the borrowing base calculation. Any unpaid principal amount borrowed on the 2017 Line of Credit accrues interest at a floating rate per annum equal to 1.00% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 4.25% per annum. The 2017 Line of Credit was most recently renewed on March 30, 2020. The 2017 Line of Credit matures on March 30, 2021 and requires monthly interest-only payments.

The Term Loan accrues interest at a rate of 5.00% for the first sixty months. Thereafter, the Term Loan will accrue interest at a floating rate per annum equal to 0.75% above the Wall Street Journal rate published the money rates section of the Wall Street Journal. The interest rate floor is set at 4.15% per annum and the interest rate may only be adjusted by Bank Midwest once every five years. Monthly payments of $17,271 for principal and interest are required. The Term Loan is also guaranteed by the United States Department of Agriculture (“USDA”), which required an upfront guarantee fee of $62,400 and requires an annual fee of 0.5% of the unpaid balance. As part of the USDA guarantee requirements, shareholders owning more than 20% are required to personally guarantee a portion of the Term Loan, in an amount equal to their stock ownership percentage. J. Ward McConnell Jr., the Vice Chairman of the Board of Directors and a shareholder owning more than 20% of the Company’s outstanding stock, is guaranteeing approximately 38% of the Term Loan, for an annual fee of 2% of the personally guaranteed amount. The initial guarantee fee will be amortized over the life of the Term Loan, and the annual fees and personally guaranteed amounts are expensed monthly.

On February 13, 2019, the Company opened a $4,000,000 revolving line of credit (the “2019 Line of Credit”) with Bank Midwest in connection with bonding obligations for the Company’s performance of a large modular laboratory construction project. Funds under the 2019 Line of Credit will be undisbursed to the Company and will be held by Bank Midwest in connection with an Irrevocable Letter of Credit issued by Bank Midwest for the project. The 2019 Line of Credit accrues interest at a floating rate per annum equal to 1.00% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 6.00% per annum. The 2019 Line of Credit was recently renewed on February 13, 2020. The 2019 Line of Credit is payable upon demand by Bank Midwest. If no earlier demand is made, the unpaid principal and accrued interest will be payable in one payment, due on February 13, 2021. As of February 29, 2020, the funds on the 2019 Line of Credit remain undisbursed and are held by Bank Midwest.

Each of the 2017 Line of Credit and the Term Loan are governed by the terms of a separate Promissory Note, dated September 28, 2017, entered into between the Company and Bank Midwest. The 2019 Line of Credit is governed by the terms of a Promissory Note, dated February 13, 2019, entered into between the Company and Bank Midwest.

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

To further secure the 2017 Line of Credit, the Company granted Bank Midwest a mortgage on its Canton, Ohio property held by Ohio Metal Working Products/Art’s-Way Inc. The 2019 Line of Credit is also secured by the mortgage on the Canton, Ohio property. The Term Loan is secured by a mortgage on the Company’s Armstrong, Iowa and Monona, Iowa properties. Each mortgage is governed by the terms of a separate Mortgage, dated September 28, 2017, and each property is also subject to a separate Assignment of Rents, dated September 28, 2017.

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

On December 14, 2018, the Company repaid this loan in full in connection with the sale of the West Union, Iowa facility.

A summary of the Company’s term debt is as follows:

	February 29, 2020	November 30, 2019
Bank Midwest loan payable in monthly installments of $17,271 including interest at 5.00%, due October 1, 2037	$2,415,217	$2,435,993
Total term debt	$2,415,217	$2,435,993
Less current portion of term debt	86,497	85,401
Term debt, excluding current portion	$2,328,720	$2,350,592

A summary of the minimum maturities of term debt follows for the years ending November 30:

Year	Amount
2020	$64,625
2021	90,179
2022	94,858
2023	99,781
2024	104,665
2025 and thereafter	1,961,109
$2,415,217

11)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.

12)	Related Party Transactions

During the three months ended February 29, 2020 and February 28, 2019, the Company did not recognize any revenues from transactions with a related party, and no amounts in accounts receivable balances were due from a related party. From time to time, the Company purchases various supplies from related parties, which are companies owned by J. Ward McConnell, Jr., the Vice Chairman of the Company’s Board of Directors. Marc McConnell, the Chairman of the Company’s Board of Directors also serves as President of these companies. J. Ward McConnell, Jr., as a shareholder owning more than 20% of the Company’s outstanding stock, was required to guarantee a portion of the Company’s Term Loan in accordance with the USDA guarantee on the Company’s Term Loan. J. Ward McConnell, Jr. is paid a monthly fee for his guarantee. In the three months ended February 29, 2020, the Company recognized $4,588 of expense for transactions with related parties, compared to $8,148 for the three months ended February 28, 2019. As of February 29, 2020, accrued expenses contained a balance of $1,454 owed to a related party compared to $1,451 on February 28, 2019.

13)	Sales-Type Leases

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

Modular buildings held for lease by the Modular Buildings segment are recorded at cost. Amortization of each modular building is calculated over the useful life of the building. Estimated useful life is three to five years. Lease revenue is accounted for on a straight-line basis over the term of the related lease agreement. Lease income for modular buildings is included in sales on the consolidated statements of operations.

The components related to sales-type leases at February 29, 2020 and November 30, 2019 are as follows:

	February 29, 2020	November 30, 2019
Minimum lease receivable, current	$124,776	$162,425
Unearned interest income, current	(8,220)	(14,420)
Net investment in sales-type leases, current	$116,556	$148,005

Minimum lease receivable, long-term	$-	$5,851
Unearned interest income, long-term	-	(69)
Net investment in sales-type leases, long-term	$-	$5,782

There was no sales activity related to sales-type leases for the three months ended February 29, 2020 and February 28,2019.

Future minimum lease receipts from sales-type leases are as follows:

Year Ending November 30,	Amount
2020	$118,924
2021	5,852
Total	$124,776

14)	Operating Leases

The Company determines if an arrangement is a lease at inception of a contract. The nature of the Company’s operating leases at this time is office equipment, mainly copiers, with terms of 12 to 60 months. Operating leases are included in other assets as operating lease right-of-use (“ROU”) assets on the Condensed Consolidated Balance Sheets while current lease liabilities are included accrued expenses. The long-term portion of operating lease liabilities are shown as long-term liabilities on the Condensed Consolidated Balance Sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company has copier lease agreements with lease and non-lease components and has elected the practical expedient not to separate lease and non-lease components for this asset class. The Company has also elected not to recognize lease liabilities and ROU assets for short-term leases. The Company recognizes variable costs that depend on usage in profit or loss as they are incurred.

The components of operating leases on the Condensed Consolidated Balance Sheets at February 29, 2020 were as follows:

February 29, 2020
Operating lease right-of-use assets	$34,316

Current portion of operating lease liabilities	$9,169
Long-term portion of operating lease liabilities	25,147
Total operating lease liabilities	$34,316

The Company included $34,316 of operating lease right-of-use assets in other assets, the current portion of operating lease liabilities of $9,169 was included in accrued expenses and $25,147 of long-term operating lease liabilities in the long-term liability portion of the Condensed Consolidated Balance Sheets. The Company recorded $8,151 of operating lease costs in the three months ended February 29, 2020 which included variable costs tied to usage. The Company’s operating leases carry a weighted average lease term of 42 months and have a weighted average discount rate of 5.50%

Future maturities of operating lease liabilities are as follows:

Maturities of operating lease liabilities are as follows:

Year Ending November 30,
2020	8,135
2021	10,847
2022	10,847
2023	6,456
2024	1,630
Total lease payments	37,916
Less imputed interest	(3,600)
Total operating lease liabilities	34,316

15)	Equity Incentive Plan and Stock Based Compensation

On January 27, 2011, the Board of Directors of the Company authorized and approved the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan was approved by the stockholders on April 28, 2011. It replaced the Employee Stock Option Plan and the Directors’ Stock Option Plan (collectively, the “Prior Plans”), and no further stock options will be awarded under the Prior Plans. Awards to directors and executive officers under the 2011 Plan are governed by the forms of agreement approved by the Board of Directors. Stock options granted prior to January 27, 2011 are governed by the applicable Prior Plan and the forms of agreement adopted thereunder. On February 25, 2020, the Board of Directors adopted, subject to stockholder approval, the Art’s-Way Manufacturing Co., Inc 2020 Equity Incentive Plan (the “2020 Plan”). If approved, the 2020 Plan will replace the 2011 Plan and will add an additional 500,000 shares to the number of shares reserved for issuance pursuant to equity awards.

The 2011 Plan permits the plan administrator to award nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance awards, and stock appreciation rights to employees (including officers), directors, and consultants. The Board of Directors has approved a director compensation policy pursuant to which non-employee directors are automatically granted restricted stock awards of 1,000 shares of fully vested common stock annually or initially upon their election to the Board and another 1,000 shares of fully vested common stock on the last business day of each fiscal quarter. During the first three months of fiscal 2020, restricted stock awards of 48,750 shares were issued to various employees, directors, and consultants, which vest over the next three years, and restricted stock awards of 5,000 shares were issued to directors as part of the director compensation policy, which vested immediately upon grant. In comparison, restricted stock awards of 67,053 shares were issued to various employees, directors, and consultants, which vest over the next three years, and restricted stock awards of 6,000 were issued to directors as part of the director compensation policy during the first three months of fiscal 2019. During the first three months of fiscal 2020, no shares of restricted stock were forfeited upon departure of certain employees compared to 1,400 shares of restricted stock for the same period of fiscal 2019.

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. The Company estimates the fair value of each stock-based option award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. No stock options were granted during the three months ended February 29, 2020 or in the same respective period of fiscal 2019. The Company incurred a total of $37,580 and $65,546 of stock-based compensation expense for restricted stock awards during the three months ended February 29, 2020 and February 28, 2019, respectively. The Company repurchased 10,517 shares and 5,493 shares from employees in the form of treasury stock as consideration for payroll taxes paid on the employee’s behalf for the three months ended February 29, 2020 and February 28, 2019, respectively. Stock compensation net of treasury shares repurchased for the three months ended February 29, 2020 was $18,516 compared to $54,726, for the same period in fiscal 2019.

16)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At February 29, 2020 and November 30, 2019, the carrying amount approximated fair value for cash, accounts receivable, net investment in sales-type leases, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of these instruments. The fair value of the net investment in sales-type leases also approximates recorded value as that is based on discounting future cash flows at rates implicit in the lease. The rates implicit in the lease do not materially differ from current market rates. The fair value of the Company’s installment term loans payable also approximates recorded value because the interest rates charged under the loan terms are not substantially different from current interest rates.

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

Approximate financial information with respect to the reportable segments is as follows.

	Three Months Ended February 29, 2020
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$2,953,000	$1,457,000	$616,000	$5,026,000
Income (loss) from operations	(435,000)	6,000	(41,000)	(470,000)
Income (loss) before tax	(498,000)	6,000	(52,000)	(544,000)
Total Assets	13,870,000	4,373,000	2,757,000	21,000,000
Capital expenditures	241,000	26,000	-	267,000
Depreciation & Amortization	126,000	68,000	33,000	227,000

	Three Months Ended February 28, 2019
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$2,610,000	$1,022,000	$492,000	$4,124,000
Income (loss) from operations	(602,000)	(98,000)	(23,000)	(723,000)
Income (loss) before tax	(649,000)	(99,000)	(32,000)	(780,000)
Total Assets	14,852,000	3,564,000	2,487,000	20,903,000
Capital expenditures	34,000	18,000	1,000	53,000
Depreciation & Amortization	125,000	132,000	32,000	289,000

*The consolidated total in the tables is a sum of segment figures and may not tie to actual figures in the condensed consolidated financial statements due to rounding.

18)	Subsequent Events

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements, other than the renewal of the 2017 Line of Credit that was renewed on March 30, 2020.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “report”) and the audited consolidated financial statements and related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2019. Some of the statements in this report may contain forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our warranty costs and order backlog; (ii) our beliefs regarding the sufficiency of working capital and cash flows; (iii) our expectation that we will continue to be able to renew or obtain financing on reasonable terms when necessary; (iv) the impact of recently issued accounting pronouncements; (v) our intentions and beliefs relating to our costs, business strategies, and future performance; (vi) our expected financial results; and (vii) our expectations concerning our primary capital and cash flow needs; and (viii) our expectations regarding the impact of COVID-19 on our business condition and results of operations.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) the impact of changing credit markets on our ability to continue to obtain financing on reasonable terms; (ii) our ability to repay current debt, continue to meet debt obligations and comply with financial covenants; (iii) the effect of general economic conditions, including consumer and governmental spending, on the demand for our products and the cost of our supplies and materials; (iv) the ongoing COVID-19 outbreak; (v) fluctuations in seasonal demand and our production cycle; and (vi) other factors described from time to time in our Securities and Exchange Commission filings. We do not intend to update the forward-looking statements contained in this report other than as required by law. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of our financial statements as of February 29, 2020 remain unchanged from November 30, 2019, other than the adoption of the new lease accounting standard in ASC 842, as  discussed in Note 2, “Summary of Significant Accounting Policies” included in Part I, Item I, “Financials Statements” of this report. Disclosure of these critical accounting policies is incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2019.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for the three-month period ended February 29, 2020 were $5,026,000 compared to $4,124,000 during the same period in fiscal 2019, an increase of $902,000, or 21.9%. The increase in consolidated revenue is due to increased sales across all three of our segments. Consolidated gross margin for the three-month period ended February 29, 2020 was 19.4% compared to 14.7% for the same period in fiscal 2019.

Our first quarter sales in our Agricultural Products segment were $2,953,000 compared to $2,610,000 for the same period in fiscal 2019, an increase of $343,000, or 13.1%. The increase in revenue is due to increased demand across our manure spreader, dump box and grinder product lines. The successful release of a new style manure spreader at the beginning of 2019 has made manure spreaders our second best-selling product line next to grinders. We also acquired market share of dump boxes at the end of fiscal 2019 and have continued to sell dump boxes into the first quarter of fiscal 2020. We are working to replace lost revenue from a decrease in sales to our OEM blower customer and our major OEM reel customers in fiscal year 2019. We have continued to develop and eliminate products from our diverse product offering to ensure our products remain relevant. Gross margin for the three-month period ended February 29, 2020 was 19.3% compared to 12.7% for the same period in fiscal 2019. The increase in gross margin is due to improved labor efficiency as the result of continuous improvement projects along with price increases that took place at the end of 2019. Continuous improvement projects included warehouse reorganization, fixturing to maximize process efficiency, waste elimination and fixed slot production scheduling to reduce stop/starts by product line.

Our first quarter sales in our Modular Buildings segment were $1,457,000 compared to $1,022,000 for the same period in fiscal 2019, an increase of $435,000, or 42.6%. Our increase in revenue is due largely to the progress on a large construction contract that will continue into the third quarter of fiscal 2020. However, even without this large construction contract our backlog at February 29, 2020 would still be up by more than $1 million from the same period in fiscal 2019. Gross margin for the three-month period ended February 29, 2020 was 17.6% compared to 11.7% for the same period in fiscal 2019. The increase in gross margin is attributable to more revenue available to cover fixed costs and improved workforce efficiency.

Our Tools segment had sales of $616,000 during the first quarter compared to $492,000 for the same period in fiscal 2019, a 25.2% increase. The increase is due to increased sales from an OEM agreement that was signed in fiscal 2019. We believe the full potential of this agreement has not been achieved at this point. Gross margin was 24.5% for the three-month period ended February 29, 2020 compared to 29.5% for the same period in fiscal 2019. The decreased gross margin is due to increased staffing levels to try and meet demand of our standard business coupled with our OEM tool agreement.

Expenses

Our first quarter consolidated selling expenses were $456,000 compared to $343,000 for the same period in fiscal 2019. The increase in selling expenses is due to increased wages from the addition of a territory development manager, increased commissions as a result of higher sales and increased spending on advertising efforts. Selling expenses as a percentage of sales were 9.1% for the three-month period ended February 29, 2020 compared to 8.3% for the same period in fiscal 2019.

Consolidated engineering expenses were $110,000 for the three-month period ended February 29, 2020 compared to $147,000 from the same period in fiscal 2019. The decrease is due to lower research and development costs in the first quarter of fiscal 2020 as we focused predominantly on reengineering current processes to improve efficiency and reduce product costs. Engineering expenses as a percentage of sales were 2.2% for the three-month period ended February 29, 2020 compared to 3.6% for the same period in fiscal 2019.

Consolidated administrative expenses for the three-month period ended February 29, 2020 were $882,000 compared to $837,000 for the same period in fiscal 2019. The increase in administrative expenses is due to onetime costs in our Tools segment for implementing processes necessary for its OEM agreement and an additional bonus accrual put in place by the Board of Directors to help retain current talent. Administrative expenses as a percentage of sales were 17.5% for the three-month period ended February 29, 2020 compared to 20.3% for the same period in fiscal 2019.

Net Loss

Consolidated net loss was $(437,000) for the three-month period ended February 29, 2020 compared to net loss of $(606,000) for the same period in fiscal 2019. The decreased net loss is due to increased sales across all three segments, as well as conscious efforts to cut costs and improve workforce efficiency. As we continue to improve our processes, expand our product base and eliminate waste, we are positioning ourselves for sustained success in all economic conditions.

Order Backlog

The consolidated order backlog net of discounts as of April 6, 2020 was $7,451,000 compared to $10,209,000 as of April 6, 2019. The agricultural products segment order backlog was $2,699,000 as of April 6, 2020 compared to $2,032,000 in fiscal 2019. The increase in backlog from the agricultural products segment is due to the early success of our x-series manure spreaders and success of our early order program.  The backlog for the modular buildings segment was $4,528,000 as of April 6, 2020, compared to $7,897,000 in fiscal 2019.  The decrease is due to progress made on a large contract that is not part of our typical year.  Excluding this project from backlog, our backlog is up $962,000 compared to fiscal 2019.  The backlog for the tools segment was $224,000 as of April 6, 2020 compared to $190,000 in fiscal 2019. The increase in backlog for our tools segment is largely due to an OEM agreement that was signed in the third quarter of fiscal 2019. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Potential Impact of COVID-19

While the COVID-19 outbreak had very little effect on the first quarter of fiscal 2020, we believe that the outbreak will impact our results of operations for the second quarter of fiscal 2020 and possibly beyond.  As of March 23, 2020, we have shifted the majority of our office staff in all three segments to remote workstations with the exception of key operations support. We expect this to continue until risks of transmission diminish to a level where we feel we can keep our staff safe.  We have also given high-risk individuals the option to self-quarantine, and to-date, our workforce is down approximately 17% due to self-quarantine. Despite this initial drop in workforce, our operations have continued with little disruption. However, we are concerned that any further drop in workforce could impact our operations.

Our Tools and Modular Buildings segments each have workforces under 25 employees and a large reduction of workforce for these segments could result in a halt of production. Our Tools segment, located in Canton, Ohio, is the only segment that operates in a state that is currently under a “shelter in place” order. However, we do have employees from our Modular Buildings and Agricultural Products segments commuting from Wisconsin and Minnesota, which are also under “shelter in place” orders. All three of our segments are essential businesses supporting agriculture, biomedical, or oil and gas industries and have not been required to shut down operations at this point.

In our Agricultural Products segment, we have not experienced order cancellations at this time and our backlog as of April 6, 2020 remains approximately 33% higher than a year ago. We have noticed a decrease in sales call activity over the past two weeks but are not yet able to predict any impact on future orders. We believe that farm operations will remain mostly unaffected by COVID-19 and that the food supply will remain in high demand. As our suppliers experience decreases in their workforce, we expect disruptions in our supply chain that could affect scheduled deliveries of our products and the efficiency of our workforce.

Our Modular Buildings segment has a more diverse backlog than we had a year ago; however, there are some concerns about ability to finish backlog with current COVID-19 restrictions. Our workforce consists of 24 employees and a significant decrease in this workforce would affect our ability to finish production on the current backlog. We are also scheduled to deliver multiple buildings over the next couple months. This work could be delayed due to travel restrictions or key vendors shutting down operations temporarily. We do have a large amount of onsite construction work that is scheduled to take place in the second quarter of fiscal 2020 and any inability to perform this work would impact our revenue and building schedules.

In our Tools segment, we are seeing depressed oil prices that could put additional strain on our customers as they navigate COVID-19 challenges. Our backlog on April 6, 2020 is 18% higher than that of a year ago. This segment employs 23 people and would be faced with production challenges if our workforce decreases.

Based on the limited data we have at this point; we predict decreased revenue across our segments compared to fiscal 2019 and our initial fiscal 2020 expectations due to inability to meet production demand as a result of decreased workforce and supply chain disruptions over the second quarter of fiscal 2020.  We will continue to operate as long as allowed by government authorities and as long as the health of our employees is not compromised.

Liquidity and Capital Resources

Our primary source of funds for the three months ended February 29, 2020 was cash generated by financing activities, or the use of our line of credit. Our operating activities consumed $960,000 of cash during the first three months of fiscal 2020. A large increase in receivables was our biggest use of cash, coupled with increases in inventory in all three segments. We expect our primary capital needs for the remainder of fiscal 2020 to relate to operating costs, primarily production costs and contract fulfilment, and the retirement of debt.

We have a $5,000,000 revolving line of credit with Bank Midwest that, as of February 29, 2020, had an outstanding principal balance of $3,844,530. The line of credit is scheduled to mature on March 30, 2021.

We believe that we may see a slowdown of cash inflows from operations due to COVID-19 and the disruption of our customers’ workforce.  We believe our current financing arrangements will provide sufficient cash to finance operations and pay debt when due during the next twelve months. We expect to continue to be able to procure financing upon reasonable terms and have had discussions with our bank about obtaining additional financing should COVID-19 have a large impact on our ability to operate.  The COVID-19 outbreak has also opened up opportunities for federally funded loans and grants that we will attempt to utilize to meet our cash flow needs.

Off Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The persons serving as our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period subject to this report. Based on this evaluation, the persons serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of February 29, 2020, due to the material weakness described below. Notwithstanding the material weakness discussed below, our management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Remediation of Material Weakness

Management previously identified that a material weakness existed as of November 30, 2019 related to the estimation of completed subcontract work on modular building contracts. Management recognizes that estimates are a necessary part of financial reporting; however, proper controls did not exist to review the accuracy of these estimates at the time of the transactions. Because we recorded an adjustment to the financial statements, this control deficiency did not result in a material misstatement to our consolidated financial statements for the year ended November 30, 2019.

Management implemented new internal controls in the first quarter of fiscal 2020 to remediate this material weakness. All receiving transactions are reviewed and signed off on by the receiving clerk and general manager for accuracy and completeness on a monthly basis. Any subcontract work received over $75,000 requires approval signatures from the Chief Financial Officer and general manager. These controls will help prevent and detect material misstatements that could otherwise results from the estimation of subcontract work. These new internal controls are subject to continued management review supported by testing, as well as oversight by the Audit Committee of our Board of Directors. Since insufficient time has passed to allow us to adequately test these new internal controls, we are unable to determine at this time that the material weakness has been fully remediated. We will continue to assess these new internal controls and work to remediate our material weakness.

Changes in Internal Control over Financial Reporting

Other than the steps taken to remediate the material weakness discussed above, there were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. If our workforce continues to decrease due to COVID-19, we may experience difficulties maintaining proper segregation of duties due to the limited number of staff we are able to keep working. Management will continue to assess risks and impacts on internal controls over financials reporting as they arise.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

We are currently not a party to any material pending legal proceedings.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents the information with respect to purchases made by us of our common stock during the first quarter of fiscal 2020:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
December 1 to December 31, 2019	-	$-	N/A	N/A
January 1 to January 31, 2020	7,848	$1.77	N/A	N/A
February 1 to February 28, 2020	2,669	$1.94	N/A	N/A
Total	10,517	$1.81

(1) Reflects shares withheld pursuant to the terms of restricted stock awards under our 2011 Plan to offset tax withholding obligations that occur upon vesting and release of shares. The value of the shares withheld is the closing price of our common stock on the date the relevant transaction occurs.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

David A. King Employment Agreement

As previously disclosed, on March 5, 2020, we entered into an offer letter with David A. King, pursuant to which Mr. King is expected to assume the role of Chief Executive Officer upon the anticipated resignation of Carrie Gunnerson as Chief Executive Officer of the Company in the third quarter of fiscal year 2020. Mr. King’s start date was March 23, 2020 and he will serve as an Executive Vice President prior to assuming the role of Chief Executive Officer.

Mr. King’s employment is governed by an employment agreement entered into effective March 30, 2020 (as amended, the “Agreement”). The Agreement provides for an annual base salary of $265,000. Mr. King is eligible to receive annual cash incentive compensation of up to 75% of his base salary based on the Company’s achievement of annual financial objectives and to receive annual equity awards, each as granted by the Board (or a committee authorized by the Board). Mr. King is eligible to participate in any and all other employee benefit plans that are generally available to the Company’s employees.

The Agreement may be terminated at any time by either party. If the Agreement is terminated by the Company without Cause (as defined in the Agreement), the Company may be required to pay up to 12 weeks of compensation and benefits to Mr. King, in exchange for his release of any and all claims against the Company and his compliance with the non-competition and non-solicitation provisions of the Agreement. The Agreement also contains confidentiality and assignment of inventions provisions that survive the termination of the Agreement for an indefinite period.

This foregoing summary does not purport to be complete and is qualified in its entirety by reference to the text of the Agreement, a copy of which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

Line of Credit Renewals

Effective February 13, 2020, we renewed our $4,000,000 revolving line of credit with Bank Midwest. The revolving line of credit is payable upon demand by Bank Midwest. If no earlier demand is made, the unpaid principal and accrued interest will be payable in one payment, due on February 13, 2021. The updated Promissory Note with Bank Midwest is included as Exhibit 10.5 hereto and is incorporated herein by reference.

Effective March 30, 2020, we renewed our $5,000,000 revolving line of credit with Bank Midwest. The revolving line of credit matures on March 30, 2021 and requires monthly interest-only payments. The updated Promissory Note with Bank Midwest is included as Exhibit 10.4 hereto and is incorporated herein by reference.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Employment Agreement between the Company and Michael Woods, dated February 1, 2020 – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2020.
10.2	Employment Agreement between the Company and David A. King, effective March 30, 2020 – filed herewith.
10.3	Offer Letter between the Company and David King, dated March 5, 2020 - incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 11, 2020
10.4	Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated March 30, 2020 – filed herewith.
10.5	Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated February 13, 2020 – filed herewith.
31.1	Certificate of Chief Executive Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
31.2	Certificate of Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
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

ART’S-WAY MANUFACTURING CO., INC.

Date: April 14, 2020	By:	/s/ Carrie L. Gunnerson
Carrie L. Gunnerson
President and Chief Executive Officer

Date: April 14, 2020	By:	/s/ Michael W. Woods
Michael W. Woods
Chief Financial Officer

27