Form 10-Q
period 2020-05-31
ARTS WAY MANUFACTURING CO INC
filed 2020-07-10
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2020

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 000-05131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

DELAWARE	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of common shares outstanding as of July 1, 2020: 4,426,691

Art’s-Way Manufacturing Co., Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Balance Sheets

	(Unaudited) May 31, 2020	November 30, 2019
Assets
Current assets:
Cash	$2,948	$3,145
Accounts receivable-customers, net of allowance for doubtful accounts of $33,428 and $22,925 in 2020 and 2019, respectively	2,153,391	1,679,975
Inventories, net	9,532,711	8,778,507
Cost and profit in excess of billings	161,715	726,667
Net investment in sales-type leases, current	77,607	148,005
Other current assets	213,272	70,931
Total current assets	12,141,644	11,407,230
Property, plant, and equipment, net	5,396,829	5,362,907
Assets held for lease, net	622,065	713,782
Deferred income taxes	2,118,465	1,786,048
Net investment in sales-type leases, long-term	-	5,782
Other assets	100,608	71,189
Total assets	$20,379,611	$19,346,938
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,197,192	$1,205,313
Customer deposits	225,312	105,363
Billings in excess of cost and profit	268,361	88,931
Income taxes payable	6,400	6,400
Accrued expenses	1,211,753	1,132,826
Line of credit	3,130,530	2,578,530
Current portion of long-term debt	87,909	85,401
Total current liabilities	6,127,457	5,202,764
Long-term liabilities
Long-term portion of operating lease liabilities	22,775	-
Long-term debt, excluding current portion	3,548,494	2,350,592
Total liabilities	9,698,726	7,553,356
Commitments and Contingencies
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2020 and 2019; issued 0 shares in 2020 and 2019.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2020 and 2019; issued 4,464,837 in 2020 and 4,321,087 in 2019	44,648	43,211
Additional paid-in capital	3,401,402	3,250,087
Retained earnings	7,308,429	8,547,342
Treasury stock, at cost (33,313 in 2020 and 18,842 in 2019 shares)	(73,594)	(47,058)
Total stockholders’ equity	10,680,885	11,793,582
Total liabilities and stockholders’ equity	$20,379,611	$19,346,938

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Sales	$5,445,732	$5,747,256	$10,471,656	$9,871,482
Cost of goods sold	4,451,016	4,788,261	8,499,779	8,307,644
Gross profit	994,716	958,995	1,971,877	1,563,838
Expenses:
Engineering	122,593	116,773	232,445	263,986
Selling	401,224	397,270	856,908	740,617
General and administrative	1,395,515	814,465	2,276,837	1,651,371
Total expenses	1,919,332	1,328,508	3,366,190	2,655,974
Income (Loss) from operations	(924,616)	(369,513)	(1,394,313)	(1,092,136)
Other income (expense):
Interest expense	(77,246)	(100,402)	(160,520)	(185,441)
Other	4,698	11,092	13,897	37,915
Total other income (expense)	(72,548)	(89,310)	(146,623)	(147,526)
Income (Loss) before income taxes	(997,164)	(458,823)	(1,540,936)	(1,239,662)
Income tax expense (benefit)	(195,444)	(102,781)	(302,023)	(277,688)
Net Income (Loss)	(801,720)	(356,042)	(1,238,913)	(961,974)

Net Income (Loss) per share
Basic Net Income (Loss) per share	$(0.18)	$(0.08)	$(0.28)	$(0.23)
Diluted Net Income (Loss) per share	$(0.18)	$(0.08)	$(0.28)	$(0.23)

Weighted average outstanding shares used to compute basic net income per share	4,401,754	4,299,289	4,358,982	4,272,532

Weighted average outstanding shares used to compute diluted net income per share	4,401,754	4,299,289	4,358,982	4,272,532

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Stockholders' Equity
Six Months Ended May 31, 2020 and May 31, 2019
(Unaudited)

	Common Stock		Additional		Treasury Stock
	Number of shares	Par value	paid-in capital	Retained earnings	Number of shares	Amount	Total

Balance, November 30, 2018	4,225,050	$42,250	$3,055,632	$9,966,928	9,286	$(27,735)	$13,037,075
Stock based compensation	84,537	846	118,598	-	5,493	(10,820)	108,624
Net (loss)	-	-	-	(961,974)	-	-	(961,974)
Balance, May 31, 2019	4,309,587	43,096	3,174,230	9,004,954	14,779	(38,555)	12,183,725

	Common Stock		Additional		Treasury Stock
	Number of shares	Par value	paid-in capital	Retained earnings	Number of shares	Amount	Total

Balance, November 30, 2019	4,321,087	$43,211	$3,250,087	$8,547,342	18,842	$(47,058)	$11,793,582
Stock based compensation	143,750	1,437	151,315	-	14,471	(26,536)	126,216
Net (loss)	-	-	-	(1,238,913)	-	-	(1,238,913)
Balance, May 31, 2020	4,464,837	44,648	3,401,402	7,308,429	33,313	(73,594)	10,680,885

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	May 31, 2020	May 31, 2019
Cash flows from operations:
Net (loss) from continuing operations	$(1,238,913)	$(961,974)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Stock based compensation	152,752	119,444
(Gain) Loss on disposal of property, plant, and equipment	8,306	(10,303)
Depreciation and amortization expense	459,436	549,333
Bad debt expense	10,478	3,673
Deferred income taxes	(332,417)	(279,536)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(483,894)	(1,134,324)
Inventories	(754,204)	151,839
Net investment in sales-type leases	76,180	53,436
Other assets	(142,341)	(141,018)
Increase (decrease) in:
Accounts payable	(8,121)	133,974
Contracts in progress, net	744,382	732,952
Customer deposits	119,949	366,654
Income taxes payable	-	(2,545)
Accrued expenses	69,630	(97,669)
Net cash (used in) operating activities	(1,318,777)	(516,064)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(412,294)	(186,215)
Net proceeds from sale of assets	5,000	893,713
Net cash provided by (used in) investing activities	(407,294)	707,498
Cash flows from financing activities:
Net change in line of credit	552,000	94,000
Proceeds from term debt	1,242,900	-
Repayment of term debt	(42,490)	(273,725)
Repurchases of common stock	(26,536)	(10,820)
Net cash provided by (used in) financing activities	1,725,874	(190,545)
Net increase (decrease) in cash	(197)	889
Cash at beginning of period	3,145	3,512
Cash at end of period	$2,948	$4,401

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$138,280	$170,992
Income taxes	$30,394	$3,855

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

2)	Summary of Significant Accounting Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2019. The results of operations for the three and six months ended May 31, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2020.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three and six months ended May 31, 2020. Actual results could differ from those estimates.

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

In certain circumstances, upon the customer’s written request, the Company may recognize revenue when production is complete, and the goods are ready for shipment. At the buyer’s request, the Company will bill the buyer upon completing all performance obligations, but before shipment. The buyer dictates that the Company ship the goods per its direction from the Company’s manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that the Company will segregate the goods from its inventory, such that they are not available to fill other orders. This agreement also specifies that the buyer is required to purchase all goods manufactured under this agreement. Title of the goods will pass to the buyer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the buyer, and the buyer agrees to maintain insurance on the manufactured items that have not yet been shipped. The Company has operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both buyer and seller. The credit terms on this agreement are consistent with the credit terms on all other sales. All risks of loss are shouldered by the buyer, and there are no exceptions to the buyer’s commitment to accept and pay for these manufactured goods.

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

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Guidance

Leases

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, “Leases (Topic 842),” which requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for all leases with terms of 12 months or greater. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company adopted this guidance for fiscal 2020 using the modified retrospective approach, including interim periods within that reporting period. Under the modified retrospective approach, the Company did not adjust prior comparative periods. The Company has a moderate amount of leasing activity mainly as the lessee of office equipment and as the lessor of modular rental buildings. As a result of adoption, the Company recognized $34,316 as a right-of-use asset and $34,316 of lease liabilities on the balance sheet for office equipment it leases. The Company’s activity as a lessor will remain mostly unaffected by this guidance. The Company’s additional disclosures may include, but are not limited to:

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

	Three Months Ended May 31, 2020
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$2,299,000	$-	$-	$2,299,000
Farm equipment service parts	669,000	-	-	669,000
Steel cutting tools and inserts	-	-	570,000	570,000
Modular buildings	-	1,633,000	-	1,633,000
Modular building lease income	-	163,000	-	163,000
Other	103,000	3,000	6,000	112,000
	$3,071,000	$1,799,000	$576,000	$5,446,000

	Three Months Ended May 31, 2019
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$2,879,000	$-	$-	$2,879,000
Farm equipment service parts	665,000	-	-	665,000
Steel cutting tools and inserts	-	-	544,000	544,000
Modular buildings	-	1,368,000	-	1,368,000
Modular building lease income	-	168,000	-	168,000
Other	93,000	22,000	8,000	123,000
	$3,637,000	$1,558,000	$552,000	$5,747,000

	Six Months Ended May 31, 2020
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$4,647,000	$-	$-	$4,647,000
Farm equipment service parts	1,200,000	-	-	1,200,000
Steel cutting tools and inserts	-	-	1,179,000	1,179,000
Modular buildings	-	540,000	-	540,000
Modular building lease income	-	318,000	-	318,000
Other	176,000	2,398,000	14,000	2,588,000
	$6,023,000	$3,256,000	$1,193,000	$10,472,000

	Six Months Ended May 31, 2019
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$4,881,000	$-	$-	$4,881,000
Farm equipment service parts	1,216,000	-	-	1,216,000
Steel cutting tools and inserts	-	-	1,028,000	1,028,000
Modular buildings	-	2,163,000	-	2,163,000
Modular building lease income	-	348,000	-	348,000
Other	150,000	69,000	16,000	235,000
	$6,247,000	$2,580,000	$1,044,000	$9,871,000

4)	Contract Receivables, Contract Assets and Contract Liabilities

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers included on the Condensed Consolidated Balance Sheets.

	May 31, 2020	November 30, 2019
Receivables	$660,000	$115,000
Assets	162,000	727,000
Liabilities	$365,000	$89,000

The amount of revenue recognized in the first six months of fiscal 2020 that was included in a contract liability at November 30, 2019 was approximately $89,000 compared to $185,000 in the same period of fiscal 2019. The significant change in contract receivables reflected above is due to progress billings from open contracts in the Modular Buildings segment. Contract assets are down significantly from November 30, 2019 as billings caught up to costs in the Modular Buildings segment during the second quarter. There are also a few contracts in the Modular Buildings segment that are currently overbilled, which created an increase in contract liabilities at May 31, 2020.

The Company utilizes the practical expedient exception for reporting performance obligations and will report only on performance obligations greater than one year. As of May 31, 2020, the Company had no performance obligations with an original expected duration greater than one year.

5)	Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per share of common stock has been computed on the basis of the weighted average number of common shares outstanding. Diluted net income (loss) per share of common stock has been computed on the basis of the weighted average number of common shares outstanding plus equivalent shares assuming the exercise of stock options. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted net income (loss) per share.

Basic and diluted net income (loss) per share have been computed based on the following as of May 31, 2020 and May 31, 2019:

	For the Three Months Ended
	May 31, 2020	May 31, 2019
Numerator for basic and diluted net income (loss) per share:

Net income (loss)	$(801,720)	$(356,042)

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	4,401,754	4,299,289
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	4,401,754	4,299,289

Net Income (Loss) per share - Basic:
Net Income (Loss) per share	$(0.18)	$(0.08)

Net Income (Loss) per share - Diluted:
Net Income (Loss) per share	$(0.18)	$(0.08)

	For the Six Months Ended
	May 31, 2020	May 31, 2019
Numerator for basic and diluted net income (loss) per share:

Net income (loss)	$(1,238,913)	$(961,974)

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	4,358,982	4,272,532
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	4,358,982	4,272,532

Net Income (Loss) per share - Basic:
Net Income (Loss) per share	$(0.28)	$(0.23)

Net Income (Loss) per share - Diluted:
Net Income (Loss) per share	$(0.28)	$(0.23)

6)	Inventory

Major classes of inventory are:

	May 31, 2020	November 30, 2019
Raw materials	$7,400,831	$7,156,001
Work in process	393,939	492,125
Finished goods	4,315,166	3,905,373
Gross inventory	$12,109,936	$11,553,499
Less: Reserves	(2,577,225)	(2,774,992)
Net Inventory	$9,532,711	$8,778,507

7)	Accrued Expenses

Major components of accrued expenses are:

	May 31, 2020	November 30, 2019
Salaries, wages, and commissions	$679,353	$555,201
Accrued warranty expense	268,233	203,185
Other	264,167	374,440
	$1,211,753	$1,132,826

8)	Assets Held for Lease

Major components of assets held for lease are:

	May 31, 2020	November 30, 2019
Modular Buildings	$622,065	$713,783
Net assets held for lease	$622,065	$713,783

Rents recognized from assets held for lease included in sales on the Consolidated Statements of Operations during the three and six months ended May 31, 2020 were $162,719 and $318,227, respectively, compared to $168,465 and $347,509 for the three and six months ended May 31, 2019, respectively. Rents recognized in sales were related to the leasing of modular buildings as a part of the normal course of business operations of the Modular Buildings segment.

The Company has no future minimum lease receipts under contract from assets held for lease as of May 31, 2020.

9)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. Product warranty is included in the price of the product and provides assurance that the product will function in accordance with agreed-upon specifications. It does not represent a separate performance obligation under ASC 606. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 7 “Accrued Expenses.” Changes in the Company’s product warranty liability for the three and six months ended May 31, 2020 and May 31, 2019 are as follows:

	For the Three Months Ended
	May 31, 2020	May 31, 2019
Balance, beginning	$239,233	$25,857
Settlements / adjustments	(37,146)	(62,640)
Warranties issued	66,146	126,420
Balance, ending	$268,233	$89,637

	For the Six Months Ended
	May 31, 2020	May 31, 2019
Balance, beginning	$203,185	$96,786
Settlements / adjustments	(65,722)	(194,938)
Warranties issued	130,770	187,789
Balance, ending	$268,233	$89,637

10)	Loan and Credit Agreements

The Company maintains two revolving lines of credit and two term loans with Bank Midwest. The Company also previously maintained a term loan with The First National Bank of West Union.

Bank Midwest Revolving Lines of Credit and Term Loans

The Company maintains a credit facility with Bank Midwest consisting of a $5,000,000 revolving line of credit (the “2017 Line of Credit”), and a $2,600,000 term loan due October 1, 2037 (the “Term Loan”). On May 31, 2020, the balance of the 2017 Line of Credit was $3,130,530 with $1,869,470 remaining available, as may be limited by the borrowing base calculation. The 2017 Line of Credit borrowing base is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of inventory, less any outstanding loan balance on the 2017 Line of Credit. At May 31, 2020, the 2017 Line of Credit was not limited by the borrowing base calculation. Any unpaid principal amount borrowed on the 2017 Line of Credit accrues interest at a floating rate per annum equal to 1.00% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 4.25% per annum. The 2017 Line of Credit was most recently renewed on March 30, 2020. The 2017 Line of Credit matures on March 30, 2021 and requires monthly interest-only payments.

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

On February 13, 2019, the Company opened a $4,000,000 revolving line of credit (the “2019 Line of Credit”) with Bank Midwest in connection with bonding obligations for the Company’s performance of a large modular laboratory construction project. Funds under the 2019 Line of Credit will be undisbursed to the Company and will be held by Bank Midwest in connection with an Irrevocable Letter of Credit issued by Bank Midwest for the project. The 2019 Line of Credit accrues interest at a floating rate per annum equal to 1.00% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 4.25% per annum. The 2019 Line of Credit was recently renewed on February 13, 2020. The 2019 Line of Credit is payable upon demand by Bank Midwest. If no earlier demand is made, the unpaid principal and accrued interest will be payable in one payment, due on February 13, 2021. As of May 31, 2020, the funds on the 2019 Line of Credit remain undisbursed and are held by Bank Midwest.

On April 20, 2020, the Company obtained a loan in the amount of $1,242,900 from Bank Midwest in connection with the U.S. Small Business Administration’s Paycheck Protection Program (the “PPP Loan”). A portion of the PPP Loan may be forgiven based on the Company’s use of the proceeds of the PPP Loan for its payroll costs and other expenses in accordance with the requirements of the Paycheck Protection Program. If the PPP Loan is not fully forgiven, the Company will remain liable for the full and punctual payment of the outstanding principal balance plus accrued and unpaid interest. The Company expects all or a significant portion of the PPP loan to be forgiven. The PPP Loan accrues interest at a rate per annum equal to 1.00%, the outstanding principal balance plus accrued and unpaid interest is due on April 20, 2022. The PPP Loan is unsecured. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties.

On June 18, 2020, and again on June 24, 2020 the Company executed the standard loan documents required for securing loans offered by the U.S. Small Business Administration under its Economic Injury Disaster Loan (EIDL) assistance program in light of the impact of COVID-19 pandemic on the Company’s business. Two loans were executed on June 18, 2020 with principal amounts of $150,000 each, with a third loan being executed on June 24, 2020 with a principal amount of $150,000 with proceeds being used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue from the date of inception. Installment payments, including principal and interest, are due monthly beginning June 18, 2021 (twelve months from the date of the EIDL Loans) and June 24, 2021 in the amount of $731 (per loan). The balance of principal and interest is payable 30 years from the date of the EIDL. The EIDL’s are secured by a security interest on all of the Company’s assets.

Each of the 2017 Line of Credit and the Term Loan are governed by the terms of a separate Promissory Note, dated September 28, 2017, entered into between the Company and Bank Midwest. The 2019 Line of Credit is governed by the terms of a Promissory Note, dated February 13, 2019, entered into between the Company and Bank Midwest. The PPP Loan is governed by the terms of a Promissory Note, dated April 20, 2020, entered into between the Company and Bank Midwest.

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

SBA Economic Injury Disaster Loans

On June 18, 2020, and again on June 24, 2020 the Company executed the standard loan documents required for securing loans offered by the U.S. Small Business Administration under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Two loans were executed on June 18, 2020 with principal amounts of $150,000 each, with a third loan being executed on June 24, 2020 with a principal amount of $150,000. Proceeds from these EIDLs are being used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue from the date of inception. Installment payments, including principal and interest, are due monthly beginning June 18, 2021 (twelve months from the date of the EIDLs) and June 24, 2021 in the amount of $731 per EIDL. The balance of principal and interest is payable 30 years from the date of the EIDL. The EIDLs are secured by a security interest on all of the Company’s assets. Each EIDL is governed by the terms of a separate Promissory Note, dated either June 18, 2020 or June 24, 2020, as applicable, entered into between the Company or the applicable subsidiary.

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

On December 14, 2018, the Company repaid this loan in full in connection with the sale of the West Union, Iowa facility.

A summary of the Company’s term debt is as follows:

	May 31, 2020	November 30, 2019
Bank Midwest loan payable in monthly installments of $17,271 including interest at 5.00%, due October 1, 2037	$2,393,503	$2,435,993
Bank Midwest loan payable in one principal payment including interest at 1.00%, due April 20, 2022	1,242,900	-
Total term debt	$3,636,403	$2,435,993
Less current portion of term debt	87,909	85,401
Term debt, excluding current portion	$3,548,494	$2,350,592

A summary of the minimum maturities of term debt follows for the years ending November 30:

Year	Amount
2020	$42,911
2021	90,179
2022	1,337,758
2023	99,781
2024	104,665
2025 and thereafter	1,961,109
$3,636,403

11)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.

12)	Related Party Transactions

During the three and six months ended May 31, 2020 and May 31, 2019, the Company did not recognize any revenues from transactions with a related party, and no amounts in accounts receivable balances were due from a related party. From time to time, the Company purchases various supplies from related parties, which are companies owned by J. Ward McConnell, Jr., the Vice Chairman of the Company’s Board of Directors. Marc McConnell, the Chairman of the Company’s Board of Directors, also serves as President of these companies. J. Ward McConnell, Jr., as a shareholder owning more than 20% of the Company’s outstanding stock, was required to guarantee a portion of the Company’s Term Loan in accordance with the USDA guarantee on the Company’s Term Loan. J. Ward McConnell, Jr. is paid a monthly fee for his guarantee. During the three and six months ended May 31, 2020, the Company recognized expense of $5,314 and $9,902, respectively, for transactions with related parties, compared to $6,501 and $14,649 for the same periods of fiscal 2019, respectively. On May 31, 2020, accrued expenses contained a balance of $1,540 owed to a related party compared to $1,594 on May 31, 2019.

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

The components related to sales-type leases at May 31, 2020 and November 30, 2019 are as follows:

	May 31, 2020	November 30, 2019
Minimum lease receivable, current	$81,277	$162,425
Unearned interest income, current	(3,670)	(14,420)
Net investment in sales-type leases, current	$77,607	$148,005

Minimum lease receivable, long-term	$-	$5,851
Unearned interest income, long-term	-	(69)
Net investment in sales-type leases, long-term	$-	$5,782

There was no sales activity related to sales-type leases for the three and six months ended May 31, 2020 and May 31,2019.

Future minimum lease receipts from sales-type leases are as follows:

Year Ending November 30,	Amount
2020	$75,425
2021	5,852
Total	$81,277

14)	Operating Leases

The Company determines if an arrangement is a lease at inception of a contract. The nature of the Company’s operating leases at this time is office equipment, mainly copiers, with terms of 12 to 60 months. Operating leases are included in other assets as operating lease right-of-use (“ROU”) assets on the Condensed Consolidated Balance Sheets while current lease liabilities are included as accrued expenses. The long-term portions of operating lease liabilities are shown as long-term liabilities on the Condensed Consolidated Balance Sheets.

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

The components of operating leases on the Condensed Consolidated Balance Sheets at May 31, 2020 were as follows:

May 31, 2020
Operating lease right-of-use assets	$32,072

Current portion of operating lease liabilities	$9,297
Long-term portion of operating lease liabilities	22,775
Total operating lease liabilities	$32,072

The Company included $32,072 of operating lease ROU assets in other assets, the current portion of operating lease liabilities of $9,297 was included in accrued expenses and the $22,775 of long-term operating lease liabilities was included in the long-term liability portion of the Condensed Consolidated Balance Sheets. The Company recorded $5,481 and $13,632 of operating lease costs in the three and six months ended May 31, 2020, respectively, which included variable costs tied to usage. The Company’s operating leases carry a weighted average lease term of 39 months and have a weighted average discount rate of 5.50%

Future maturities of operating lease liabilities are as follows:

Maturities of operating lease liabilities are as follows:
Year Ending November 30,
2020	5,138
2021	10,847
2022	10,847
2023	6,456
2024	1,630
Total lease payments	34,918
Less imputed interest	(2,847)
Total operating lease liabilities	32,072

15)	Equity Incentive Plan and Stock Based Compensation

On February 25, 2020, the Board of Directors of the Company (the “Board”) authorized and approved the Art’s-Way Manufacturing Co., Inc. 2020 Equity Incentive Plan (the “2020 Plan”).  The 2020 Plan was approved by the stockholders on April 30, 2020. The 2020 Plan replaces the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan (the “2011 Plan”) and adds an additional 500,000 shares to the number of shares reserved for issuance pursuant to equity awards. No further stock options will be awarded under the 2011 Plan or other prior plans. Awards to directors and executive officers under the 2020 Plan are governed by the forms of agreement approved by the Board of Directors. Stock options granted prior to February 25, 2020 are governed by the applicable prior plan and the forms of agreement adopted thereunder.

The 2020 Plan permits the plan administrator to award nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance awards, and stock appreciation rights to employees (including officers), directors, and consultants. The Board has approved a director compensation policy pursuant to which non-employee directors are automatically granted restricted stock awards of 1,000 shares of fully vested common stock annually or initially upon their election to the Board and another 1,000 shares of fully vested common stock on the last business day of each fiscal quarter. During the six months ended May 31, 2020, restricted stock awards of 128,750 shares were issued to various employees, directors, and consultants, which vest over the next three years, and restricted stock awards of 15,000 shares were issued to directors as part of the director compensation policy, which vested immediately upon grant. In comparison, during the first six months of fiscal 2019, restricted stock awards of 69,937 shares were issued to various employees, directors, and consultants, which vest over three years from the date of issuance, and restricted stock awards of 16,000 were issued to directors as part of the director compensation policy. During the first six months of fiscal 2020, no shares of restricted stock were forfeited upon departure of any employees compared to 1,400 shares of restricted stock forfeited during the same period of fiscal 2019.

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. The Company estimates the fair value of each stock-based option award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. No stock options were granted during the six months ended May 31, 2020 or in the same respective period of fiscal 2019. The Company incurred a total of $115,172 and $152,752 of stock-based compensation expense for restricted stock awards during the three and six months ended May 31, 2020, respectively, compared to $53,898 and $119,444 of stock-based compensation expense for restricted stock awards for the same respective periods of fiscal 2019. The Company repurchased 3,954 shares and 14,471 shares from employees in the form of treasury stock as consideration for payroll taxes paid on the employee’s behalf for the three and six months ended May 31, 2020, respectively, compared to 0 and 5,493 for the same periods in fiscal 2019. Stock compensation net of treasury shares repurchased for the six months ended May 31, 2020 was $126,216 compared to $108,624 for the same period in fiscal 2019.

16)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At May 31, 2020 and November 30, 2019, the carrying amount approximated fair value for cash, accounts receivable, net investment in sales-type leases, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of these instruments. The fair value of the net investment in sales-type leases also approximates recorded value as that is based on discounting future cash flows at rates implicit in the lease. The rates implicit in the lease do not materially differ from current market rates. The fair value of the Company’s installment term loans payable also approximates recorded value because the interest rates charged under the loan terms are not substantially different from current interest rates.

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

Approximate financial information with respect to the reportable segments is as follows.

	Three Months Ended May 31, 2020
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$3,071,000	$1,799,000	$576,000	$5,446,000
Income (loss) from operations	(722,000)	(124,000)	(79,000)	(925,000)
Income (loss) before tax	(784,000)	(126,000)	(87,000)	(997,000)
Total Assets	13,948,000	3,772,000	2,660,000	20,380,000
Capital expenditures	56,000	85,000	-	141,000
Depreciation & Amortization	127,000	71,000	33,000	231,000

	Three Months Ended May 31, 2019
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$3,637,000	$1,558,000	$552,000	$5,747,000
Income (loss) from operations	(297,000)	(63,000)	(10,000)	(370,000)
Income (loss) before tax	(382,000)	(56,000)	(21,000)	(459,000)
Total Assets	14,730,000	4,127,000	2,502,000	21,359,000
Capital expenditures	76,000	30,000	27,000	133,000
Depreciation & Amortization	124,000	104,000	32,000	260,000

	Six Months Ended May 31, 2020
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$6,023,000	$3,256,000	$1,193,000	$10,472,000
Income (loss) from operations	(1,156,000)	(118,000)	(120,000)	(1,394,000)
Income (loss) before tax	(1,282,000)	(120,000)	(139,000)	(1,541,000)
Total Assets	13,948,000	3,772,000	2,660,000	20,380,000
Capital expenditures	298,000	111,000	3,000	412,000
Depreciation & Amortization	254,000	139,000	66,000	459,000

	Six Months Ended May 31, 2019
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$6,247,000	$2,580,000	$1,044,000	$9,871,000
Income (loss) from operations	(898,000)	(161,000)	(33,000)	$(1,092,000)
Income (loss) before tax	(1,031,000)	(156,000)	(53,000)	$(1,240,000)
Total Assets	14,730,000	4,127,000	2,502,000	$21,359,000
Capital expenditures	110,000	48,000	28,000	$186,000
Depreciation & Amortization	249,000	236,000	64,000	$549,000

*The consolidated total in the tables is a sum of segment figures and may not tie to actual figures in the condensed consolidated financial statements due to rounding.

18)	Subsequent Events

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred, other than the signing of Economic Injury Disaster Loans as discussed in Note 10  “Loan and Credit Agreements,” that would require recognition in the condensed consolidated financial statements.

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

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) the impact of changing credit markets on our ability to continue to obtain financing on reasonable terms; (ii) our ability to repay current debt, continue to meet debt obligations and comply with financial covenants; (iii) the effect of general economic conditions, including consumer and governmental spending, on the demand for our products and the cost of our supplies and materials; (iv) the ongoing COVID-19 pandemic; (v) fluctuations in seasonal demand and our production cycle; and (vi) other factors described from time to time in our Securities and Exchange Commission filings. We do not intend to update the forward-looking statements contained in this report other than as required by law. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of our financial statements as of May 31, 2020 remain unchanged from November 30, 2019, other than the adoption of the new lease accounting standard in ASC 842, as discussed in Note 2, “Summary of Significant Accounting Policies” included in Part I, Item I, “Financial Statements” of this report. Disclosure of these critical accounting policies is incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2019.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for continuing operations for the three- and six-month periods ended May 31, 2020 were $5,446,000 and $10,472,000, respectively, compared to $5,747,000 and $9,871,000 during the same respective periods in fiscal 2019, a $301,000, or 5.2%, decrease for the three months and a $601,000, or 6.1%, increase for the six months. The three month decrease in revenue is due to decreased revenue from our agricultural products segment and poor market conditions. We showed increased sales in our modular building and tools segments for the three and six months ended May 31, 2020 compared to same periods of fiscal 2019. Consolidated gross margin for the three-month period ended May 31, 2020 was 18.3% compared to 16.7% for the same period in fiscal 2019. Consolidated gross margin for the six-month period ended May 31, 2020 was 18.8% compared to 15.8% for the same period in fiscal 2019. The increased margin is due to improved efficiency in our agricultural products segment and increased sales in the modular building and tools segments.

Our second quarter sales in our agricultural products segment were $3,071,000 compared to $3,637,000 during the same period of fiscal 2019, a decrease of $566,000, or 15.6%. Our year-to-date agricultural product sales were $6,023,000 compared to $6,247,000 during the same period in fiscal 2019, a decrease of $224,000, or 3.6%. While sales in our agricultural products segment were up 13.1% at the end of our first quarter in fiscal 2020, our second quarter included new challenges, most of which were driven by the COVID-19 pandemic. We saw decreased orders through the second quarter as restaurants across the nation were forced to close their doors in response to the pandemic. With restaurants closed, the demand for livestock went down. In addition, many of the meat packing plants became hot spots for COVID-19 and many farmers were forced to euthanize livestock as they had no buyers for their meat products. The disruptions in the supply and demand of livestock in turn lead to a decrease in demand for our agricultural products. We did show approximately $1,400,000 in increased sales for the six months ended May 31, 2020 compared to the same period in fiscal 2019 for dump boxes, manure spreaders and service parts, but our largest sales decrease for the six months ended May 31, 2020 compared to the same period of fiscal 2019 was for UHC reels. The decrease was approximately $500,000 and was the result of a strategic decision to focus on products that offer this segment a higher standard gross profit margin. Additionally, our sales of grinders are down approximately $414,000 for the six months ended May 31, 2020 compared to the same period of fiscal 2019 as the shift from small farms to larger commercial operations continues to transition. Gross margin for our agricultural products segment for the three-month period ended May 31, 2020 was 23.0% compared to 17.9% for the same period in fiscal 2019. Gross margin for our agricultural products segment for the six-month period ended May 31, 2020 was 21.2% compared to 15.8% for the same period in fiscal 2019. Our increased gross margin in fiscal 2020 reflects continuous improvement initiatives enacted in fiscal 2019 that have increased our workforce efficiency and is the result of a 3% increase in our standard gross profit margin from a shift in our product mix and price increases enacted in 2019.

Our second quarter sales in our modular buildings segment were $1,799,000 compared to $1,558,000 for the same period in fiscal 2019, an increase of $241,000, or 15.5%. Our year-to-date sales in our modular buildings segment were $3,256,000 compared to $2,580,000 for the same period in fiscal 2019, an increase of $676,000, or 26.2%. In the first and second quarters of fiscal 2019, we struggled to get jobs under contract. By comparison, our first and second quarters of fiscal 2020 reflect many jobs under contract, which has driven the increases in sales. Research buildings have made up the majority of our revenue base as agriculture continues to struggle. Gross margin for the three- and six- month periods ended May 31, 2020 was 8.9% and 12.4%, respectively, compared to 9.4% and 10.3% for the same respective periods in fiscal 2019. The increase in gross margin is attributable to increased revenue available to cover fixed costs.

Our tools segment had sales of $576,000 and $1,193,000 during the three- and six-month periods ended May 31, 2020, respectively, compared to $552,000 and $1,044,000 for the same respective periods in fiscal 2019, a 4.3% increase and a 14.3% increase, respectively. The increase is due to the addition of a large volume OEM customer that was added to our product offering in the third quarter of fiscal 2019. This customer has offered us stability as the oil and gas markets declined during the COVID-19 pandemic. Gross margin was 20.8% and 22.7% for the three- and six-month periods ended May 31, 2020, respectively, compared to 27.9% and 28.6% for the same respective periods in fiscal 2019. Our decreased gross margin is due to the addition of labor and overhead as we continue to fully integrate our OEM customer’s product line into our manufacturing facility.

Expenses

Our second quarter consolidated selling expenses were $401,000 compared to $397,000 for the same period in fiscal 2019. Our year-to-date selling expenses were $856,000 in fiscal 2020 compared to $741,000 for the same period in fiscal 2019. The increased selling expenses are due to the addition of a territory development manager and an inside sales representative and to increased commission from increased sales in our represented territories from our agricultural products segment. We did show a decrease in selling expenses in our tools segment as we paid no commissions on our OEM agreement and a decrease in our modular building segments as we had less travel and trade show attendance due to COVID-19. Selling expenses as a percentage of sales were 7.4% and 8.2% for the three- and six-month periods ended May 31, 2020, respectively, compared to 6.9% and 7.5% for the same respective periods in fiscal 2019.

Consolidated engineering expenses were $123,000 and $232,000 for the three- and six-month periods ended May 31, 2020, respectively, compared to $117,000 and $264,000 for the same respective periods in fiscal 2019. The decrease in engineering expenses for the six months ended May 31, 2020 was due to lower research and development costs from our agricultural products segment as we shifted our engineering department focus to improve internal process and reduce costs of our products. We also shifted an engineer to a welding position in the first quarter of fiscal 2019 to lower our indirect labor costs and fill a needed production position. Engineering expenses as a percentage of sales were 2.3% and 2.2% for the three- and six-month periods ended May 31, 2020, respectively, compared to 2.0% and 2.7% for the same respective periods in fiscal 2019.

Consolidated administrative expenses for the three- and six-month periods ended May 31, 2020 were $1,396,000 and $2,277,000, respectively, compared to $814,000 and $1,651,000 for the same respective periods in fiscal 2019. The mostly non-recurring increase in administrative expense is due to approximately $133,000 of recruitment expense for management recruitment, dual management salaries of approximately $36,000 as we transition our Chief Executive Officer and director of materials positions, approximately $27,000 for the implementation of our OEM customer’s product line in the tools segment, and additional bonus expense of $229,000 for stock granted to new management staff, payout of employment agreements and bonus accruals for incentives offered by the Compensation Committee of the Board for fiscal 2020 targets. We also had $189,000 of pandemic-related expense related to employment rewards for keeping our operations running safely during the COVID-19 pandemic. Administrative expenses as a percentage of sales were 25.6% and 21.7% for the three- and six-month periods ended May 31, 2020, respectively, compared to 14.2% and 16.7% for the same respective periods in fiscal 2019.

Net Loss

Consolidated net loss was $(802,000) for the three-month period ended May 31, 2020 compared to net loss of $(356,000) for the same period in fiscal 2019. Our consolidated net loss for the six months ended May 31, 2020 was $(1,239,000) compared to $(962,000). Despite the increased net loss for the three and six months we did show substantial operational improvement. Our sales were up for the three and six months ended May 31, 2020 in two out of three segments. Our consolidated gross profit as a percentage of sales was up 1.6% and 3.0% for the three and six months ended May 31, 2020, respectively. We were heavy on administrative expenses related to finding and training new management staff, implementing an OEM product line and properly rewarding our employees for their continued service during the pandemic as our segments operate as essential businesses. Without these additional administrative expenses, we would have shown significant bottom line improvement for the six months ended May 31, 2020 compared to 2019.

CEO Transition

As previously announced, David King will be taking over for Carrie Gunnerson as Chief Executive Officer in the third fiscal quarter of 2020. Mr. King has been serving as Executive Vice President since March 30, 2020. Mr. King brings 25 years of agriculture industry experience in operations, marketing and business development. We look forward to Mr. King bringing Art’s Way new strategic business opportunities and providing a revitalized brand image.

Order Backlog

The consolidated order backlog net of discounts as of July 6, 2020 was $5,315,000 compared to $8,585,000 as of July 6, 2019. The agricultural products segment order backlog was $1,666,000 as of July 6, 2020 compared to $1,369,000 in fiscal 2019. The increase in backlog from the agricultural products segment is due to the implementation of a mid-year early order program. The backlog for the modular buildings segment was $3,525,000 as of July 6, 2020, compared to $7,056,000 in fiscal 2019.  The decrease is due to progress made on a large construction contract that is not part of our typical year. Excluding this project from backlog, our backlog is down $65,000 compared to fiscal 2019. The backlog for the tools segment was $124,000 as of July 6, 2020 compared to $159,000 in fiscal 2019. The decrease in backlog for our tools segment is due largely to the drop in oil prices which has affected our customers in the oil and gas industries. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Potential Impact of COVID-19

While the COVID-19 pandemic had very little effect on the first quarter of fiscal 2020, we did find that the pandemic impacted our results of operations for the second quarter of fiscal 2020 and may continue to do so for the foreseeable future. From March 23, 2020 until May 18, 2020 the majority of our office staff in all three segments worked remotely with the exception of key operations support. At the height of the initial quarantine our workforce was down approximately 17% due to self-quarantine. By the end of May 2020 our entire workforce had returned and operations have continued as normal with additional safety precautions in place.

In our Agricultural Products segment, we did not experience any order cancellations, however, calls for new whole goods did slow significantly in the second quarter and many dealers did hold off on the shipping/pickup of their completed units. We have begun to see a slight uptick in call activity and expect this to continue through the third quarter. However, as many farmers continue to evaluate the impact of the pandemic on their operations, including future purchases of our equipment, we may yet see an impact on order volume as fiscal 2020 continues.

Our Modular Buildings segment has a more diverse backlog than we had a year ago; however, we have had some setbacks on site work as subcontractors have been forced to quarantine after testing positive for COVID-19. Our workers have been hesitant to travel during the pandemic and, as a result, we had a large amount of buildings that were complete and ready to be placed on site as of the beginning of the third quarter. We are working to clear this backup of work throughout the third quarter.

In our Tools segment, oil prices dropped significantly during the COVID-19 pandemic, which made our sales drop significantly in the second quarter of fiscal 2020. The diversification of our business with our new OEM customer helped us get through the oil and gas industry lows during this time. The oil and gas orders appear to be coming back as prices have started to go back up.

At this time, it is difficult for us to assess if the worst of economic hardship has passed or if we are in store for tougher times ahead. In either event, we have built and improved our business over the last few years to help us better weather any economic storms that come our way.

Liquidity and Capital Resources

Our primary source of funds for the six months ended May 31, 2020 was cash generated by financing activities, which includes the receipt of a Paycheck Protection Program loan and the use of our line of credit. We expect that all or a significant portion of this Paycheck Protection Program loan will be forgiven. Our contracts in progress and customer deposits also provided a significant amount of cash for the first six months of fiscal 2020. Our operating activities consumed $1,319,000 of cash during the first six months of fiscal 2020. The significant uses of cash included an increase in accounts receivable and the increase of inventory in all three segments. We also consumed a significant amount of cash investing in property, plant, and equipment. We expect our primary capital needs for the remainder of fiscal 2020 to relate to operating costs, primarily production costs and contract fulfilment, and the retirement of debt.

We have a $5,000,000 revolving line of credit with Bank Midwest that, as of May 31, 2020, had an outstanding principal balance of $3,130,530. The line of credit is scheduled to mature on March 30, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The persons serving as our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period subject to this report. Based on this evaluation, the persons serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of May 31, 2020, due to the material weakness described below. Notwithstanding the material weakness discussed below, our management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents the information with respect to purchases made by us of our common stock during the second quarter of fiscal 2020:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
March 1 to March 31, 2020	-	$-	N/A	N/A
April 1 to April 30, 2020	-	$-	N/A	N/A
May 1 to May 31, 2020	3,954	$1.89	N/A	N/A
Total	3,954	$1.89

 (1) Reflects shares withheld pursuant to the terms of restricted stock awards under our 2011 Plan to offset tax withholding obligations that occur upon vesting and release of shares. The value of the shares withheld is the closing price of our common stock on the date the relevant transaction occurs.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On June 18, 2020, and again on June 24, 2020 the Company executed the standard loan documents required for securing loans offered by the U.S. Small Business Administration under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Two loans were executed on June 18, 2020 with principal amounts of $150,000 each, with a third loan being executed on June 24, 2020 with a principal amount of $150,000. Proceeds from these EIDLs are being used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue from the date of inception. Installment payments, including principal and interest, are due monthly beginning June 18, 2021 (twelve months from the date of the EIDLs) and June 24, 2021 in the amount of $731 per EIDL. The balance of principal and interest is payable 30 years from the date of the EIDL. The EIDLs are secured by a security interest on all of the Company’s assets. Each EIDL is governed by the terms of a separate Promissory Note, dated either June 18, 2020 or June 24, 2020, as applicable, entered into between the Company or the applicable subsidiary. The foregoing description of the Promissory Notes does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the full text of the Promissory Notes, filed herewith as Exhibits 10.5, 10.6 and 10.7 and incorporated herein by reference.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Offer Letter between the Company and David King, dated March 5, 2020 - incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 11, 2020
10.2

Employment Agreement between the Company and David A. King, effective March 30, 2020 – incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2020.

10.3

Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated March 30, 2020 – incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2020.

10.4

Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated April 20, 2020 – incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 22, 2020.

10.5	Promissory Note, between the Small Business Administration and Art’s-Way Scientific Inc., dated June 18, 2020 – filed herewith
10.6	Promissory Note, between the Small Business Administration and Ohio Metal Working Products/Art’s-Way, dated June 18, 2020 – filed herewith
10.7	Promissory Note, between the Small Business Administration and Art’s-Way Manufacturing Co., Inc., dated June 24, 2020 – filed herewith
10.8	Art’s-Way Manufacturing Co., Inc. 2020 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2020.
10.9	Form of Restricted Stock Agreement under 2020 Equity Incentive Plan – incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 4, 2020.
10.10	Form of Restricted Stock Unit Agreement under 2020 Equity Incentive Plan – incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 4, 2020.
10.11	Form of Incentive Stock Option Award under 2020 Equity Incentive Plan – incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 4, 2020.
10.12	Form of Non-Qualified Option Award under 2020 Equity Incentive Plan – incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 4, 2020.
31.1	Certificate of Chief Executive Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
31.2	Certificate of Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
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

ART’S-WAY MANUFACTURING CO., INC.

Date: July 10, 2020	By: /s/ Carrie L. Gunnerson
Carrie L. Gunnerson
President and Chief Executive Officer

Date: July 10, 2020	By: /s/ Michael W. Woods
Michael W. Woods
Chief Financial Officer