Form 10-Q
period 2020-08-31
ARTS WAY MANUFACTURING CO INC
filed 2020-10-09
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2020

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 000-05131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

DELAWARE	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of common shares outstanding as of October 6, 2020: 4,431,691

Art’s-Way Manufacturing Co., Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	August 31, 2020	November 30, 2019
Assets
Current assets:
Cash	$4,200	$3,145
Accounts receivable-customers, net of allowance for doubtful accounts of $42,542 and $22,925 in 2020 and 2019, respectively	1,723,492	1,679,975
Inventories, net	9,022,598	8,778,507
Cost and profit in excess of billings	122,289	726,667
Net investment in sales-type leases, current	47,854	148,005
Other current assets	167,799	70,931
Total current assets	11,088,232	11,407,230
Property, plant, and equipment, net	5,389,801	5,362,907
Assets held for lease, net	521,516	713,782
Deferred income taxes	2,222,740	1,786,048
Net investment in sales-type leases, long-term	-	5,782
Other assets	97,389	71,189
Total assets	$19,319,678	$19,346,938
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,428,993	$1,205,313
Customer deposits	122,335	105,363
Billings in excess of cost and profit	404,725	88,931
Income taxes payable	6,400	6,400
Accrued expenses	1,200,321	1,132,826
Line of credit	1,767,530	2,578,530
Current portion of long-term debt	91,632	85,401
Total current liabilities	5,021,936	5,202,764
Long-term liabilities
Long-term portion of operating lease liabilities	20,776	-
Long-term debt, excluding current portion	3,976,781	2,350,592
Total liabilities	9,019,493	7,553,356
Commitments and Contingencies
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2020 and 2019; issued 0 shares in 2020 and 2019.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2020 and 2019; issued 4,465,004 in 2020 and 4,321,087 in 2019	44,650	43,211
Additional paid-in capital	3,444,310	3,250,087
Retained earnings	6,884,819	8,547,342
Treasury stock, at cost (33,313 in 2020 and 18,842 in 2019 shares)	(73,594)	(47,058)
Total stockholders’ equity	10,300,185	11,793,582
Total liabilities and stockholders’ equity	$19,319,678	$19,346,938

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Sales	$6,464,854	$5,503,622	$16,936,510	$15,375,104
Cost of goods sold	5,539,974	4,498,800	14,039,752	12,806,444
Gross profit	924,880	1,004,822	2,896,758	2,568,660
Expenses:
Engineering	128,813	116,153	361,258	380,139
Selling	370,236	378,811	1,227,144	1,119,428
General and administrative	939,125	814,702	3,215,963	2,466,073
Total expenses	1,438,174	1,309,666	4,804,365	3,965,640
Income (Loss) from operations	(513,294)	(304,844)	(1,907,607)	(1,396,980)
Other income (expense):
Interest expense	(73,422)	(89,208)	(233,942)	(274,649)
Other	58,847	24,082	72,744	61,997
Total other income (expense)	(14,575)	(65,126)	(161,198)	(212,652)
Income (Loss) before income taxes	(527,869)	(369,970)	(2,068,805)	(1,609,632)
Income tax expense (benefit)	(104,258)	(80,754)	(406,282)	(358,442)
Net Income (Loss)	(423,611)	(289,216)	(1,662,523)	(1,251,190)

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Statements of Stockholders' Equity

Nine Months Ended August 31, 2020 and August 31, 2019

(Unaudited)

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2018	4,225,050	$42,250	$3,055,632	$9,966,928	9,286	$(27,735)	$13,037,075
Stock based compensation	91,037	911	159,134	-	8,589	(17,398)	142,647
Net (loss)	-	-	-	(1,251,190)	-	-	(1,251,190)
Balance, August 31, 2019	4,316,087	43,161	3,214,766	8,715,738	17,875	(45,133)	11,928,532

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2019	4,321,087	$43,211	$3,250,087	$8,547,342	18,842	$(47,058)	$11,793,582
Stock based compensation	143,917	1,439	194,223	-	14,471	(26,536)	169,126
Net (loss)	-	-	-	(1,662,523)	-	-	(1,662,523)
Balance, August 31, 2020	4,465,004	44,650	3,444,310	6,884,819	33,313	(73,594)	10,300,185

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	August 31, 2020	August 31, 2019
Cash flows from operations:
Net (loss) from continuing operations	$(1,662,523)	$(1,251,190)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Stock based compensation	195,662	160,045
(Gain) Loss on disposal of property, plant, and equipment	(47,169)	(10,000)
Depreciation and amortization expense	648,084	774,068
Bad debt expense (recovery)	20,009	(1,402)
Deferred income taxes	(436,692)	(362,834)
Accrued interest on deferred debt payments	3,330	-
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(63,526)	(963,875)
Inventories	(244,091)	494,188
Net investment in sales-type leases	105,933	87,465
Other assets	(96,868)	(109,422)
Increase (decrease) in:
Accounts payable	223,680	233,195
Contracts in progress, net	920,172	1,149,423
Customer deposits	16,972	114,368
Income taxes payable	-	-
Accrued expenses	58,088	62,613
Net cash (used in) operating activities	(358,939)	376,642
Cash flows from investing activities:
Purchases of property, plant, and equipment	(614,443)	(367,450)
Net proceeds from sale of assets	182,881	899,713
Net cash provided by (used in) investing activities	(431,562)	532,263
Cash flows from financing activities:
Net change in line of credit	(811,000)	(596,000)
Proceeds from term debt	1,692,900	-
Repayment of term debt	(63,808)	(293,974)
Repurchases of common stock	(26,536)	(17,398)
Net cash provided by (used in) financing activities	791,556	(907,372)
Net increase (decrease) in cash	1,055	1,533
Cash at beginning of period	3,145	3,512
Cash at end of period	$4,200	$5,045

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$205,409	$253,140
Income taxes	$30,394	$3,855

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

2)	Summary of Significant Accounting Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2019. The results of operations for the three and nine months ended August 31, 2020 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2020.

Impact of COVID-19

While the COVID-19 pandemic had very little impact on the Company’s results of operations for the first quarter of fiscal 2020, it did impact results of operations for the second and third quarters of fiscal 2020 and it is possible that it may continue to do so for the foreseeable future. From March 23, 2020 until May 18, 2020 the majority of the Company’s office staff in all three segments worked remotely with the exception of key operations support. At the height of the initial outbreak the Company’s workforce was down approximately 17% due to self-quarantine. By the end of May 2020, the Company’s entire workforce had returned and operations have continued as normal with additional safety precautions in place. The Company continues to actively monitor the impact that COVID-19 pandemic has on  operations, liquidity and capital resources in the coming months.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three and nine months ended August 31, 2020. Actual results could differ from those estimates.

Revenue Recognition

In accordance with ASC 606, revenue is measured based on consideration specified in a contract with a customer and recognized when the Company satisfies the performance obligation specified in each contract. The major sources of revenue for the Agricultural Products and Tools segments are farm equipment, service parts related to farm equipment and steel cutting tools and inserts. The Agricultural Products and Tools segments generally execute short-term contracts that contain a single performance obligation – the delivery of product to the common carrier. The Company recognizes revenue for the production and sale of farm equipment, service parts related to farm equipment and steel cutting tools and inserts upon shipment of the goods. Shipment of the goods is the point in time when risk of ownership and title pass to the buyer. All sales are made to authorized dealers whose application for dealer status has been approved and who have been informed of general sales policies. Any changes in the Company’s terms are documented in the most recently published price lists. Pricing is fixed and determinable according to the Company’s published equipment and parts price lists. Title to all equipment and parts sold passes to the buyer upon delivery to the carrier and is not subject to a customer acceptance provision. Proof of the passing of title is documented by the signing of the delivery receipt by a representative of the carrier. Post shipment obligations are limited to any claim with respect to the condition of the equipment or parts. The Agricultural Products and Tools segments each typically require payment in full 30 days after the ship date. To take advantage of program discounts, some customers pay deposits up front. Any deposits received are considered unearned revenue and increase contract liabilities.

In certain circumstances, upon the customer’s written request, the Company may recognize revenue when production is complete and the goods are ready for shipment. At the buyer’s request, the Company will bill the buyer upon completing all performance obligations, but before shipment. The buyer dictates that the Company ship the goods per its direction from the Company’s manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that the Company will segregate the goods from its inventory, such that they are not available to fill other orders. This agreement also specifies that the buyer is required to purchase all goods manufactured under this agreement. Title of the goods will pass to the buyer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the buyer, and the buyer agrees to maintain insurance on the manufactured items that have not yet been shipped. The Company has operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both buyer and seller. The credit terms on this agreement are consistent with the credit terms on all other sales. All risks of loss are shouldered by the buyer, and there are no exceptions to the buyer’s commitment to accept and pay for these manufactured goods.

The Modular Buildings segment is in the construction industry with its major source of revenue arising from modular building sales. Sales of modular buildings are generally recognized using input methods to measure progress towards the satisfaction of a performance obligation using the percentage of completion method. Revenue and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Contract costs consist of direct costs on contracts, including labor, materials, amounts payable to subcontractors and those indirect costs related to contract performance, such as equipment costs, insurance and employee benefits. Contract cost is recorded as incurred, and revisions in contract revenues and cost estimates are reflected in the accounting period when known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Contract losses are recognized when current estimates of total contract revenue and contract cost indicate a loss. Estimated contract costs include any and all costs appropriately allocable to the contract. The provision for these contract losses will be the excess of estimated contract costs over estimated contract revenues. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract change orders, penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The Company uses significant judgements in determining estimated contract costs and completion percentages throughout the life of the project. Stock modular building sales also occur and are recognized at a point in time when the performance obligation is fulfilled through substantial completion. Substantial completion is achieved through customer acceptance of the completed building. The Modular Buildings segment executes contracts with customers that can be short- or long-term in nature. These contracts can have multiple performance obligations and revenue from these can be recognized over time or at a point in time depending on the nature of the contracts. Payment terms for the Modular Buildings segment vary by contract, but typically utilize money down and progress payments throughout the life of the contract. The payment terms of the Modular Buildings segment have the most impact on the Company’s contract receivables, contract assets and contract liabilities. Project invoicing from the Modular Buildings segment increases contract receivables and has an effect on contract liabilities through billings in excess of costs and estimated gross profit and advanced payments. The balance of contract assets is typically made up of the balance of costs and estimated gross profit in excess of billings. Costs and profit in excess of amounts billed are classified as current assets and billings in excess of cost and profit are classified as current liabilities.

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

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Guidance

Leases

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, “Leases (Topic 842),” which requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for all leases with terms of 12 months or greater. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company adopted this guidance for fiscal 2020 using the modified retrospective approach, including interim periods within that reporting period. Under the modified retrospective approach, the Company did not adjust prior comparative periods. The Company has a moderate amount of leasing activity mainly as the lessee of office equipment and as the lessor of modular buildings. As a result of adoption, the Company recognized $34,316 as a right-of-use asset and $34,316 of lease liabilities on the balance sheet for office equipment it leases. The Company’s activity as a lessor will remain mostly unaffected by this guidance. The Company’s additional disclosures may include, but are not limited to:

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

	Three Months Ended August 31, 2020
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$2,908,000	$-	$-	$2,908,000
Farm equipment service parts	645,000	-	-	645,000
Steel cutting tools and inserts	-	-	470,000	470,000
Modular buildings	-	2,266,000	-	2,266,000
Modular building lease income	-	-	-	-
Other	118,000	53,000	5,000	176,000
	$3,671,000	$2,319,000	$475,000	$6,465,000

	Three Months Ended August 31, 2019
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$2,392,000	$-	$-	$2,392,000
Farm equipment service parts	666,000	-	-	666,000
Steel cutting tools and inserts	-	-	499,000	499,000
Modular buildings	-	1,607,000	-	1,607,000
Modular building lease income	-	165,000	-	165,000
Other	136,000	30,000	9,000	175,000
	$3,194,000	$1,802,000	$508,000	$5,504,000

	Nine Months Ended August 31, 2020
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$7,556,000	$-	$-	$7,556,000
Farm equipment service parts	1,844,000	-	-	1,844,000
Steel cutting tools and inserts	-	-	1,648,000	1,648,000
Modular buildings	-	5,155,000	-	5,155,000
Modular building lease income	-	318,000	-	318,000
Other	295,000	102,000	19,000	416,000
	$9,695,000	$5,575,000	$1,667,000	$16,937,000

	Nine Months Ended August 31, 2019
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$7,274,000	$-	$-	$7,274,000
Farm equipment service parts	1,880,000	-	-	1,880,000
Steel cutting tools and inserts	-	-	1,527,000	1,527,000
Modular buildings	-	3,773,000	-	3,773,000
Modular building lease income	-	512,000	-	512,000
Other	287,000	97,000	25,000	409,000
	$9,441,000	$4,382,000	$1,552,000	$15,375,000

4)	Contract Receivables, Contract Assets and Contract Liabilities

The following table provides information about gross contract receivables, contract assets, and contract liabilities from contracts with customers included on the Condensed Consolidated Balance Sheets.

	August 31, 2020	November 30, 2019
Receivables	$1,766,000	$1,703,000
Assets	$122,000	$727,000
Liabilities	$454,000	$89,000

The amount of revenue recognized in the first nine months of fiscal 2020 that was included in a contract liability at November 30, 2019 was approximately $89,000 compared to $185,000 in the same period of fiscal 2019. The significant change in contract receivables reflected above is due to progress billings from open contracts in the Modular Buildings segment. Contract assets are down significantly from November 30, 2019 as billings caught up to costs in the Modular Buildings segment over the course of the nine months. There are also a few contracts in the Modular Buildings segment that are currently overbilled, creating an increase in contract liabilities at August 31, 2020 compared to November 30, 2019.

The Company utilizes the practical expedient exception for reporting performance obligations and will report only on performance obligations greater than one year. As of August 31, 2020, the Company had no performance obligations with an original expected duration greater than one year.

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

Basic and diluted net income (loss) per share have been computed based on the following as of August 31, 2020 and August 31, 2019:

	For the Three Months Ended
	August 31, 2020	August 31, 2019
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$(423,611)	$(289,216)

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	4,426,850	4,309,587
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	4,426,850	4,309,587

Net Income (Loss) per share - Basic:
Net Income (Loss) per share	$(0.10)	$(0.07)

Net Income (Loss) per share - Diluted:
Net Income (Loss) per share	$(0.10)	$(0.07)

	For the Nine Months Ended
	August 31, 2020	August 31, 2019
Numerator for basic and diluted net income (loss) per share:
Net income (loss)	$(1,662,523)	$(1,251,190)

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	4,381,686	4,285,335
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	4,381,686	4,285,335

Net Income (Loss) per share - Basic:
Net Income (Loss) per share	$(0.38)	$(0.29)

Net Income (Loss) per share - Diluted:
Net Income (Loss) per share	$(0.38)	$(0.29)

6)	Inventory

Major classes of inventory are:

	August 31, 2020	November 30, 2019
Raw materials	$7,162,508	$7,156,001
Work in process	347,705	492,125
Finished goods	4,147,072	3,905,373
Gross inventory	$11,657,285	$11,553,499
Less: Reserves	(2,634,687)	(2,774,992)
Net Inventory	$9,022,598	$8,778,507

7)	Accrued Expenses

Major components of accrued expenses are:

	August 31, 2020	November 30, 2019
Salaries, wages, and commissions	$716,340	$555,201
Accrued warranty expense	278,518	203,185
Other	205,463	374,440
	$1,200,321	$1,132,826

8)	Assets Held for Lease

Major components of assets held for lease are:

	August 31, 2020	November 30, 2019
Modular Buildings	$521,516	$713,782
Net assets held for lease	$521,516	$713,782

Rents recognized from assets held for lease included in sales on the Consolidated Statements of Operations during the three and nine months ended August 31, 2020 were $0 and $318,227, respectively, compared to $164,508 and $512,017 for the three and nine months ended August 31, 2019, respectively. Rents recognized in sales were related to the leasing of modular buildings as a part of the normal course of business operations of the Modular Buildings segment.

The Company has no future minimum lease receipts under contract from assets held for lease as of August 31, 2020.

9)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. Product warranty is included in the price of the product and provides assurance that the product will function in accordance with agreed-upon specifications. It does not represent a separate performance obligation under ASC 606. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 7 “Accrued Expenses.” Changes in the Company’s product warranty liability for the three and nine months ended August 31, 2020 and August 31, 2019 are as follows:

	For the Three Months Ended
	August 31, 2020	August 31, 2019
Balance, beginning	$268,233	$89,637
Settlements / adjustments	(47,591)	(42,691)
Warranties issued	57,876	93,889
Balance, ending	$278,518	$140,835

	For the Nine Months Ended
	August 31, 2020	August 31, 2019
Balance, beginning	$203,185	$96,786
Settlements / adjustments	(113,313)	(237,629)
Warranties issued	188,646	281,678
Balance, ending	$278,518	$140,835

10)	Loan and Credit Agreements

The Company maintains two revolving lines of credit and two term loans with Bank Midwest. The Company also previously maintained a term loan with The First National Bank of West Union.

Bank Midwest Revolving Lines of Credit and Term Loans

The Company maintains a credit facility with Bank Midwest consisting of a $5,000,000 revolving line of credit (the “2017 Line of Credit”), and a $2,600,000 term loan due October 1, 2037 (the “Term Loan”). On August 31, 2020, the balance of the 2017 Line of Credit was $1,767,530 with $3,232,470 remaining available, as may be limited by the borrowing base calculation. The 2017 Line of Credit borrowing base is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of inventory, less any outstanding loan balance on the 2017 Line of Credit. At August 31, 2020, the 2017 Line of Credit was not limited by the borrowing base calculation. Any unpaid principal amount borrowed on the 2017 Line of Credit accrues interest at a floating rate per annum equal to 1.00% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 4.25% per annum. The 2017 Line of Credit was most recently renewed on March 30, 2020. The 2017 Line of Credit matures on March 30, 2021 and requires monthly interest-only payments.

The Term Loan accrues interest at a rate of 5.00% for the first sixty months. Thereafter, the Term Loan will accrue interest at a floating rate per annum equal to 0.75% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.15% per annum and the interest rate may only be adjusted by Bank Midwest once every five years. Monthly payments of $17,271 for principal and interest are required. The Term Loan is also guaranteed by the United States Department of Agriculture (“USDA”), which required an upfront guarantee fee of $62,400 and requires an annual fee of 0.5% of the unpaid balance. As part of the USDA guarantee requirements, shareholders owning more than 20% are required to personally guarantee a portion of the Term Loan, in an amount equal to their stock ownership percentage. J. Ward McConnell Jr., the Vice Chairman of the Board of Directors and a shareholder owning more than 20% of the Company’s outstanding stock, is guaranteeing approximately 38% of the Term Loan, for an annual fee of 2% of the personally guaranteed amount. The initial guarantee fee will be amortized over the life of the Term Loan, and the annual fees and personally guaranteed amounts are expensed monthly.

On February 13, 2019, the Company opened a $4,000,000 revolving line of credit (the “2019 Line of Credit”) with Bank Midwest in connection with bonding obligations for the Company’s performance of a large modular laboratory construction project. Funds under the 2019 Line of Credit will be undisbursed to the Company and will be held by Bank Midwest in connection with an Irrevocable Letter of Credit issued by Bank Midwest for the project. The 2019 Line of Credit accrues interest at a floating rate per annum equal to 1.00% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 4.25% per annum. The 2019 Line of Credit was recently renewed on February 13, 2020. The 2019 Line of Credit is payable upon demand by Bank Midwest. If no earlier demand is made, the unpaid principal and accrued interest will be payable in one payment, due on February 13, 2021. As of August 31, 2020, the funds on the 2019 Line of Credit remain undisbursed and are held by Bank Midwest.

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

Compliance with Bank Midwest covenants is measured annually at November 30. The terms of the Bank Midwest loan agreements require the Company to maintain a minimum working capital ratio of 1.75, while maintaining a minimum of $5,100,000 of working capital. Additionally, a maximum debt to worth ratio of 1 to 1 must be maintained, with a minimum of 40% tangible balance sheet equity, with variations subject to mutual agreement. The Company is also required to maintain a minimum debt service coverage ratio of 1.25, with a 0.10 tolerance. The Company also must receive bank approval for purchases or sales of equipment over $100,000 annually and maintain reasonable salaries and owner compensation. The Company received the necessary approvals for purchases of equipment over $100,000 for the nine months ended August 31, 2020. The Company was in compliance with all covenants as of November 30, 2019 other than the debt service coverage ratio. Bank Midwest issued a waiver forgiving the noncompliance, and no event of default has occurred. The next measurement date is November 30, 2020.

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

On December 14, 2018, the Company repaid this loan in full in connection with the sale of the West Union, Iowa facility.

A summary of the Company’s term debt is as follows:

	August 31, 2020	November 30, 2019
Bank Midwest loan payable in monthly installments of $17,271 including interest at 5.00%, due October 1, 2037	$2,372,183	$2,435,993
Bank Midwest loan payable in one principal payment including interest at 1.00%, due April 20, 2022	1,242,900	-
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning June 24, 2021, due June 24, 2050	151,048	-
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning June 18, 2021, due June 18, 2050	151,141	-
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning June 18, 2021, due June 18, 2050	151,141	-
Total term debt	$4,068,413	$2,435,993
Less current portion of term debt	91,632	85,401
Term debt, excluding current portion	$3,976,781	$2,350,592

A summary of the minimum maturities of term debt follows for the years ending November 30:

Year	Amount
2020	$21,592
2021	94,090
2022	1,346,926
2023	109,297
2024	120,223
2025 and thereafter	2,376,285
$4,068,413

11)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.

12)	Related Party Transactions

During the three and nine months ended August 31, 2020 and August 31, 2019, the Company did not recognize any revenues from transactions with a related party, and no amounts in accounts receivable balances were due from a related party. From time to time, the Company purchases various supplies from related parties, which are companies owned by J. Ward McConnell, Jr., the Vice Chairman of the Company’s Board of Directors. Marc McConnell, the Chairman of the Company’s Board of Directors, also serves as President of these companies. J. Ward McConnell, Jr., as a shareholder owning more than 20% of the Company’s outstanding stock, was required to guarantee a portion of the Company’s Term Loan in accordance with the USDA guarantee on the Company’s Term Loan. J. Ward McConnell, Jr. is paid a monthly fee for his guarantee. During the three and nine months ended August 31, 2020, the Company recognized expense of $4,865 and $14,767, respectively, for transactions with related parties, compared to $6,624 and $21,273 for the same periods of fiscal 2019, respectively. On August 31, 2020, accrued expenses contained a balance of $1,527 owed to a related party compared to $1,581 on August 31, 2019.

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

The components related to sales-type leases at August 31, 2020 and November 30, 2019 are as follows:

	August 31, 2020	November 30, 2019
Minimum lease receivable, current	$49,352	$162,425
Unearned interest income, current	(1,498)	(14,420)
Net investment in sales-type leases, current	$47,854	$148,005

Minimum lease receivable, long-term	$-	$5,851
Unearned interest income, long-term	-	(69)
Net investment in sales-type leases, long-term	$-	$5,782

There was no sales activity related to sales-type leases for the three and nine months ended August 31, 2020 and August 31,2019.

Future minimum lease receipts from sales-type leases are as follows:

Year Ending November 30,	Amount
2020	43,500
2021	5,852
Total	$49,352

14)	Operating Leases

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

The components of operating leases on the Condensed Consolidated Balance Sheets at August 31, 2020 were as follows:

August 31, 2020
Operating lease right-of-use assets	$30,182

Current portion of operating lease liabilities	$9,406
Long-term portion of operating lease liabilities	20,776
Total operating lease liabilities	$30,182

The Company included $30,182 of operating lease ROU assets in other assets, the current portion of operating lease liabilities of $9,406 was included in accrued expenses and the $20,776 of long-term operating lease liabilities was included in the long-term liability portion of the Condensed Consolidated Balance Sheets. The Company recorded $4,208 and $17,840 of operating lease costs in the three and nine months ended August 31, 2020, respectively, which included variable costs tied to usage. The Company’s operating leases carry a weighted average lease term of 37 months and have a weighted average discount rate of 5.50%

Future maturities of operating lease liabilities are as follows:

Year Ending November 30,
2020	2,712
2021	10,847
2022	10,847
2023	6,911
2024	1,631
Total lease payments	32,948
Less imputed interest	(2,766)
Total operating lease liabilities	30,182

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

The 2020 Plan permits the plan administrator to award nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance awards, and stock appreciation rights to employees (including officers), directors, and consultants. The Board has approved a director compensation policy pursuant to which non-employee directors are automatically granted restricted stock awards of 1,000 shares of fully vested common stock annually or initially upon their election to the Board and another 1,000 shares of fully vested common stock on the last business day of each fiscal quarter. During the nine months ended August 31, 2020, restricted stock awards of 128,750 shares were issued to various employees, directors, and consultants, which vest over the next three years, and restricted stock awards of 20,000 shares were issued to directors as part of the director compensation policy, which vested immediately upon grant. In comparison, during the first nine months of fiscal 2019, restricted stock awards of 72,437 shares were issued to various employees, directors, and consultants, which vest over three years from the date of issuance, and restricted stock awards of 21,000 were issued to directors as part of the director compensation policy. During the first nine months of fiscal 2020, 4,833 shares of restricted stock were forfeited upon departure of employees compared to 2,400 shares of restricted stock forfeited during the same period of fiscal 2019.

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. The Company estimates the fair value of each stock-based option award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. No stock options were granted during the nine months ended August 31, 2020 or in the same respective period of fiscal 2019. The Company incurred a total of $42,910 and $195,662 of stock-based compensation expense for restricted stock awards during the three and nine months ended August 31, 2020, respectively, compared to $40,601 and $160,045 of stock-based compensation expense for restricted stock awards for the same respective periods of fiscal 2019. The Company repurchased 0 and 14,471 shares from employees in the form of treasury stock as consideration for payroll taxes paid on the employee’s behalf for the three and nine months ended August 31, 2020, respectively, compared to 0 and 8,589 shares repurchased for the same respective periods in fiscal 2019. Stock compensation net of treasury shares repurchased for the nine months ended August 31, 2020 was $169,126 compared to $142,647 for the same period in fiscal 2019.

16)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At August 31, 2020 and November 30, 2019, the carrying amount approximated fair value for cash, accounts receivable, net investment in sales-type leases, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of these instruments. The fair value of the net investment in sales-type leases also approximates recorded value as that is based on discounting future cash flows at rates implicit in the lease. The rates implicit in the lease do not materially differ from current market rates. The fair value of the Company’s term loans payable also approximates recorded value because the interest rates charged under the loan terms are not substantially different from current interest rates.

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

Approximate financial information with respect to the reportable segments is as follows.

	Three Months Ended August 31, 2020
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$3,671,000	$2,319,000	$475,000	$6,465,000
Income (loss) from operations	(210,000)	(188,000)	(115,000)	(513,000)
Income (loss) before tax	(249,000)	(152,000)	(127,000)	(528,000)
Total Assets	13,387,000	3,272,000	2,661,000	19,320,000
Capital expenditures	149,000	13,000	40,000	202,000
Depreciation & Amortization	123,000	33,000	33,000	189,000

	Three Months Ended August 31, 2019
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$3,194,000	$1,802,000	$508,000	$5,504,000
Income (loss) from operations	(435,000)	146,000	(16,000)	(305,000)
Income (loss) before tax	(496,000)	151,000	(25,000)	(370,000)
Total Assets	14,383,000	3,917,000	2,568,000	20,868,000
Capital expenditures	92,000	75,000	15,000	182,000
Depreciation & Amortization	126,000	66,000	32,000	224,000

	Nine Months Ended August 31, 2020
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$9,695,000	$5,575,000	$1,667,000	$16,937,000
Income (loss) from operations	(1,367,000)	(306,000)	(235,000)	$(1,908,000)
Income (loss) before tax	(1,531,000)	(272,000)	(266,000)	$(2,069,000)
Total Assets	13,387,000	3,272,000	2,661,000	$19,320,000
Capital expenditures	447,000	124,000	43,000	$614,000
Depreciation & Amortization	377,000	172,000	99,000	$648,000

	Nine Months Ended August 31, 2019
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$9,441,000	$4,382,000	$1,552,000	$15,375,000
Income (loss) from operations	(1,334,000)	(14,000)	(49,000)	$(1,397,000)
Income (loss) before tax	(1,527,000)	(4,000)	(79,000)	$(1,610,000)
Total Assets	14,383,000	3,917,000	2,568,000	$20,868,000
Capital expenditures	201,000	123,000	43,000	$367,000
Depreciation & Amortization	375,000	303,000	96,000	$774,000

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “report”) and the audited consolidated financial statements and related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2019. Some of the statements in this report may be forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our warranty costs and order backlog; (ii) our beliefs regarding the sufficiency of working capital and cash flows; (iii) our expectation that we will continue to be able to renew or obtain financing on reasonable terms when necessary; (iv) the impact of recently issued accounting pronouncements; (v) our intentions and beliefs relating to our costs, business strategies, and future performance; (vi) our expected financial results; and (vii) our expectations concerning our primary capital and cash flow needs; and (viii) our expectations regarding the impact of COVID-19 on our business condition and results of operations.

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

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of our financial statements as of August 31, 2020 remain unchanged from November 30, 2019, other than the adoption of the new lease accounting standard in ASC 842, as discussed in Note 2, “Summary of Significant Accounting Policies” included in Part I, Item I, “Financial Statements” of this report. Disclosure of these critical accounting policies is incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2019.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for the three- and nine-month periods ended August 31, 2020 were $6,465,000 and $16,937,000, respectively, compared to $5,504,000 and $15,375,000 during the same respective periods in fiscal 2019, a $961,000, or a 17.5%, increase for the three months and a $1,562,000, or 10.2%, increase for the nine months. The three-month increase in sales is due to increased sales from our agricultural products and modular building segments while our tools segment showed a decrease in sales for this period. All three segments showed increased sales for the nine months ended August 31, 2020. Consolidated gross margin for the three-month period ended August 31, 2020 was 14.3% compared to 18.3% for the same period in fiscal 2019. Consolidated gross margin for the nine-month period ended August 31, 2020 was 17.1% compared to 16.7% for the same period in fiscal 2019. The decreased margin for the three months ended August 31, 2020 was due to lower gross margin in the modular buildings and tools segments, as discussed below. The increased margin for the nine months ended August 31, 2020 is due primarily to operational improvements in the agricultural products segment.

Our third quarter sales in the agricultural products segment were $3,671,000 compared to $3,194,000 during the same period of fiscal 2019, an increase of $477,000, or 14.9%. Our year-to-date agricultural product sales were $9,695,000 compared to $9,441,000 during the same period in fiscal 2019, an increase of $254,000, or 2.7%. At the end of our first quarter of fiscal 2020, our sales were up 13.1% in the agricultural products segment from the prior year. We were on track for a strong year and then the COVID-19 pandemic hit, which decreased our sales 15.6% in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019. Our third quarter provided another strong sales showing with an increase of 14.9% over the third quarter of fiscal 2019. We attribute the increased sales success to gained market share for our dump box product line and improved design of our manure spreader line. The addition of key employees to our sales and marketing team over the past year has also contributed to our recent sales success. Gross margin for our agricultural products segment for the three-month period ended August 31, 2020 was 21.5% compared to 15.7% for the same period in fiscal 2019. Gross margin for our agricultural products segment for the nine-month period ended August 31, 2020 was 21.3% compared to 15.7% for the same period in fiscal 2019. Our increased gross margin in fiscal 2020 reflects continuous improvement initiatives enacted in fiscal 2019 that have increased our workforce efficiency. Another contributing factor was our ability to increase our standard gross profit margin by 5% through price increases, strategic product offerings and product eliminations.

Our third quarter sales in the modular buildings segment were $2,319,000 compared to $1,802,000 for the same period in fiscal 2019, an increase of $517,000, or 28.7%. Our year-to-date sales in our modular buildings segment were $5,575,000 compared to $4,382,000 for the same period in fiscal 2019, an increase of $1,193,000, or 27.2%. The increase for the quarter and the year is largely due to progress on a sizeable research laboratory contract. Gross margin for the three- and nine-month periods ended August 31, 2020 was 2.4% and 8.6%, respectively, compared to 20.0% and 14.7% for the same respective periods in fiscal 2019. The decreased gross margin was in part expected due to a lower initial profit margin on the sizeable research laboratory job but has also been amplified with unexpected costs to finish the project on site.

Our tools segment had sales of $475,000 and $1,667,000 during the three- and nine-month periods ended August 31, 2020, respectively, compared to $508,000 and $1,552,000 for the same respective periods in fiscal 2019, a 6.5% decrease and a 7.4% increase, respectively. The decrease for the quarter is due a slowdown of our oil and gas industry and pipe tool business related to the COVID-19 pandemic. We have not seen signs of recovery yet in these industries. The increase year to date is due to the addition of a large volume OEM customer that was added to our product offering in the third quarter of fiscal 2019. This customer has offered us stability to counteract the unpredictability of oil and gas industry demands. Gross margin was 17.1% and 21.1% for the three- and nine-month periods ended August 31, 2020, respectively, compared to 28.0% and 28.4% for the same respective periods in fiscal 2019. Our decreased gross margin is due to the addition of labor and overhead as we continue to fully integrate our OEM customer’s product line into our manufacturing facility.

Expenses

Our third quarter consolidated selling expenses were $370,000 compared to $379,000 for the same period in fiscal 2019. Our year-to-date selling expenses were $1,227,000 in fiscal 2020 compared to $1,119,000 for the same period in fiscal 2019. The agriculture products segment showed an increase in selling expenses due to the addition of a territory development manager and an inside sales representative and increased commissions as sales increased in our represented territories. We did show a decrease in selling expenses in our tools segment as we paid no commissions on our OEM agreement and a decrease in our modular buildings segment as we had less travel and trade show attendance due to COVID-19. Selling expenses as a percentage of sales were 5.7% and 7.3% for the three- and nine-month periods ended August 31, 2020, respectively, compared to 6.9% and 7.3% for the same respective periods in fiscal 2019.

Consolidated engineering expenses were $129,000 and $361,000 for the three- and nine-month periods ended August 31, 2020, respectively, compared to $116,000 and $380,000 for the same respective periods in fiscal 2019. The decrease in engineering expenses for the nine months ended August 31, 2020 was due to lower research and development costs from our agricultural products segment as we shifted our engineering department focus to improve internal processes and reduce costs of our products. We also shifted an engineer to a welding position in the first quarter of fiscal 2019 to lower our indirect labor costs and fill a needed production position. Engineering expenses as a percentage of sales were 2.0% and 2.1% for the three- and nine-month periods ended August 31, 2020, respectively, compared to 2.1% and 2.5% for the same respective periods in fiscal 2019.

Consolidated administrative expenses for the three- and nine-month periods ended August 31, 2020 were $939,000 and $3,216,000, respectively, compared to $815,000 and $2,466,000 for the same respective periods in fiscal 2019. The mostly non-recurring increase in administrative expense is due to approximately $133,000 of recruitment expense for management recruitment, dual management salaries of approximately $68,000 as we transitioned our Chief Executive Officer and director of materials positions, approximately $54,000 for the implementation of our OEM customer’s product line in the tools segment, and additional expense of $280,000 that includes stock granted to new management staff, payout of employment agreements and bonus accruals for incentives offered by the Compensation Committee of the Board for fiscal 2020 targets. We also had $197,000 of pandemic-related expense related to employment rewards for keeping our operations running safely during the COVID-19 pandemic. Administrative expenses as a percentage of sales were 14.5% and 19.0% for the three- and nine-month periods ended August 31, 2020, respectively, compared to 14.8% and 16.0% for the same respective periods in fiscal 2019.

Net Loss

Consolidated net loss was $(424,000) for the three-month period ended August 31, 2020 compared to net loss of $(289,000) for the same period in fiscal 2019. Our consolidated net loss for the nine months ended August 31, 2020 was $(1,663,000) compared to $(1,251,000). Despite the increased net loss for the three and nine months we did show substantial operational improvement. Our sales were up for the three and nine months ended August 31, 2020 in all three of our segments. Our gross profit as a percentage of sales was up 5.8% and 5.6% for the three and nine months ended August 31, 2020, respectively, in our largest segment, agricultural products. We were heavy on administrative expenses related to finding and training new management staff, implementing an OEM product line and properly rewarding our employees for their continued service during the pandemic as our segments operate as essential businesses. Without these additional non-recurring administrative expenses, we would have shown significant bottom line improvement for the nine months ended August 31, 2020 compared to the same period of fiscal 2019.

CEO Transition

As previously announced, David King took over for Carrie Gunnerson as Chief Executive Officer in the third fiscal quarter of 2020. Carrie Gunnerson’s final day was July 21, 2020. Mr. King previously served as Executive Vice President since March 30, 2020. Mr. King brings 25 years of agriculture industry experience in operations, marketing and business development. We look forward to Mr. King bringing Art’s Way new strategic business opportunities and providing a revitalized brand image.

Order Backlog

The consolidated order backlog net of discounts as of October 6, 2020 was $3,539,000 compared to $7,561,000 as of October 6, 2019. The agricultural products segment order backlog was $1,081,000 as of October 6, 2020 compared to $1,174,000 in fiscal 2019. The slight decrease in backlog from the agricultural products segment is due to our early order program kicking off later in 2020 than in 2019. The backlog for the modular buildings segment was $2,129,000 as of October 6, 2020, compared to $6,174,000 in fiscal 2019.  The decrease is due to progress made on a large construction contract that is not part of our typical year. Excluding this project from backlog, our backlog is down $369,000 compared to fiscal 2019. The backlog for the tools segment was $328,000 as of October 6, 2020 compared to $213,000 in fiscal 2019. The increase in backlog for our tools segment is due largely to an increase in order volume from a new OEM customer. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Impact of COVID-19

While the COVID-19 pandemic had very little impact on our results of operations for the first quarter of fiscal 2020, it did impact our results of operations for the second and third quarters of fiscal 2020 and we believe that it may continue to do so for the foreseeable future. From March 23, 2020 until May 18, 2020 the majority of our office staff in all three segments worked remotely with the exception of key operations support. At the height of the initial outbreak our workforce was down approximately 17% due to self-quarantine. By the end of May 2020 our entire workforce had returned and operations have continued as normal with additional safety precautions in place.

In our agricultural products segment, we did not experience any order cancellations, however, calls for new whole goods slowed significantly in the second quarter and many dealers held off on the shipping or pickup of their completed units. While the third quarter concluded with a 14.9% increase in sales compared to the third quarter of fiscal 2019, resulting in a year-to-date increase of 2.7%, we  are currently 10% shy of our projected sales for fiscal 2020. As farmers continue to evaluate the impact of the pandemic on their operations, including future purchases of our equipment, we may yet see an impact on order volume as fiscal 2020 continues.

Our modular buildings segment started the year with a more diverse backlog than we had a year ago; however, we have had some setbacks on site work as subcontractors have been forced to quarantine after testing positive for COVID-19. Our workers have been hesitant to travel during the pandemic and, as a result, we had a large amount of buildings that were complete and ready to be placed on site as of the beginning of the third quarter. However, during the third quarter, we were successful in keeping our site work moving forward. At the start of the fourth quarter our order backlog was lower than expected, due to COVID-19, but we have recently seen an increase in order activity.

In our tools segment, oil prices dropped significantly at the start of the pandemic, which caused our sales to drop significantly in the second quarter of fiscal 2020. The diversification of our business with our new OEM customer helped us get through the oil and gas industry lows during that time, however, since oil and gas prices have not yet reached their pre-pandemic levels, we have not seen our sales levels from these customers return.

At this time, while we are short of our pre-pandemic expectations, we believe the worst of the economic hardship has passed for us. We have built and improved our business over the last few years to help us better weather any economic storms that come our way.

Liquidity and Capital Resources

Our primary source of funds for the nine months ended August 31, 2020 was cash generated by financing activities, which includes the receipt of a Paycheck Protection Program loan and three Economic Injury Disaster Loans. We expect that all or a significant portion of the Paycheck Protection Program loan will be forgiven. Our contracts in progress also provided a significant amount of cash for the first nine months of fiscal 2020, but we do expect these contracts to consume cash in Q4 of fiscal 2020 as we bring them to completion. Our operating activities cash flowed quite well despite the net loss for the year, only consuming $362,000 of cash during the first nine months of fiscal 2020. The most significant use of operating cash was related to the increase of inventory in our modular buildings and tools segments. We also consumed a significant amount of cash investing in property, plant, and equipment to improve our business operations and used cash to reduce the balance of our operating line of credit. We expect our primary capital needs for the remainder of fiscal 2020 to relate to operating costs, primarily production costs and contract fulfilment, and the retirement of debt.

We have a $5,000,000 revolving line of credit with Bank Midwest that, as of August 31, 2020, had an outstanding principal balance of $1,767,530. The line of credit is scheduled to mature on March 30, 2021.

We believe our current financing arrangements will provide sufficient cash to finance operations and pay debt when due during the next twelve months. We expect to continue to be able to procure financing upon reasonable terms and have had discussions with Bank Midwest about obtaining additional financing should the ongoing COVID-19 pandemic further impact our ability to operate.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The persons serving as our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period subject to this report. Based on this evaluation, the persons serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of August 31, 2020, due to the material weakness described below. Notwithstanding the material weakness discussed below, our management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Remediation of Material Weakness

Management previously identified that a material weakness existed as of November 30, 2019 related to the estimation of completed subcontract work on modular building contracts. Management recognizes that estimates are a necessary part of financial reporting; however, proper controls did not exist to review the accuracy of these estimates at the time of the transactions. Because we recorded an adjustment to the financial statements, this control deficiency did not result in a material misstatement of our consolidated financial statements for the year ended November 30, 2019.

Management implemented new internal controls in the first quarter of fiscal 2020 to remediate this material weakness. All receiving transactions are reviewed and signed off on by the receiving clerk and general manager for accuracy and completeness on a monthly basis. Any subcontract work received over $75,000 requires approval signatures from the Chief Financial Officer and general manager. These controls will help prevent and detect material misstatements that could otherwise results from the estimation of subcontract work. These new internal controls are subject to continued management review supported by testing, as well as oversight by the Audit Committee of our Board of Directors. Since internal control testing has yet to be performed for 2020, we are unable to determine at this time that the material weakness has been fully remediated. We will continue to assess these new internal controls and work to remediate our material weakness.

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
10.1

Promissory Note, between the Small Business Administration and Art’s-Way Scientific Inc., dated June 18, 2020 – incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2020.

10.2

Promissory Note, between the Small Business Administration and Ohio Metal Working Products/Art’s-Way, dated June 18, 2020 – incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2020

10.3

Promissory Note, between the Small Business Administration and Art’s-Way Manufacturing Co., Inc., dated June 24, 2020 – incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2020

10.4	Consulting Agreement, between the Carrie Gunnerson and Art’s-Way Manufacturing Co., Inc., dated July 22, 2020 – filed herewith.
31.1	Certificate of Chief Executive Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
31.2	Certificate of Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
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

ART’S-WAY MANUFACTURING CO., INC.

Date: October 9, 2020	By: /s/ David A. King
David A. King
President and Chief Executive Officer

Date: October 9, 2020	By: /s/ Michael W. Woods
Michael W. Woods
Chief Financial Officer