Form 10-K
period 2020-11-30
ARTS WAY MANUFACTURING CO INC
filed 2021-02-09
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 000-5131

ART’S-WAY MANUFACTURING CO., INC.
(Exact name of registrant as specified in its charter)

Delaware	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 288

5556 Highway 9

Armstrong, Iowa 50514

(Address of principal executive offices, including zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicated by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price on May 31, 2020 as reported on the Nasdaq Stock Market LLC ($1.94 per share), was approximately $3,719,120.

As of February 4, 2021, there were 4,523,407 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2021 Annual Meeting of Stockholders to be filed within 120 days of November 30, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Art’s-Way Manufacturing Co., Inc.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this “report”) may contain forward-looking statements that reflect future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases forward-looking statements may be identified by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Forward-looking statements in this report generally relate to: our expectations regarding the impact of COVID-19 on our business condition and results of operations; our expectations regarding our warranty costs and order backlog; our beliefs regarding the sufficiency of working capital and cash flows; our expectations regarding our continued ability to renew or obtain financing on reasonable terms when necessary; the impact of recently issued accounting pronouncements; our intentions and beliefs relating to our costs, product developments and business strategies; our expected operating and financial results; our expectations concerning our primary capital and cash flow needs; our beliefs regarding competitive factors and our competitive strengths; our expectations regarding our capabilities and demand for our products; our predictions regarding the impact of seasonality; our beliefs regarding the impact of the farming industry on our business; our beliefs regarding our internal controls over financial reporting; and our intentions for paying dividends. Many of these forward-looking statements are located in this report under “Item 1. BUSINESS” and “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” but they may appear in other sections as well.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, the ongoing COVID-19 pandemic; the impact of changes in credit markets on our ability to continue to obtain financing on reasonable terms; our ability to repay current debt, continue to meet debt obligations and comply with financial covenants; obstacles related to liquidation of product lines; the effect of general economic conditions, including consumer and governmental spending, on the demand for our products and the cost of our supplies and materials; fluctuations in seasonal demand and our production cycle; the ability of our suppliers to meet our demands for raw materials and component parts; our original equipment manufacturer customers’ decisions regarding supply chain structure, inventory levels, and overall business conditions; fluctuations in the price of raw materials, especially steel; our ability to predict and meet the demands of each market in which our segments operate; the existence and outcome of product liability claims and other ordinary course litigation; changes in environmental, health and safety regulations and employment laws; our ability to retain our key employees; the cost of complying with laws, regulations, and standards relating to corporate governance and public disclosure, and the demand such compliance places on management’s time; and other factors described in this report and from time to time in our other reports filed with the Securities and Exchange Commission. We do not intend to update the forward-looking statements contained in this report other than as required by law. We caution investors not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. This report and the documents that we reference in this report and have filed as exhibits should be read completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

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

We have organized our business into three operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies. Our Agricultural Products segment manufactures and distributes farm equipment under our own and private labels. Our Modular Buildings segment manufactures modular buildings for various uses, commonly animal containment and research laboratories, through our wholly-owned subsidiary, Art’s-Way Scientific, Inc., an Iowa corporation. Our Tools segment manufactures standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools through our wholly-owned subsidiary, Ohio Metal Working Products/Art’s Way, Inc., an Ohio corporation. For detailed financial information relating to segment reporting, see Note 16 “Segment Information” to our financial statements in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this report.

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

Business of Our Segments

Agricultural Products

Our Agricultural Products segment, which accounted for 58.4% of our net revenue in the 2020 fiscal year and 59.0% of our net revenue in the 2019 fiscal year, is located primarily in Armstrong, Iowa. This segment manufactures a variety of specialized farm machinery under our own label, including portable and stationary animal feed processing equipment and related attachments used to mill and mix feed grains into custom animal feed rations; a line of hay and forage equipment consisting of forage boxes, blowers, running gear, and dump boxes; a line of manure spreaders; sugar beet harvesting equipment; a line of land maintenance equipment and moldboard plows. We sell our labeled products through independent farm equipment dealers throughout the United States and Canada. In addition, we manufacture and supply silage blowers under original equipment manufacturer (“OEM”) agreements. Sales to our OEM customers accounted for 1% of our consolidated sales in the 2020 and 2019 fiscal years. We also provide after-market service parts that are available to keep our branded and OEM-produced equipment operating to the satisfaction of the end user of our products.

Modular Buildings

Our Modular Buildings segment, which accounted for 31.2% of our net revenue in the 2020 fiscal year and 31.7% of our net revenue in the 2019 fiscal year, is located in Monona, Iowa. This segment produces, sells and leases modular buildings, which are custom-designed to meet the specific research needs of our customers. The buildings we commonly produce range from basic swine buildings to complex containment research laboratories. We plan to continue our focus on providing research facilities for academic research institutions, government research and diagnostic centers, public health institutions and private research and pharmaceutical companies, as those are our primary market sectors. We provide services from start to finish by designing, manufacturing, delivering and installing these facilities to meet customers’ critical requirements. In addition to selling these facilities, we also offer a lease option to customers in need of temporary facilities.

Tools

Our Tools segment, which is located in Canton, Ohio, accounted for 10.4% of our net revenue in the 2020 fiscal year and 9.3% of our net revenue in the 2019 fiscal year. This segment produces and sells standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools and OEM specialty tools. The tools are used by manufacturers in various industries to cut and shape various parts, pipes, and fittings. The marketing of the tools is primarily through independent distributors supplying manufacturers with industrial tools and supplies. We plan to continue our focus on providing cutting tools to industries such as automotive, aerospace, oil and gas piping, and appliances.

Our Principal Agricultural Products

From our beginnings as a producer of portable grinder mixers, our Agricultural Products segment has grown through developing several new products and with our acquisitions. In 2012, we acquired the assets of Universal Harvester Co., Inc. (“UHC”) in Ames, Iowa and began selling reels for combines and swathers as UHC by Art’s-Way. In 2020, we decided to stop producing UHC reels in order to focus on core products. Today, our Agricultural Products segment manufactures a wide array of products relating to feed processing, crop production, manure spreaders, hay and forage, tillage and land management, and sugar beet harvesting equipment. Our Agricultural Products segment also maintains a small volume of OEM work for the industry’s leading manufacturers.

Grinder mixer line. The grinder mixer line represents our original product line. Our founder, Arthur Luscombe, designed the original power take-off unit powered grinder-mixer prior to our inception. Grinder mixers are used to grind grain and mix in proteins for animal feed. They have several agricultural applications and are commonly used in livestock operations. Our grinder mixers have wide swing radiuses to allow users to reposition the discharge tube from one side of the tank to the other in one step. Our 6105 grinder mixer offers a 105-bushel tank with a 20-inch hammermill. Our 6140 grinder mixer is a medium sized product with a 140-bushel tank, a 20-inch hammermill, and an 8-inch discharge auger. Our 7165 grinder mixer has a large 165- bushel tank with a 26-inch hammermill featuring self-contained hydraulics and 10-inch discharge augers yielding the fastest unload times in the industry. Our 8215 grinder mixer features a 215-bushel tank, which is the largest in the industry. Our Cattle Maxx rollermill mixer products offer consistent feed grain rations for beef and dairy operations and are available in 105-bushel, 140-bushel, and 165-bushel capacities. We also offer the JR50 and JR75 grinder mixer models for smaller operations featuring 50- and 75-bushel mixing tanks, respectively.

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

Sugar beet harvesting line. Our sugar beet defoliators and harvesters are innovative products in the industry due to our focus on continuous improvement, both in reaction to customer requests and in anticipation of our customers’ needs. Our machines can harvest six, eight, or twelve rows at one time. We were the first manufacturer to introduce a larger, 12-row harvester. Our sugar beet defoliators cut and remove the leaves of the sugar beets without damaging them, and the leaf particles are then incorporated back into the soil. We also offer a sonar leveling axle to improve the harvesting capability of our beet equipment.

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

Manure spreaders line. We offer vertical beaters and rear discharge manure spreaders in pull-type and depending on demand may begin offering truck mount configurations. Our manure spreaders offer flared sides for increased capacity and a guillotine slop gate for accurate metering. Our products are ideal for spreading livestock manure, compost, and lime. We offer a scale system and a scale system with GPS for proper nutrient placement. These spreaders boast a heavy-duty and rugged design with one of the best spread patterns in the industry, allowing for efficient and consistent nutrient and land management.

Product Distribution and Markets

We distribute goods for our Agricultural Products segment primarily through a network of approximately 1,100 U.S. and Canadian independent dealers, as well as overseas dealers in the United Kingdom, Japan and Australia, whose customers require specialized agricultural machinery. We have sales representation in 48 states and seven Canadian provinces; however, many dealers sell only service parts for our products. Our dealers sell our products to various agricultural and commercial customers. We also maintain a local sales force in our Armstrong, Iowa facility to provide oversight services for our distribution network, communicate with end users, and recruit and train dealers on the uses of our products. Our local service parts staff is available to help customers and dealers with their service parts needs. Our Modular Buildings segment typically sells products customized to the end-user’s requirements directly to the end-user. Our Tools segment distributes products through manufacturers’ representatives, direct sales, and OEM sales channels.

We currently export products to nine foreign countries. We have been shipping grinder mixers abroad since 2006 and have exported portable rollermills and sugar beet harvesters as well. We continue to strengthen these relationships and intend to develop new international markets. Our international sales accounted for 3.4% of consolidated sales during the 2020 fiscal year compared to 5.0% in the 2019 fiscal year.

Backlog. Our backlogs of orders vary on a daily basis. As of February 3, 2021, our Tools segment had approximately $340,000 of backlog compared to $252,00 from the same date in 2020. Our Modular Buildings segment had approximately of $1,226,000 of backlog as of February 3, 2021, compared to $4,675,000 on that date in 2020. Our Agricultural Products segment had a net backlog of approximately $6,363,000 as of February 3, 2021 compared to $3,532,000 on February 3, 2020. Our backlog is up in two of three segments providing optimism about economic conditions in the year ahead. We expect that our order backlogs will continue to fluctuate as orders are received, filled, or canceled, and, due to dealer discount arrangements we may enter into from time to time, these figures are not necessarily indicative of future revenue.

Recent Product Developments

During the 2020 fiscal year, development in our Agricultural Products segment consisted of several products. We designed an all new Art’s Way forage box to replace our Miller Pro forage box line. The Art’s Way forage box provides an improved look on the Miller Pro version and comes complete with in-cab controls, which is a feature that is scarce in this industry. We also developed a metered application system for our X-series manure spreader that will give our customers the analytical data they need to improve profitability and comply with stiffening EPA regulations. We also redesigned the Miller Pro high dump to include a weigh bar and improved the look and manufacturability through the plant. Lastly, we have begun development on our commercial forage box to make it more marketable in the future.

Our Tools and Modular Buildings segments complete projects based on customer specifications and did not engage in specific product development during the 2020 fiscal year.

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

In addition, in order to capitalize on brand recognition for our Agricultural Products segment, we have numerous product lines produced under our labels and private labels, and we have made strategic acquisitions to strengthen our dealer base. We also provide aftermarket service parts which are available to keep our branded and OEM-produced equipment operating to the satisfaction of the customer. We sell products to customers in the United States and nine foreign countries through a network of approximately 1,100 independent dealers in the United States and Canada, as well as overseas dealers in the United Kingdom and Australia.

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

Tools

We expect competition in our Tools segment from offshore products that have gained market share over the last 20 years. Our greatest threat continues to be emerging technologies that replace the need for brazed tools. These competitive threats are countered by our ability to offer the widest range of standard carbide tipped brazed tool inventories to be found in North America. These inventories are strategically located in four warehouses across the United States, enabling our customers to receive product quickly with minimal shipping costs. Our ability to produce special, engineered, value-added products in volume with short lead times sets us apart from our competitors. This is most evident in certain segments of the pipe processing industry, where we have been able to establish and maintain market share despite efforts from companies significantly larger than ourselves. In 2019 we expanded our tool offering by entering into an OEM agreement with a specialty tool manufacturer.

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

We have an OEM supplier agreement with Case New Holland (“CNH”) for our Agricultural Products segment. Under the OEM agreement, we have agreed to supply CNH’s requirements for certain feed processing and service parts, primarily blowers, under CNH’s label. The agreement has no minimum requirements and can be cancelled upon certain conditions. The initial term of the agreement with CNH expired in September 2006, but the agreement continues in force until terminated or cancelled by either party. Neither party has terminated or cancelled the agreement as of November 30, 2020. We also sold reels to Honey Bee and Agco under an OEM agreement. Reels will no longer be a part of our product offering going forward. For the 2020 and 2019 fiscal years, sales to OEM customers were approximately 1% of consolidated sales.

We do not typically rely on sales to one customer or a small group of customers. During the 2020 fiscal year, one customer accounted for more than 18% of consolidated revenues as the result of a large contract in our Modular Buildings segment. Our highest recurring customer accounted for just under 6% of our consolidated net revenues.

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

We pay royalties for our use of certain manufacturing rights. Under our OEM supplier agreement with CNH, CNH sold us the license to manufacture, sell, and distribute certain plow products designed by CNH and their replacement and component parts. We pay semi-annual royalty payments based on the invoiced price of each licensed product and service part we sell. We have a licensing royalty agreement with Martin Harvesting, LLC to produce a commercial forage box in exchange for royalty payments in effect until August 2026. Our rights to manufacture and sell this product do not expire, but we will pay a royalty amount based on the sales price of each licensed product we sell. We also have a licensing and royalty agreement with Spreader, LLC to produce a loader mounted spreader in exchange for royalty payments until December 2027.

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

Employees

As of November 30, 2020, we employed approximately 84 employees in our Agricultural Products segment, two of whom were employed on a part-time basis. As of the same date, we had 23 employees in our Tools segment, one of whom was employed on a part-time basis. The majority of the employees in our Tools segment are represented by a union and covered by a collective bargaining agreement. In addition, our Modular Buildings segment employed approximately 20 employees as of the same date, one of whom worked on a part-time basis. These numbers do not necessarily represent peak employment during the 2020 fiscal year.

Item 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 1B. UNRESOLVED STAFF COMMENTS.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 2. PROPERTIES.

Our executive offices, as well as the primary production and warehousing facilities for our Agricultural Products segment, are located in Armstrong, Iowa. These facilities were constructed after 1965 and remain in fair condition. The facilities in Armstrong contain approximately 249,000 square feet of usable space. We have engaged in several building improvement projects during the last several years including most recently updating our office spaces in 2020. In addition, we own approximately 127 acres of land west of Armstrong, on which the factory and inventory storage space is situated for our Agricultural Products segment.

We completed construction in November 2007 of our facility in Monona, Iowa, which houses the manufacturing for our Modular Buildings segment. The facility was custom-designed to meet our production needs. It has approximately 50,000 square feet of useable space and accommodates a sprinkler system and crane.

In connection with the acquisition of certain assets of Ohio Metal Working Products Company in September 2013, we also purchased the land and building used for manufacturing of the products sold by Ohio Metal Working Products Company, located in Canton, Ohio. The building contains approximately 39,000 square feet of usable space and is in good condition. The purchased land is approximately 4.50 acres and is used by our Tools segment.

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

Stockholders

We have two classes of stock, undesignated preferred stock and $0.01 par value common stock. No shares of preferred stock have been issued or are outstanding. As of February 4, 2021, we had 80 common stock stockholders of record, which number does not include stockholders who hold our common stock in street name.

Dividends

We did not pay a dividend during the 2020 or 2019 fiscal years. We expect that the payment of and the amount of any future dividends will depend on our financial condition at that time.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Company

The following table presents the information with respect to purchases made by us of our common stock during the fourth quarter of the 2020 fiscal year:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
September 1 to September 30, 2020	892	$2.27	N/A	N/A
October 1 to October 31, 2020	-	$-	N/A	N/A
November 1 to November 30, 2020	892	$2.73	N/A	N/A
	1,784	$2.50

(1) Reflects shares withheld pursuant to the terms of restricted stock awards under our 2011 and 2020 Equity Plans to offset tax withholding obligations that occur upon vesting and release of shares. The value of the shares withheld is the closing price of our common stock on the date the relevant transaction occurs.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion, which focuses on our results of operations, contains forward-looking information and statements. Actual events or results may differ materially from those indicated or anticipated, as discussed in the section entitled “Forward Looking Statements.” The following discussion of our financial condition and results of operations should also be read in conjunction with our financial statements and notes to financial statements contained in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this report.

Financial Condition

Our 2020 fiscal year provided never before seen challenges as the world battled an ongoing pandemic and businesses everywhere suffered. We began the year with a strong first quarter in our Agricultural Products segment with our sales up 13% for the quarter compared to the prior year. In mid-March businesses began going into lockdown to try and slow the spread of COVID-19. Our sales suffered and we ended the second quarter with sales down approximately 4% year to date compared to the prior year. We were not able to recover and ultimately ended the year with our sales down 3% in our Agricultural Products segment compared to the prior year. Despite these dire market conditions, we did continue to improve operational efficiency as evidenced by improved labor efficiency rates. When measuring gross profit in our Agricultural Products segment, absent aged inventory scrap, we showed improvement of approximately 7% from fiscal 2019. Troubling market conditions over the last decade have forced us to adapt and improve our operations which gives us optimism about our ability to perform in times of economic boom. Our Modular Buildings segment struggled in fiscal 2020 mainly due to unexpected losses on a large construction contract. This segment also struggled to get new projects under contract as COVID-19 caused business disruption throughout the world. Our Tools segment suffered in the pandemic as oil and gas prices plummeted. The addition of an OEM customer in 2019 helped supplant the lost business from oil and gas customers in 2020.

Our consolidated balance sheet indicates a stable financial position as of November 30, 2020 despite continued net losses. While fiscal 2020 brought a net loss of $2,103,000, we had approximately $1,000,000 of expense from non-cash inventory scrap as we continued to purge inventory from previous acquisitions. We also spent approximately $216,000 on pandemic expenses and $286,000 for the recruitment and training of key management positions. Our bottom lines have suffered in recent years as we have tried to streamline our operations by addressing prior year acquisitions that have not served us well in poor market conditions.

We expect to have access to capital as needed throughout fiscal 2021 through the sale of inventory and from the use our line of credit. On November 30, 2020 we had $2,640,470 available on our line of credit. In 2020, we were able to obtain $1,242,900 of funding from the Small Business Administration’s Paycheck Protection Program. These funds were fully forgiven in November 2020 and helped offset losses during the pandemic as we continued to employ our workforce in full. We also received three Economic Injury Disaster Loans for a total of $450,000. These loans have a 30 year payback period. Despite the continued losses, our banking relationship has remained positive through transparency and continued communication. Our ability to not overuse our line of credit in times of losses has provided us with the confidence that we can manage our cash use until market conditions improve and our product offering and dealer network grow. Our working capital remained strong at approximately $4,137,000 in fiscal 2020 with a current ratio of 1.67. We also continue to maintain a debt to equity ratio below 1. We continue to put emphasis on reducing our inventory to more manageable levels to decrease carrying costs, implementing lean manufacturing practices, improving our inventory turnover, focusing our product offering, increasing our dealer network reach, and improving customer service. We do not foresee liquidity issues within the next twelve months.

Impact of COVID-19

While the COVID-19 pandemic had very little impact on our results of operations for the first quarter of fiscal 2020, it did impact our results of operations for the rest of fiscal 2020 and we believe that it may continue to do so for the foreseeable future. From March 23, 2020 until May 18, 2020 the majority of our office staff in all three segments worked remotely with the exception of key operations support. At the height of the initial outbreak our workforce was down approximately 17% due to self-quarantine. By the end of May 2020 our entire workforce had returned and operations have continued as normal with additional safety precautions in place. As COVID-19 cases began to rise in November 2020, we allowed employees that could perform their job functions remotely do so at their discretion. At this time approximately 75% of our office staff is working remote at least part-time and this has had minimal effect on how we operate as a business. We expect that by the end of February 2021 remote employees will return full time to the office. Future outbreaks could have a material effect on our operations and we are taking precautions to mitigate the spread of COVID-19.

In our Agricultural Products segment, we did not experience any order cancellations; however, calls for new whole goods slowed significantly in the second quarter of fiscal 2020 and many dealers held off on the shipping or pickup of their completed units. Our sales levels were comparatively steady to the last few years in the third and fourth quarters of fiscal 2020 and we ultimately ended the year down 3.1% on sales. Prior to the initial lockdowns in March 2020, we were anticipating an uptick in sales from recent years. We believe 2021 will bring better economic conditions for farmers because of stimulus payments received in 2020. We also believe that farmers were conservative in 2020, using excess funds to pay down debt, and will be ready to spend in 2021.

Our Modular Buildings segment started fiscal 2020 with a more diverse backlog than we had at the beginning of fiscal 2019; however, we had some setbacks on site work as subcontractors were forced to quarantine after testing positive for COVID-19. Our workers have been hesitant to travel during the pandemic and, as a result, we have had some challenges completing site work in the third and fourth quarters of fiscal 2020. Because of COVID-19, many companies were hesitant to enter into long-term contracts in fiscal year 2020. As a result, our modular building rental fleet remained largely unused in fiscal 2020 which is evidenced by our decrease in lease revenue. Our sales outlook for fiscal 2021 reflects a continued decrease in demand, but sales activity saw a moderate increase near the end of fiscal 2020.

In our Tools segment, oil prices dropped significantly at the start of the pandemic, which caused our sales to drop significantly in the second quarter of fiscal 2020. The diversification of our business with our new OEM customer helped us get through the oil and gas industry lows during that time; however, since oil and gas prices have not yet reached their pre-pandemic levels, we have not seen our sales levels from these customers return. We are optimistic that we have passed the low point in our Tools segment and expect improved sales in fiscal 2021.

While our sales were affected in fiscal 2020 by the COVID-19 pandemic, government programs including the Paycheck Protection Program and Economic Injury Disaster Loan program helped protect our liquidity that may have otherwise been materially impacted. However, the COVID-19 pandemic could have a material impact on our operations in the future as suppliers lose access to labor and resources which could ultimately drive up prices. We are not currently able to measure this impact and at this time believe our operations will continue as normal. Travel restrictions and border closures have not had a major impact on our ability to operate and achieve business goals. While we did minimize our travel in 2020 our operations were not materially affected by the inability to travel. Many trade shows shifted to online and some canceled altogether, however, our sales volumes were not significantly affected by the cancellation of these shows. As vaccinations occur in 2021, we expect travel and trade show participation to pick up. While we are short of our pre-pandemic expectations, we believe the worst of the economic hardship has passed for us. We have built and improved our business over the last few years to help us better weather any economic storms that come our way.

CEO Transition

As previously announced, David King took over for Carrie Gunnerson as our Chief Executive Officer in the third quarter of fiscal 2020. Carrie Gunnerson’s final day as our Chief Executive Officer was July 21, 2020. Mr. King previously served as our Executive Vice President since March 30, 2020. Mr. King brings 25 years of agriculture industry experience in operations, marketing and business development. We look forward to Mr. King bringing Art’s Way new strategic business opportunities and providing a revitalized brand image.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 “Summary of Significant Accounting Policies” to our financial statements in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this report. Critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Our revenues primarily result from contracts with customers. The major sources of revenue for the Agricultural Products and Tools segments are farm equipment, service parts related to farm equipment and steel cutting tools and inserts. The Agricultural Products and Tools segments generally execute short-term contracts that contain a single performance obligation – the delivery of product to the common carrier. We recognize revenue for the production and sale of farm equipment, service parts and cutting tools upon shipment of the goods. Shipment of the goods is the point in time when risk of ownership and title pass to the customer. The Tools segment has an OEM agreement with one customer for which sales are recognized FOB destination – when the goods hit the customer’s dock. All sales are made to authorized dealers whose application for dealer status has been approved and who have been informed of general sales policies. Any changes in our terms are documented in the most recently published price lists. Pricing is fixed and determinable according to our published equipment and parts price lists. Title to all equipment and parts sold pass to the customer upon delivery to the carrier and is not subject to a customer acceptance provision. Proof of the passing of title is documented by the signing of the delivery receipt by a representative of the carrier. Post shipment obligations are limited to any claim with respect to the condition of the equipment or parts. The Agricultural Products and Tools segments each typically require payment in full 30 days after the ship date. To take advantage of program discounts, some customers pay deposits up front. Any deposits received are considered unearned revenue and increase contract liabilities.

In certain circumstances, upon the customer’s written request, we may recognize revenue when production is complete, and the goods are ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment. The customer dictates that we ship the goods per their direction from our manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that we will segregate the goods from our inventory, such that they are not available to fill other orders. This agreement also specifies that the customer is required to purchase all goods manufactured under this agreement. Title of the goods will pass to the customer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the customer, and the customer agrees to maintain insurance on the manufactured items that have not yet been shipped. We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both the customers and us. The credit terms on this agreement are consistent with the credit terms on all other sales. All risks of loss are shouldered by the customer, and there are no exceptions to the customer’s commitment to accept and pay for these manufactured goods. Revenues recognized at the completion of production in fiscal 2020 and 2019 were approximately $0 and $16,000, respectively.

The Modular Buildings segment is in the construction industry with its major source of revenue arising from modular building sales. Sales of modular buildings are generally recognized using input methods to measure progress towards the satisfaction of a performance obligation using the percentage of completion method. Revenue and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Contract costs consist of direct costs on contracts, including labor, materials, and amounts payable to subcontractors and those indirect costs related to contract performance, such as equipment costs, insurance and employee benefits. Contract cost is recorded as incurred, and revisions in contract revenues and cost estimates are reflected in the accounting period when known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Contract losses are recognized when current estimates of total contract revenue and contract cost indicate a loss. Estimated contract costs include any and all costs appropriately allocable to the contract. The provision for these contract losses will be the excess of estimated contract costs over estimated contract revenues. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract change orders, penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. We use significant judgements in determining estimated contract costs and completion percentages throughout the life of the project. Stock modular building sales also occur and are recognized at a point in time when the performance obligation is fulfilled through substantial completion. Substantial completion is achieved through customer acceptance of the completed building. The Modular Buildings segment executes contracts with customers that can be short- or long-term in nature. These contracts can have multiple performance obligations and revenue from these can be recognized over time or at a point in time depending on the nature of the contracts. Payment terms for the Modular Buildings segment vary by contract, but typically utilize money down and progress payments throughout the life of the contract. The payment terms of the Modular Buildings segment have the most impact on our contract receivables, contract assets and contract liabilities. Project invoicing from the Modular Buildings segment increases contract receivables and has an effect on contract liabilities through billings in excess of costs and estimated gross profit and advanced payments. The balance of contract assets is typically made up of the balance of costs and estimated gross profit in excess of billings. Costs and profit in excess of amounts billed are classified as current assets and billings in excess of cost and profit are classified as current liabilities.

We also lease modular buildings to certain customers and account for these transactions as operating or sales-type leases. These leases have terms of up to 36 months and are collateralized by a security interest in the related modular building. On sales-type leases, the lessee has a bargain purchase option available at the end of the lease term. A minimum lease receivable is recorded net of unearned interest income and profit on sale at the time the building is substantially complete. Profit related to the sale of the building is recorded upon fulfillment of our obligation to the lessee. On operating leases, we recognize rent when the lessee has all the rights and benefits of ownership of the asset.

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

For information on product warranty as it applies to ASC 606, refer to Note 8 “Product Warranty” contained in our financial statements in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this report.

Results of Operations

Fiscal Year Ended November 30, 2020 Compared to Fiscal Year Ended November 30, 2019

Our consolidated net sales totaled $22,409,000 for the 2020 fiscal year, which represents a 2.1% decrease from our consolidated net sales of $22,889,000 for the 2019 fiscal year. The decrease in revenue is due to decreases in sales in our Modular Building and Agricultural Products segments. Our Tools segment reported a 9.9% increase in sales compared to the 2019 fiscal year. Our consolidated gross profit as a percentage of net sales decreased to 10.7% in the 2020 fiscal year when compared to 17.2% of net sales in the 2019 fiscal year. We saw decreased gross profit percentage in all three segments in fiscal 2020 due to varying circumstances discussed below. Our consolidated operating expenses increased by 16.3%, from $5,424,000 in the 2019 fiscal year to $6,309,000 in the 2020 fiscal year. Because the majority of our corporate general and administrative expenses are borne by our Agricultural Products segment, that segment represented $4,483,000 of our total consolidated operating expenses, while our Modular Buildings segment represented $1,034,000 and our Tools segment represented $792,000.

Our consolidated operating loss for the 2020 fiscal year was $(3,910,000) compared to $(1,497,000) for the 2019 fiscal year. Our Agricultural Products segment had an operating loss of $(2,318,000), our Modular Buildings segment had operating loss of $(1,295,000) and our Tools segment had an operating loss of $(297,000).

Consolidated net loss for the 2020 fiscal year was $(2,103,000) compared to net loss of $(1,420,000) in the 2019 fiscal year, an increase in loss of $683,000.

Our effective tax rate for the 2020 and 2019 fiscal years was 28.9% and 19.7%, respectively. The increase in the effective tax rate is due to the tax treatment of Paycheck Protection Program loan forgiveness as discussed in Note 1, “Summary of Significant Accounting Policies” to our financial statements in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this report.

Agricultural Products. Our Agricultural Products segment’s net sales for the 2020 fiscal year were $13,085,000 compared to $13,508,000 during the 2019 fiscal year, a decrease of $423,000, or 3.1%. The decrease in sales can be primarily explained by a decrease in sales of our UHC reels year over year. In mid fiscal 2019, we lost our primary reel customer over disagreements on price, as we determined that the margins on reels weren’t enough to justify putting them into our production schedule and were only willing to produce them for an increased price. We expect further declines in our reel revenue as we discontinue production of this line and replace the production slots with products that provide us with greater margin. We also saw decreased demand for our beet equipment and forage and receiver boxes in the 2020 fiscal year compared to the 2019 fiscal year. We expect increased demand for these lines in fiscal 2021 as our backlog indicates we will have improved sales of beet equipment and we will be launching a new Art’s Way forage box. Sales of manure spreaders, dump boxes and grinders improved in fiscal 2020 over fiscal 2019. The improved success of these lines provides optimism for the future as we believe these are the core products we can market towards future growth.

Gross profit percentage for the 2020 fiscal year was 16.5% compared to 16.3% for the 2019 fiscal year. We attribute the increase in gross profit to a 4% improvement on standard gross profit margin due to favorable product mix and fewer liquidation sales in fiscal 2020. We also saw a 5% increase in our measurable labor efficiency metric, which tells us how productive our workforce is. After eliminating $996,000 of inventory obsolescence expense in fiscal 2020 and $315,000 of the same expense in fiscal 2019 we had an increase in gross profit percent of approximately 7% year over year. We believe that presenting gross profit percentage excluding inventory obsolescence expense is useful because it excludes a significant expense that we do not expect to continue to occur going forward and therefore facilitates a better comparison of gross profit percentage over multiple periods and is a clearer reflection of our ongoing operations. The $996,000 of inventory obsolescence expense in fiscal 2020 was related to increasing reserves on product lines we eliminated strategically from our offering including UHC reels, Miller Pro forage boxes, rakes and augers. Our core product offering going forward includes products that we feel have strong demand, favorable margins and flow through our facility efficiently. We believe the gross margin improvements are a strong indicator of our ability to succeed as agricultural conditions continue to improve.

Our Agricultural Products segment’s operating expenses for the 2020 fiscal year were $4,483,000 compared to $3,796,000 for the 2019 fiscal year, an increase of $687,000, or 18.1%. Approximately $115,000 of this increase is due to the hiring of a new territory development manager to increase sales and strengthen our dealer network. We also incurred $116,000 of additional recruitment expense in fiscal 2020 when compared to fiscal 2019 related to hiring a new CEO, supply chain manager and product manager. We incurred approximately $73,000 of expense paying dual salaries as we transitioned these new roles. We also incurred approximately $148,000 of pandemic expense as we increased employee incentives for working during the pandemic, conducted sitewide COVID-19 testing and provided supplies to help keep our employees safe. We also incurred approximately $300,000 of additional bonus expense in fiscal 2020 recruiting new management talent, rewarding retiring management, and accruing bonuses for operational improvements during this agricultural downturn. This segment’s operating expenses for the 2020 fiscal year were 34.3% of sales compared to 28.1% of sales for the 2019 fiscal year. Total loss from operations for our Agricultural Products segment during the 2020 fiscal year was $(2,318,000) compared to an operating loss of $(1,599,000) for the 2019 fiscal year, an increase in loss of $719,000.

Modular Buildings. Our Modular Buildings segment’s net sales for the 2020 fiscal year were $6,993,000 compared to $7,260,000 for the 2019 fiscal year, a decrease of $267,000, or 3.7%. The decrease in sales was attributable to decreased operating lease activity in fiscal 2020 and a large construction project nearing completion. Gross profit for the 2020 fiscal year was (3.7)% compared to 16.1% during the 2019 fiscal year. The decreased gross profit was due to margin deterioration on a large construction contract for expenses that were unforeseen. Operating expenses for the 2020 fiscal year were 14.8% of sales compared to 13.3% for the 2019 fiscal year. The increase in operating expenses was due to $35,000 of pandemic expense related to employee incentives during COVID-19 lockdowns and supplies needed to mitigate the spread of COVID-19. Total loss from operations from our Modular Buildings segment during the 2020 fiscal year was $(1,295,000) compared to an operating income of $208,000 in the 2019 fiscal year, an increase in loss of $1,503,000. Our expected profits on a large construction project eroded in fiscal 2020, but we look forward to a fresh start in fiscal 2021.

Tools. Our Tools segment’s net sales for the 2020 fiscal year were $2,330,000 compared to $2,121,000 for the 2019 fiscal year, an increase of $209,000, or 9.9%. The increase is primarily due to the addition of a large OEM customer in the fourth quarter of fiscal 2019. We had projected larger revenue increases; however, the COVID-19 pandemic had a negative effect on our existing customer base, mainly the oil and gas industries. These sales have not fully recovered to date and we have relied heavily on our OEM customer in recent months. We are focused on expanding our portfolio of customers to help us diversify our business as different industries experience booms and busts. Gross profit for the 2020 fiscal year was 21.3% compared to 26.4% for the 2019 fiscal year. Our decreased gross margin for the twelve months is attributable to the hiring of a floor supervisor to help us manage the higher volumes of sales we were expecting with the addition of our OEM customer. This position is a necessary one to manage increased volumes through our shop floor and we are continuing to find ways to increase volumes to cover the expenses of this position. Operating expenses were $792,000 for the 2020 fiscal year compared to $666,000 for the 2019 fiscal year, an increase of $126,000, or 18.9%. This increase in operating expenses is due primarily to approximately $79,000 of additional costs related to implementation of our OEM line and $33,000 of pandemic expense related to the retention of employees during the pandemic and supply costs associated with mitigating the spread of COVID-19.

Trends and Uncertainties

We are subject to a number of trends and uncertainties that may affect our short-term or long-term liquidity, sales revenues, and operations. Similar to other farm equipment manufacturers, we are affected by items unique to the farm industry, including fluctuations in farm income resulting from the change in commodity prices, crop damage caused by weather and insects, government farm programs, interest rate fluctuations, and other unpredictable variables. Other uncertainties include our OEM customers and the decisions they make regarding their current supply chain structure, inventory levels, and overall business conditions. Management believes that our business is dependent on the farming industry for the bulk of our sales revenues. As such, our business tends to reap the benefits of increases in farm net income, as farmers tend to purchase equipment in lucrative times and forgo purchases in less profitable years. Direct government payments have been increasing in the past two years and costs of agricultural production are increasing; therefore, we anticipate that further increases in the value of production will benefit our business, while any future decreases in the value of production will decrease farm net income and may harm our financial results.

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

Liquidity and Capital Resources

Our main source of funds during the 2020 fiscal year was cash generated by financing activities. We received $1,242,900 of funding and forgiveness via a Paycheck Protection Program loan and also $450,000 of funding from the Economic Injury Disaster Loan program in fiscal 2020. We did use approximately $856,000 of cash in operations in fiscal 2020 which was largely from costs of production for the Agricultural Products and Modular Building segments. We used approximately $693,000 of cash to update facilities and equipment which includes software and hardware related to information technology advances, office space updates, and manufacturing equipment improvements that enhance our efficiency.

We have a Bank Midwest credit facility consisting of a $5,000,000 revolving line of credit, pursuant to which we had borrowed $2,359,530, with $2,640,470 remaining, as of November 30, 2020, and one term loan, which had an outstanding principal balance of $2,350,593 as of November 30, 2020. The revolving line of credit is being used for working capital purposes. We also have three Economic Injury Disaster Loans provided by the U.S. Small Business Administration with an aggregate principal balance of $450,000 as of November 30, 2020.

Our loans require us to comply with various covenants, including maintaining certain financial ratios and obtaining prior written consent from Bank Midwest for any investment in, acquisition of, or guaranty relating to another business or entity. We were out of compliance with our debt service coverage ratio and minimum working capital requirements covenants in place under the Bank Midwest loans as of November 30, 2020. Bank Midwest has issued a waiver forgiving the noncompliance as of November 30, 2020, and in turn waived the event of default. On January 12, 2021, Bank Midwest reduced our working capital requirement through an amendment to our covenants to a level that would put us in compliance at November 30, 2020.

For additional information about our financing activities, please refer to Note 9 “Loan and Credit Agreements” to our financial statements in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this report.

The following table represents our working capital and current ratio as of the end of the past two fiscal years:

	November 30, 2020	November 30, 2019
Current Assets	$10,301,350	$11,407,230
Current Liabilities	6,164,776	5,202,764
Working Capital	$4,136,574	$6,204,466

Current Ratio	1.67	2.19

We believe that our current cash and financing arrangements will provide sufficient cash to finance operations for the next 12 months. We expect to continue to rely on cash from financing activities to supplement our cash flows from operations in order to meet our liquidity and capital expenditure needs in the near future. We expect to continue to be able to procure financing upon reasonable terms.

Off-Balance Sheet Arrangements

None.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Art's-Way Manufacturing Co., Inc.

Armstrong, Iowa

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Art's-Way Manufacturing Co., Inc. and Subsidiaries (the Company) as of November 30, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota

February 9, 2021

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Balance Sheets

	November 30, 2020	November 30, 2019
Assets
Current assets:
Cash	$2,684	$3,145
Accounts receivable-customers, net of allowance for doubtful accounts of $51,175 and $22,925 in 2020 and 2019, respectively	2,390,604	1,679,975
Inventories, net	7,762,400	8,778,507
Cost and profit in excess of billings	56,026	726,667
Net investment in sales-type leases, current	28,352	148,005
Other current assets	61,284	70,931
Total current assets	10,301,350	11,407,230
Property, plant, and equipment, net	5,218,662	5,362,907
Assets held for lease, net	521,555	713,782
Deferred income taxes	2,667,686	1,786,048
Net investment in sales-type leases, long-term	-	5,782
Other assets	93,760	71,189
Total assets	$18,803,013	$19,346,938
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,955,404	$1,205,313
Customer deposits	198,225	105,363
Billings in excess of cost and profit	276,226	88,931
Income taxes payable	1,100	6,400
Accrued expenses	1,279,312	1,132,826
Line of credit	2,359,530	2,578,530
Current portion of long-term debt	94,979	85,401
Total current liabilities	6,164,776	5,202,764
Long-term liabilities
Long-term portion of operating lease liabilities	18,342	-
Long-term debt, excluding current portion	2,713,150	2,350,592
Total liabilities	8,896,268	7,553,356
Commitments and Contingencies (Notes 8, 9 and 15)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2020 and 2019; issued and outstanding 0 shares in 2020 and 2019.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2020 and 2019; issued 4,470,004 in 2020 and 4,321,087 in 2019	44,700	43,211
Additional paid-in capital	3,496,243	3,250,087
Retained earnings	6,443,856	8,547,342
Treasury stock, at cost (35,097 in 2020 and 18,842 in 2019 shares)	(78,054)	(47,058)
Total stockholders’ equity	9,906,745	11,793,582
Total liabilities and stockholders’ equity	$18,803,013	$19,346,938

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Statements of Operations

	Years Ended
	November 30, 2020	November 30, 2019
Sales	$22,409,123	$22,889,173
Cost of goods sold	20,009,523	18,961,260
Gross profit	2,399,600	3,927,913
Expenses:
Engineering	476,721	479,345
Selling	1,623,960	1,602,006
General and administrative	4,208,553	3,343,443
Total expenses	6,309,234	5,424,794
(Loss) from operations	(3,909,634)	(1,496,881)
Other income (expense):
Interest expense	(304,611)	(358,174)
Other	1,254,289	86,235
Total other income (expense)	949,678	(271,939)
Income (loss) before income taxes	(2,959,956)	(1,768,820)
Income tax (benefit)	(856,470)	(349,234)
Net Income (Loss)	(2,103,486)	(1,419,586)

Net Income (Loss) per share
Basic Net Income (Loss) per share	$(0.48)	$(0.33)
Diluted Net Income (Loss) per share	$(0.48)	$(0.33)

Weighted average outstanding shares used to compute basic net loss per share	4,393,887	4,277,375
Weighted average outstanding shares used to compute diluted net loss per share	4,393,887	4,277,375

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Statements of Stockholders' Equity

Years Ended November 30, 2020 and 2019

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2018	4,225,050	$42,250	$3,055,632	$9,966,928	9,286	$(27,735)	$13,037,075
Stock based compensation	96,037	961	194,455	-	9,556	(19,323)	176,093
Net (loss)	-	-	-	(1,419,586)	-	-	(1,419,586)
Balance, November 30, 2019	4,321,087	43,211	3,250,087	8,547,342	18,842	(47,058)	11,793,582
Stock based compensation	148,917	1,489	246,156		16,255	(30,996)	216,649
Net (loss)				(2,103,486)			(2,103,486)
Balance, November 30, 2020	4,470,004	44,700	3,496,243	6,443,856	35,097	(78,054)	9,906,745

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Statements of Cash Flows

	Twelve Months Ended
	November 30, 2020	November 30, 2019
Cash flows from operations:
Net (loss)	$(2,103,486)	$(1,419,586)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Stock based compensation	247,645	195,416
Increase in obsolete inventory reserves	556,303	79,265
(Gain) Loss on disposal of property, plant, and equipment	25,195	(9,999)
Depreciation and amortization expense	818,234	1,003,541
Accrued interest on deferred debt payments	7,536	-
Change in allowance for doubtful accounts	28,250	(2,175)
Debt forgiveness from Paycheck Protection Program loan	(1,242,900)	-
Deferred income taxes	(881,638)	(353,626)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(738,879)	(140,687)
Inventories	459,804	1,399,330
Net investment in sales-type leases	125,435	123,055
Other assets	9,649	54,158
Increase (decrease) in:
Accounts payable	750,091	403,251
Contracts in progress, net	857,936	(723,463)
Customer deposits	92,862	(40,269)
Income taxes payable	(5,300)	-
Accrued expenses	136,949	239,542
Net cash provided by (used in) operating activities	(856,314)	807,753
Cash flows from investing activities:
Purchases of property, plant, and equipment	(693,414)	(447,025)
Net proceeds from sale of assets	191,764	899,713
Net cash provided by (used in) investing activities	(501,650)	452,688
Cash flows from financing activities:
Net change in line of credit	(219,000)	(927,000)
Proceeds from term debt	1,692,900	-
Repayment of term debt	(85,401)	(314,485)
Repurchases of common stock	(30,996)	(19,323)
Net cash provided by (used in) financing activities	1,357,503	(1,260,808)
Net (decrease) in cash	(461)	(367)
Cash at beginning of period	3,145	3,512
Cash at end of period	$2,684	$3,145

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$263,598	$329,356
Income taxes	28,514	3,855

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

Art’s-Way Manufacturing Co., Inc.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

(a)	Nature of Business

Art’s-Way Manufacturing Co., Inc. (the “Company”) is primarily engaged in the fabrication and sale of specialized farm machinery in the agricultural sector of the United States. Primary product offerings include portable and stationary animal feed processing equipment; hay and forage equipment; sugar beet harvesting equipment; land maintenance equipment; manure spreaders and moldboard plows. The Company sells its labeled products through independent farm equipment dealers throughout the United States. In addition, the Company manufactures and supplies hay blowers pursuant to OEM agreements. The Company also provides after-market service parts that are available to keep its branded and OEM-produced equipment operating to the satisfaction of the end user of the Company’s products.

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

The Company’s Tools segment is a domestic manufacturer and distributor of standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond), CBN (cubic boron nitride) inserts and OEM specialty tools through the Company’s wholly-owned subsidiary, Ohio Metal Working Company/Art’s Way, Inc.

(b)	Impact of COVID-19

While the COVID-19 pandemic had very little impact on the Company’s results of operations for the first quarter of fiscal 2020, it did impact results of operations for the rest of fiscal 2020 and the Company believes that it may continue to do so for the foreseeable future. From March 23, 2020 until May 18, 2020 the majority of the Company’s office staff in all three segments worked remotely with the exception of key operations support. At the height of the initial outbreak the Company’s workforce was down approximately 17% due to self-quarantine. By the end of May 2020, the Company’s entire workforce had returned and operations have continued as normal with additional safety precautions in place. As COVID-19 cases began to rise in November 2020, the Company allowed employees that could perform their job functions remotely do so at their discretion. At this time approximately 75% of the Company’s office staff is working remote at least part-time and this has had minimal effect on operations. The Company expects that by the end of February 2021 remote employees will return full time to the office. Future outbreaks could have a material effect on the Company’s operations and are taking precautions to mitigate the spread of COVID-19.

(c)	Principles of Consolidation

The consolidated financial statements include the accounts of Art’s-Way Manufacturing Co., Inc. and its wholly-owned subsidiaries for the 2020 fiscal year, which includes Art’s-Way Scientific, Inc., and Ohio Metal Working Products/Art’s-Way, Inc. All material inter-company accounts and transactions are eliminated in consolidation.

(d)	Change in Accounting Estimate

During the fiscal year 2020, the Company made a change in accounting estimate related to the estimated costs to complete a material construction contract. The change in estimate was related to the expected collectability of change orders driven from project modifications in the design process and scope gaps that occurred because of the design changes. Further unforeseen costs including increased costs from project delays due to COVID-19, issues with site conditions, subcontractor rework and expected liquidated damages have deteriorated the gross profit margin on the project further through the fourth fiscal quarter of 2020. Overall, approximately $1.3 million of additional revenue has been generated since inception of the contract compared to $2.8 million of additional estimated costs to complete. The Company determined this was a change in accounting estimate in accordance with Accounting Standards Codification (“ASC”) 250-10 “Accounting Changes and Error Corrections” based on the timing of when information was reasonably considered available for the expected additional costs. The Company has approximately $1 million in revenue to recognize at a reduced margin for the Modular Buildings segment in the first quarter of fiscal 2021 as a result of this change in estimate.

In the fourth quarter of fiscal 2020, the Company made a change in accounting estimate related to the inventory obsolescence reserve for UHC reels, Miller Pro forage and rake, auger, and other non-current product lines. The Company concluded these items were not going to be a part of the Company’s strategic product offering going forward and increased the reserve on these items approximately $681,000 in November 2020. The Company is actively working on a scrap plan for these items to decrease carrying costs for inventory in 2021. The effect of the increased reserve reduced net inventory, added additional cost of goods sold expense reducing income from operations and also had an effect on working capital debt covenants by approximately $681,000. The Company determined this was a change in accounting estimated in accordance with Accounting Standards Codification (“ASC”) 250-10 “Accounting Changes and Error Corrections.”

(e)	Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Cash Flows for the fiscal year ended November 30, 2019, to identify the non-cash expense related to changes in the Company’s obsolete inventory reserve in the amount of $79,265. This change in classification does not affect previously reported cash flows from operating activities in the Consolidated Statements of Cash Flows.

(f)	Cash Concentration

The Company maintains several different accounts at one bank, and balances in these accounts could periodically exceed the federally insured limits. However, management believes the risk of loss to be low.

(g)	Customer Concentration

During the 2020 and 2019 fiscal years, one customer accounted for more than 18% and 21%, respectively, of consolidated revenues due to a large contract in the Modular Buildings segment. The Company’s highest recurring customer accounted for just under 6% and 10% of consolidated net revenues in 2020 and 2019 fiscal years, respectively.

(h)	Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written-off when deemed uncollectible. Recoveries of accounts receivable previously written-off are recorded when received. Accounts receivable are generally considered past due 60 days past invoice date, with the exception of international sales which primarily are sold with 180 day terms backed by export insurance.

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

(i)	Inventories

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

(j)	Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Depreciation of plant and equipment is provided using the straight-line method, based on the estimated useful lives of the assets which range from three to 40 years.

(k)	Sales-Type Leases

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

The components related to sales-type leases at November 30, 2020 and November 30, 2019 are as follows:

	November 30, 2020	November 30, 2019
Minimum lease receivable, current	$29,002	$162,425
Unearned interest income, current	(650)	(14,420)
Net investment in sales-type leases, current	$28,352	$148,005

Minimum lease receivable, long-term	$-	$5,851
Unearned interest income, long-term	-	(69)
Net investment in sales-type leases, long-term	$-	$5,782

There was no sales activity related to sales-type leases for the years ended November 30, 2020 and November 30,2019.

Future minimum lease receipts from sales-type leases are as follows:

Year Ending November 30,	Amount
2021	29,002
Total	$29,002

(l)	Operating Leases

The Company determines if an arrangement is a lease at inception of a contract. The nature of the Company’s operating leases at this time is office equipment, mainly copiers, with terms of 12 to 60 months. Operating leases are included in other assets as operating lease right-of-use (“ROU”) assets on the Consolidated Balance Sheets while current lease liabilities are included as accrued expenses. The long-term portions of operating lease liabilities are shown as long-term liabilities on the Consolidated Balance Sheets.

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

The components of operating leases on the Consolidated Balance Sheets at November 30, 2020 were as follows:

November 30, 2020
Operating lease right-of-use assets	$27,879

Current portion of operating lease liabilities	$9,537
Long-term portion of operating lease liabilities	18,342
Total operating lease liabilities	$27,879

The Company included $27,879 of operating lease ROU assets in other assets, the current portion of operating lease liabilities of $9,537 was included in accrued expenses and the $18,342 of long-term operating lease liabilities was included in the long-term liability portion of the Consolidated Balance Sheets. The Company recorded $23,121 of operating lease costs in the year ended November 30, 2020, which included variable costs tied to usage. The Company’s operating leases carry a weighted average lease term of 35 months and have a weighted average discount rate of 5.50%

Future maturities of operating lease liabilities are as follows:

Year Ending November 30,
2021	10,847
2022	10,847
2023	6,911
2024	1,630
Total lease payments	30,236
Less imputed interest	(2,356)
Total operating lease liabilities	27,879

(m)	Income Taxes

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

On December 28, 2020 the Consolidated Appropriations Act, 2021 was signed into law. This law provides that no amount of loan forgiveness granted under the Paycheck Protection Program shall be included in gross income for tax purposes. The law also allows the deduction of expenses related to the Paycheck Protection Program creating a double tax benefit. The Company attributes 8.8% of tax rate benefit related to the permanent difference from this law.

The Company classifies interest and penalties to be paid on an underpayment of taxes as income tax expense. The Company files income tax returns in the U.S. federal jurisdiction and various states and previously in Canada. The Company is no longer subject to Canadian, U.S. federal or state income tax examinations by tax authorities for years ended before November 30, 2017.

(n)	Revenue Recognition

The Company’s revenues primarily result from contracts with customers. The major sources of revenue for the Agricultural Products and Tools segments are farm equipment, service parts related to farm equipment and steel cutting tools and inserts. The Agricultural Products and Tools segments generally execute short-term contracts that contain a single performance obligation – the delivery of product to the common carrier. The Company recognizes revenue for the production and sale of farm equipment, service parts and cutting tools upon shipment of the goods. Risk of ownership and title pass to the customer upon shipment of the goods. The Tools segment has an OEM agreement with one customer for which sales are recognized FOB destination – when the goods hit the customer’s dock. All sales are made to authorized dealers whose application for dealer status has been approved and who have been informed of general sales policies. Any changes in the Company’s terms are documented in the most recently published price lists. Pricing is fixed and determinable according to the Company’s published equipment and parts price lists. Title to all equipment and parts sold passes to the customer upon delivery to the carrier and is not subject to a customer acceptance provision. Proof of the passing of title is documented and retained by the Company. Post shipment obligations are limited to any claim with respect to the condition of the equipment or parts. The Agricultural Products and Tools segments each typically require payment in full 30 days after the ship date. To take advantage of program discounts, some customers pay deposits up front. Any deposits received increase contract liabilities.

In certain circumstances, upon the customer’s written request, the Company may recognize revenue when production is complete, and the goods are ready for shipment. At the customer’s request, the Company will bill the customer upon completing all performance obligations, but before shipment. The customer dictates that the Company ship the goods per the customer’s direction from the Company’s manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that the Company will segregate the goods from its inventory, such that they are not available to fill other orders. This agreement also specifies that the customer is required to purchase all goods manufactured under this agreement. Title of the goods will pass to the customer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the customer, and the customer agrees to maintain insurance on the manufactured items that have not yet been shipped. The Company has operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both the customer and the Company. The credit terms on these agreements are consistent with the credit terms on all other sales. All risks of loss are shouldered by the customer, and there are no exceptions to the customer’s commitment to accept and pay for these manufactured goods. Revenues recognized at the completion of production in the 2020 and 2019 fiscal years were approximately $0 and $16,000, respectively.

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

For information on product warranty as it applies to ASC 606, refer to Note 8 “Product Warranty.”

(o)	Disaggregation of Revenue

The following table displays revenue by reportable segment from external customers, disaggregated by major source. The Company believes disaggregating by these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Twelve Months Ended November 30, 2020
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$10,149,000	$-	$-	$10,149,000
Farm equipment service parts	2,519,000	-	-	2,519,000
Steel cutting tools and inserts	-	-	2,308,000	2,308,000
Modular buildings	-	6,517,000	-	6,517,000
Modular building lease income	-	318,000	-	318,000
Other	417,000	158,000	23,000	598,000
	$13,085,000	$6,993,000	$2,331,000	$22,409,000

	Twelve Months Ended November 30, 2019
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$10,435,000	$-	$-	$10,435,000
Farm equipment service parts	2,638,000	-	-	2,638,000
Steel cutting tools and inserts	-	-	2,086,000	2,086,000
Modular buildings	-	6,460,000	-	6,460,000
Modular building lease income	-	674,000	-	674,000
Other	435,000	126,000	35,000	596,000
	$13,508,000	$7,260,000	$2,121,000	$22,889,000

(p)	Contract Receivables, Contract Assets and Contract Liabilities

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers included on the Consolidated Balance Sheets.

	November 30, 2020	November 30, 2019
Receivables	$2,391,000	$1,680,000
Assets	56,000	727,000
Liabilities	276,000	89,000

The amount of revenue recognized in fiscal year 2020 that was included in a contract liability at November 30, 2019 was approximately $89,000 compared to $185,000 for the same period of fiscal year 2019. The change in contract receivables reflected above results from contract billings for all three segments as performance obligations are met. The decrease in contract assets from November 30, 2019 is due to billings on construction contracts catching up to expenses incurred while the increase in contract liabilities is due to overbillings on projects for the Modular Buildings segment.

The Company will utilize the practical expedient exception for these contracts and will report only on performance obligations greater than one year. As of November 30, 2020, and November 30, 2019, the Company has no performance obligations with an original expected duration greater than one year.

(q)	Research and Development

Research and development costs are expensed when incurred. Such costs approximated $199,000 and $149,000 for the 2020 and 2019 fiscal years, respectively.

(r)	Advertising

Advertising costs are expensed when incurred. Such costs approximated $175,000 and $198,000 for the 2020 and 2019 fiscal years, respectively. The Company has made a concerted effort to reduce trade show participation that was not providing the level of product exposure expected.

(s)	Net Income (Loss) Per Share of Common Stock

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

Basic and diluted (loss) per common share have been computed based on the following as of November 30, 2020 and 2019:

	For the Twelve Months Ended
	November 30, 2020	November 30, 2019
Numerator for basic and diluted net income (loss) per share:

Net income (loss)	$(2,103,486)	$(1,419,586)

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	4,393,887	4,277,375
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	4,393,887	4,277,375

Net Income (Loss) per share - Basic:
Net Income (Loss) per share	$(0.48)	$(0.33)

Net Income (Loss) per share - Diluted:
Net Income (Loss) per share	$(0.48)	$(0.33)

(t)	Stock Based Compensation

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

(u)	Use of Estimates

Management has made a number of estimates and assumptions related to the reported amount of assets and liabilities, reported amount of revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(v)	Recently Issued Accounting Pronouncements

Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, “Leases (Topic 842),” which requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for all leases with terms of 12 months or greater. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company adopted this guidance for fiscal 2020 using the modified retrospective approach, including interim periods within that reporting period. Under the modified retrospective approach, the Company did not adjust prior comparative periods. The Company has a moderate amount of leasing activity mainly as the lessee of office equipment and as the lessor of modular buildings. As a result of adoption in the first fiscal quarter of 2020, the Company recognized $34,316 as a right-of-use asset and $34,316 of lease liabilities on the balance sheet for office equipment it leases. The Company’s activity as a lessor will remain mostly unaffected by this guidance. The Company’s additional disclosures may include, but are not limited to:

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

Accounting Pronouncements Not Yet Adopted

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within the year of adoption. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt ASU 2016-13 in fiscal year 2024. The Company does not expect the application of the CECL impairment model to have a significant impact on its allowance for uncollectible amounts for accounts receivable.

(2)	Allowance for Doubtful Accounts

A summary of the Company’s activity in the allowance for doubtful accounts is as follows:

	Twelve Months Ended
	November 30, 2020	November 30, 2019
Balance, beginning	$22,925	$25,100
Provision charged to expense	44,222	(1,602)
Less amounts charged-off	(15,972)	(573)
Balance, ending	$51,175	$22,925

(3)	Inventories

Major classes of inventory are:

	November 30, 2020	November 30, 2019
Raw materials	$7,086,367	$7,156,001
Work in process	304,009	492,125
Finished goods	3,777,136	3,905,373
Total Gross Inventory	$11,167,512	$11,553,499
Less: Reserves	(3,405,112)	(2,774,992)
Net Inventory	$7,762,400	$8,778,507

(4)	Contracts in Progress

Amounts included in the consolidated financial statements related to uncompleted contracts are as follows:

	Cost and Profit in	Billings in Excess of
	Excess of Billings	Costs and Profit
November 30, 2020
Costs	$511,152	$9,697,061
Estimated earnings	98,084	579,747
	609,236	10,276,808
Less: amounts billed	(553,210)	(10,553,034)
	$56,026	$(276,226)

November 30, 2019
Costs	$3,805,906	$629,501
Estimated earnings	1,044,612	155,790
	4,850,518	785,291
Less: amounts billed	(4,123,851)	(874,222)
	$726,667	$(88,931)

The amounts billed on these long-term contracts are due 30 days from invoice date. All amounts billed are expected to be collected within the next 12 months. Retainage was $36,488 and $0 as of November 30, 2020 and 2019, respectively.

(5)	Property, Plant, and Equipment

Major classes of property, plant, and equipment are:

	November 30, 2020	November 30, 2019
Land	$220,503	$220,503
Buildings and improvements	7,255,955	7,035,144
Construction in Progress	31,571	82,366
Manufacturing machinery and equipment	11,123,104	11,036,192
Trucks and automobiles	510,955	507,575
Furniture and fixtures	119,907	120,833
	19,261,995	19,002,613
Less accumulated depreciation	(14,043,333)	(13,639,706)
Property, plant and equipment	$5,218,662	$5,362,907

Depreciation and amortization expense totaled $818,234 and $1,003,541 for the 2020 and 2019 fiscal years, respectively.

(6)	Assets Held for Lease

Major components of assets held for lease are:

	November 30, 2020	November 30, 2019
Modular Buildings	$521,555	$713,782
Total assets held for lease	$521,555	$713,782

The Company’s Modular Buildings segment enters into leasing arrangements with customers from time-to-time. The Company had seven buildings in assets held for lease at November 30, 2020 compared to eight at November 30, 2019.

Rents recognized in sales were related to the leasing of modular buildings as a part of the normal course of business operations of the Modular Buildings segment. Rents recognized from assets held for lease included in sales on the consolidated statements of operations during the 2020 fiscal year were $318,000 compared to $674,000 in the 2019 fiscal year. Rents recognized from assets held for lease included in other income (expense) on the consolidated statements of operations during the 2019 fiscal year were $2,500.

The Company has no expected future minimum lease receipts from assets held for lease at November 30, 2020.

(7)	Accrued Expenses

Major components of accrued expenses are:

	November 30, 2020	November 30, 2019
Salaries, wages, and commissions	$726,625	$555,201
Accrued warranty expense	291,454	203,185
Other	261,233	374,440
	$1,279,312	$1,132,826

(8)	Product Warranty

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

Changes in the Company’s product warranty liability included in accrued expenses for the 2020 and 2019 fiscal years are as follows:

	For the Twelve Months Ended
	November 30, 2020	November 30, 2019
Balance, beginning	$203,185	$96,786
Settlements / adjustments	(157,501)	(279,992)
Warranties issued	245,770	386,391
Balance, ending	$291,454	$203,185

(9)	Loan and Credit Agreements

The Company maintains two revolving lines of credit and one term loan with Bank Midwest. The Company also has three term loans with the U.S. Small Business Administration under the Economic Injury Disaster Loan program.

Bank Midwest Revolving Lines of Credit and Term Loan

The Company maintains a credit facility with Bank Midwest consisting of a $5,000,000 revolving line of credit (the “2017 Line of Credit”) used for working capital purposes, and a $2,600,000 term loan due October 1, 2037 (the “Term Loan”). On November 30, 2020, the balance of the 2017 Line of Credit was $2,359,530 with $2,640,470 remaining available, as may be limited by the borrowing base calculation. The 2017 Line of Credit borrowing base is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of inventory, less any outstanding loan balance on the 2017 Line of Credit. At November 30, 2020, the 2017 Line of Credit was not limited by the borrowing base calculation. Any unpaid principal amount borrowed on the 2017 Line of Credit accrues interest at a floating rate per annum equal to 1.00% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 4.25% per annum. The 2017 Line of Credit was most recently renewed on March 30, 2020. The 2017 Line of Credit matures on March 30, 2021 and requires monthly interest-only payments.

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

On February 13, 2019, the Company opened a $4,000,000 revolving line of credit (the “2019 Line of Credit”) with Bank Midwest in connection with bonding obligations for the Company’s performance of a large modular laboratory construction project. Funds under the 2019 Line of Credit will be undisbursed to the Company and will be held by Bank Midwest in connection with an Irrevocable Letter of Credit issued by Bank Midwest for the project. The 2019 Line of Credit accrues interest at a floating rate per annum equal to 1.00% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 4.25% per annum. The 2019 Line of Credit was recently renewed on February 2, 2021. The 2019 Line of Credit is payable upon demand by Bank Midwest. If no earlier demand is made, the unpaid principal and accrued interest will be payable in one payment, due on February 13, 2022. As of November 30, 2020, the funds on the 2019 Line of Credit remain undisbursed and are held by Bank Midwest. The Company expects to close the line when the project’s lien period closes later in fiscal 2021.

On April 20, 2020, the Company obtained a loan in the amount of $1,242,900 from Bank Midwest in connection with the U.S. Small Business Administration’s Paycheck Protection Program (the “PPP Loan”). The PPP Loan accrued interest at a rate per annum equal to 1.00% and was eligible to be used for payroll costs, employee benefits, rent, utilities and mortgage interest. The PPP Loan was unsecured. On November 4, 2020 complete forgiveness was granted from the U.S. Small Business Administration.

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

Compliance with Bank Midwest covenants is measured annually at November 30. The terms of the Bank Midwest loan agreements require the Company to maintain a minimum working capital ratio of 1.75, while maintaining a minimum of $5,100,000 of working capital. Additionally, a maximum debt to worth ratio of 1 to 1 must be maintained, with a minimum of 40% tangible balance sheet equity, with variations subject to mutual agreement. The Company is also required to maintain a minimum debt service coverage ratio of 1.25, with a 0.10 tolerance. The Company also must receive bank approval for purchases or sales of equipment over $100,000 annually and maintain reasonable salaries and owner compensation. The Company received the necessary approvals for purchases of equipment over $100,000 for the twelve months ended November 30, 2020. The Company was out of compliance with its debt service coverage ratio and minimum working capital requirements covenants in place under the Bank Midwest loans as of November 30, 2020. Bank Midwest issued a waiver forgiving the noncompliance, and in turn waived the event of default. The next measurement date is November 30, 2021.

On January 12, 2021 Bank Midwest amended the Company’s working capital requirement of maintaining a minimum working capital ratio of 1.75, while also maintaining $5,100,000 of working capital. The new covenant requires the Company to maintain a working capital requirement of $4,000,000 and drops the requirement to maintain a minimum working capital ratio of 1.75.

SBA Economic Injury Disaster Loans

On June 18, 2020, and again on June 24, 2020 the Company executed the standard loan documents required for securing loans offered by the U.S. Small Business Administration under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Two loans were executed on June 18, 2020 with principal amounts of $150,000 each, with a third loan being executed on June 24, 2020 with a principal amount of $150,000. Proceeds from these EIDLs are being used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue from the date of inception. Installment payments, including principal and interest, are due monthly beginning June 18, 2021 (twelve months from the date of the EIDLs) and June 24, 2021 in the amount of $731 per EIDL. The balance of principal and interest is payable 30 years from the date of the EIDL. The EIDLs are secured by a security interest on all of the Company’s assets. Each EIDL is governed by the terms of a separate Promissory Note, dated either June 18, 2020 or June 24, 2020, as applicable, entered into by the Company or the applicable subsidiary.

A summary of the Company’s term debt is as follows:

	November 30, 2020	November 30, 2019
Bank Midwest loan payable in monthly installments of $17,271 including interest at 5.00%, due October 1, 2037	$2,350,593	$2,435,993
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning June 18, 2021, due June 18, 2050	152,543	-
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning June 24, 2021, due June 24, 2050	152,450	-
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning June 18, 2021, due June 18, 2050	152,543	-
Total term debt	$2,808,129	$2,435,993
Less current portion of term debt	94,979	85,401
Term debt, excluding current portion	$2,713,150	$2,350,592

A summary of the minimum maturities of term debt follows for the years ending November 30:

Year	Amount
2021	$94,979
2022	104,026
2023	109,297
2024	114,499
2025	120,644
2026 and thereafter	2,264,684
$2,808,129

(10)	Related Party Transactions

During the 2020 and 2019 fiscal years, the Company did not recognize any revenues from transactions with a related party, and no amounts in accounts receivable balances were due from a related party. From time to time, the Company purchases various supplies from related parties, which are companies owned by J. Ward McConnell, Jr., the Vice Chairman of the Company’s Board of Directors. Marc McConnell, the Chairman of the Company’s Board of Directors also serves as President of these companies. J. Ward McConnell, Jr. as a shareholder owning more than 20% of the Company’s outstanding stock, was required to guarantee a portion of the Company’s term debt in accordance with the USDA guarantee on the Company’s term loan. J. Ward McConnell, Jr. is paid a monthly fee for his guarantee. In the 2020 fiscal year, the Company recognized $19,232 of expense for transactions with related parties, compared to $26,506 in the 2019 fiscal year. As of November 30, 2020, accrued expenses contained a balance of $1,464 owed to a related party compared to $1,517 on November 30, 2019.

(11)	Employee Benefit Plans

The Company sponsors a defined contribution 401(k) savings plan which covers substantially all full-time employees who meet eligibility requirements. Participating employees may contribute as salary reductions any amount of their compensation up to the limit prescribed by the Internal Revenue Code. The Company makes a 25% matching contribution to employees contributing a minimum of 4% of their compensation, up to 1% of eligible compensation. Effective January 1, 2021 the Company began making a 50% matching contribution up to 3% of eligible compensation. The Company recognized an expense of $32,464 and $36,253 related to this plan during the 2020 and 2019 fiscal years, respectively.

(12)	Equity Incentive Plan

The compensation cost charged against income was $247,645 and $195,416 for the 2020 and 2019 fiscal years, respectively. The total income tax deductions for share-based compensation arrangements were $176,435 and $122,022 for the 2020 and 2019 fiscal years, respectively. No compensation cost was capitalized as part of inventory or fixed assets.

On February 25, 2020, the Board of Directors of the Company (the “Board”) authorized and approved the Art’s-Way Manufacturing Co., Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan was approved by the stockholders on April 30, 2020. The 2020 Plan replaces the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan (the “2011 Plan”) and adds an additional 500,000 shares to the number of shares reserved for issuance pursuant to equity awards. No further awards will be made under the 2011 Plan or other prior plans. Awards to directors and executive officers under the 2020 Plan are governed by the forms of agreement approved by the Board of Directors. Stock options or other awards granted prior to February 25, 2020 are governed by the applicable prior plan and the forms of agreement adopted thereunder.

The 2020 Plan permits the plan administrator to award nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance awards, and stock appreciation rights to employees (including officers), directors, and consultants. The Board has approved a director compensation policy pursuant to which non-employee directors are automatically granted restricted stock awards of 1,000 shares of fully vested common stock annually or initially upon their election to the Board and another 1,000 shares of fully vested common stock on the last business day of each fiscal quarter. During the year ended November 30, 2020, restricted stock awards of 128,750 shares were issued to various employees, directors, and consultants, which vest over the next three years, and restricted stock awards of 25,000 shares were issued to directors as part of the director compensation policy, which vested immediately upon grant. In comparison, during fiscal 2019, restricted stock awards of 56,750 shares were issued to various employees, directors, and consultants, which vest over three years from the date of issuance, restricted stock awards of 9,000 shares were issued to various employees, which vested immediately upon grant, and restricted stock awards of 31,687 were issued to directors as part of the director compensation policy. During the 2020 fiscal year, 74,685 shares of restricted stock became unrestricted, 4,833 shares of restricted stock were forfeited, and the Company bought 16,255 shares back as treasury stock from employees to pay payroll tax on vested shares. During 2019 fiscal year, 32,600 shares of restricted stock became unrestricted, 1,400 shares of restricted stock were forfeited, and the Company bought 9,556 shares back as treasury stock from employees to pay payroll tax on vested shares.

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. The Company estimates the fair value of each stock-based option award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. No stock options were granted during the years ended November 30, 2020 or 2019. Stock compensation net of treasury shares repurchased for the year ended November 30, 2020 was $216,649 compared to $176,093 for the same period in fiscal 2019.

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

	2020	2019
Expected Volatility	-	-
Expected Dividend Yield	-	-
Expected Term (in years)	-	-
Risk-Free Rate	-	-

The following is a summary of activity under the plans as of November 30, 2020 and 2019, and changes during the years then ended:

2020 Option Activity
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options O/S at beginning of period	59,000	$6.07
Granted	-	$-
Exercised	-	$-		-
Options Expired or Forfeited	(23,000)	$5.56
Options O/S at end of Period	36,000	$6.40	2.57	-
Options Exercisable At end of the Period	36,000	$6.40	2.57	-

2019 Option Activity
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options O/S at beginning of period	59,000	$6.07
Granted	-	$-
Exercised	-	$-		-
Options Expired or Forfeited	-	$-
Options O/S at end of period	59,000	$6.07	2.86	-
Options Exercisable at end of the period	59,000	$6.07	2.86	-

No options were granted or vested during the 2020 or 2019 fiscal years. As of both November 30, 2020 and November 30, 2019, there were no non-vested options. As of November 30, 2020, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements under the plan related to stock options.

The Company received no cash from the exercise of options during the 2020 or 2019 fiscal years.

(13)	Income Taxes

Total income tax expense (benefit) for the 2020 and 2019 fiscal years consists of the following:

	November 30, 2020	November 30, 2019
Current expense (benefit)	$25,168	$4,392
Deferred expense (benefit)	(881,638)	(353,626)
Total income tax expense (benefit)	$(856,470)	$(349,234)

The reconciliation of the statutory Federal income tax rate is as follows:

	November 30, 2020	November 30, 2019
Statutory federal income tax rate	21.0%	21.0%
PPP Loan Forgiveness	8.8	-
Permanent differences and other	(0.9)	(1.3)
	28.9%	19.7%

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at November 30, 2020 and 2019 are presented as approximate amounts below:

	November 30
	2020	2019
Current deferred tax assets (liabilities):
Accrued expenses	$161,000	$100,000
Inventory capitalization	71,000	21,000
NOL and tax credit carryforward	1,695,000	1,182,000
Asset reserves	796,000	621,000
Total current deferred tax assets	$2,723,000	$1,924,000
Non-current deferred tax assets
Property, plant, and equipment	$(55,000)	$(138,000)
Total non-current deferred tax assets (liabilities)	(55,000)	(138,000)
Net deferred taxes	$2,668,000	$1,786,000

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company’s net operating loss amounting to approximately $7,479,000 and tax credit carryforward amounting to approximately $109,000 for its U.S. operations expire on November 30, 2036, 2037, 2038, 2039 and 2040. Management believes that the Company will be able to utilize the U.S. net operating losses and credits before their expiration.

(14)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At November 30, 2020 and November 30, 2019, the carrying amount approximated fair value for cash, accounts receivable, net investment in sales-type leases, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of these instruments. The fair value of the net investment in sales-type leases also approximates recorded value as that is based on discounting future cash flows at rates implicit in the lease. The rates implicit in the lease do not materially differ from current market rates. The fair value of the Company’s term loans payable also approximates recorded value because the interest rates charged under the loan terms are not substantially different from current interest rates.

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

Approximate financial information with respect to the reportable segments is as follows.

	Twelve Months Ended November 30, 2020
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$13,085,000	$6,993,000	$2,331,000	$22,409,000
Income (loss) from operations	$(2,318,000)	$(1,295,000)	$(297,000)	$(3,910,000)
Income (loss) before tax	$(1,723,000)	$(1,058,000)	$(179,000)	$(2,960,000)
Total Assets	$12,785,000	$3,310,000	$2,708,000	$18,803,000
Capital expenditures	$499,000	$146,000	$48,000	$693,000
Depreciation & Amortization	$481,000	$205,000	$132,000	$818,000

	Twelve Months Ended November 30, 2019
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$13,508,000	$7,260,000	$2,121,000	$22,889,000
Income (loss) from operations	$(1,599,000)	$208,000	$(106,000)	$(1,497,000)
Income (loss) before tax	$(1,843,000)	$220,000	$(146,000)	$(1,769,000)
Total Assets	$13,169,000	$3,584,000	$2,594,000	$19,347,000
Capital expenditures	$257,000	$147,000	$43,000	$447,000
Depreciation & Amortization	$503,000	$372,000	$129,000	$1,004,000

(17)	Subsequent Events

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements other than the change to the Company’s working capital covenant and the renewal of the 2019 Line of Credit, both discussed in Note 9 “Loan and Credit agreements” to our financial statements in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The persons serving as our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period subject to this report. Based on this evaluation, the persons serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of November 30, 2020. Our management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, including the persons serving as our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of November 30, 2020.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this report.

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

Management implemented new internal controls in the first quarter of the 2020 fiscal year to remediate this material weakness. All accounts payable are reviewed and signed off on by the general manager and Chief Financial Officer for accuracy and completeness on a monthly basis with particular scrutiny on unvouchered receipts. Any subcontract work received over $75,000 requires approval signatures from the Chief Financial Officer and general manager if an invoice is not present. These controls help prevent and detect material misstatements that could otherwise results from the estimation of subcontract work. These new internal controls are subject to continued management review supported by testing, as well as oversight by the Audit Committee of our Board of Directors. Based on testing that occurred in the 2020 fiscal year we concluded that this material weakness has been fully remediated.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except for the remediation of material weakness that was described previously.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. Directors, Executive Officers and corporate governance.

The information required by Item 10 is incorporated by reference to the sections entitled “Questions and Answers about the 2021 Annual Meeting and Voting,” “Election of Directors,” “Delinquent Section 16(a) Reports,” “Corporate Governance,” and “Executive Officers” in our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to the sections entitled “Executive Compensation” and “Director Compensation” in our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Principal Stockholders,” “Security Ownership of Directors and Management” and “Equity Compensation Plan Information” in our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and director independence.

The information required by Item 13 is incorporated by reference to the sections entitled “Corporate Governance” and “Certain Transactions and Business Relationships” in our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the section entitled “Independent Registered Public Accountant Firm” in our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders.

PART IV

Item 15.    Exhibits, FINANCIAL STATEMENT SCHEDULES.

(A)	Financial Statements. The following financial statements are included in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this report:

Report of Eide Bailly, LLP on Consolidated Financial Statements as of November 30, 2020 and 2019

Consolidated Balance Sheets as of November 30, 2020 and 2019

Consolidated Statements of Operations for each of the years ended November 30, 2020 and 2019

Consolidated Statements of Stockholders’ Equity for each of the years ended November 30, 2020 and 2019

Consolidated Statements of Cash Flows for each of the years ended November 30, 2020 and 2019

Notes to Consolidated Financial Statements

(B) Financial Statement Schedules.

Not applicable.

(C) Exhibits.

Exhibit No.	Description
3.1	Conformed Certificate of Incorporation of Art’s-Way Manufacturing Co., Inc. – filed herewith.
3.2	Conformed Bylaws of Art’s-Way Manufacturing Co., Inc.– filed herewith.
4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 – incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2019.
10.1*	Director Compensation Policy – incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2018.
10.2*	Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 3, 2011.
10.3*

Form of Incentive Stock Option Agreement under the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan – incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 3, 2011.

10.4*

Form of Nonqualified Stock Option Agreement under the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan – incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 3, 2011.

10.5*

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

10.7

Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 29, 2017.

10.8	Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated February 2, 2021 – filed herewith

10.9

Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated March 30, 2020 – incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2020.

10.10

Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated April 20, 2020 – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 22, 2020.

10.11

Commercial Guaranty, by Ohio Metal Working Products/Art’s-Way Inc., dated September 28, 2017 - incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 29, 2017

10.12	Commercial Guaranty, by Art’s-Way Scientific Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 29, 2017.
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

10.19

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

10.22

Promissory Note, between the Small Business Administration and Ohio Metal Working Products/Art’s-Way, dated June 18, 2020 – incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2020

10.23

Promissory Note, between the Small Business Administration and Art’s-Way Manufacturing Co., Inc., dated June 24, 2020 – incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2020.

10.24*

Employment Agreement between the Company and Michael Woods, dated February 1, 2020 – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2020.

10.25*	Offer Letter between the Company and David King, dated March 5, 2020 – incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 11, 2020.
10.26*

Employment Agreement between the Company and David A. King, effective March 30, 2020 – incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2020.

10.27*	Art’s-Way Manufacturing Co., Inc. 2020 Equity Incentive Plan – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2020.
10.28*	Form of Restricted Stock Agreement under 2020 Equity Incentive Plan – incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 4, 2020.
10.29*	Form of Restricted Stock Unit Agreement under 2020 Equity Incentive Plan – incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 4, 2020.
10.30*	Form of Incentive Stock Option Award under 2020 Equity Incentive Plan – incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 4, 2020.
10.31*	Form of Non-Qualified Option Award under 2020 Equity Incentive Plan – incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 4, 2020.
10.32*

Consulting Agreement, between the Carrie Gunnerson and Art’s-Way Manufacturing Co., Inc., dated July 22, 2020 – incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2020.

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
101

The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) Notes to the Consolidated Financial Statements.

(*) Indicates a management contract or compensatory plan or arrangement.

Item 16.      FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date:	February 9, 2021	/s/ David A. King
David A. King, President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below appoints DAVID A. KING his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 9, 2021	/s/ David A. King
David A. King, President and Chief Executive Officer

Date: February 9, 2021	/s/ Michael W. Woods
Michael W. Woods, Chief Financial Officer

Date: February 9, 2021	/s/ Marc H. McConnell
Marc H. McConnell, Chairman, Director

Date: February 9, 2021	/s/ J. Ward McConnell, Jr.
J. Ward McConnell, Jr., Vice Chairman, Director

Date: February 9, 2021	/s/ Thomas E. Buffamante
Thomas E. Buffamante, Director

Date: February 9, 2021	/s/ David R. Castle
David R. Castle, Director

Date: February 9, 2021	/s/ David A. White
David A. White, Director