Form 10-Q
period 2021-02-28
ARTS WAY MANUFACTURING CO INC
filed 2021-04-09
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2021

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 000-05131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

DELAWARE	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐ No ☒

Number of common shares outstanding as of April 1, 2021: 4,513,402

Art’s-Way Manufacturing Co., Inc.

Index

Page No.

PART I – FINANCIAL INFORMATION	1

PART II – OTHER INFORMATION	24

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	February 28, 2021	November 30, 2020
Assets
Current assets:
Cash	$3,890	$2,684
Accounts receivable-customers, net of allowance for doubtful accounts of $25,974 and $51,175 in 2021 and 2020, respectively	1,681,025	2,390,604
Inventories, net	7,902,244	7,762,400
Cost and profit in excess of billings	293,504	56,026
Net investment in sales-type leases, current	14,283	28,352
Other current assets	295,719	61,284
Total current assets	10,190,665	10,301,350
Property, plant, and equipment, net	5,222,809	5,218,662
Assets held for lease, net	521,555	521,555
Deferred income taxes	2,765,099	2,667,686
Other assets	81,642	93,760
Total assets	$18,781,770	$18,803,013
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,768,294	$1,955,404
Customer deposits	1,377,421	198,225
Billings in excess of cost and profit	115,784	276,226
Income taxes payable	5,000	1,100
Accrued expenses	1,198,185	1,279,312
Line of credit	1,875,530	2,359,530
Current portion of long-term debt	91,336	94,979
Total current liabilities	6,431,550	6,164,776
Long-term liabilities
Long-term portion of operating lease liabilities	15,874	18,342
Long-term debt, excluding current portion	2,699,081	2,713,150
Total liabilities	9,146,505	8,896,268
Commitments and Contingencies (Notes 7, 9 and 10)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2021 and 2020; issued and outstanding 0 shares in 2021 and 2020.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares; issued 4,563,504 and 4,470,004 at February 28, 2021 and November 30, 2020, respectively	45,635	44,700
Additional paid-in capital	3,557,362	3,496,243
Retained earnings	6,128,618	6,443,856
Treasury stock, at cost (40,667 in 2021 and 35,097 in 2020 shares)	(96,350)	(78,054)
Total stockholders’ equity	9,635,265	9,906,745
Total liabilities and stockholders’ equity	$18,781,770	$18,803,013

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	February 28, 2021	February 29, 2020
Sales	$5,400,572	$5,025,924
Cost of goods sold	4,357,894	4,048,762
Gross profit	1,042,678	977,162
Expenses:
Engineering	121,391	109,852
Selling	472,974	455,684
General and administrative	816,836	881,322
Total expenses	1,411,201	1,446,858
(Loss) from operations	(368,523)	(469,696)
Other income (expense):
Interest expense	(58,684)	(83,274)
Other	27,657	9,199
Total other income (expense)	(31,027)	(74,075)
Income (loss) before income taxes	(399,550)	(543,771)
Income tax (benefit)	(84,312)	(106,579)
Net Income (Loss)	(315,238)	(437,192)

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Stockholders' Equity
Three Months Ended February 28, 2021 and February 29, 2020
(Unaudited)

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2019	4,321,087	$43,211	$3,250,087	$8,547,342	18,842	$(47,058)	$11,793,582
Stock based compensation	53,750	537	37,043	-	10,517	(19,064)	18,516
Net (loss)	-	-	-	(437,192)	-	-	(437,192)
Balance, February 29, 2020	4,374,837	43,748	3,287,130	8,110,150	29,359	(66,122)	11,374,906

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2020	4,470,004	$44,700	$3,496,243	$6,443,856	35,097	$(78,054)	$9,906,745
Stock based compensation	93,500	935	61,119	-	5,570	(18,296)	43,758
Net (loss)	-	-	-	(315,238)	-	-	(315,238)
Balance, February 28, 2021	4,563,504	45,635	3,557,362	6,128,618	40,667	(96,350)	9,635,265

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	February 28, 2021	February 29, 2020
Cash flows from operations:
Net (loss)	$(315,238)	$(437,192)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Stock based compensation	62,054	37,580
Decrease in obsolete inventory reserves	(216,795)	(118,974)
Gain on disposal of property, plant, and equipment	(8,000)	(1,251)
Depreciation and amortization expense	161,107	227,456
Accrued interest on deferred debt payments	4,161	-
Change in allowance for doubtful accounts	25,201	10,215
Deferred income taxes	(97,413)	(125,253)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	684,378	(987,521)
Inventories	76,951	(416,948)
Net investment in sales-type leases	14,069	37,231
Other assets	(225,977)	(191,484)
Increase (decrease) in:
Accounts payable	(187,110)	349,256
Contracts in progress, net	(397,920)	559,252
Customer deposits	1,179,196	116,906
Income taxes payable	3,900	17,581
Accrued expenses	(81,262)	(36,982)
Net cash provided by (used in) operating activities	681,302	(960,128)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(163,927)	(267,141)
Net proceeds from sale of assets	8,000	1,251
Net cash used in investing activities	(155,927)	(265,890)
Cash flows from financing activities:
Net change in line of credit	(484,000)	1,266,000
Repayment of term debt	(21,873)	(20,776)
Repurchases of common stock	(18,296)	(19,064)
Net cash provided by (used in) financing activities	(524,169)	1,226,160
Net increase in cash	1,206	142
Cash at beginning of period	2,684	3,145
Cash at end of period	$3,890	$3,287

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$48,826	$77,238
Income taxes	-	1,093

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

2)	Summary of Significant Accounting Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020. The results of operations for the three months ended February 28, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2021.

Impact of COVID-19

The COVID-19 pandemic had little effect on the results of the first fiscal quarter of 2021. The Company did see signs of a strengthening economy in all three segments compared to fiscal 2020. The COVID-19 pandemic may continue to impact our business operations and financial operating results, and there is uncertainty in the nature and degree of its continued effects over time. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2 of this Form 10-Q) for further discussion.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Condensed Consolidated Statements of Cash Flows for the three months ended February 29, 2020, to identify the non-cash expense related to changes in the Company’s obsolete inventory reserve in the amount of $118,974. This change in classification does not affect previously reported cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three months ended February 28, 2021. Actual results could differ from those estimates.

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

Recently Issued Accounting Pronouncements

Recently Adopted Accounting Guidance

Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, “Leases (Topic 842),” which requires a lessee to recognize a right-of-use asset and a lease liability on its balance sheet for all leases with terms of twelve months or greater. The Company adopted this guidance for fiscal 2020 using the modified retrospective approach, including interim periods within that reporting period. Under the modified retrospective approach, the Company did not adjust prior comparative periods. The Company has a moderate amount of leasing activity mainly as the lessee of office equipment and as the lessor of modular rental buildings. As a result of adoption, the Company recognized $34,316 as a right-of-use asset and $34,316 of lease liabilities on the balance sheet in the first quarter of fiscal 2020 for office equipment it leases. The Company’s activity as a lessor will remain mostly unaffected by this guidance. The Company’s additional disclosures may include, but are not limited to:

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

Accounting Pronouncements Not Yet Adopted

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within the year of adoption. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt ASU 2016-13 in fiscal 2024. The Company does not expect the application of the CECL impairment model to have a significant impact on its allowance for uncollectible amounts for accounts receivable.

3)	Disaggregation of Revenue

The following table displays revenue by reportable segment from external customers, disaggregated by major source. The Company believes disaggregating by these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended February 28, 2021
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$2,777,000	$-	$-	$2,777,000
Farm equipment service parts	620,000	-	-	620,000
Steel cutting tools and inserts	-	-	606,000	606,000
Modular buildings	-	1,141,000	-	1,141,000
Modular building lease income	-	-	-	-
Other	103,000	150,000	4,000	257,000
	$3,500,000	$1,291,000	$610,000	$5,401,000

	Three Months Ended February 29, 2020
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$2,349,000	$-	$-	$2,349,000
Farm equipment service parts	532,000	-	-	532,000
Steel cutting tools and inserts	-	-	609,000	609,000
Modular buildings	-	1,271,000	-	1,271,000
Modular building lease income	-	156,000	-	156,000
Other	72,000	30,000	7,000	109,000
	$2,953,000	$1,457,000	$616,000	$5,026,000

4)	Contract Receivables, Contract Assets and Contract Liabilities

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers included on the Condensed Consolidated Balance Sheets.

	February 28, 2021	November 30, 2020
Receivables	$1,681,000	$2,391,000
Assets	294,000	56,000
Liabilities	1,458,000	276,000

The amount of revenue recognized in the first three months of fiscal 2021 that was included in a contract liability at November 30, 2020 was approximately $265,000 compared to $89,000 in the same period of fiscal 2020. The decrease in contract receivables at February 28, 2021 is due to collection of receivables in the first quarter of fiscal 2021. Contract assets and contract liabilities increased during the three months ended February 28, 2021 as the Company completed progress on construction contracts in the modular buildings segment and received a large amount of deposits from an early order program.

The Company utilizes the practical expedient exception for these contracts and will report only on performance obligations greater than one year. As of February 28, 2021, the Company has no performance obligations with an original expected duration greater than one year.

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

Basic and diluted net income (loss) per share have been computed based on the following as of February 28, 2021 and February 29, 2020:

	For the Twelve Months Ended
	February 28, 2021	February 29, 2020
Numerator for basic and diluted net income (loss) per share:

Net income (loss)	$(315,238)	$(437,192)

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	4,475,279	4,315,481
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	4,475,279	4,315,481

Net Income (Loss) per share - Basic:
Net Income (Loss) per share	$(0.07)	$(0.10)

Net Income (Loss) per share - Diluted:
Net Income (Loss) per share	$(0.07)	$(0.10)

6)	Inventory

Major classes of inventory are:

	February 28, 2021	November 30, 2020
Raw materials	$7,647,204	$7,086,367
Work in process	239,754	304,009
Finished goods	3,665,851	3,777,136
Total Gross Inventory	$11,552,809	$11,167,512
Less: Reserves	(3,650,565)	(3,405,112)
Net Inventory	$7,902,244	$7,762,400

7)	Accrued Expenses

Major components of accrued expenses are:

	February 28, 2021	November 30, 2020
Salaries, wages, and commissions	$683,180	$726,625
Accrued warranty expense	295,581	291,454
Other	219,424	261,233
	$1,198,185	$1,279,312

8)	Assets Held for Lease

Major components of assets held for lease are:

	February 28, 2021	November 30, 2020
Modular Buildings	$521,555	$521,555
Total assets held for lease	$521,555	$521,555

There were no rents recognized from assets held for lease included in sales on the Condensed Consolidated Statements of Operations during the three months ended February 28, 2021 compared to $155,508 for the three months ended February 29, 2020. Rents recognized in sales were related to the leasing of modular buildings as a part of the normal course of business operations of the Modular Buildings segment.

There were no future minimum lease receipts from assets held for lease as of February 28, 2021.

9)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. Product warranty is included in the price of the product and provides assurance that the product will function in accordance with agreed-upon specifications. It does not represent a separate performance obligation under ASC 606. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 7 “Accrued Expenses.” Changes in the Company’s product warranty liability for the three months ended February 28, 2021 and February 29, 2020 are as follows:

	For the Three Months Ended
	February 28, 2021	February 29, 2020
Balance, beginning	$291,454	$203,185
Settlements / adjustments	33,505	(28,576)
Warranties issued	(29,378)	64,624
Balance, ending	$295,581	$239,233

10)	Loan and Credit Agreements

The Company maintains two revolving lines of credit and one term loan with Bank Midwest. The Company also has three term loans with the U.S. Small Business Administration under the Economic Injury Disaster Loan program.

Bank Midwest Revolving Lines of Credit and Term Loan

The Company maintains a credit facility with Bank Midwest consisting of a $5,000,000 revolving line of credit (the “2017 Line of Credit”) used for working capital purposes, and a $2,600,000 term loan due October 1, 2037 (the “Term Loan”). On February 28, 2021, the balance of the 2017 Line of Credit was $1,875,530 with $3,124,470 remaining available, as may be limited by the borrowing base calculation. The 2017 Line of Credit borrowing base is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of inventory, less any outstanding loan balance on the 2017 Line of Credit. At February 28, 2021, the 2017 Line of Credit was limited by the borrowing base calculation to a total borrowing of $4,969,155 ($3,093,625 remaining available). Any unpaid principal amount borrowed on the 2017 Line of Credit accrues interest at a floating rate per annum equal to 1.00% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 4.25% per annum. The 2017 Line of Credit was most recently renewed on February 11, 2021. The 2017 Line of Credit matures on March 30, 2022 and requires monthly interest-only payments.

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

On February 13, 2019, the Company opened a $4,000,000 revolving line of credit (the “2019 Line of Credit”) with Bank Midwest in connection with bonding obligations for the Company’s performance of a large modular laboratory construction project. Funds under the 2019 Line of Credit will be undisbursed to the Company and will be held by Bank Midwest in connection with an Irrevocable Letter of Credit issued by Bank Midwest for the project. The 2019 Line of Credit accrues interest at a floating rate per annum equal to 1.00% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 4.25% per annum. The 2019 Line of Credit was most recently renewed on February 2, 2021. The 2019 Line of Credit is payable upon demand by Bank Midwest. If no earlier demand is made, the unpaid principal and accrued interest will be payable in one payment, due on February 13, 2022. As of February 28, 2021, the funds on the 2019 Line of Credit remain undisbursed and are held by Bank Midwest. The Company expects to close the 2019 Line of Credit in the second quarter of fiscal 2021 as the Company’s bonding obligations are met.

The Term Loan is governed by the terms of a Promissory Note, dated September 28, 2017, entered into between the Company and Bank Midwest. Each of the 2017 and 2019 Lines of Credit is governed by the terms of a Promissory Note, dated February 11, 2021 and February 2, 2021, respectively, entered into between the Company and Bank Midwest.

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

Compliance with Bank Midwest covenants is measured annually at November 30. A maximum debt to worth ratio of 1 to 1 must be maintained, with a minimum of 40% tangible balance sheet equity, with variations subject to mutual agreement. The Company is also required to maintain a minimum debt service coverage ratio of 1.25, with a 0.10 tolerance. The Company also must receive bank approval for purchases or sales of equipment over $100,000 annually and maintain reasonable salaries and owner compensation. The Company received the necessary approvals for purchases of equipment over $100,000 for the three months ended February 28, 2021. The Company was out of compliance with its debt service coverage ratio and the prior minimum working capital requirements covenants in place under the Bank Midwest loans as of November 30, 2020. Bank Midwest issued a waiver forgiving the noncompliance, and in turn waived the event of default. The next measurement date is November 30, 2021.

On January 12, 2021 Bank Midwest amended the Company’s working capital requirement of maintaining a minimum working capital ratio of 1.75, while also maintaining $5,100,000 of working capital. The new covenant requires the Company to maintain a working capital requirement of $4,000,000 and drops the requirement to maintain a minimum working capital ratio of 1.75. The $4,000,000 working capital level serves as a trigger point for Bank Midwest and the Company to continue discussion of capital raising strategies to support additional capital injection. This new covenant is measured monthly. As of February 28, 2021, the Company was not in compliance with the working capital covenant. On March 22, 2021, Bank Midwest issued a letter to the Company allowing correction of the noncompliance by May 31, 2021. If the Company fails to get back in compliance, a meeting will be conducted to review the Company’s strategy to get back into compliance with the covenant. The Company will be considered in default if the plan is not accepted by Bank Midwest or the Company is unable to remedy in the time granted by Bank Midwest.

SBA Economic Injury Disaster Loans

On June 18, 2020, and again on June 24, 2020 the Company executed the standard loan documents required for securing loans offered by the U.S. Small Business Administration under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Two loans were executed on June 18, 2020 with principal amounts of $150,000 each, with a third loan executed on June 24, 2020 with a principal amount of $150,000. Proceeds from these EIDLs are being used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue from the date of inception. Installment payments, including principal and interest, are due monthly, twelve months from the date of the EIDLs, in the amount of $731 per EIDL. The balance of principal and interest is payable 30 years from the date of the EIDL. The EIDLs are secured by a security interest on all of the Company’s assets. Each EIDL is governed by the terms of a separate Promissory Note, dated either June 18, 2020 or June 24, 2020, as applicable, entered into by the Company or the applicable subsidiary.

On March 11, 2021, the American Rescue Plan Act of 2021 was enacted, which extends the first due date for repayment of EIDLs made in 2020 to 24 months from the date of the note.

A summary of the Company’s term debt is as follows:

	February 28, 2021	November 30, 2020
Bank Midwest loan payable in monthly installments of $17,271 including interest at 5.00%, due October 1, 2037	$2,328,719	$2,350,593
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning June 18, 2022, due June 18, 2050	153,930	152,543
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning June 24, 2022, due June 24, 2050	153,838	152,450
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning June 18, 2022, due June 18, 2050	153,930	152,543
Total term debt	$2,790,417	$2,808,129
Less current portion of term debt	91,336	94,979
Term debt, excluding current portion	$2,699,081	$2,713,150

A summary of the minimum maturities of term debt follows for the years ending February 28, 2021:

Year	Amount
2021	$68,307
2022	98,275
2023	108,314
2024	113,474
2025	119,584
2026 and thereafter	2,282,463
$2,790,417

11)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.

12)	Related Party Transactions

During the three months ended February 28, 2021 and February 29, 2020, the Company did not recognize any revenues from transactions with a related party, and no amounts in accounts receivable balances were due from a related party. From time to time, the Company purchases various supplies from related parties, which are companies owned by J. Ward McConnell, Jr., the Vice Chairman of the Company’s Board of Directors. Marc McConnell, the Chairman of the Company’s Board of Directors, also serves as President of these companies. J. Ward McConnell, Jr., as a shareholder owning more than 20% of the Company’s outstanding stock, was required to guarantee a portion of the Company’s Term Loan in accordance with the USDA guarantee on the Company’s Term Loan. J. Ward McConnell, Jr. is paid a monthly fee for his guarantee. In the three months ended February 28, 2021, the Company recognized $4,669 of expense for transactions with related parties, compared to $4,588 for the three months ended February 29, 2020. As of February 28, 2021, accrued expenses contained a balance of $1,353 owed to a related party compared to $1,454 on February 29, 2020.

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

The components related to sales-type leases at February 28, 2021 and November 30, 2020 are as follows:

	February 28, 2021	November 30, 2020
Minimum lease receivable, current	$14,502	$29,002
Unearned interest income, current	(219)	(650)
Net investment in sales-type leases, current	$14,283	$28,352

There was no sales activity related to sales-type leases for the three months ended February 28, 2021 and February 29, 2020.

Future minimum lease receipts from sales-type leases are as follows:

Year Ending November 30,	Amount
2021	14,502
Total	$14,502

14)	Operating Leases

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

The components of operating leases on the Condensed Consolidated Balance Sheets at February 28, 2021 were as follows:

	February 28, 2021	November 30, 2020
Operating lease right-of-use assets	$25,545	27,879

Current portion of operating lease liabilities	$9,671	9,537
Long-term portion of operating lease liabilities	15,874	18,342
Total operating lease liabilities	$25,545	27,879

The Company included $25,545 of operating lease right-of-use assets in other assets as of February 28, 2021 compared to $27,879 at November 30, 2020. The current portion of operating lease liabilities of $9,671 was included in accrued expenses and $15,874 of long-term operating lease liabilities was included in the long-term liability portion of the Condensed Consolidated Balance Sheets as of February 28, 2021, compared to $9,537 and $18,342, respectively, as of November 30, 2020. The Company recorded $6,080 of operating lease costs in the three months ended February 28, 2021, which included variable costs tied to usage, compared to $8,151 for the three months ended February 29, 2020. The Company’s operating leases carry a weighted average lease term of 32 months and have a weighted average discount rate of 5.50%

Future maturities of operating lease liabilities are as follows:

Year Ending November 30,
2021	8,135
2022	10,847
2023	6,911
2024	1,630
Total lease payments	27,524
Less imputed interest	(1,979)
Total operating lease liabilities	25,545

15)	Equity Incentive Plan and Stock Based Compensation

On February 25, 2020, the Board of Directors of the Company (the “Board”) authorized and approved the Art’s-Way Manufacturing Co., Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan was approved by the stockholders on April 30, 2020. The 2020 Plan replaced the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan (the “2011 Plan”) and added an additional 500,000 shares to the number of shares reserved for issuance pursuant to equity awards. No further awards will be made under the 2011 Plan or other prior plans. Awards to directors and executive officers under the 2020 Plan are governed by the forms of agreement approved by the Board of Directors. Stock options or other awards granted prior to February 25, 2020 are governed by the applicable prior plan and the forms of agreement adopted thereunder.

The 2020 Plan permits the plan administrator to award nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance awards, and stock appreciation rights to employees (including officers), directors, and consultants. The Board has approved a director compensation policy pursuant to which non-employee directors are automatically granted restricted stock awards of 1,000 shares of fully vested common stock annually or initially upon their election to the Board and another 1,000 shares of fully vested common stock on the last business day of each fiscal quarter. During the three months ended February 28, 2021, restricted stock awards of 88,500 shares were issued to various employees and directors,, which vest over three years from the date of issuance, and restricted stock awards of 5,000 shares were issued to directors as part of the director compensation policy, which vested immediately upon grant. In comparison, during the first three months of fiscal 2020, restricted stock awards of 48,750 shares were issued to various employees and directors, which vest over three years from the date of issuance, and restricted stock awards of 5,000 shares were issued to directors as part of the director compensation policy, which vested immediately upon grant.

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. The Company estimates the fair value of each stock-based option award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. No stock options were granted during the three months ended February 28, 2021 or in the same respective period of fiscal 2020. The Company incurred a total of $62,054 and $37,580 of stock-based compensation expense for restricted stock awards during the three months ended February 28, 2021 and February 29, 2020, respectively. The Company repurchased 5,570 shares and 10,517 shares from employees in the form of treasury stock as consideration for payroll taxes paid on the employee’s behalf for the three months ended February 28, 2021 and February 29, 2020, respectively. Stock compensation net of treasury shares repurchased for the three months ended February 28, 2021 was $43,758 compared to $18,516, for the same period in fiscal 2020.

16)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At February 28, 2021 and November 30, 2020, the carrying amount approximated fair value for cash, accounts receivable, net investment in sales-type leases, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of these instruments. The fair value of the net investment in sales-type leases also approximates recorded value as that is based on discounting future cash flows at rates implicit in the lease. The rates implicit in the lease do not materially differ from current market rates. The fair value of the Company’s term loans payable also approximates recorded value because the interest rates charged under the loan terms are not substantially different from current interest rates.

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

Approximate financial information with respect to the reportable segments is as follows.

	Three Months Ended February 28, 2021
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$3,500,000	$1,291,000	$610,000	$5,401,000
Income (loss) from operations	$(198,000)	$(165,000)	$(6,000)	$(369,000)
Income (loss) before tax	$(212,000)	$(172,000)	$(16,000)	$(400,000)
Total Assets	$12,990,000	$3,171,000	$2,621,000	$18,782,000
Capital expenditures	$155,000	$9,000	$-	$164,000
Depreciation & Amortization	$99,000	$29,000	$33,000	$161,000

	Three Months Ended February 29, 2020
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$2,953,000	$1,457,000	$616,000	$5,026,000
Income (loss) from operations	$(435,000)	$6,000	$(41,000)	$(470,000)
Income (loss) before tax	$(498,000)	$6,000	$(52,000)	$(544,000)
Total Assets	$13,870,000	$4,373,000	$2,757,000	$21,000,000
Capital expenditures	$241,000	$26,000	$-	$267,000
Depreciation & Amortization	$126,000	$68,000	$33,000	$227,000

*The consolidated total in the tables is a sum of segment figures and may not tie to actual figures in the condensed consolidated financial statements due to rounding.

18)	Subsequent Events

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements, other than the enactment of the American Rescue Plan Act on March 11, 2021, which affects the first payment due date of the EIDLs as mentioned in Note 10.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “report”) and the audited consolidated financial statements and related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2020. Some of the statements in this report may be forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our warranty costs and order backlog; (ii) our beliefs regarding the sufficiency of working capital and cash flows; (iii) our expectation that we will continue to be able to renew or obtain financing on reasonable terms when necessary; (iv) the impact of recently issued accounting pronouncements; (v) our intentions and beliefs relating to our costs, business strategies, and future performance; (vi) our expected financial results; (vii) our expectations concerning our primary capital and cash flow needs; and (viii) our expectations regarding the impact of COVID-19 on our business condition and results of operations.

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

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of our financial statements as of February 28, 2021 remain unchanged from November 30, 2020. Disclosure of these critical accounting policies is incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2020.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for the three-month period ended February 28, 2021 were $5,401,000 compared to $5,026,000 during the same period in fiscal 2020, an increase of $375,000, or 7.5%. The increase in consolidated revenue is due to increased sales in our Agricultural Products segment. Consolidated gross margin for the three-month period ended February 28, 2021 was 19.3% compared to 19.4% for the same period in fiscal 2020.

Our first quarter sales in our Agricultural Products segment were $3,500,000 compared to $2,953,000 for the same period in fiscal 2020, an increase of $547,000, or 18.5%. The increase in revenue is due to increased demand for our grinder mixers, beet equipment and service parts. We had a very successful early order program last fall producing the strongest backlog we have seen in the last five years, setting us up for a strong first half of the year. We attribute the increased backlog to the government payments farmers received last year coupled with recent years of conservative spending during times of agriculture downturn. According to the USDA's Coronavirus Food Assistance Program data, over $13 billion in financial assistance has been given to agricultural producers in the U.S. to date. Gross margin for the three-month period ended February 28, 2021 was 25.2% compared to 19.3% for the same period in fiscal 2020. The increase in gross margin is due to an efficient workforce in 2021 as the result of continuous improvement projects along with strong demand for higher margin products in 2021. We do expect some margin erosion in 2021 as commodity prices (mainly steel) have been steadily rising. We have increased prices to attempt to offset these increased costs.

Our first quarter sales in our Modular Buildings segment were $1,291,000 compared to $1,457,000 for the same period in fiscal 2020, a decrease of $166,000, or 11.4%. Our decrease in revenue is due largely to the progress on a large construction contract that neared completion at the end of the first quarter of fiscal 2021. Quoting activity for modular buildings increased greatly during the first quarter of fiscal 2021 compared to activity during fiscal 2020. We believe this bodes well for this business segment going forward. Gross margin for the three-month period ended February 28, 2021 was 2.9% compared to 17.6% for the same period in fiscal 2020. The decrease in gross profit is due to margin erosion on a large construction contract as our estimated costs to complete the contract increased with unforeseen project issues.

Our Tools segment had sales of $610,000 during the first quarter compared to $616,000 for the same period in fiscal 2020, a decrease of $6,000, or 1.0%. While the sales volume for the first quarter of fiscal 2021 is comparative to that of the first quarter of fiscal 2020, we believe the potential of this segment will grow as gas prices increase and as we are fully able to handle the volume of our OEM customer. Gross margin was 20.2% for the three-month period ended February 28, 2021 compared to 24.5% for the same period in fiscal 2020. The decreased gross margin is due to increased OEM work in the first quarter of fiscal 2021, which has a lower margin than our other product lines; however, we do not pay commissions on OEM work like we do the rest of our product offering so there is a trade off in selling expense.

Expenses

Our first quarter consolidated selling expenses were $473,000 compared to $456,000 for the same period in fiscal 2020. The increase in selling expenses is due to increased wages from the addition of a product manager in the Agricultural Products segment and increased commissions as a result of the 18.5% increase in sales from the same segment. Selling expenses as a percentage of sales were 8.8% for the three-month period ended February 28, 2021 compared to 9.1% for the same period in fiscal 2020.

Consolidated engineering expenses were $121,000 for the three-month period ended February 28, 2021 compared to $110,000 from the same period in fiscal 2020. The increase is due to standard wage increases given in the later part of fiscal 2020 and research & development costs related to a landplane redesign. Engineering expenses as a percentage of sales were 2.2% for the three-month period ended February 28, 2021 compared to 2.2% for the same period in fiscal 2020.

Consolidated administrative expenses for the three-month period ended February 28, 2021 were $817,000 compared to $882,000 for the same period in fiscal 2020. The decrease in administrative expenses is due to recovery of bad debts, a decrease in expected bonus expense compared to fiscal 2020 and a reduction in implementation costs year on year from the Tools segment OEM customer. Administrative expenses as a percentage of sales were 15.1% for the three-month period ended February 28, 2021 compared to 17.5% for the same period in fiscal 2020.

Net Loss

Consolidated net loss was $(315,000) for the three-month period ended February 28, 2021 compared to net loss of $(437,000) for the same period in fiscal 2020. The decreased net loss is due to increased sales in our Agricultural Products segment and a decrease in our consolidated administrative costs. We are carrying strong backlogs into the second quarter in two of three segments and are expecting improved results for the second quarter of fiscal 2021.

Order Backlog

The consolidated order backlog net of discounts as of April 5, 2021 was $6,997,000 compared to $7,395,000 as of April 5, 2020. The agricultural products segment order backlog was $5,456,000 as of April 5, 2021 compared to $2,699,000 in fiscal 2020. While we did report an 18.5% increase in sales in fiscal Q1 of 2021 we are still carrying a backlog that is twice the size of last year’s backlog. The increase is due to increased farmer spending as a result of financial assistance received under coronavirus relief packages. The backlog for the modular buildings segment was $1,205,000 as of April 5, 2021, compared to $4,528,000 in fiscal 2020.  The decrease is due to progress made on a large contract that is not part of our typical year.  Excluding this project from backlog, our backlog would be $1,056,000 compared to $1,094,000 in fiscal 2020. The backlog for the tools segment was $336,000 as of April 5, 2021 compared to $168,000 in fiscal 2020. The increase in backlog for our tools segment is largely due to an OEM customer that has strengthened our business. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Potential Impact of COVID-19

While the COVID-19 pandemic had little effect on the first fiscal quarters of 2021 and 2020, we believe that there may be some lasting effects of the pandemic that can affect our operations going forward. From March 23, 2020 until May 18, 2020 the majority of our office staff in all three segments worked remotely with the exception of key operations support. At the height of the initial outbreak our workforce was down approximately 17% due to self-quarantine. By the end of May 2020 our entire workforce had returned, and operations have continued as normal with additional safety precautions in place. As COVID-19 cases began to rise in November 2020, we allowed employees that could perform their job functions remotely do so at their discretion. At this time approximately 4% of our office staff is working remote at least part-time and this has had minimal effect on how we operate as a business. We expect that by the end of March 2021 remote employees will return full time to the office. Future outbreaks could have a material effect on our operations, and we are taking precautions to mitigate the spread of COVID-19 including trying to organize mass vaccinations onsite. Workers in our Iowa facilities are eligible to receive the vaccine according to the state’s distribution plan and many employees have started to do so. A small portion of our Ohio facility’s workers have become eligible for the vaccine and have begun the vaccination process.

In our Agricultural Products segment, we did not experience any order cancellations; however, calls for new whole goods slowed significantly in the second quarter of fiscal 2020 and many dealers held off on the shipping or pickup of their completed units. Our sales levels were comparatively steady to the last few years in the third and fourth quarters of fiscal 2020 and we ultimately ended the year down 3.1% on sales. We had a very successful early order program to start 2021 which left us with backlogs higher than we have seen in the last five years. We attribute the large increase in backlog to stimulus payments that farmers received in 2020 along with conservative spending by farmers in 2020. This conservatism allowed farmers to retire debt in 2020 and increase spending in 2021.

Our Modular Buildings segment started fiscal 2020 with a more diverse backlog than we had at the beginning of fiscal 2019; however, we had some setbacks on site work as subcontractors were forced to quarantine after testing positive for COVID-19. Our workers were hesitant to travel during the pandemic and, as a result, we had some challenges completing site work in the third and fourth quarters of fiscal 2020. Because of COVID-19, many companies were also hesitant to enter into long-term contracts in fiscal 2020. As a result, our modular building rental fleet remained largely unused in fiscal 2020, which is evidenced by our decrease in lease revenue. Our quoting activity has picked up significantly in 2021 for both agricultural and research modular buildings and we believe there will be a lot of opportunity for this segment in 2021 as companies start spending again.

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

While our sales were affected in fiscal 2020 by the COVID-19 pandemic, government programs including the Paycheck Protection Program and Economic Injury Disaster Loan program helped protect our liquidity that may have otherwise been materially impacted. At the start of 2021, economic conditions improved in all three segments. In turn, we have seen rises in commodity prices (steel and lumber) driven by the current high demand for these products. In addition, our supplier lead times have increased providing new challenges in fulfilling our large backlog. Travel restrictions and border closures have not had a major impact on our ability to operate and achieve business goals. While we did minimize our travel in 2020 our operations were not materially affected by the inability to travel. Many trade shows shifted to online and some canceled altogether, however, our sales volumes were not significantly affected by the cancellation of these shows. As vaccinations continue to occur in 2021, we expect travel and trade show participation to pick up. We believe the worst of the economic hardship caused by COVID-19 has passed for us. We have built and improved our business over the last few years to help us better weather any economic storms that come our way.

Liquidity and Capital Resources

Our primary source of funds for the three months ended February 28, 2021 was cash generated by operating activities, including the collection of receivables and customer deposits related to cash deposit discounts offered on our early order program. Our primary uses of cash were related to the retirement of debt and progress on construction projects for our modular buildings segment. We expect our primary capital needs for the remainder of fiscal 2021 to relate to operating costs, primarily production costs, fulfillment of customer deposits, and the retirement of debt.

We have a $5,000,000 revolving line of credit with Bank Midwest that, as of February 28, 2021, had an outstanding principal balance of $1,875,530. This line of credit is scheduled to mature on March 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

The persons serving as our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period subject to this report. Based on this evaluation, the persons serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of February 28, 2021. Our management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not a party to any material pending legal proceedings.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents the information with respect to purchases made by us of our common stock during the first quarter of fiscal 2021:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
December 1 to December 31, 2020	-	$-	N/A	N/A
January 1 to January 31, 2021	-	$-	N/A	N/A
February 1 to February 28, 2021	5,570	$3.28	N/A	N/A
Total	5,570	$3.28

(1) Reflects shares withheld pursuant to the terms of restricted stock awards under our 2020 Plan to offset tax withholding obligations that occur upon vesting and release of shares. The value of the shares withheld is the closing price of our common stock on the date the relevant transaction occurs.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Line of Credit Renewals

Effective February 2, 2021, we renewed our $4,000,000 revolving line of credit with Bank Midwest. The revolving line of credit is payable upon demand by Bank Midwest. If no earlier demand is made, the unpaid principal and accrued interest will be payable in one payment, due on February 13, 2022. The updated Promissory Note with Bank Midwest is included as Exhibit 10.1 hereto and is incorporated herein by reference.

Effective February 11, 2021, we renewed our $5,000,000 revolving line of credit with Bank Midwest. The revolving line of credit matures on March 30, 2022 and requires monthly interest-only payments. The updated Promissory Note with Bank Midwest is included as Exhibit 10.2 hereto and is incorporated herein by reference.

Item 6.	Exhibits.

Exhibit No.	Description
10.1

Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated February 2, 2021 – incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ending November 30, 2020.

10.2	Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated February 11, 2021 – filed herewith.
31.1	Certificate of Chief Executive Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
31.2	Certificate of Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
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

ART’S-WAY MANUFACTURING CO., INC.

Date: April 9, 2021	By:	/s/ David A. King
David A. King
President and Chief Executive Officer

Date: April 9, 2021	By:	/s/ Michael W. Woods
Michael W. Woods
Chief Financial Officer