Form 10-Q
period 2021-05-31
ARTS WAY MANUFACTURING CO INC
filed 2021-07-12
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2021

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 000-05131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

DELAWARE	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of common shares outstanding as of July 1, 2021: 4,528,972

Art’s-Way Manufacturing Co., Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	May 31, 2021	November 30, 2020
Assets
Current assets:
Cash	$5,218	$2,684
Accounts receivable-customers, net of allowance for doubtful accounts of $41,236 and $51,175 in 2021 and 2020, respectively	2,404,896	2,390,604
Inventories, net	8,996,261	7,762,400
Cost and profit in excess of billings	286,834	56,026
Net investment in sales-type leases, current	11,117	28,352
Other current assets	345,881	61,284
Total current assets	12,050,207	10,301,350
Property, plant, and equipment, net	5,232,017	5,218,662
Assets held for lease, net	521,555	521,555
Deferred income taxes	2,741,878	2,667,686
Other assets	124,603	93,760
Total assets	$20,670,260	$18,803,013
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,678,597	$1,955,404
Customer deposits	985,210	198,225
Billings in excess of cost and profit	160,236	276,226
Income taxes payable	5,000	1,100
Accrued expenses	1,166,661	1,279,312
Line of credit	4,088,530	2,359,530
Current portion of long-term debt	92,470	94,979
Total current liabilities	8,176,704	6,164,776
Long-term liabilities
Long-term portion of finance lease liabilities	6,111	-
Long-term portion of operating lease liabilities	41,444	18,342
Long-term debt, excluding current portion	2,679,076	2,713,150
Total liabilities	10,903,335	8,896,268
Commitments and Contingencies (Notes 7, 9 and 10)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2021 and 2020; issued and outstanding 0 shares in 2021 and 2020.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares, issued 4,573,504 and 4,470,004 at May 31, 2021 and November 30, 2020, respectively	45,735	44,700
Additional paid-in capital	3,637,007	3,496,243
Retained earnings	6,192,708	6,443,856
Treasury stock, at cost (44,532 in 2021 and 35,097 in 2020 shares)	(108,525)	(78,054)
Total stockholders’ equity	9,766,925	9,906,745
Total liabilities and stockholders’ equity	$20,670,260	$18,803,013

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Sales	$5,710,228	$5,445,732	$11,110,800	$10,471,656
Cost of goods sold	3,988,170	4,451,016	8,346,063	8,499,779
Gross profit	1,722,058	994,716	2,764,737	1,971,877
Expenses:
Engineering	122,127	122,593	243,518	232,445
Selling	543,958	401,224	1,016,933	856,908
General and administrative	907,192	1,395,515	1,724,028	2,276,837
Total expenses	1,573,277	1,919,332	2,984,479	3,366,190
Income (Loss) from operations	148,781	(924,616)	(219,742)	(1,394,313)
Other income (expense):
Interest expense	(74,787)	(77,246)	(133,471)	(160,520)
Other	6,984	4,698	34,642	13,897
Total other income (expense)	(67,803)	(72,548)	(98,829)	(146,623)
Income (Loss) before income taxes	80,978	(997,164)	(318,571)	(1,540,936)
Income tax expense (benefit)	16,888	(195,444)	(67,423)	(302,023)
Net Income (Loss)	64,090	(801,720)	(251,148)	(1,238,913)

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Statements of Stockholders' Equity

Six Months Ended May 31, 2021 and May 31, 2020

(Unaudited)

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2019	4,321,087	$43,211	$3,250,087	$8,547,342	18,842	$(47,058)	$11,793,582
Stock based compensation	143,750	1,437	151,315	-	14,471	(26,536)	126,216
Net (loss)	-	-	-	(1,238,913)	-	-	(1,238,913)
Balance, May 31, 2020	4,464,837	44,648	3,401,402	7,308,429	33,313	(73,594)	10,680,885

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2020	4,470,004	$44,700	$3,496,243	$6,443,856	35,097	$(78,054)	$9,906,745
Stock based compensation	103,500	1,035	140,764	-	9,435	(30,471)	111,328
Net (loss)	-	-	-	(251,148)	-	-	(251,148)
Balance, May 31, 2021	4,573,504	45,735	3,637,007	6,192,708	44,532	(108,525)	9,766,925

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	May 31, 2021	May 31, 2020
Cash flows from operations:
Net (loss)	$(251,148)	$(1,238,913)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Stock based compensation	141,799	152,752
Decrease in obsolete inventory reserves	(144,933)	(191,997)
Gain on disposal of property, plant, and equipment	(7,998)	8,306
Depreciation and amortization expense	308,267	459,436
Accrued interest on deferred debt payments	8,416	-
Change in allowance for doubtful accounts	9,939	10,478
Deferred income taxes	(74,192)	(332,417)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(24,231)	(483,894)
Inventories	(1,088,928)	(562,207)
Net investment in sales-type leases	17,235	76,180
Other assets	(284,598)	(142,341)
Increase (decrease) in:
Accounts payable	(276,807)	(8,121)
Contracts in progress, net	(346,797)	744,382
Customer deposits	786,985	119,949
Income taxes payable	3,900	-
Accrued expenses	(116,948)	69,630
Net cash (used in) operating activities	(1,340,039)	(1,318,777)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(318,958)	(412,294)
Net proceeds from sale of assets	8,000	5,000
Net cash used in investing activities	(310,958)	(407,294)
Cash flows from financing activities:
Net change in line of credit	1,729,000	552,000
Proceeds from term debt	-	1,242,900
Repayment of term debt	(44,998)	(42,490)
Repurchases of common stock	(30,471)	(26,536)
Net cash provided by financing activities	1,653,531	1,725,874
Net increase in cash	2,534	(197)
Cash at beginning of period	2,684	3,145
Cash at end of period	$5,218	$2,948

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$110,180	$138,280
Income taxes	2,869	30,394

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

2)	Summary of Significant Accounting Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020. The results of operations for the three and six months ended May 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2021.

Impact of COVID-19

The COVID-19 pandemic created some new challenges for the Company through the first half of fiscal 2021. The Company has experienced results consistent with that of a strengthening economy including increased demand in all three segments compared to fiscal 2020. With increased demand, material prices have been skyrocketing, while labor availability has been scarce. These factors will be a challenge for the Company as it works to fulfill its strong backlog over the remainder of fiscal 2021. The COVID-19 pandemic may continue to impact the Company’s business operations and financial operating results and there is uncertainty in the nature and degree of its continued effects over time. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2 of this Form 10-Q) for further discussion.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Condensed Consolidated Statements of Cash Flows for the six months ended May 31, 2020, to identify the non-cash expense related to changes in the Company’s obsolete inventory reserve in the amount of $191,997. This change in classification does not affect previously reported cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three and six months ended May 31, 2021. Actual results could differ from those estimates.

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

The Company’s returns policy allows for new and saleable parts to be returned, subject to inspection and a restocking charge, which is included in net sales. Whole goods are not returnable. Shipping costs charged to customers are included in net sales. Freight costs incurred are included in cost of goods sold. Customer deposits consist of advance payments from customers, in the form of cash, for revenue to be recognized in future periods.

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

Accounting Pronouncements Not Yet Adopted

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022 for smaller reporting entities, including interim periods within the year of adoption. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt ASU 2016-13 in fiscal 2024. The Company does not expect the application of the CECL impairment model to have a significant impact on its allowance for uncollectible amounts for accounts receivable.

3)	Disaggregation of Revenue

The following table displays revenue by reportable segment from external customers, disaggregated by major source. The Company believes disaggregating by these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended May 31, 2021
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$3,115,000	$-	$-	$3,115,000
Farm equipment service parts	659,000	-	-	659,000
Steel cutting tools and inserts	-	-	652,000	652,000
Modular buildings	-	1,177,000	-	1,177,000
Modular building lease income	-	-	-	-
Other	84,000	17,000	6,000	107,000
	$3,858,000	$1,194,000	$658,000	$5,710,000

	Three Months Ended May 31, 2020
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$2,299,000	$-	$-	$2,299,000
Farm equipment service parts	669,000	-	-	669,000
Steel cutting tools and inserts	-	-	570,000	570,000
Modular buildings	-	1,633,000	-	1,633,000
Modular building lease income	-	163,000		163,000
Other	103,000	3,000	6,000	112,000
	$3,071,000	$1,799,000	$576,000	$5,446,000

	Six Months Ended May 31, 2021
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$5,892,000	$-	$-	$5,892,000
Farm equipment service parts	1,278,000	-	-	1,278,000
Steel cutting tools and inserts	-	-	1,259,000	1,259,000
Modular buildings	-	2,317,000	-	2,317,000
Modular building lease income	-	-	-	-
Other	187,000	168,000	10,000	365,000
	$7,357,000	$2,485,000	$1,269,000	$11,111,000

	Six Months Ended May 31, 2020
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$4,647,000	$-	$-	$4,647,000
Farm equipment service parts	1,200,000	-	-	1,200,000
Steel cutting tools and inserts	-	-	1,179,000	1,179,000
Modular buildings	-	2,884,000	-	2,884,000
Modular building lease income	-	318,000	-	318,000
Other	176,000	54,000	14,000	244,000
	$6,023,000	$3,256,000	$1,193,000	$10,472,000

4)	Contract Receivables, Contract Assets and Contract Liabilities

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers included on the Condensed Consolidated Balance Sheets.

	May 31, 2021	November 30, 2020
Receivables	$2,405,000	$2,391,000
Assets	287,000	56,000
Liabilities	1,015,000	276,000

The amount of revenue recognized in the first six months of fiscal 2021 that was included in a contract liability on November 30, 2020 was approximately $276,000 compared to $89,000 in the same period of fiscal 2020. Contract receivables remained comparable to the Company’s fiscal year end on May 31, 2021 due to steady demand and shipment of the Company’s products through the first six months of fiscal 2021. Contract assets increased during the six months ended May 31, 2021 as costs in contract exceeded billings on projects in progress in the Modular Buildings segment. Contract liabilities increased during the six months ended May 31, 2021 as the Company completed progress on construction contracts in the Modular Buildings segment and received deposits on equipment in the Agricultural Products segment.

The Company utilizes the practical expedient exception for these contracts and will report only on performance obligations greater than one year. As of May 31, 2021, the Company has no performance obligations with an original expected duration greater than one year.

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

Basic and diluted net income (loss) per share have been computed based on the following as of May 31, 2021, and May 31, 2020:

	For the Three Months Ended
	May 31, 2021	May 31, 2020
Numerator for basic and diluted net income (loss) per share:

Net income (loss)	$64,090	$(801,720)

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	4,522,514	4,401,754
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	4,522,514	4,401,754

Net Income (Loss) per share - Basic:
Net Income (Loss) per share	$0.01	$(0.18)

Net Income (Loss) per share - Diluted:
Net Income (Loss) per share	$0.01	$(0.18)

	For the Six Months Ended
	May 31, 2021	May 31, 2020
Numerator for basic and diluted net income (loss) per share:

Net income (loss)	$(251,148)	$(1,238,913)

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	4,498,687	4,358,982
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	4,498,687	4,358,982

Net Income (Loss) per share - Basic:
Net Income (Loss) per share	$(0.06)	$(0.28)

Net Income (Loss) per share - Diluted:
Net Income (Loss) per share	$(0.06)	$(0.28)

6)	Inventory

Major classes of inventory are:

	May 31, 2021	November 30, 2020
Raw materials	$8,737,075	$7,086,367
Work in process	280,389	304,009
Finished goods	3,841,124	3,777,136
Total Gross Inventory	$12,858,588	$11,167,512
Less: Reserves	(3,862,327)	(3,405,112)
Net Inventory	$8,996,261	$7,762,400

7)	Accrued Expenses

Major components of accrued expenses are:

	May 31, 2021	November 30, 2020
Salaries, wages, and commissions	$614,764	$726,625
Accrued warranty expense	267,500	291,454
Other	284,397	261,233
	$1,166,661	$1,279,312

8)	Assets Held for Lease

Major components of assets held for lease are:

	May 31, 2021	November 30, 2020
Modular Buildings	$521,555	$521,555
Total assets held for lease	$521,555	$521,555

There were no rents recognized from assets held for lease included in sales on the Condensed Consolidated Statements of Operations during the three and six months ended May 31, 2021, compared to $162,719 and $318,227 for the three and six months ended May 31, 2020, respectively. Rents recognized in sales were related to the leasing of modular buildings as a part of the normal course of business operations of the Modular Buildings segment.

There were no future minimum lease receipts from assets held for lease as of May 31, 2021.

9)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. Product warranty is included in the price of the product and provides assurance that the product will function in accordance with agreed-upon specifications. It does not represent a separate performance obligation under ASC 606. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 7 “Accrued Expenses.” Changes in the Company’s product warranty liability for the three and six months ended May 31, 2021 and May 31, 2020 are as follows:

	For the Three Months Ended
	May 31, 2021	May 31, 2020
Balance, beginning	$295,581	$239,233
Settlements / adjustments	(72,888)	(37,146)
Warranties issued	44,807	66,146
Balance, ending	$267,500	$268,233

	For the Six Months Ended
	May 31, 2021	May 31, 2020
Balance, beginning	$291,454	$203,185
Settlements / adjustments	(102,267)	(65,722)
Warranties issued	78,313	130,770
Balance, ending	$267,500	$268,233

10)	Loan and Credit Agreements

The Company maintains two revolving lines of credit and one term loan with Bank Midwest. The Company also has three term loans with the U.S. Small Business Administration under the Economic Injury Disaster Loan program.

Bank Midwest Revolving Lines of Credit and Term Loan

The Company maintains a credit facility with Bank Midwest consisting of a $5,000,000 revolving line of credit (the “2017 Line of Credit”) used for working capital purposes, and a $2,600,000 term loan due October 1, 2037 (the “Term Loan”). On May 31, 2021, the balance of the 2017 Line of Credit was $4,088,530 with $911,470 remaining available, as may be limited by the borrowing base calculation. The 2017 Line of Credit borrowing base is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of inventory, less any outstanding loan balance on the 2017 Line of Credit. On May 31, 2021, the 2017 Line of Credit was not limited by the borrowing base calculation. Any unpaid principal amount borrowed on the 2017 Line of Credit accrues interest at a floating rate per annum equal to 1.00% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.75% per annum and the current interest rate is 4.75% per annum. The 2017 Line of Credit was most recently renewed on February 11, 2021. The 2017 Line of Credit matures on March 30, 2022 and requires monthly interest-only payments.

The Term Loan accrues interest at a rate of 5.00% for the first sixty months. Thereafter, the Term Loan will accrue interest at a floating rate per annum equal to 0.75% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.15% per annum and the interest rate may only be adjusted by Bank Midwest once every five years. Monthly payments of $17,271 for principal and interest are required. The Term Loan is also guaranteed by the United States Department of Agriculture (“USDA”), which required an upfront guarantee fee of $62,400 and requires an annual fee of 0.5% of the unpaid balance. As part of the USDA guarantee requirements, shareholders owning more than 20% are required to personally guarantee a portion of the Term Loan, in an amount equal to their stock ownership percentage. J. Ward McConnell, Jr., the former Vice Chairman of the Board of Directors and a shareholder owning more than 20% of the Company’s outstanding stock, guaranteed approximately 38% of the Term Loan, for an annual fee of 2% of the personally guaranteed amount. J. Ward McConnell, Jr. passed away on May 31, 2021, and his shares are currently held in trust. The USDA will require any shareholders owning 20% once the trust assets are distributed to guarantee a portion of the Term Loan. The initial guarantee fee will be amortized over the life of the Term Loan, and the annual fees and personally guaranteed amounts are expensed monthly.

On February 13, 2019, the Company opened a $4,000,000 revolving line of credit (the “2019 Line of Credit”) with Bank Midwest in connection with bonding obligations for the Company’s performance of a large modular laboratory construction project. Funds under the 2019 Line of Credit will be undisbursed to the Company and will be held by Bank Midwest in connection with an Irrevocable Letter of Credit issued by Bank Midwest for the project. The 2019 Line of Credit accrues interest at a floating rate per annum equal to 1.00% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 4.75% per annum. The 2019 Line of Credit was most recently renewed on February 2, 2021. The 2019 Line of Credit is payable upon demand by Bank Midwest. If no earlier demand is made, the unpaid principal and accrued interest will be payable in one payment, due on February 13, 2022. As of May 31, 2021, the funds on the 2019 Line of Credit remain undisbursed and are held by Bank Midwest. The Company expects to close the 2019 Line of Credit in the second half of fiscal 2021 as the Company’s bonding obligations are met.

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

Compliance with Bank Midwest covenants is measured annually on November 30. A maximum debt to worth ratio of 1 to 1 must be maintained, with a minimum of 40% tangible balance sheet equity, with variations subject to mutual agreement. The Company is also required to maintain a minimum debt service coverage ratio of 1.25, with a 0.10 tolerance. The Company also must receive bank approval for purchases or sales of equipment over $100,000 annually and maintain reasonable salaries and owner compensation. The Company received the necessary approvals for purchases of equipment over $100,000 for the six months ended May 31, 2021. The Company was out of compliance with its debt service coverage ratio and the prior minimum working capital requirements covenants in place under the Bank Midwest loans as of November 30, 2020. Bank Midwest issued a waiver forgiving the noncompliance, and in turn waived the event of default. The next measurement date is November 30, 2021.

On January 12, 2021, Bank Midwest amended the Company’s working capital requirement of maintaining a minimum working capital ratio of 1.75, while also maintaining $5,100,000 of working capital. The new covenant requires the Company to maintain a working capital requirement of $4,000,000 and drops the requirement to maintain a minimum working capital ratio of 1.75. The $4,000,000 working capital level serves as a trigger point for Bank Midwest and the Company to continue discussion of capital raising strategies to support additional capital injection. This new covenant is measured monthly. As of February 28, 2021, the Company was out of compliance with the working capital covenant by $240,885. On March 22, 2021, Bank Midwest issued a letter to the Company allowing correction of the noncompliance by May 31, 2021. As of May 31, 2021, the Company was out of compliance with the working capital requirement by $126,496, which triggered communication with Bank Midwest to evaluate the Company’s strategy to get back into compliance with the covenant. The Company and Bank Midwest determined that the Company’s strategy to utilize additional funds available under the Economic Injury Disaster Loans (“EIDL”) was acceptable. On May 31, 2021, the Company had $1,050,000 of Economic Injury Disaster Loans (“EIDL”) pending with the U.S. Small Business Administration (“SBA”), which, once received, are expected to put the Company back in compliance.

SBA Economic Injury Disaster Loans

On June 18, 2020, and again on June 24, 2020, the Company executed the standard loan documents required for securing loans offered by the SBA under its EIDL assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Two loans were executed on June 18, 2020, with principal amounts of $150,000 each, with a third loan executed on June 24, 2020, with a principal amount of $150,000. Proceeds from these EIDLs are being used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue from the date of inception. Installment payments, including principal and interest, are due monthly, twelve months from the date of the EIDLs, in the amount of $731 per EIDL. The balance of principal and interest is payable 30 years from the date of the EIDL. The EIDLs are secured by a security interest on all of the Company’s assets. Each EIDL is governed by the terms of a separate Promissory Note, dated either June 18, 2020, or June 24, 2020, as applicable, entered into by the Company or the applicable subsidiary.

On March 11, 2021, the American Rescue Plan Act of 2021 was enacted, which extends the first due date for repayment of EIDLs made in 2020 to 24 months from the date of the note. This act also increased the maximum loan amount from $150,000 to $500,000 per entity. The Company has requested increases up to the maximum of $500,000 for all three segments.

A summary of the Company’s term debt is as follows:

	May 31, 2021	November 30, 2020
Bank Midwest loan payable in monthly installments of $17,271 including interest at 5.00%, due October 1, 2037	$2,305,595	$2,350,593
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning June 18, 2022, due June 18, 2050	155,348	152,543
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning June 24, 2022, due June 24, 2050	155,255	152,450
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning June 18, 2022, due June 18, 2050	155,348	152,543
Total term debt	$2,771,546	$2,808,129
Less current portion of term debt	92,470	94,979
Term debt, excluding current portion	$2,679,076	$2,713,150

A summary of the minimum maturities of term debt follows for the years ending November 30, 2021:

Year	Amount
2021	$45,183
2022	99,867
2023	108,300
2024	113,460
2025	119,569
2026 and thereafter	2,285,167
$2,771,546

11)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.

12)	Related Party Transactions

During the three and six months ended May 31, 2021, and May 31, 2020, the Company did not recognize any revenues from transactions with a related party, and no amounts in accounts receivable balances were due from a related party. From time to time, the Company purchases various supplies from related parties, which are companies owned by the late J. Ward McConnell, Jr., the former Vice Chairman of the Company’s Board of Directors and father to Marc McConnell, the Chairman of the Company’s Board of Directors, who also serves as President of these companies. J. Ward McConnell, Jr., as a shareholder owning more than 20% of the Company’s outstanding stock, was required to guarantee a portion of the Company’s Term Loan in accordance with the USDA guarantee on the Company’s Term Loan. J. Ward McConnell, Jr. was paid a monthly fee for his guarantee. In the three and six months ended May 31, 2021, the Company recognized $7,992 and $12,661 of expense for transactions with related parties, respectively, compared to $5,314 and $9,902 for the three and six months ended May 31, 2020. As of May 31, 2021, accrued expenses contained a balance of $1,483 owed to a related party compared to $1,540 on May 31, 2020.

13)	Leases

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

The components related to sales-type leases on May 31, 2021, and November 30, 2020, are as follows:

	May 31, 2021	November 30, 2020
Minimum lease receivable, current	$11,117	$29,002
Unearned interest income, current	-	(650)
Net investment in sales-type leases, current	$11,117	$28,352

There was no sales activity related to sales-type leases for the three and six months ended May 31, 2021, and May 31, 2020.

Future minimum lease receipts from sales-type leases are as follows:

Year Ending November 30,	Amount
2021	$11,117
Total	$11,117

The Company determines if an arrangement is a lease at inception of a contract. The nature of the Company’s finance and operating leases at this time are office equipment, mainly copiers, with terms of 12 to 60 months. Finance and operating leases are included in other assets as finance or operating lease right-of-use (“ROU”) assets on the Condensed Consolidated Balance Sheets while current lease liabilities are included accrued expenses. The long-term portion of finance and operating lease liabilities are shown as long-term liabilities on the Condensed Consolidated Balance Sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Finance and operating lease ROU assets and liabilities are recognized at the commencement date based on the present value payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. For operating leases, lease expense for lease payments is recognized on a straight-line basis over the lease term. For finance leases, the ROU asset is amortized on a straight-basis over the shorter of the useful life or lease term and interest expense is recorded using the effective interest method.

The Company has copier lease agreements with lease and non-lease components and has elected the practical expedient not to separate lease and non-lease components for this asset class. The Company has also elected not to recognize lease liabilities and ROU assets for short-term leases. The Company recognizes variable costs that depend on usage in profit or loss as they are incurred.

The components of operating leases on the Condensed Consolidated Balance Sheets on May 31, 2021 are as follows:

	May 31, 2021	November 30, 2020
Operating lease right-of-use assets	$53,983	$27,879

Current portion of operating lease liabilities	$12,539	$9,537
Long-term portion of operating lease liabilities	41,444	18,342
Total operating lease liabilities	$53,983	$27,879

The components of finance leases on the Condensed Consolidated Balance Sheets on May 31, 2021 are as follows:

May 31, 2021
Finance lease right-of-use assets (net of amortization)	$7,392

Current portion of finance lease liabilities	$1,296
Long-term portion of finance lease liabilities	6,111
Total finance lease liabilities	$7,407

The Company included $53,983 of operating and $7,392 of finance lease right-of-use assets net of amortization in other assets on May 31, 2021, compared to $27,879 and $0, on November 30, 2020, respectively. Current portion of operating lease liabilities of $12,539 and $1,296 of finance lease liabilities were included in accrued expenses on May 31, 2021 compared to $9,537 and $0 on November 30, 2020, respectively. $41,444 of long-term operating lease liabilities and $6,111 of long-term finance lease liabilities were included in the long-term liability portion of the Condensed Consolidated Balance Sheets as of May 31, 2021, compared to $18,342 and $0, respectively, on November 30, 2020. The Company recorded $5,909 and $11,989 of operating lease costs in the three and six months ended May 31, 2021, respectively, which included variable costs tied to usage, compared to $5,481 and $13,632 for the three and six months ended May 31, 2020. The Company recorded $119 of amortization and $30 of interest expense in the three and six months ended May 31, 2021 compared to $0 for the same periods of fiscal 2021. The Company’s operating leases carry a weighted average lease term of 54 months and have a weighted average discount rate of 5.50%. The Company’s finance lease carries a lease term of 62 months and uses a discount rate of 4.75%.

Future maturities of operating lease liabilities are as follows:

Year Ending November 30,
2021	$7,457
2022	14,914
2023	12,344
2024	11,162
2025	9,532
2026 and thereafter	4,766
Total lease payments	60,174
Less imputed interest	(6,191)
Total operating lease liabilities	$53,983

Future maturities of finance lease liabilities are as follows:

Year Ending November 30,
2021	$810
2022	1,619
2023	1,619
2024	1,619
2025	1,619
2026 and thereafter	1,080
Total lease payments	8,367
Less imputed interest	(960)
Total finance lease liabilities	$7,407

14)	Equity Incentive Plan and Stock Based Compensation

On February 25, 2020, the Board of Directors of the Company (the “Board”) authorized and approved the Art’s-Way Manufacturing Co., Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan was approved by the stockholders on April 30, 2020. The 2020 Plan replaced the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan (the “2011 Plan”) and added an additional 500,000 shares to the number of shares reserved for issuance pursuant to equity awards. No further awards will be made under the 2011 Plan or other prior plans. Awards to directors and executive officers under the 2020 Plan are governed by the forms of agreement approved by the Board of Directors. Stock options or other awards granted prior to February 25, 2020, are governed by the applicable prior plan and the forms of agreement adopted thereunder.

The 2020 Plan permits the plan administrator to award nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance awards, and stock appreciation rights to employees (including officers), directors, and consultants. The Board has approved a director compensation policy pursuant to which non-employee directors are automatically granted restricted stock awards of 1,000 shares of fully vested common stock annually or initially upon their election to the Board and another 1,000 shares of fully vested common stock on the last business day of each fiscal quarter. During the six months ended May 31, 2020, restricted stock awards of 88,500 shares were issued to various employees, directors, and consultants, which vest over the next three years, and restricted stock awards of 15,000 shares were issued to directors as part of the director compensation policy, which vested immediately upon grant. In comparison, during the first six months of fiscal 2020, restricted stock awards of 128,750 shares were issued to various employees, directors, and consultants, which vest over three years from the date of issuance, and restricted stock awards of 15,000 were issued to directors as part of the director compensation policy.

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. The Company estimates the fair value of each stock-based option award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. No stock options were granted during the six months ended May 31, 2021, or in the same respective period of fiscal 2020. The Company incurred a total of $79,745 and $141,799 of stock-based compensation expense for restricted stock awards during the three and six months ended May 31, 2021, respectively, compared to $115,172 and $152,752 of stock-based compensation expense for restricted stock awards for the same respective periods of fiscal 2020. The Company repurchased 3,865 shares and 9,435 shares from employees in the form of treasury stock as consideration for payroll taxes paid on the employee’s behalf for the three and six months ended May 31, 2021, respectively, compared to 3,954 and 14,471 for the same periods in fiscal 2020. Stock compensation net of treasury shares repurchased for the six months ended May 31, 2021, was $111,328 compared to $126,216 for the same period in fiscal 2020.

15)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. On May 31, 2021, and November 30, 2020, the carrying amount approximated fair value for cash, accounts receivable, net investment in sales-type leases, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of these instruments. The fair value of the net investment in sales-type leases also approximates recorded value as that is based on discounting future cash flows at rates implicit in the lease. The rates implicit in the lease do not materially differ from current market rates. The fair value of the Company’s term loans payable also approximates recorded value because the interest rates charged under the loan terms are not substantially different from current interest rates.

16)	Segment Information

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

Approximate financial information with respect to the reportable segments is as follows.

	Three Months Ended May 31, 2021
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$3,858,000	$1,194,000	$658,000	$5,710,000
Income (loss) from operations	$188,000	$(21,000)	$(18,000)	$149,000
Income (loss) before tax	$137,000	$(28,000)	$(28,000)	$81,000
Total Assets	$14,271,000	$3,725,000	$2,674,000	$20,670,000
Capital expenditures	$155,000	$-	$-	$155,000
Depreciation & Amortization	$87,000	$27,000	$33,000	$147,000

	Three Months Ended May 31, 2020
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$3,071,000	$1,799,000	$576,000	$5,446,000
Income (loss) from operations	$(722,000)	$(124,000)	$(79,000)	$(925,000)
Income (loss) before tax	$(784,000)	$(126,000)	$(87,000)	$(997,000)
Total Assets	$13,948,000	$3,772,000	$2,660,000	$20,380,000
Capital expenditures	$56,000	$85,000	$-	$141,000
Depreciation & Amortization	$127,000	$71,000	$33,000	$231,000

	Six Months Ended May 31, 2021
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$7,357,000	$2,485,000	$1,269,000	$11,111,000
Income (loss) from operations	$(9,000)	$(187,000)	$(24,000)	$(220,000)
Income (loss) before tax	$(76,000)	$(199,000)	$(44,000)	$(319,000)
Total Assets	$14,271,000	$3,725,000	$2,674,000	$20,670,000
Capital expenditures	$310,000	$9,000	$-	$319,000
Depreciation & Amortization	$185,000	$56,000	$67,000	$308,000

	Six Months Ended May 31, 2020
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$6,023,000	$3,256,000	$1,193,000	$10,472,000
Income (loss) from operations	$(1,156,000)	$(118,000)	$(120,000)	$(1,394,000)
Income (loss) before tax	$(1,282,000)	$(120,000)	$(139,000)	$(1,541,000)
Total Assets	$13,948,000	$3,772,000	$2,660,000	$20,380,000
Capital expenditures	$298,000	$111,000	$3,000	$412,000
Depreciation & Amortization	$254,000	$139,000	$66,000	$459,000

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

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of our financial statements as of May 31, 2021 remain unchanged from November 30, 2020. Disclosure of these critical accounting policies is incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2020.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for the three- and six-month periods ended May 31, 2021 were $5,710,000 and $11,111,000, respectively, compared to $5,446,000 and $10,472,000 during the same respective periods in fiscal 2020, a $264,000, or 4.8%, increase for the three months and a $639,000, or 6.1%, increase for the six months. The three and six month increases are due to increased demand in our agricultural products and tools segments. We saw a decrease in sales in our modular buildings segment as we near completion on a large project that generated significant revenue in fiscal 2019 and 2020. Consolidated gross margin for the three-month period ended May 31, 2021 was 30.2% compared to 18.3% for the same period in fiscal 2020. Consolidated gross margin for the six-month period ended May 31, 2021 was 24.9% compared to 18.8% for the same period in fiscal 2020. The increased margin is due largely to our agricultural products segment, as discussed further below.

Our second quarter sales in our agricultural products segment were $3,858,000 compared to $3,071,000 during the same period of fiscal 2020, an increase of $787,000, or 25.6%. Our year-to-date agricultural product sales were $7,357,000 compared to $6,023,000 during the same period in fiscal 2020, an increase of $1,334,000, or 22.1%. We attribute the large increase in revenue to a strengthening agricultural economy that is producing five to ten year highs in commodity and livestock prices along with government assistance programs that provided farmers with much needed government assistance during the COVID-19 pandemic. We saw a 65% increase in our grinder mixer sales year on year and are showing a 25% increase in manure spreader sales year on year. Our backlog continues to be strong heading into the third quarter of fiscal 2021 and we anticipate improved results for the second half of fiscal 2021. However, we have seen lead times increase on our raw materials and components as suppliers in our supply chain struggle to keep up with demand. Fulfilment of our strong backlog will be contingent on whether our suppliers are able to deliver or not. We have seen rising costs for virtually all raw material and components that go in our products and in turn have increased prices twice in fiscal 2021 to offset these rising costs. Gross margin for our agricultural products segment for the three-month period ended May 31, 2021 was 36.4% compared to 23.0% for the same period in fiscal 2020. Gross margin for our agricultural products segment for the six-month period ended May 31, 2021 was 31.1% compared to 21.2% for the same period in fiscal 2020. The increased gross margin for the quarter and year is due to price increases enacted to increase margin on our products in order to cover rising material costs and increased shop efficiency from continuous improvement projects.

Our second quarter sales in our modular buildings segment were $1,194,000 compared to $1,799,000 for the same period in fiscal 2020, a decrease of $605,000, or 33.6%. Our year-to-date sales in our modular buildings segment were $2,485,000 compared to $3,256,000 for the same period in fiscal 2020, a decrease of $771,000, or 23.7%. The decrease in revenue is due to completion of a large construction contract in the second quarter of fiscal 2021 that was actively being worked on in fiscal 2020. The revenue generated from that project was larger than we are accustomed to in a typical year. We have been quoting a substantial number of buildings and believe the market is economically returning to normal. We may also experience a short period of heightened demand. Gross margin for the three- and six-month periods ended May 31, 2021 was 15.7% and 9.1%, respectively, compared to 8.9% and 12.4% for the same respective periods in fiscal 2020. The changes in gross margin are due to completion of the large construction project that negatively affected gross margin. Our expectation is that gross margin will improve going forward.

Our tools segment had sales of $658,000 and $1,269,000 during the three- and six-month periods ended May 31, 2021, respectively, compared to $576,000 and $1,193,000 for the same respective periods in fiscal 2020, a 14.2% increase and a 6.4% increase, respectively. The increase is due to an increase in sales volume from our OEM customer of 77% and 117% for the three and six months ended May 31, 2021, respectively, compared to the same period of 2020. Sales from our other customers and industries (mainly oil and gas) have not fully recovered and are down 18% and 17% for the three and six months ended May 31, 2021, respectively, compared to the same periods of 2020. Oil prices have risen in the second quarter of fiscal 2021, but to this point have had little effect on demand. Gross margin was 19.9% and 19.9% for the three- and six-month periods ended May 31, 2021, respectively, compared to 20.8% and 22.7% for the same respective periods in fiscal 2020. Our gross margin has decreased slightly year on year because of inefficiencies in labor due to the introduction of new products for an OEM customer.

Expenses

Our second quarter consolidated selling expenses were $544,000 compared to $401,000 for the same period in fiscal 2020. Our year-to-date selling expenses were $1,017,000 in fiscal 2021 compared to $856,000 for the same period in fiscal 2020. The increased selling expenses are due to approximately $130,000 spent on rebranding efforts for our agricultural products segment completed by a third party consulting firm. The rebranding effort includes updated color schemes on products, a new-age logo, new tag lines and promotional product videos that we feel will help farmers associate us with a hardworking, “get work done” company. We also added a product manager at the beginning of fiscal 2021 to help us with new product development and to improve existing products, which is contributing to the increase in selling expense. Selling expenses as a percentage of sales were 9.5% and 9.2% for the three- and six-month periods ended May 31, 2021, respectively, compared to 7.4% and 8.2% for the same respective periods in fiscal 2020.

Consolidated engineering expenses were $122,000 and $244,000 for the three- and six-month periods ended May 31, 2021, respectively, compared to $123,000 and $232,000 for the same respective periods in fiscal 2020. The increase in engineering expenses for the six months ended May 31, 2021 was due to annual wage increases. Engineering expenses as a percentage of sales were 2.1% and 2.2% for the three- and six-month periods ended May 31, 2021, respectively, compared to 2.3% and 2.2% for the same respective periods in fiscal 2020.

Consolidated administrative expenses for the three- and six-month periods ended May 31, 2021 were $907,000 and $1,724,000, respectively, compared to $1,396,000 and $2,277,000 for the same respective periods in fiscal 2020. The decrease in administrative expenses is related to one-time expenses incurred in fiscal year 2020 to navigate the COVID-19 pandemic including increased wages as an incentive for shop employees to remain at work, expenses related to the transition of a new CEO and supply chain manager, implementation costs for an OEM customer in our tools segment, and additional bonus expense for operational improvements. Administrative expenses as a percentage of sales were 15.9% and 15.5% for the three- and six-month periods ended May 31, 2021, respectively, compared to 25.6% and 21.7% for the same respective periods in fiscal 2020.

Net Income (Loss)

Consolidated net income was $64,000 for the three-month period ended May 31, 2021, compared to net loss of $(802,000) for the same period in fiscal 2020. Our consolidated net loss for the six months ended May 31, 2021, was $(251,000) compared to $(1,239,000) in the same period in fiscal 2020. We are reporting vast improvement on our bottom line year on year due to many factors. First and foremost, the overall health of the agricultural economy has brought some stability to our primary business segment. We are continuing to strive for operational improvement and have seen the benefits through increased labor efficiency and reduced manufacturing costs. Fiscal 2020 brought many administrative expenses that were not repeated in fiscal 2021 as we battled a global pandemic and transitioned two long-time members of management. Our business is better positioned to succeed in times of economic boom than we were five years ago. We will continue to push for operational excellence as we face the challenges of an ever changing economy.

Order Backlog

The consolidated order backlog net of discounts as of July 6, 2021, was $7,531,000 compared to $5,383,000 as of July 6, 2020, an increase of $2,148,000 or 40%. The agricultural products segment order backlog was $6,209,000 as of July 6, 2021, compared to $1,666,000 in fiscal 2020 an increase of $4,543,0000 or 273%. It has been five years or more since we have seen backlogs this strong during this time of year. We expect this pent up demand from years of agricultural economic struggle to continue into 2022 and believe we are positioned well to take advantage of the improved economic conditions. The backlog for the modular buildings segment was $987,000 as of July 6, 2021, compared to $3,553,000 in fiscal 2020. While our backlog is down $2,566,000 or 72% in this segment, the quality of revenue in backlog is expected to be improved as we finished up a large project that had a very low profit margin. If we were to exclude this project’s revenue from our 2020 backlog numbers, our backlog is actually $544,000 higher, or 123% higher in fiscal 2021. The backlog for the tools segment was $336,000 as of July 6, 2021, compared to $163,000 in fiscal 2020. The increase in backlog for our tools segment is largely due to an OEM customer that has strengthened our business. The oil and gas industry business we were accustomed to has not yet returned to pre-pandemic levels. Recovery in this industry would be very good for our business. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Potential Impact of COVID-19

The COVID-19 pandemic did impact financial results in the second quarter of fiscal 2020 and the hangover of the global pandemic is starting to affect our operations in fiscal 2021. From March 23, 2020 until May 18, 2020, the majority of our office staff in all three segments worked remotely with the exception of key operations support. At the height of the initial outbreak our workforce was down approximately 17% due to self-quarantine. By the end of May 2020 our entire workforce had returned, and operations have continued as normal with additional safety precautions in place. As COVID-19 cases began to rise in November 2020, we allowed employees that could perform their job functions remotely do so at their discretion. At the beginning of April 2021, we brought all remote employees back to the office after leading a voluntary sitewide vaccination effort. Approximately 70% of our employees are currently vaccinated while close to 95% of our employees have either received the vaccine or had previously contracted COVID-19. At the end of April 2021, we lifted our mask mandates for our operations and have resumed operations normally but are still asking employees to self-report any symptoms.

In our Agricultural Products segment, we did not experience any order cancellations; however, calls for new whole goods slowed significantly in the second quarter of fiscal 2020 and many dealers held off on the shipping or pickup of their completed units. Our sales levels were comparatively steady to the last few years in the third and fourth quarters of fiscal 2020 and we ultimately ended the year down 3.1% on sales. We had a very successful early order program to start 2021 which left us with backlogs higher than we have seen in the last five years. We attribute the large increase in backlog to stimulus payments that farmers received in 2020 along with conservative spending by farmers in 2020. This conservatism allowed farmers to retire debt in 2020 and increase spending in 2021. Our sales are up approximately 22% year to date in fiscal 2021 and we continue to see strong demand for our products. Our supply chain is currently struggling to keep up as many companies struggle to find people willing to work. We have been fortunate to be able to retain and hire a few positions as needed but believe the hangover from the pandemic is going to slow down our production in the months ahead as we wait for components.

Our Modular Buildings segment started fiscal 2020 with a more diverse backlog than we had at the beginning of fiscal 2019; however, we had some setbacks on site work as subcontractors were forced to quarantine after testing positive for COVID-19. Our workers were hesitant to travel during the pandemic and, as a result, we had some challenges completing site work in the third and fourth quarters of fiscal 2020. Because of COVID-19, many companies were also hesitant to enter into long-term contracts in fiscal 2020. As a result, our modular building rental fleet remained largely unused in fiscal 2020, which is evidenced by our decrease in lease revenue. Our quoting activity has picked up significantly in 2021 for both agricultural and research modular buildings and we believe there will be significant opportunity for this segment in 2021 as companies start spending again.

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

Liquidity and Capital Resources

Our primary source of funds for the six months ended May 31, 2021 was cash provided by financing activities, mainly the use of our line of credit. We did also have a successful early order program that provided cash in the form of customer deposits in the first quarter of fiscal 2021. Our primary use of cash was related to increasing inventory levels. With uncertainty on component availability, prolonged lead times and rising prices, we have been bringing in inventory far earlier than previous years, which is consuming the availability on our line of credit. We are doing all we can to ensure we meet customer delivery dates. We expect our primary capital needs for the remainder of fiscal 2021 to relate to operating costs, primarily production costs, fulfillment of customer deposits, and the retirement of debt. We expect to convert $1,050,000 of current debt to long-term debt in the third quarter of fiscal 2021 as our EIDL loan modifications are processed with the SBA and also expect our line of credit to decrease as we turn through inventory in the third and fourth fiscal quarters.

We have a $5,000,000 revolving line of credit with Bank Midwest that, as of May 31, 2021, had an outstanding principal balance of $4,088,530. This line of credit is scheduled to mature on March 30, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The persons serving as our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period subject to this report. Based on this evaluation, the persons serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of May 31, 2021. Our management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents the information with respect to purchases made by us of our common stock during the second quarter of fiscal 2021:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
March 1 to March 31, 2021	3,865	$3.15	N/A	N/A
April 1 to April 30, 2021	-	$-	N/A	N/A
May 1 to May 31, 2021	-	$-	N/A	N/A
Total	3,865	$3.15

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

ART’S-WAY MANUFACTURING CO., INC.

Date: July 12, 2021	By: /s/ David A. King
David A. King
President and Chief Executive Officer

Date: July 12, 2021	By: /s/ Michael W. Woods
Michael W. Woods
Chief Financial Officer