Form 10-Q
period 2021-08-31
ARTS WAY MANUFACTURING CO INC
filed 2021-10-14
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2021

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 000-05131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of common shares outstanding as of October 5, 2021: 4,533,972

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	August 31, 2021	November 30, 2020
Assets
Current assets:
Cash	$108,006	$2,684
Accounts receivable-customers, net of allowance for doubtful accounts of $40,582 and $51,175 in 2021 and 2020, respectively	2,955,548	2,390,604
Inventories, net	9,288,863	7,762,400
Cost and profit in excess of billings	3,147	56,026
Net investment in sales-type leases, current	-	28,352
Other current assets	275,239	61,284
Total current assets	12,630,803	10,301,350
Property, plant, and equipment, net	5,256,459	5,218,662
Assets held for lease, net	521,555	521,555
Deferred income taxes	2,726,529	2,667,686
Other assets	119,843	93,760
Total assets	$21,255,189	$18,803,013
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,183,859	$1,955,404
Customer deposits	704,332	198,225
Billings in excess of cost and profit	164,652	276,226
Income taxes payable	5,000	1,100
Accrued expenses	1,225,098	1,279,312
Line of credit	4,290,030	2,359,530
Current portion of long-term debt	96,222	94,979
Total current liabilities	8,669,193	6,164,776
Long-term liabilities
Long-term portion of finance lease liabilities	5,777	-
Long-term portion of operating lease liabilities	38,209	18,342
Long-term debt, excluding current portion	2,657,183	2,713,150
Total liabilities	11,370,362	8,896,268
Commitments and Contingencies (Notes 7, 9, 10 and 13)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2021 and 2020; issued and outstanding 0 shares in 2021 and 2020.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares, issued 4,578,504 and 4,470,004 at August 31, 2021 and November 30, 2020, respectively	45,785	44,700
Additional paid-in capital	3,698,403	3,496,243
Retained earnings	6,249,164	6,443,856
Treasury stock, at cost (44,532 in 2021 and 35,097 in 2020 shares)	(108,525)	(78,054)
Total stockholders’ equity	9,884,827	9,906,745
Total liabilities and stockholders’ equity	$21,255,189	$18,803,013

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Sales	$6,591,829	$6,464,854	$17,702,628	$16,936,510
Cost of goods sold	4,853,408	5,539,974	13,199,471	14,039,752
Gross profit	1,738,421	924,880	4,503,157	2,896,758
Expenses:
Engineering	143,629	128,813	387,147	361,258
Selling	532,232	370,236	1,549,164	1,227,144
General and administrative	902,356	939,125	2,626,383	3,215,963
Total expenses	1,578,217	1,438,174	4,562,694	4,804,365
Income (Loss) from operations	160,204	(513,294)	(59,537)	(1,907,607)
Other income (expense):
Interest expense	(90,440)	(73,422)	(223,911)	(233,942)
Other	2,041	58,847	36,682	72,744
Total other income (expense)	(88,399)	(14,575)	(187,229)	(161,198)
Income (Loss) before income taxes	71,805	(527,869)	(246,766)	(2,068,805)
Income tax expense (benefit)	15,349	(104,258)	(52,074)	(406,282)
Net Income (Loss)	56,456	(423,611)	(194,692)	(1,662,523)

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Stockholders' Equity
Nine Months Ended August 31, 2021 and August 31, 2020
(Unaudited)

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2019	4,321,087	$43,211	$3,250,087	$8,547,342	18,842	$(47,058)	$11,793,582
Stock based compensation	143,917	1,439	194,223	-	14,471	(26,536)	169,126
Net (loss)	-	-	-	(1,662,523)	-	-	(1,662,523)
Balance, August 31, 2020	4,465,004	44,650	3,444,310	6,884,819	33,313	(73,594)	10,300,185

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2020	4,470,004	$44,700	$3,496,243	$6,443,856	35,097	$(78,054)	$9,906,745
Stock based compensation	108,500	1,085	202,160	-	9,435	(30,471)	172,774
Net (loss)	-	-	-	(194,692)	-	-	(194,692)
Balance, August 31, 2021	4,578,504	45,785	3,698,403	6,249,164	44,532	(108,525)	9,884,827

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	August 31, 2021	August 31, 2020
Cash flows from operations:
Net (loss)	$(194,692)	$(1,662,523)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Stock based compensation	203,245	195,662
Increase (decrease) in obsolete inventory reserves	(485,073)	180,758
Gain on disposal of property, plant, and equipment	(7,998)	(47,169)
Depreciation and amortization expense	453,697	648,084
Accrued interest on deferred debt payments	12,720	3,330
Increase (decrease) in allowance for doubtful accounts	(10,593)	20,009
Deferred income taxes	(58,843)	(436,692)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(554,351)	(63,526)
Inventories	(1,041,390)	(424,849)
Net investment in sales-type leases	28,352	105,933
Other assets	(213,955)	(96,868)
Increase (decrease) in:
Accounts payable	228,455	223,680
Contracts in progress, net	(58,695)	920,172
Customer deposits	506,107	16,972
Income taxes payable	3,900	-
Accrued expenses	(58,634)	58,088
Net cash (used in) operating activities	(1,247,748)	(358,939)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(487,515)	(614,443)
Net proceeds from sale of assets	8,000	182,881
Net cash used in investing activities	(479,515)	(431,562)
Cash flows from financing activities:
Net change in line of credit	1,930,500	(811,000)
Proceeds from term debt	-	1,692,900
Repayment of term debt	(67,444)	(63,808)
Repurchases of common stock	(30,471)	(26,536)
Net cash provided by financing activities	1,832,585	791,556
Net increase in cash	105,322	1,055
Cash at beginning of period	2,684	3,145
Cash at end of period	$108,006	$4,200

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$190,764	$205,409
Income taxes	2,869	30,394

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

2)	Summary of Significant Accounting Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020. The results of operations for the three and nine months ended August 31, 2021 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2021.

Impact of COVID-19

The COVID-19 pandemic created some new challenges for the Company through the first nine months of fiscal 2021. The Company has experienced results consistent with that of a strengthening economy including increased demand in all three segments compared to fiscal 2020. With increased demand, material prices have been skyrocketing, while labor availability has been scarce. These factors will be a challenge for the Company as it works to fulfill its strong backlog over the remainder of fiscal 2021. The COVID-19 pandemic may continue to impact the Company’s business operations and financial operating results and there is uncertainty in the nature and degree of its continued effects over time. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2 of this Form 10-Q) for further discussion.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Condensed Consolidated Statements of Cash Flows for the nine months ended August 31, 2020, to identify the non-cash expense related to changes in the Company’s obsolete inventory reserve in the amount of $180,758. This change in classification does not affect previously reported cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three and nine months ended August 31, 2021. Actual results could differ from those estimates. A full description of critical accounting policies and related judgments and estimates that affect the preparation of our Condensed Consolidated Financial Statements is set forth in our Annual Report on Form 10-K for the year ended November 30, 2020.

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

	Three Months Ended August 31, 2021
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$3,831,000	$-	$-	$3,831,000
Farm equipment service parts	749,000	-	-	749,000
Steel cutting tools and inserts	-	-	613,000	613,000
Modular buildings	-	1,256,000	-	1,256,000
Other	80,000	57,000	6,000	143,000
	$4,660,000	$1,313,000	$619,000	$6,592,000

	Three Months Ended August 31, 2020
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$2,908,000	$-	$-	$2,908,000
Farm equipment service parts	645,000	-	-	645,000
Steel cutting tools and inserts	-	-	470,000	470,000
Modular buildings	-	2,266,000	-	2,266,000
Other	118,000	53,000	5,000	176,000
	$3,671,000	$2,319,000	$475,000	$6,465,000

	Nine Months Ended August 31, 2021
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$9,723,000	$-	$-	$9,723,000
Farm equipment service parts	2,027,000	-	-	2,027,000
Steel cutting tools and inserts	-	-	1,872,000	1,872,000
Modular buildings	-	3,573,000	-	3,573,000
Modular building lease income	-	-	-	-
Other	267,000	225,000	16,000	508,000
	$12,017,000	$3,798,000	$1,888,000	$17,703,000

	Nine Months Ended August 31, 2020
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$7,556,000	$-	$-	$7,556,000
Farm equipment service parts	1,844,000	-	-	1,844,000
Steel cutting tools and inserts	-	-	1,648,000	1,648,000
Modular buildings	-	5,155,000	-	5,155,000
Modular building lease income	-	318,000	-	318,000
Other	295,000	102,000	19,000	416,000
	$9,695,000	$5,575,000	$1,667,000	$16,937,000

4)	Contract Receivables, Contract Assets and Contract Liabilities

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers included on the Condensed Consolidated Balance Sheets.

	August 31, 2021	November 30, 2020
Receivables	$2,956,000	$2,391,000
Assets	3,000	56,000
Liabilities	752,000	276,000

The amount of revenue recognized in the first nine months of fiscal 2021 that was included in a contract liability as of November 30, 2020 was approximately $276,000 compared to $89,000 in the same period of fiscal 2020. Contract receivables increased in the nine months ending August 31, 2021 due to progress billings on contracts in progress in the Modular Buildings segment while the Agricultural Products and Tools segments sales and receivables held steady. Contract assets decreased during the nine months ended August 31, 2021 as progress billings were made on contracts in progress in the Modular Buildings segment. Contract liabilities increased during the nine months ended August 31, 2021 as the Company billed down payments on new construction contracts in the Modular Buildings segment and received deposits for early order programs on equipment in the Agricultural Products segment.

The Company utilizes the practical expedient exception for these contracts and will report only on performance obligations greater than one year. As of August 31, 2021, the Company has no performance obligations with an original expected duration greater than one year.

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

Basic and diluted net income (loss) per share have been computed based on the following as of August 31, 2021, and August 31, 2020:

	For the Three Months Ended
	August 31, 2021	August 31, 2020
Numerator for basic and diluted net income (loss) per share:

Net income (loss)	$56,456	$(423,611)

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	4,529,026	4,426,850
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	4,529,026	4,426,850

Net Income (Loss) per share - Basic:
Net Income (Loss) per share	$0.01	$(0.10)

Net Income (Loss) per share - Diluted:
Net Income (Loss) per share	$0.01	$(0.10)

	For the Nine Months Ended
	August 31, 2021	August 31, 2020
Numerator for basic and diluted net income (loss) per share:

Net income (loss)	$(194,692)	$(1,662,523)

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	4,508,986	4,381,686
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	4,508,986	4,381,686

Net Income (Loss) per share - Basic:
Net Income (Loss) per share	$(0.04)	$(0.38)

Net Income (Loss) per share - Diluted:
Net Income (Loss) per share	$(0.04)	$(0.38)

6)	Inventory

Major classes of inventory are:

	August 31, 2021	November 30, 2020
Raw materials	$8,801,878	$7,086,367
Work in process	457,739	304,009
Finished goods	3,239,777	3,777,136
Total Gross Inventory	$12,499,394	$11,167,512
Less: Reserves	(3,210,531)	(3,405,112)
Net Inventory	$9,288,863	$7,762,400

7)	Accrued Expenses

Major components of accrued expenses are:

	August 31, 2021	November 30, 2020
Salaries, wages, and commissions	$724,084	$726,625
Accrued warranty expense	245,680	291,454
Other	255,334	261,233
	$1,225,098	$1,279,312

8)	Assets Held for Lease

Major components of assets held for lease are:

	August 31, 2021	November 30, 2020
Modular Buildings	$521,555	$521,555
Total assets held for lease	$521,555	$521,555

There were no rents recognized from assets held for lease included in sales on the Condensed Consolidated Statements of Operations during the three and nine months ended August 31, 2021, compared to $0 and $318,227 for the three and nine months ended August 31, 2020, respectively. Rents recognized in sales were related to the leasing of modular buildings as a part of the normal course of business operations of the Modular Buildings segment.

There were no future minimum lease receipts from assets held for lease as of August 31, 2021.

9)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. Product warranty is included in the price of the product and provides assurance that the product will function in accordance with agreed-upon specifications. It does not represent a separate performance obligation under ASC 606. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 7 “Accrued Expenses.” Changes in the Company’s product warranty liability for the three and nine months ended August 31, 2021 and August 31, 2020 are as follows:

	For the Three Months Ended
	August 31, 2021	August 31, 2020
Balance, beginning	$267,500	$239,233
Settlements / adjustments	(75,204)	(37,146)
Warranties issued	53,384	66,146
Balance, ending	$245,680	$268,233

	For the Nine Months Ended
	August 31, 2021	August 31, 2020
Balance, beginning	$291,453	$203,185
Settlements / adjustments	(177,470)	(65,722)
Warranties issued	131,697	130,770
Balance, ending	$245,680	$268,233

10)	Loan and Credit Agreements

The Company maintains two revolving lines of credit and one term loan with Bank Midwest. The Company also has three term loans with the U.S. Small Business Administration under the Economic Injury Disaster Loan program.

Bank Midwest Revolving Lines of Credit and Term Loan

The Company maintains a credit facility with Bank Midwest consisting of a $5,000,000 revolving line of credit (the “2017 Line of Credit”) used for working capital purposes, and a $2,600,000 term loan due October 1, 2037 (the “Term Loan”). On August 31, 2021, the balance of the 2017 Line of Credit was $4,290,030 with $709,970 remaining available, as may be limited by the borrowing base calculation. The 2017 Line of Credit borrowing base is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of inventory, less any outstanding loan balance on the 2017 Line of Credit. On August 31, 2021, the 2017 Line of Credit was not limited by the borrowing base calculation. Any unpaid principal amount borrowed on the 2017 Line of Credit accrues interest at a floating rate per annum equal to 1.00% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.75% per annum and the current interest rate is 4.75% per annum. The 2017 Line of Credit was most recently renewed on February 11, 2021. The 2017 Line of Credit matures on March 30, 2022 and requires monthly interest-only payments.

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

On February 13, 2019, the Company opened a $4,000,000 revolving line of credit (the “2019 Line of Credit”) with Bank Midwest in connection with bonding obligations for the Company’s performance of a large modular laboratory construction project. Funds under the 2019 Line of Credit will be undisbursed to the Company and will be held by Bank Midwest in connection with an Irrevocable Letter of Credit issued by Bank Midwest for the project. The 2019 Line of Credit accrues interest at a floating rate per annum equal to 1.00% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 4.75% per annum. The 2019 Line of Credit was most recently renewed on February 2, 2021. The 2019 Line of Credit is payable upon demand by Bank Midwest. If no earlier demand is made, the unpaid principal and accrued interest will be payable in one payment, due on February 13, 2022. As of August 31, 2021, the funds on the 2019 Line of Credit remain undisbursed and are held by Bank Midwest. The Company has completed its obligation on the construction project and is expecting the irrevocable letter of credit to be released in Q4 of 2021.

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

Compliance with Bank Midwest covenants is measured annually on November 30. A maximum debt to net worth ratio of 1 to 1 must be maintained, with a minimum of 40% tangible balance sheet equity, with variations subject to mutual agreement. The Company is out of compliance with the debt to net worth covenant as of August 31, 2021. The Company expects to need a waiver for this covenant on or prior to November 30, 2021. The Company is also required to maintain a minimum debt service coverage ratio of 1.25, with a 0.10 tolerance. The Company also must receive bank approval for purchases or sales of equipment over $100,000 annually and maintain reasonable salaries and owner compensation. The Company received the necessary approvals for purchases of equipment over $100,000 for the nine months ended August 31, 2021. The Company was out of compliance with its debt service coverage ratio and the prior minimum working capital requirements covenants in place under the Bank Midwest loans as of November 30, 2020. Bank Midwest issued a waiver forgiving the noncompliance, and in turn waived the event of default. The Company is currently projecting to be in compliance with the debt service coverage ratio as of November 30, 2021.

On January 12, 2021, Bank Midwest amended the Company’s working capital requirement of maintaining a minimum working capital ratio of 1.75, while also maintaining $5,100,000 of working capital. The new covenant requires the Company to maintain a working capital requirement of $4,000,000 and eliminates the requirement to maintain a minimum working capital ratio of 1.75. The $4,000,000 working capital level serves as a trigger point for Bank Midwest and the Company to continue discussion of capital raising strategies to support additional capital injection. This new covenant is measured monthly. As of February 28, 2021, the Company was out of compliance with the working capital covenant by $240,885. On March 22, 2021, Bank Midwest issued a letter to the Company allowing correction of the noncompliance by May 31, 2021. As of May 31, 2021, the Company was out of compliance with the working capital requirement by $126,496, which triggered communication with Bank Midwest to evaluate the Company’s strategy to get back into compliance with the covenant. The Company and Bank Midwest determined that the Company’s strategy to utilize additional funds available under the Economic Injury Disaster Loans (“EIDL”) was acceptable. On August 31, 2021, the Company had $1,050,000 of Economic Injury Disaster Loans (“EIDL”) pending with the U.S. Small Business Administration (“SBA”), which, once received, are expected to put the Company back in compliance.

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

On March 11, 2021, the American Rescue Plan Act of 2021 was enacted, which extends the first due date for repayment of EIDLs made in 2020 to 24 months from the date of the note. This act also increased the maximum loan amount from $150,000 to $500,000 per entity. The Company requested EIDL increases of $350,000 per entity under this program for a total of $1,050,000 in additional funding.

A summary of the Company’s term debt is as follows:

	August 31, 2021	November 30, 2020
Bank Midwest loan payable in monthly installments of $17,271 including interest at 5.00%, due October 1, 2037	$2,283,148	$2,350,593
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning June 18, 2022, due June 18, 2050	156,765	152,543
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning June 24, 2022, due June 24, 2050	156,727	152,450
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning June 18, 2022, due June 18, 2050	156,765	152,543
Total term debt	$2,753,405	$2,808,129
Less current portion of term debt	96,222	94,979
Term debt, excluding current portion	$2,657,183	$2,713,150

A summary of the minimum maturities of term debt follows for the years ending November 30, 2021:

Year	Amount
2021	$22,735
2022	99,463
2023	108,284
2024	113,444
2025	119,552
2026 and thereafter	2,289,927
$2,753,405

11)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.

12)	Related Party Transactions

During the three and nine months ended August 31, 2021, and August 31, 2020, the Company did not recognize any revenues from transactions with a related party, and no amounts in accounts receivable balances were due from a related party. From time to time, the Company purchases various supplies from related parties, which are companies previously owned by the late J. Ward McConnell, Jr., the former Vice Chairman of the Company’s Board of Directors and currently owned by his son, Marc McConnell, the Chairman of the Company’s Board of Directors, who also serves as President of these companies. J. Ward McConnell, Jr., as a shareholder owning more than 20% of the Company’s outstanding stock, was required to guarantee a portion of the Company’s Term Loan in accordance with the USDA guarantee on the Company’s Term Loan. J. Ward McConnell, Jr. was paid a monthly fee for his guarantee. In the three and nine months ended August 31, 2021, the Company recognized $6,539 and $19,200 of expense for transactions with related parties, respectively, compared to $4,865 and $14,767 for the three and nine months ended August 31, 2020. As of August 31, 2021, accrued expenses contained a balance of $1,469 owed to a related party compared to $1,540 on August 31, 2020.

13)	Leases

The components related to sales-type leases on November 30, 2020, are as follows:

November 30, 2020
Minimum lease receivable, current	$29,002
Unearned interest income, current	(650)
Net investment in sales-type leases, current	$28,352

There was no sales activity related to sales-type leases for the three and nine months ended August 31, 2021, and August 31, 2020.

There were no future minimum lease receipts from sales-type leases as of August 31, 2021.

The components of operating leases on the Condensed Consolidated Balance Sheets on August 31, 2021 are as follows:

	August 31, 2021	November 30, 2020
Operating lease right-of-use assets (other assets)	$50,908	$27,879

Current portion of operating lease liabilities (accrued expenses)	$12,699	$9,537
Long-term portion of operating lease liabilities	38,209	18,342
Total operating lease liabilities	$50,908	$27,879

The Company recorded $5,547 and $17,536 of operating lease costs in the three and nine months ended August 31, 2021, respectively, compared to $4,208 and $17,840 for the same periods of 2020, which included variable costs tied to usage. The Company’s operating leases carry a weighted average lease term of 51 months and have a weighted average discount rate of 5.50%

Future maturities of operating lease liabilities are as follows:

Year Ending November 30,
2021	3,729
2022	14,914
2023	12,344
2024	11,162
2025	9,532
2026 and thereafter	4,766
Total lease payments	56,447
Less imputed interest	(5,539)
Total operating lease liabilities	50,908

The components of finance leases on the Condensed Consolidated Balance Sheets on August 31, 2021 are as follows:

August 31, 2021
Finance lease right-of-use assets (net of amortization in other assets)	$7,035

Current portion of finance lease liabilities (accrued expenses)	$1,311
Long-term portion of finance lease liabilities	5,777
Total finance lease liabilities	$7,088

The Company recorded $357 of amortization and $87 of interest expense in the three months ended August 31, 2021 and $477 of amortization and $116 of interest expense in the nine months ended August 31, 2021 compared to $0 for the same periods of fiscal 2021. The Company’s finance lease carries a lease term of 59 months and uses a discount rate of 4.75%.

Future maturities of finance lease liabilities are as follows:

Year Ending November 30,
2021	$405
2022	1,619
2023	1,619
2024	1,619
2025	1,619
2026 and thereafter	1,080
Total lease payments	7,961
Less imputed interest	(873)
Total finance lease liabilities	$7,088

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

Stock Issuance	For the Three Months Ended
	August 31, 2021	August 31, 2020
Shares issued to directors (immediate vesting)	5,000	5,000
Shares issued to directors, employees, and consultants (three-year vesting)	-	-
Total shares issued	5,000	5,000

	For the Nine Months Ended
	August 31, 2021	August 31, 2020
Shares issued to directors (immediate vesting)	20,000	20,000
Shares issued to directors, employees, and consultants (three-year vesting)	88,500	123,917
Total shares issued	108,500	143,917

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

Stock Based Compensation Expense	For the Three Months Ended
	August 31, 2021	August 31, 2020
Stock-based compensation expense	61,446	42,910
Treasury share repurchase expense	-	-
Stock-based compensation expense net of treasury repurchases	61,446	42,910

	For the Nine Months Ended
	August 31, 2021	August 31, 2020
Stock-based compensation expense	203,245	195,662
Treasury share repurchase expense	(30,471)	(26,536)
Stock-based compensation expense net of treasury repurchases	172,774	169,126

No stock options were granted during the nine months ended August 31, 2021, or in the same respective period of fiscal 2020.

15)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. On August 31, 2021, and November 30, 2020, the carrying amount approximated fair value for cash, accounts receivable, net investment in sales-type leases, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of these instruments. The fair value of the net investment in sales-type leases also approximates recorded value as that is based on discounting future cash flows at rates implicit in the lease. The rates implicit in the lease do not materially differ from current market rates. The fair value of the Company’s term loans payable also approximates recorded value because the interest rates charged under the loan terms are not substantially different from current interest rates.

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

Approximate financial information with respect to the reportable segments is as follows.

	Three Months Ended August 31, 2021
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$4,660,000	$1,313,000	$619,000	$6,592,000
Income (loss) from operations	$95,000	$89,000	$(24,000)	$160,000
Income (loss) before tax	$26,000	$82,000	$(36,000)	$72,000
Total Assets	$14,981,000	$3,701,000	$2,573,000	$21,255,000
Capital expenditures	$153,000	$11,000	$5,000	$169,000
Depreciation & Amortization	$85,000	$27,000	$33,000	$145,000

	Three Months Ended August 31, 2020
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$3,671,000	$2,319,000	$475,000	$6,465,000
Income (loss) from operations	$(210,000)	$(188,000)	$(115,000)	$(513,000)
Income (loss) before tax	$(249,000)	$(152,000)	$(127,000)	$(528,000)
Total Assets	$13,387,000	$3,272,000	$2,661,000	$19,320,000
Capital expenditures	$149,000	$13,000	$40,000	$202,000
Depreciation & Amortization	$123,000	$33,000	$33,000	$189,000

	Nine Months Ended August 31, 2021
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$12,017,000	$3,798,000	$1,888,000	$17,703,000
Income (loss) from operations	$85,000	$(97,000)	$(48,000)	$(60,000)
Income (loss) before tax	$(48,000)	$(118,000)	$(81,000)	$(247,000)
Total Assets	$14,981,000	$3,701,000	$2,573,000	$21,255,000
Capital expenditures	$463,000	$20,000	$5,000	$488,000
Depreciation & Amortization	$271,000	$83,000	$100,000	$454,000

	Nine Months Ended August 31, 2020
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$9,695,000	$5,575,000	$1,667,000	$16,937,000
Income (loss) from operations	$(1,367,000)	$(306,000)	$(235,000)	$(1,908,000)
Income (loss) before tax	$(1,531,000)	$(272,000)	$(266,000)	$(2,069,000)
Total Assets	$13,387,000	$3,272,000	$2,661,000	$19,320,000
Capital expenditures	$447,000	$124,000	$43,000	$614,000
Depreciation & Amortization	$377,000	$172,000	$99,000	$648,000

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “report”) and the audited consolidated financial statements and related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2020. Some of the statements in this report may be forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our warranty costs and order backlog; (ii) our beliefs regarding the sufficiency of working capital and cash flows; (iii) our expectation that we will continue to be able to renew or obtain financing on reasonable terms when necessary; (iv) the impact of recently issued accounting pronouncements; (v) our intentions and beliefs relating to our costs, business strategies, and future performance; (vi) our expected financial results; (vii) our expectations concerning our primary capital and cash flow needs; (viii) our expectations with respect to debt covenant compliance and related activities; and (ix) our expectations regarding the impact of COVID-19 on our business condition and results of operations.

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

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of our financial statements as of August 31, 2021 remain unchanged from November 30, 2020. Disclosure of these critical accounting policies is incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2020.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for the three- and nine-month periods ended August 31, 2021 were $6,592,000 and $17,703,000, respectively, compared to $6,465,000 and $16,937,000 during the same respective periods in fiscal 2020, a $127,000, or a 2.0%, increase for the three months and a $766,000, or 4.5%, increase for the nine months. We saw sales growth of over 26% in both our Agricultural Products and Tools segments for Q3 of fiscal 2021, respectively, while we saw approximately a 43% decrease in our Modular Buildings segment for such period. Year-to-date, our Agricultural Products and Tools segments both saw increased sales from a year ago while the Modular Buildings segment was down approximately 32%. Consolidated gross margin for the three-month period ended August 31, 2021 was 26.4% compared to 14.3% for the same period in fiscal 2020. Consolidated gross margin for the nine-month period ended August 31, 2021 was 25.4% compared to 17.1% for the same period in fiscal 2020. We saw increased gross margin improvement on all three segments for the three months ended August 31, 2021, while we also had gross margin improvement in two of our three segments for the nine months ended August 31, 2021.

Our third quarter sales in the Agricultural Products segment were $4,660,000 compared to $3,671,000 during the same period of fiscal 2020, an increase of $989,000, or 26.9%. Our year-to-date Agricultural Product sales were $12,017,000 compared to $9,695,000 during the same period in fiscal 2020, an increase of $2,322,000, or 24.0%. We attribute the large increase in revenue to a strengthening agricultural economy that is producing five to ten year highs in commodity and livestock prices along with government assistance programs that provided farmers with much needed government assistance during the COVID-19 pandemic. Compared to the nine months ending August 30, 2020, we had a 71% increase in our grinder mixer sales, a 60% increase in beet equipment and a 13% increase in manure spreader sales. We expect continued demand in the fourth quarter with our current ag backlog up 269% from a year ago. Supplier delays have improved but are not gone completely. We also continue to receive price increases from our suppliers. Further price increases before our early order program will be necessary to maintain strong margins on our products. It is currently challenging to get production employees on board with the lack of available workforce in our community and a highly competitive job market. We are taking steps to automate production tasks with the use of robotic welding and other new equipment to help us increase efficiency and output. Gross margin for our Agricultural Products segment for the three-month period ended August 31, 2021 was 27.4% compared to 21.5% for the same period in fiscal 2020. Gross margin for our Agricultural Products segment for the nine-month period ended August 31, 2021 was 29.6% compared to 21.3% for the same period in fiscal 2020. The increased gross margin in fiscal 2021 is a reflection of continuous improvement initiatives enacted over the past few years that have boosted our workforce production efficiency, product eliminations that have improved our margins and eliminated production floor disruption, price increases enacted to combat rising material prices and fixed overhead spread over a larger production base.

Our third quarter sales in the Modular Buildings segment were $1,313,000 compared to $2,319,000 for the same period in fiscal 2020, a decrease of $1,006,000, or 43.4%. Sales in our Modular Buildings segment for the nine months ended August 31, 2021 were $3,798,000 compared to $5,575,000 for the same period in fiscal 2020, a decrease of $1,777,000, or 31.9%. The decrease in sales for the quarter and the year is largely due to the completion of a large laboratory project in the third quarter of fiscal 2021. While revenue is down the quality of our revenue has improved. Gross margin for the three- and nine-month periods ended August 31, 2021 was 25.8% and 14.8%, respectively, compared to 2.4% and 8.6% for the same respective periods in fiscal 2020. The large laboratory product had thinner margins than our typical construction projects because of the sheer volume of the contract and the role of general contractor we took on during the project, which is not our typical role. The modular buildings segment has a strong backlog moving into the fourth quarter which can provide positive results as long as supply chain delays do not affect our construction material deliveries.

Our Tools segment had sales of $619,000 and $1,888,000 during the three- and nine-month periods ended August 31, 2021, respectively, compared to $475,000 and $1,667,000 for the same respective periods in fiscal 2020, a 30.3% increase and a 13.3% increase, respectively. The increase in sales for the quarter and year to date fiscal 2021 is due to better economic conditions than existed a year ago during the height of the COVID-19 pandemic. While the oil and gas industry demand has not returned to its pre-pandemic levels, it is improved over a year ago. Gross margin was 20.0% for both the three- and nine-month periods ended August 31, 2021, compared to 17.1% and 21.1% for the same respective periods in fiscal 2020. The gross margin increase in Q3 of fiscal 2021 is due to increased sales volume available to cover fixed costs while the year-to-date gross margin decrease is due to the need to increase production wages to hire and retain production employees.

Expenses

Our third quarter consolidated selling expenses were $532,000 compared to $370,000 for the same period in fiscal 2020. Our year-to-date selling expenses were $1,549,000 in fiscal 2021 compared to $1,227,000 for the same period in fiscal 2020. The Agricultural Products segment contributed largely to the increase in selling expenses as we added a product development manager in November of 2020 to help us bring new products to market and improve on existing product lines. We also underwent a rebranding effort in our Agricultural Products segment that included a new logo, promotional videos and updated website which contributed to the increase in selling expenses. Additionally, we saw increased commissions as a result of increased sales in the Agricultural Products segment. The modular buildings segment also had increased commission expenses as a surge of ag buildings were sold in Q3 of fiscal 2021. Selling expenses as a percentage of sales were 8.1% and 8.7% for the three- and nine-month periods ended August 31, 2021, respectively, compared to 5.7% and 7.3% for the same respective periods in fiscal 2020.

Consolidated engineering expenses were $144,000 and $387,000 for the three- and nine-month periods ended August 31, 2021, respectively, compared to $129,000 and $361,000 for the same respective periods in fiscal 2020. The increase in engineering expenses were related to wage increases implemented to retain skilled engineers in a highly competitive job market. Engineering expenses as a percentage of sales were 2.2% and 2.2% for the three- and nine-month periods ended August 31, 2021, respectively, compared to 2.0% and 2.1% for the same respective periods in fiscal 2020.

Consolidated administrative expenses for the three- and nine-month periods ended August 31, 2021 were $902,000 and $2,627,000, respectively, compared to $939,000 and $3,216,000 for the same respective periods in fiscal 2020. The decrease in administrative expenses is the result of non-recurring expenses incurred in 2020 including approximately $133,000 of recruitment expense for management recruitment, dual management salaries of approximately $68,000 as we transitioned our Chief Executive Officer and director of materials positions, approximately $54,000 for the implementation of our OEM customer’s product line in the tools segment, and additional expense of $280,000 that included stock granted to new management staff, payout of employment agreements and bonus accruals for incentives offered by the Compensation Committee of the Board for fiscal 2020 targets. We also had $197,000 of pandemic-related expense related to employment rewards for keeping our operations running safely during the COVID-19 pandemic. Administrative expenses as a percentage of sales were 13.7% and 14.8% for the three- and nine-month periods ended August 31, 2021, respectively, compared to 14.5% and 19.0% for the same respective periods in fiscal 2020.

Net Income (Loss)

Consolidated net income was $56,000 for the three-month period ended August 31, 2021 compared to net loss of $(424,000) for the same period in fiscal 2020. Our consolidated net loss for the nine months ended August 31, 2021 was $(195,000) compared to $(1,663,000). We have now reported two straight quarters with net income after a long stretch of losses. The overall health of the agricultural economy has stabilized our primary business segment while operational improvements made during our down years have proven to increase our productivity in this time of high demand. We have combated labor shortages, rising material costs and supply chain delays well to this point, but believe the economic effects of COVID-19 have hampered greater earnings potential. We are set up well in regards to backlog to have a strong finish to fiscal 2021.

Order Backlog

The consolidated order backlog net of discounts as of October 8, 2021, was $5,941,000 compared to $3,440,000 as of October 8, 2020, an increase of $2,501,000 or 73%. The Agricultural Products segment order backlog was $3,598,000 as of October 8, 2021, compared to $974,000 in fiscal 2020 an increase of $2,624,0000 or 269%. We expect strong demand for our agricultural products to continue into 2022. The backlog for the modular buildings segment was $1,998,000 as of October 8, 2021, compared to $2,124,000 in fiscal 2020. Approximately $1,610,000 of the fiscal 2020 comparative backlog was related to a large project that had a lower profit margin than our typical projects. Because of this, we expect better results in Q4 of fiscal 2021 despite the lower backlog. The backlog for the tools segment was $345,000 as of October 8, 2021, compared to $341,000 in fiscal 2020. The oil and gas industry business we were accustomed to has not yet returned to pre-pandemic levels, however, we are still seeing strong demand on our other products. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Potential Impact of COVID-19

Management cannot predict the future impact of the COVID-19 pandemic; however, we are seeing lasting effects of the pandemic negatively affect our supply chain. Employment disruptions, increased material costs and overall demand for products have delayed the receipt of parts and components needed for production. We anticipate continued delays over the next few quarters. This problem is widespread and does not create an advantage for our competitors.

Liquidity and Capital Resources

A primary source of funds for the nine months ended August 31, 2021 was cash provided by financing activities, mainly the use of our line of credit. Cash deposits in our first and second early order programs were also a primary source of cash for us in the nine months ending August 31, 2021. Our primary use of cash was related to increasing inventory levels to meet the high levels of demand. With uncertainty on component availability, prolonged lead times and rising prices, we have been bringing in inventory far earlier than previous years, which is consuming the availability on our line of credit. We expect our primary capital needs for the remainder of fiscal 2021 to relate to operating costs, primarily production costs, fulfillment of customer deposits, and the retirement of debt. We expect to convert $1,050,000 of current debt to long-term debt in the fourth quarter of fiscal 2021 provided our EIDL loan modifications are approved and processed with the SBA and also expect our line of credit to decrease as we turn through inventory in the fourth fiscal quarter.

We have a $5,000,000 revolving line of credit with Bank Midwest that, as of August 31, 2021, had an outstanding principal balance of $4,290,030. This line of credit is scheduled to mature on March 30, 2022.

We believe cash from operations and our current financing arrangements will provide sufficient cash to finance operations and pay debt when due during the next twelve months. We expect to continue to be able to procure financing upon reasonable terms.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The persons serving as our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period subject to this report. Based on this evaluation, the persons serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of August 31, 2021. Our management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents the information with respect to purchases made by us of our common stock during the third quarter of fiscal 2021:

	Total Number of Shares Purchased (1)	Average Price Paid per Share		Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
June 1 to June 30, 2021	-		$-	N/A	N/A
July 1 to July 31, 2021	-		$-	N/A	N/A
August 1 to August 31, 2021		$		N/A	N/A
Total	-		$-

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
101

The following materials from this report, formatted in iXBRL (Inline Extensible Business Reporting Language) are filed herewith: (i) condensed consolidated balance sheets, (ii) condensed consolidated statement of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date: October 14, 2021	By: /s/ David A. King
David A. King
President and Chief Executive Officer
Date: October 14, 2021	By: /s/ Michael W. Woods
Michael W. Woods
Chief Financial Officer