Form 10-K
period 2021-11-30
ARTS WAY MANUFACTURING CO INC
filed 2022-02-17
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price on May 31, 2021 as reported on the Nasdaq Stock Market LLC ($3.29 per share), was approximately $6,747,691.

As of February 2, 2022, there were 4,628,806 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2021 Annual Meeting of Stockholders to be filed within 120 days of November 30, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Art’s-Way Manufacturing Co., Inc.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this “report”) may contain forward-looking statements that reflect future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases forward-looking statements may be identified by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Forward-looking statements in this report generally relate to: our expectations regarding the impact of COVID-19 on our business condition and results of operations; our expectations regarding our warranty costs and order backlog; our beliefs regarding the sufficiency of working capital and cash flows; our expectations regarding our continued ability to renew or obtain financing on reasonable terms when necessary as well as our continued positive relationship with our creditors and lenders; the impact of recently issued accounting pronouncements; our intentions and beliefs relating to our costs, product developments and business strategies; our expectations concerning our continued expansion into international markets; our expectations with respect to government spending and programs that may directly or indirectly be used to purchase our products; our beliefs concerning our ability to attract and maintain an adequate workforce in a competitive labor market; our expected operating and financial results; our beliefs concerning the effects of, and costs of compliance with government regulations; our expectations concerning our primary capital and cash flow needs; our beliefs regarding competitive factors and our competitive strengths; our expectations regarding our capabilities and demand for our products; our predictions regarding the impact of seasonality; our beliefs regarding the impact of the farming industry on our business; our beliefs regarding our internal controls over financial reporting; and our intentions for paying dividends. Many of these forward-looking statements are located in this report under “Item 1. BUSINESS” and “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” but they may appear in other sections as well.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, the ongoing COVID-19 pandemic; the impact of changes in credit markets on our ability to continue to obtain financing on reasonable terms; our ability to repay current debt, continue to meet debt obligations and comply with financial covenants; obstacles related to liquidation of product lines; the effect of general economic conditions, including consumer and governmental spending, on the demand for our products and the cost of our supplies and materials; fluctuations in seasonal demand and our production cycle; the ability of our suppliers to meet our demands for raw materials and component parts; our original equipment manufacturer customers’ decisions regarding supply chain structure, inventory levels, and overall business conditions; fluctuations in the price of raw materials, especially steel; our ability to predict and meet the demands of each market in which our segments operate; a decrease in demand for our products in international markets; the existence and outcome of product liability claims and other ordinary course litigation; changes in environmental, health and safety regulations and employment laws; our ability to fill open positions within the Company and retain our key employees; the cost of complying with laws, regulations, and standards relating to corporate governance and public disclosure, and the demand such compliance places on management’s time; and other factors described in this report and from time to time in our other reports filed with the Securities and Exchange Commission. We do not intend to update the forward-looking statements contained in this report other than as required by law. We caution investors not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. This report and the documents that we reference in this report and have filed as exhibits should be read completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

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

We have organized our business into three operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies. Our Agricultural Products segment manufactures and distributes farm equipment under the Art’s-Way name. Our Modular Buildings segment manufactures modular buildings for various uses, commonly animal containment and research laboratories, through our wholly-owned subsidiary, Art’s-Way Scientific, Inc., an Iowa corporation. Our Tools segment manufactures standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and OEM tools through our wholly-owned subsidiary, Ohio Metal Working Products/Art’s-Way, Inc., an Ohio corporation. For detailed financial information relating to segment reporting, see Note 16 “Segment Information” to our financial statements in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this report.

Corporate information about Art’s-Way can be found on our website, http://www.artsway-mfg.com/ while information on our agriculture products can be found on http://www.artsway.com/. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Exchange Act requires us to file periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at http://www.sec.gov.

Business of Our Segments

Agricultural Products

Our Agricultural Products segment, which accounted for 67.4% of our net revenue in the 2021 fiscal year and 58.4% of our net revenue in the 2020 fiscal year, is located primarily in Armstrong, Iowa. This segment manufactures a variety of specialized farm machinery under our own label, including portable and stationary animal feed processing equipment and related attachments used to mill and mix feed grains into custom animal feed rations; a line of forage equipment consisting of forage boxes, bale processors, running gear, and dump boxes; a line of manure spreaders; sugar beet harvesting equipment; and a line of dirt work equipment. We sell our labeled products through independent farm equipment dealers throughout the United States, Australia, Canada, Japan and the United Kingdom. We also provide after-market service parts that are available to keep our branded equipment operating to the satisfaction of the end user of our products.

Modular Buildings

Our Modular Buildings segment, which accounted for 22.7% of our net revenue in the 2021 fiscal year and 31.2% of our net revenue in the 2020 fiscal year, is located in Monona, Iowa. This segment produces, sells and leases modular buildings, which are custom-designed to meet the specific research needs of our customers. The buildings we commonly produce range from basic swine buildings to complex containment research laboratories. We plan to continue our focus on providing research facilities for academic research institutions, government research and diagnostic centers, public health institutions and private research and pharmaceutical companies, as those are our primary market sectors. We provide services from start to finish by designing, manufacturing, delivering and installing these facilities to meet customers’ critical requirements. In addition to selling these facilities, we also offer a lease option to customers in need of temporary facilities.

Tools

Our Tools segment, which is located in Canton, Ohio, accounted for 9.9% of our net revenue in the 2021 fiscal year and 10.4% of our net revenue in the 2020 fiscal year. This segment produces and sells standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools and OEM specialty tools. The tools are used by manufacturers in various industries to cut and shape various parts, pipes, and fittings. The marketing of the tools is primarily through independent distributors supplying manufacturers with industrial tools and supplies. We plan to continue our focus on providing cutting tools to industries such as automotive, aerospace, oil and gas piping, and appliances.

Our Principal Agricultural Products

Arthur Luscombe built the first PTO powered grinder mixer on his farm near Dolliver, Iowa. The product’s ability to tackle even the most demanding workload made it an overwhelming success – and secured Luscombe’s reputation as a farmer, entrepreneur and independent thinker who did things his way. Over the years our Agricultural Products segment has grown through developing several new products and with acquisitions. We take pride in our manure spreaders, forage equipment, bale processors, dirt work equipment, sugar beet harvesting equipment and feed mills. OEM work is also supplied to the industry’s leading manufacturers.

Feed mills. There’s no one better than Art’s Way when it comes to processing feed. Stationary mills for livestock feeding or breweries, portable units for small operations and large grinder mixers for the modern feeding operation have our customers’ backs day in and day out. Hammer mills provide faster processing and easily changing micron size or roller mills offer more consistency. We offer the most complete lineup of equipment in feed processing.

Manure spreaders. The X Series spreaders have a unique vertical beater placement combined with guillotine slop gate controls to create the best spread pattern in the industry. Flared sides and densilite flooring provide easy loading and material movement. Backed by our limited lifetime warranty on the apron chain, customers can depend on this rugged machine. The upgraded rate control option powered by Raven is the only unit in the industry to have completely automatic spreading capabilities with apron speed and slop gate control.

Forage. The 2100 series are user-friendly forage boxes in different lengths and unload configurations. It is the only box in its class to offer 100% in-cab controls. Tube side stakes and corrugated sides give users confidence when side-by-side with competitor models. The 9016-HD High Dump cart boasts the largest capacity in the industry at 40,000 pounds.

Bale processors. Spread large round or square bales in the same machine attached to a skid steer, telehandler, or tractor with the patented TOP-SPREAD loader mounted spreader. The compact size fits into barns and alleyways and is easy to maneuver. On a construction site, load on a flatbed pick and cover roadsides or fresh seeding quickly from the seat of a skid steer.

Dirt work equipment. Level out and shape fields with the single blade or folding land planes featuring our patented floating hitch design. Reduce erosion by eliminating water pockets, furrows, and implement scars in the field. Shape yards or work sites with standard or rear steer graders that follow closely behind the tractor for leveling in smaller spaces.

Sugar beet harvesting equipment. We are proud to offer the best sugar beet cleaning in the industry during muddy harvest conditions with our patented grab roll bed. Our 12-row harvester has been improved with an automatic leveling system add-on for consistent digging across the field. The defoliator cleanly removes the leaves off the beets prior to digging them up for harvest. The leaves are incorporated back into the soil to provide nutrients for next year’s crop.

Product Distribution and Markets

We distribute goods for our Agricultural Products segment primarily through a network of approximately 1,000 U.S. and Canadian independent dealers, as well as overseas dealers in Australia, Japan and the United Kingdom, whose customers require specialized agricultural machinery. We have sales representation in 48 states and seven Canadian provinces. Our dealers sell our products to various agricultural and commercial customers. We also maintain a local sales force in our Armstrong, Iowa facility to provide oversight services for our distribution network, communicate with end users, and recruit and train dealers on the uses of our products. Our local service parts staff is available to help customers and dealers with their service parts needs. Our Modular Buildings segment typically sells products customized to the end-user’s requirements directly to the end-user. Our Tools segment distributes products through manufacturers’ representatives, direct sales, and OEM sales channels.

We currently export products to nine foreign countries. We have been shipping grinder mixers abroad since 2006 and have exported portable rollermills and sugar beet harvesters as well. We continue to strengthen these relationships and intend to develop new international markets. Our international sales accounted for 2.6% of consolidated sales during the 2021 fiscal year compared to 3.4% in the 2020 fiscal year.

Backlog. Our backlogs of orders vary on a daily basis. As of February 2, 2022, our Tools segment had approximately $503,000 of backlog compared to $302,000 from the same date in 2021. This is the largest backlog on record for the Tools segment and while that is great news, there are capacity challenges ahead in order to fulfil these orders. In order to combat ongoing labor shortages, the Company issued a purchase order on January 31, 2022 for approximately $161,000 to purchase a Haas milling machine and robot package. Our Modular Buildings segment had approximately of $1,243,000 of backlog as of February 2, 2022, compared to $1,226,000 on that date in 2021. While the total backlog year on year is similar, the quality of margin on the 2022 backlog is much improved as approximately $496,000 of the 2021 backlog was estimated to carry a 3% margin compared to typical margin of 25%. Our Agricultural Products segment had a net backlog of approximately $10,459,000 as of February 2, 2022 compared to $6,363,000 on February 2, 2021. The continued strong demand in the Agricultural Products puts us in a position to have another successful year. We will be working to refine our process and improve our manufacturing volume outputs in fiscal 2022 to meet this added demand. On February 7, 2022 we signed a finance lease agreement to purchase three robotic weld cells for $297,600. We expect these weld robots to improve the efficiency of our weld shop and to alleviate capacity concerns related to a shortage in skilled welders. We expect that our order backlogs will continue to fluctuate as orders are received, filled, or canceled, and, due to dealer discount arrangements we may enter into from time to time, these figures are not necessarily indicative of future revenue.

Recent Product Developments

Throughout the 2021 fiscal year, we focused on capturing feedback from our customers to make improvements to our current long-standing reliable products and building out our line-up of quality livestock equipment for our producers. Projects include expanding our manure spreader model offerings, completing different configurations for our forage boxes and modernizing some of our manufacturing methods across all products.

Our Tools and Modular Buildings segments complete projects based on customer specifications and did not engage in specific product development during the 2021 fiscal year.

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

In addition, in order to capitalize on brand recognition for our Agricultural Products segment, we have numerous product lines produced under our own label. We also provide aftermarket service parts which are available to keep our branded and OEM-produced equipment operating to the satisfaction of the customer. We sell products to customers in the United States and nine foreign countries through a network of approximately 1,000 independent dealers in the United States and Canada, as well as overseas dealers in Australia, Japan and the United Kingdom.

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

Raw Materials, Principal Suppliers, and Customers

Raw materials for our various segments are acquired from domestic and foreign sources and normally are readily available. We saw lead times increase on raw materials in 2021 as labor shortages from the COVID-19 pandemic left many of our suppliers understaffed. We do rely on foreign suppliers and foreign markets for materials and components for some of our products. However, these suppliers are not principal suppliers and there are alternative sources for these materials.

We have an OEM supplier agreement with Case New Holland (“CNH”) for our Agricultural Products segment. Under the OEM agreement, we have agreed to supply CNH’s requirements for certain feed processing and service parts, primarily blowers, under CNH’s label. The agreement has no minimum requirements and can be cancelled upon certain conditions. The initial term of the agreement with CNH expired in September 2006, but the agreement continues in force until terminated or cancelled by either party. On October 27, 2021, the Company informed CNH that it was terminating the OEM agreement as written. The agreement remains in place for one year from date of termination. It is the expectation that the Company will enter into a new agreement with CNH at the expiration date.

We do not typically rely on sales to one customer or a small group of customers. During the 2021 fiscal year, one customer accounted for more than 8% consolidated net revenues.

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

Employees

As of November 30, 2021, we employed approximately 92 employees in our Agricultural Products segment, seven of whom were employed on a part-time basis. As of the same date, we had 25 employees in our Tools segment, one of whom was employed on a part-time basis. The majority of the employees in our Tools segment are represented by a union and covered by a collective bargaining agreement. In addition, our Modular Buildings segment employed approximately 22 full-time employees as of the same date. These numbers do not necessarily represent peak employment during the 2021 fiscal year.

Item 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 1B. UNRESOLVED STAFF COMMENTS.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 2. PROPERTIES.

Our executive offices, as well as the primary production and warehousing facilities for our Agricultural Products segment, are located in Armstrong, Iowa. These facilities were constructed after 1965 and remain in fair condition. The facilities in Armstrong contain approximately 249,000 square feet of usable space. We have engaged in several building improvement projects during the last several years including most recently updating our office spaces and employee break room in 2021. In addition, we own approximately 127 acres of land west of Armstrong, on which the factory and inventory storage space is situated for our Agricultural Products segment.

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

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.’

Market Information

Our common stock trades on the Nasdaq Stock Market LLC under the symbol “ARTW.”

Stockholders

We have two classes of stock, undesignated preferred stock and $0.01 par value common stock. No shares of preferred stock have been issued or are outstanding. As of February 4, 2022, we had 79 common stock stockholders of record, which number does not include stockholders who hold our common stock in street name.

Dividends

We did not pay a dividend during the 2021 or 2020 fiscal years. We expect that the payment of and the amount of any future dividends will depend on our financial condition at that time.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Company

There were no purchases of common stock by the Company made in the fourth quarter of fiscal 2021.

Equity Compensation Plans

For information on our equity compensation plans, refer to Item 12, “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

Item 6. SELECTED FINANCIAL DATA.

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. ’

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

Financial Condition

The 2021 fiscal year proved to be a turning point for our company. Our Agricultural Products segment saw a 28.6% increase in sales from the 2020 fiscal year and the segment recorded its first profitable year since fiscal 2015. We are seeing even higher demand for our products at the start of fiscal 2022 and believe another year of continued improvement is ahead of us. Our Modular Buildings segment struggled in the first six months of fiscal 2021 as we closed out a large contract that demanded a large portion of our resources. Pent up demand for agriculture buildings and research labs from the pandemic started to give way in the second half of fiscal 2021. The Modular Buildings segment finished the year strong and showed profit for fiscal 2021. Our Tools segment experienced steady demand increases in fiscal 2021, but labor shortages hampered its ability to take advantage of a strengthening economy. We made some wage and benefit improvements in the second half of fiscal 2021 that we anticipate will help with hiring and retainage in fiscal 2022.

Our consolidated balance sheet indicates a stable financial position as of November 30, 2021. We finished the year with approximately $213,000 of consolidated net income and saw our working capital increase by approximately $350,000. Our inventory saw the most significant increase year on year as we prepare to fill our significant demand for 2022.

We expect to have access to capital as needed throughout fiscal 2022 through the sale of inventory and from the use of our line of credit. On November 30, 2021 we had $925,470 available on our line of credit and $2,257,904 of excess collateral towards our borrowing base. Our working capital remained strong at approximately $4,487,000 in fiscal 2021 with a current ratio of 1.58. Our banking relationship remains positive and we expect it to only strengthen as our financial results continue to improve. We do not foresee liquidity issues within the next twelve months.

While we have largely returned to normal operations, the COVID-19 pandemic continues to cause challenges. During fiscal 2021, we experienced supply chain disruptions and an overall increase in the price of raw materials and other components used in our products. We also incurred higher labor costs and challenges to fill open positions due to a highly competitive job market. Additionally, we experienced periodic operational disruptions as our employees contracted or were potentially exposed to COVID-19 and were forced to self-isolate in accordance with state and federal guidelines. The extent of the pandemic’s effect on our financial condition and results of operations will depend in large part on future developments which cannot be reasonably estimated at this time. Future developments include the duration, scope and severity of the pandemic, the emergence of new virus variants that are more contagious or harmful than prior variants, the actions taken to contain or mitigate the pandemic’s impact both within and outside the jurisdictions in which we operate, and the potential adverse effects on the global supply chain, labor market, and general economic activity. Due to the inherent uncertainty associated with the COVID-19 pandemic, we are unable to predict the impact the pandemic may have on our future results of operations or financial condition.

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

In certain circumstances, upon the customer’s written request, we may recognize revenue when production is complete, and the goods are ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment. The customer dictates that we ship the goods per its direction from our manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that we will segregate the goods from our inventory, such that they are not available to fill other orders. This agreement also specifies that the customer is required to purchase all goods manufactured under this agreement. Title of the goods will pass to the customer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the customer, and the customer agrees to maintain insurance on the manufactured items that have not yet been shipped. We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both the customers and us. The credit terms on this agreement are consistent with the credit terms on all other sales. All risks of loss are shouldered by the customer, and there are no exceptions to the customer’s commitment to accept and pay for these manufactured goods. Revenues recognized when goods were ready for shipment in fiscal 2021 were approximately $711,000, while we had no bill and hold revenue in fiscal 2020.

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

Results of Operations

Fiscal Year Ended November 30, 2021 Compared to Fiscal Year Ended November 30, 2020

Our consolidated net sales totaled $24,965,000 for the 2021 fiscal year, which represents a 11.4% increase from our consolidated net sales of $22,409,000 for the 2020 fiscal year. The increase in revenue is due to increased demand in the Agricultural Products segments. Our consolidated gross profit as a percentage of net sales increased to 26.4% in the 2021 fiscal year when compared to 10.7% of net sales in the 2020 fiscal year. We saw increased gross profit percentage in two of three segments in fiscal 2021. Our consolidated operating expenses decreased by 3.8%, from $6,309,000 in the 2020 fiscal year to $6,073,000 in the 2021 fiscal year. Because the majority of our corporate general and administrative expenses are borne by our Agricultural Products segment, that segment represented $4,571,000 of our total consolidated operating expenses, while our Modular Buildings segment represented $928,000 and our Tools segment represented $574,000.

Our consolidated operating income for the 2021 fiscal year was $523,000 compared to operating loss of $(3,910,000) for the 2020 fiscal year. Our Agricultural Products segment had operating income of $599,000, our Modular Buildings segment had operating income of $74,000 and our Tools segment had an operating loss of $(150,000).

Consolidated net income for the 2021 fiscal year was $213,000 compared to net loss of $(2,103,000) in the 2020 fiscal year, an improvement of $2,316,000.

Our effective tax rate for the 2021 and 2020 fiscal years was 20.3% and 28.9%, respectively. The decrease in the effective tax rate is due to the tax treatment of Paycheck Protection Program loan forgiveness as discussed in Note 1 from fiscal year 2020, “Summary of Significant Accounting Policies” to our financial statements in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this report.

Agricultural Products. Our Agricultural Products segment’s net sales for the 2021 fiscal year were $16,826,000 compared to $13,085,000 during the 2020 fiscal year, an increase of $3,741,000, or 28.6%. The sales increase is attributable to favorable agriculture market conditions as commodity prices hit five year highs. We saw increased demand for our grinder mixers, manure spreaders and beet harvesting equipment in fiscal 2021. We are carrying even higher backlog numbers than we saw in fiscal 2021 as we transition to fiscal 2022.

Gross profit percentage for the 2021 fiscal year was 30.7% compared to 16.5% for the 2020 fiscal year. Despite continued margin pressure from increasing material and component costs in fiscal 2021, Art’s-Way was able to combat margin erosion through multiple price increases to customers. Much of the gross margin improvement year on year was due to $996,000 of inventory obsolescence expense we had in fiscal 2020 that was related to increasing reserves on product lines we eliminated strategically from our offering including UHC reels, Miller Pro forage boxes, rakes and augers which was not repeated in fiscal 2021. We also saw an 18% increase in our labor output on roughly the same amount of wages in 2021 due to increased demand and better shop floor planning.

Our Agricultural Products segment’s operating expenses for the 2021 fiscal year were $4,571,000 compared to $4,483,000 for the 2020 fiscal year, an increase of $88,000, or 2.0%. The increase in operating expenses was primarily due to increased selling expenses from a rebranding initiative that took place in fiscal 2021 and the addition of a product development manager to help drive our product lines towards the needs of the customer. The rebranding initiative refreshed the Art’s-Way logo, website, and literature to better fit the customers we serve. Our general and administrative expenses were down in fiscal 2021 as we incurred some one-time pandemic and dual salaries expense in 2020 as we transitioned two members of senior management. We saw a slight increase in engineering expenses in the Agricultural Products segment in fiscal 2021 as we made market competitive salary adjustments for our engineering department. Total income from operations for our Agricultural Products segment during the 2021 fiscal year was $599,000 compared to an operating loss of $(2,318,000) for the 2020 fiscal year, an improvement of $2,917,000.

Modular Buildings. Our Modular Buildings segment’s net sales for the 2021 fiscal year were $5,678,000 compared to $6,993,000 for the 2020 fiscal year, a decrease of $1,315,000, or 18.8%. The decrease in sales was attributable to a large construction project spanning the last three fiscal years that reached completion in fiscal 2021. Gross profit for the 2021 fiscal year was 17.7% compared to (3.7)% during the 2020 fiscal year. The increase in gross profit was due to the completion of a large construction contract that negatively affected our margin and the execution of new contracts with higher quality margins. Operating expenses for the 2021 fiscal year were $928,000 compared to $1,034,000 for the 2020 fiscal year, a decrease of $106,000, or 10.3%. While overall our operating expenses declined, we did see approximately $83,000 of increased selling expenses from commissions on the sale of modular agriculture buildings and increased trade show participation. Our general and administrative expenses were down approximately $189,000 due to decreased bonus expense, one-time pandemic expense in 2020 and reduced corporate allocation expense in fiscal 2021. Total income from operations from our Modular Buildings segment during the 2021 fiscal year was $74,000 compared to an operating loss of $(1,295,000) in the 2020 fiscal year, a reduction in loss of $1,369,000.

Tools. Our Tools segment’s net sales for the 2021 fiscal year were $2,461,000 compared to $2,331,000 for the 2020 fiscal year, an increase of $130,000, or 5.6%. This segment has not fully recovered from the drop in oil prices at the start of the pandemic in fiscal 2020 that flattened our sales. Our backlog has remained steady and strong since the pandemic. Like the majority of businesses in current economic conditions, we are having trouble maintaining a skilled workforce, but have taken steps to increase automation to lessen this burden. Gross profit for the 2021 fiscal year was 17.2% compared to 21.3% for the 2020 fiscal year. Our gross margin decreased in fiscal 2021 as we raised wages in order to attract and retain shop employees. We saw a 2% increase in wages while not achieving the same efficiency output we did in 2020 due to the loss of some longer tenured employees and high turnover. Operating expenses were $574,000 for the 2021 fiscal year compared to $792,000 for the 2020 fiscal year, a decrease of $219,000, or 27.6%. This decreased operating expenses were due to decreases in general administrative costs, primarily deceased bonus expense, corporate expense allocation and OEM implementation costs in fiscal 2021 compared to fiscal 2020.

Trends and Uncertainties

We are subject to a number of trends and uncertainties that may affect our short-term or long-term liquidity, sales revenues, and operations. Similar to other farm equipment manufacturers, we are affected by items unique to the farm industry, including fluctuations in farm income resulting from the change in commodity prices, crop damage caused by weather and insects, government farm programs, interest rate fluctuations, and other unpredictable variables. Other uncertainties include our OEM customers and the decisions they make regarding their current supply chain structure, inventory levels, and overall business conditions. Management believes that our business is dependent on the farming industry for the bulk of our sales revenues. As such, our business tends to reap the benefits of increases in farm net income, as farmers tend to purchase equipment in lucrative times and forgo purchases in less profitable years. Direct government payments have been increasing in the past two years and costs of agricultural production are increasing; therefore, we anticipate that further increases in the value of production will benefit our business, while any future decreases in the value of production will decrease farm net income and may negatively affect our financial results.

As with other farm equipment manufacturers, we depend on our network of dealers to influence customers’ decisions, and dealer influence is often more persuasive than a manufacturer’s reputation or the price of the product.

Seasonality

Sales of our agricultural products are seasonal; however, we have tried to decrease the impact of this seasonality through the development of beet harvesting machinery, as the peak periods for these products occur at different times.

We believe that our tool sales are not seasonal. Our modular building sales are somewhat seasonal, and we believe that this is due to the budgeting and funding cycles of the universities that commonly purchase our modular buildings. We believe that this cycle can be offset by building backlogs of inventory, by increasing sales to other public and private sectors and by creating repeatable business opportunities.

Liquidity and Capital Resources

Our main source of funds during the 2021 fiscal year was cash generated by financing activities. We used proceeds of $1,715,000 from our line of credit to fund our operating and investing activities. Our operations consumed approximately $986,000 of cash, the majority of which was used to increase our inventory levels to combat supply chain delays and to fulfill our massive backlog. We used approximately $620,000 of cash to update facilities and equipment which included development of a new customer portal and website and facility upgrades. We expect to use cash in fiscal 2022 to acquire equipment that improves our shop output and efficiency including robotic weld cells and improved plasma cutting and roller technology. We believe these additions will be key to fulfilling customer demand and allow us to be more competitive in our industry.

We have a Bank Midwest credit facility consisting of a $5,000,000 revolving line of credit, pursuant to which we had borrowed $4,074,530, with $925,470 remaining, as of November 30, 2021, and one term loan, which had an outstanding principal balance of $2,260,412 as of November 30, 2021. The revolving line of credit is being used for working capital purposes. We also have three Economic Injury Disaster Loans provided by the U.S. Small Business Administration with an aggregate principal balance of $450,000 as of November 30, 2021.

Our loans require us to comply with various covenants, including maintaining certain financial ratios and obtaining prior written consent from Bank Midwest for any investment in, acquisition of, or guaranty relating to another business or entity. We were out of compliance with our debt to worth ratio covenant in place under the Bank Midwest loans as of November 30, 2021. Bank Midwest has issued a waiver forgiving the noncompliance as of November 30, 2021, and in turn waived the event of default.

For additional information about our financing activities, please refer to Note 9 “Loan and Credit Agreements” to our financial statements in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this report.

The following table represents our working capital and current ratio as of the end of the past two fiscal years:

	November 30, 2021	November 30, 2020
Current Assets	$12,174,245	$10,301,350
Current Liabilities	7,686,817	6,164,776
Working Capital	$4,487,428	$4,136,574

Current Ratio	1.58	1.67

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Art's-Way Manufacturing Co., Inc.

Armstrong, Iowa

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Art’s-Way Manufacturing Co., Inc. and Subsidiaries (the Company) as of November 30, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Inventories

As discussed in Note 3 to the Company’s consolidated financial statements, the gross inventories balance was $11,735,846 and the balance net of reserves was $9,210,103 as of November 30, 2021. The Company values its inventories at the lower of cost or net realizable value, and cost being determined using the standard costing method. The Company writes down inventory for slow-moving and obsolete inventory based on expected usage information for raw materials and historical selling trends for finished goods. As disclosed by management, if these factors are less favorable than those projected, additional inventory write-downs may be required.

The principal considerations for our determination that performing procedures relating to valuation of inventories is a critical audit matter are the significant assumptions and complex judgments by management when determining the future salability of the inventory and its net realizable value. These assumptions and judgments include the assessment of the net realizable value by inventory category considering retention periods, future usage and market demand for products which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s methods, calculations, and assumptions.

The primary procedures we performed to address this critical audit matter included:

• Gaining an understanding of management’s process and methodology to develop the estimates.

• Evaluating the reasonableness of assumptions used by management in forming the forecasted inventory usage and future salability, including examining historical accuracy of the Company’s prior estimates by considering subsequent sales and write-off activity.

• Testing the completeness, accuracy, and relevance of the underlying data used in management’s estimate.

• Testing the mathematical accuracy and computation related to the application of the methodology to specific inventory items and categories.

/s/ Eide Bailly LLP

We have served as the Company’s auditor since 2006.

Fargo, North Dakota

February 17, 2022

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Balance Sheets

	November 30, 2021	November 30, 2020
Assets
Current assets:
Cash	$2,658	$2,684
Accounts receivable-customers, net of allowance for doubtful accounts of $38,188 and $51,175 in 2021 and 2020, respectively	2,663,030	2,390,604
Inventories, net	9,210,103	7,762,400
Cost and profit in excess of billings	177,284	56,026
Net investment in sales-type leases, current	-	28,352
Other current assets	121,170	61,284
Total current assets	12,174,245	10,301,350
Property, plant, and equipment, net	5,237,328	5,218,662
Assets held for lease, net	521,555	521,555
Deferred income taxes	2,621,886	2,667,686
Other assets	299,034	93,760
Total assets	$20,854,048	$18,803,013
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,737,091	$1,955,404
Customer deposits	278,509	198,225
Billings in excess of cost and profit	280,761	276,226
Income taxes payable	5,500	1,100
Accrued expenses	1,210,964	1,279,312
Line of credit	4,074,530	2,359,530
Current portion of long-term debt	99,462	94,979
Total current liabilities	7,686,817	6,164,776
Long-term portion of finance lease liabilities	142,386	-
Long-term portion of operating lease liabilities	34,931	18,342
Long-term debt, excluding current portion	2,635,467	2,713,150
Total liabilities	10,499,601	8,896,268
Commitments and Contingencies (Notes 8, 9 and 15)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2021 and 2020; issued and outstanding 0 shares in 2021 and 2020.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2021 and 2020; issued 4,583,504 in 2021 and 4,470,004 in 2020	45,835	44,700
Additional paid-in capital	3,760,649	3,496,243
Retained earnings	6,656,487	6,443,856
Treasury stock, at cost (44,532 in 2021 and 35,097 in 2020 shares)	(108,524)	(78,054)
Total stockholders’ equity	10,354,447	9,906,745
Total liabilities and stockholders’ equity	$20,854,048	$18,803,013

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Statements of Operations

	Years Ended
	November 30, 2021	November 30, 2020
Sales	$24,965,086	$22,409,123
Cost of goods sold	18,368,596	20,009,523
Gross profit	6,596,490	2,399,600
Expenses:
Engineering	505,085	476,721
Selling	2,014,149	1,623,960
General and administrative	3,553,848	4,208,553
Total expenses	6,073,082	6,309,234
Income (Loss) from operations	523,408	(3,909,634)
Other income (expense):
Interest expense	(313,485)	(304,611)
Other	56,967	1,254,289
Total other income (expense)	(256,518)	949,678
Income (Loss) before income taxes	266,890	(2,959,956)
Income tax expense (benefit)	54,259	(856,470)
Net Income (Loss)	212,631	(2,103,486)

Net Income (Loss) per share
Basic Net Income (Loss) per share	$0.05	$(0.48)
Diluted Net Income (Loss) per share	$0.05	$(0.48)

Weighted average outstanding shares used to compute basic net loss per share	4,515,229	4,393,887
Weighted average outstanding shares used to compute diluted net loss per share	4,515,229	4,393,887

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Statements of Stockholders' Equity

Years Ended November 30, 2021 and 2020

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2019	4,321,087	43,211	3,250,087	8,547,342	18,842	(47,058)	11,793,582
Stock based compensation	148,917	1,489	246,156		16,255	(30,996)	216,649
Net (loss)				(2,103,486)			(2,103,486)
Balance, November 30, 2020	4,470,004	44,700	3,496,243	6,443,856	35,097	(78,054)	9,906,745
Stock based compensation	113,500	1,135	264,406		9,435	(30,470)	235,071
Net Income				212,631			212,631
Balance, November 30, 2021	4,583,504	45,835	3,760,649	6,656,487	44,532	(108,524)	10,354,447

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Statements of Cash Flows

	Twelve Months Ended
	November 30, 2021	November 30, 2020
Cash flows from operations:
Net income (loss)	$212,631	$(2,103,486)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	265,541	247,645
Increase (Decrease) in obsolete inventory reserves	(638,633)	556,303
(Gain) Loss on disposal of property, plant, and equipment	(17,935)	25,195
Depreciation and amortization expense	613,409	818,234
Accrued interest on deferred debt payments	16,982	7,536
Change in allowance for doubtful accounts	(12,987)	28,250
Debt forgiveness from Paycheck Protection Program loan	-	(1,242,900)
Deferred income taxes	45,800	(881,638)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(259,439)	(738,879)
Inventories	(809,070)	459,804
Net investment in sales-type leases	28,352	125,435
Other assets	(59,887)	9,649
Increase (decrease) in:
Accounts payable	(218,313)	750,091
Contracts in progress, net	(116,723)	857,936
Customer deposits	80,284	92,862
Income taxes payable	4,400	(5,300)
Accrued expenses	(120,266)	136,949
Net cash used in operating activities	(985,854)	(856,314)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(620,284)	(693,414)
Net proceeds from sale of assets	20,807	191,764
Net cash used in investing activities	(599,477)	(501,650)
Cash flows from financing activities:
Net change in line of credit	1,715,000	(219,000)
Principal payments on finance lease obligations	(9,046)	-
Proceeds from term debt	-	1,692,900
Repayment of term debt	(90,179)	(85,401)
Repurchases of common stock	(30,470)	(30,996)
Net cash provided by financing activities	1,585,305	1,357,503
Net decrease in cash	(26)	(461)
Cash at beginning of period	2,684	3,145
Cash at end of period	$2,658	$2,684

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$270,616	$263,598
Income taxes	1,675	28,514

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use (ROU) assets acquired	$219,937	$27,879

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

Art’s-Way Manufacturing Co., Inc.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

(a)	Nature of Business

Art’s-Way Manufacturing Co., Inc. (the “Company”) is primarily engaged in the fabrication and sale of specialized farm machinery in the agricultural sector of the United States. Primary product offerings include portable and stationary animal feed processing equipment; hay and forage equipment; sugar beet harvesting equipment; dirt work equipment and manure spreaders. The Company sells its labeled products through independent farm equipment dealers throughout the United States. The Company also provides after-market service parts that are available to keep its branded and OEM-produced equipment operating to the satisfaction of the end user of the Company’s products.

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

The Company’s Tools segment is a domestic manufacturer and distributor of standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond), CBN (cubic boron nitride) inserts and OEM specialty tools through the Company’s wholly-owned subsidiary, Ohio Metal Working Company/Art’s-Way, Inc.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of Art’s-Way Manufacturing Co., Inc. and its wholly-owned subsidiaries for the 2021 fiscal year, which includes Art’s-Way Scientific, Inc., and Ohio Metal Working Products/Art’s-Way, Inc. All material inter-company accounts and transactions are eliminated in consolidation.

(c)	Change in Accounting Estimate

During the fiscal year 2020, the Company made a change in accounting estimate related to the estimated costs to complete a material construction contract. The change in estimate was related to the expected collectability of change orders driven from project modifications in the design process and scope gaps that occurred because of the design changes. Further unforeseen costs including increased costs from project delays due to COVID-19, issues with site conditions, subcontractor rework and expected liquidated damages deteriorated the gross profit margin on the project further through the fourth fiscal quarter of 2020. Overall, approximately $1.3 million of additional revenue was generated since the inception of the contract compared to $2.8 million of additional estimated costs to complete. The Company determined this was a change in accounting estimate in accordance with Accounting Standards Codification (“ASC”) 250-10 “Accounting Changes and Error Corrections” based on the timing of when information was reasonably considered available for the expected additional costs. The Company recognized approximately $1.2 million in revenue at a reduced margin for the Modular Buildings segment in the first and second quarters of fiscal 2021 as a result of this change in estimate.

In the fourth quarter of fiscal 2020, the Company made a change in accounting estimate related to the inventory obsolescence reserve for UHC reels, Miller Pro forage and rake, auger, and other non-current product lines. The Company concluded these items were not going to be a part of the Company’s strategic product offering going forward and increased the reserve on these items approximately $681,000 in November 2020. The Company scrapped approximately $543,000 of obsolete inventory in 2021 and expects these efforts to continue into 2022. The effect of the increased reserve reduced net inventory, added additional cost of goods sold expense reducing income from operations and also had an effect on working capital debt covenants by approximately $681,000. The Company determined this was a change in accounting estimated in accordance with Accounting Standards Codification (“ASC”) 250-10 “Accounting Changes and Error Corrections.”

(d)	Cash Concentration

The Company maintains several different accounts at one bank, and balances in these accounts could periodically exceed the federally insured limits. However, management believes the risk of loss to be low.

(e)	Customer Concentration

During the 2021 and 2020 fiscal years, one customer accounted for more than 8% and 18%, respectively, of consolidated revenues. The large concentration percentage in fiscal 2020 was due to a large construction contract in our Modular Buildings segment while our largest customer in 2021 was in the Agricultural Products segment.

(f)	Accounts Receivable

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

(g)	Inventories

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

(h)	Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Depreciation of plant and equipment is provided using the straight-line method, based on the estimated useful lives of the assets which range from three to 40 years.

(i)	Leases

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

There were no future minimum lease receipts from sales-type leases as of November 30, 2021.

The components related to sales-type leases on November 30, 2020 are as follows:

November 30, 2020
Minimum lease receivable, current	$29,002
Unearned interest income, current	(650)
Net investment in sales-type leases, current	$28,352

There was no sales activity related to sales-type leases for the years ended November 30, 2021 and November 30, 2020.

The Company determines if an arrangement is a lease at inception of a contract. The nature of the Company’s leases at this time is shop machinery and office equipment, mainly copiers, with terms of 12 to 60 months. Operating and finance leases are included in other assets as lease right-of-use (“ROU”) assets on the Consolidated Balance Sheets while current lease liabilities are included as accrued expenses. The long-term portions of lease liabilities are shown as long-term liabilities on the Consolidated Balance Sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term while finance lease ROU assets are amortized on a straight line basis and interest expense is recorded over the lease term.

The Company has copier lease agreements with lease and non-lease components and has elected the practical expedient not to separate lease and non-lease components for this asset class. The Company has also elected not to recognize lease liabilities and ROU assets for leases with an initial term of twelve months or less. The Company recognizes variable costs that depend on usage in profit or loss as they are incurred.

The components of operating leases on the Consolidated Balance Sheets at November 30, 2021 and November 30, 2020 were as follows:

	November 30, 2021	November 30, 2020
Operating lease right-of-use assets (in other assets)	$47,794	27,879

Current portion of operating lease liabilities (in accrued expenses)	$12,863	9,537
Long-term portion of operating lease liabilities	34,931	18,342
Total operating lease liabilities	$47,794	27,879

The Company recorded $22,445 of operating lease expense in the year ended November 30, 2021 compared $23,121 in the same period of fiscal 2020, including variable costs tied to usage. The Company’s operating leases carry a weighted average lease term of 48 months and have a weighted average discount rate of 5.50%

Future maturities of operating lease liabilities as of November 30, 2021 are as follows:

2022	14,914
2023	12,344
2024	11,162
2025	9,532
2026	4,765
Total lease payments	52,717
Less imputed interest	(4,924)
Total operating lease liabilities	47,794

The components of finance leases on the Consolidated Balance Sheets on November 30, 2021 were as follows while there were no finance leases on November 30, 2020:

November 30, 2021
Finance lease right-of-use assets (net of amortization in other assets)	$190,667
$190,667

Current portion of finance lease liabilities (in accrued expenses)	$48,591
Long-term portion of finance lease liabilities	142,386
Total finance lease liabilities	$190,977

Future maturities of finance lease liabilities as of November 30, 2021 are as follows:

2022	$56,646
2023	56,646
2024	68,029
2025	14,203
2026	12,618
Total lease payments	208,142
Less imputed interest	(17,165)
Total finance lease liabilities	$190,977

The weighted average lease term of the Company’s finance leases are 42 months while the weighted average rate of finance leases is 4.77%. The Company incurred $9,356 of amortization expense from ROU assets related to finance leases.

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

On December 28, 2020 the Consolidated Appropriations Act, 2021 was signed into law. This law provides that no amount of loan forgiveness granted under the Paycheck Protection Program shall be included in gross income for tax purposes. The law also allows the deduction of expenses related to the Paycheck Protection Program creating a double tax benefit. The Company attributes 8.8% of tax rate benefit related to the permanent difference from this law for the fiscal year ended November 30, 2020.

The Company classifies interest and penalties to be paid on an underpayment of taxes as income tax expense. The Company files income tax returns in the U.S. federal jurisdiction and various states and previously in Canada. The Company is no longer subject to Canadian, U.S. federal or state income tax examinations by tax authorities for years ended before November 30, 2018.

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

In certain circumstances, upon the customer’s written request, the Company may recognize revenue when production is complete, and the goods are ready for shipment. At the customer’s request, the Company will bill the customer upon completing all performance obligations, but before shipment. The customer dictates that the Company ship the goods per the customer’s direction from the Company’s manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that the Company will segregate the goods from its inventory, such that they are not available to fill other orders. This agreement also specifies that the customer is required to purchase all goods manufactured under this agreement. Title of the goods will pass to the customer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the customer, and the customer agrees to maintain insurance on the manufactured items that have not yet been shipped. The Company has operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both the customer and the Company. The credit terms on these agreements are consistent with the credit terms on all other sales. All risks of loss are shouldered by the customer, and there are no exceptions to the customer’s commitment to accept and pay for these manufactured goods. Revenues recognized at the completion of production in the 2021 and 2020 fiscal years were approximately $1,621,832 and $0, respectively.

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

	Twelve Months Ended November 30, 2021
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$13,630,000	$-	$-	$13,630,000
Farm equipment service parts	2,799,000	-	-	2,799,000
Steel cutting tools and inserts	-	-	2,440,000	2,440,000
Modular buildings	-	5,382,000	-	5,382,000
Modular building lease income	-	-	-	-
Other	397,000	296,000	21,000	714,000
	$16,826,000	$5,678,000	$2,461,000	$24,965,000

	Twelve Months Ended November 30, 2020
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$10,149,000	$-	$-	$10,149,000
Farm equipment service parts	2,519,000	-	-	2,519,000
Steel cutting tools and inserts	-	-	2,308,000	2,308,000
Modular buildings	-	6,517,000	-	6,517,000
Modular building lease income	-	318,000	-	318,000
Other	417,000	158,000	23,000	598,000
	$13,085,000	$6,993,000	$2,331,000	$22,409,000

(m)	Contract Receivables, Contract Assets and Contract Liabilities

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers included on the Consolidated Balance Sheets.

	November 30, 2021	November 30, 2020
Receivables	$2,663,000	$2,391,000
Assets	177,000	56,000
Liabilities	559,000	474,000

The amount of revenue recognized in fiscal year 2021 that was included in a contract liability at November 30, 2020 was approximately $474,000 compared to $89,000 for the prior year. The change in contract receivables reflected above results from contract billings for all three segments as performance obligations are met. The increase in contract assets on November 30, 2021 is due to construction costs in excess of billings on contracts in the Modular Buildings segment. Contract liabilities have increased due to customer deposits received on the Agricultural Products segment as part of its early order program.

The Company will utilize the practical expedient exception for these contracts and will report only on performance obligations greater than one year. As of November 30, 2021, and November 30, 2020, the Company has no performance obligations with an original expected duration greater than one year.

(n)	Research and Development

Research and development costs are expensed when incurred. Such costs approximated $152,000 and $199,000 for the 2021 and 2020 fiscal years, respectively. Research and development costs are included in engineering expenses on the Consolidated Statements of Operations.

(o)	Advertising

Advertising costs are expensed when incurred. Such costs approximated $163,000 and $175,000 for the 2021 and 2020 fiscal years, respectively. Advertising costs are included in selling expenses on the Consolidated Statements of Operations.

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

Basic and diluted (loss) per common share have been computed based on the following as of November 30, 2021 and 2020:

	For the Twelve Months Ended
	November 30, 2021	November 30, 2020
Numerator for basic and diluted net income (loss) per share:

Net income (loss)	$212,631	$(2,103,486)

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	4,515,229	4,393,887
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	4,515,229	4,393,887

Net Income (Loss) per share - Basic:
Net Income (Loss) per share	$0.05	$(0.48)

Net Income (Loss) per share - Diluted:
Net Income (Loss) per share	$0.05	$(0.48)

(q)	Stock Based Compensation

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

Accounting Pronouncements Not Yet Adopted

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for smaller reporting entities for fiscal years beginning after December 15, 2022, including interim periods within the year of adoption. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt ASU 2016-13 in fiscal year 2024. The Company does not expect the application of the CECL impairment model to have a significant impact on its allowance for uncollectible amounts for accounts receivable.

(2)	Allowance for Doubtful Accounts

A summary of the Company’s activity in the allowance for doubtful accounts is as follows:

	Twelve Months Ended
	November 30, 2021	November 30, 2020
Balance, beginning	$51,175	$22,925
Provision (recovery) charged to expense	(4,160)	44,222
Less amounts charged-off	(8,827)	(15,972)
Balance, ending	$38,188	$51,175

(3)	Inventories

Major classes of inventory are:

	November 30, 2021	November 30, 2020
Raw materials	$8,289,386	$5,878,050
Work in process	357,721	304,009
Finished goods	3,088,739	3,283,715
Total Gross Inventory	$11,735,846	$9,465,774
Less: Reserves	(2,525,743)	(1,703,374)
Net Inventory	$9,210,103	$7,762,400

(4)	Contracts in Progress

Amounts included in the consolidated financial statements related to uncompleted contracts are as follows:

	Cost and Profit in	Billings in Excess of
	Excess of Billings	Costs and Profit
November 30, 2021
Costs	$362,958	$924,908
Estimated earnings	117,328	301,180
	480,286	1,226,088
Less: amounts billed	(303,002)	(1,506,849)
	$177,284	$(280,761)

November 30, 2020
Costs	$511,152	$9,697,061
Estimated earnings	98,084	579,747
	609,236	10,276,808
Less: amounts billed	(553,210)	(10,553,034)
	$56,026	$(276,226)

The amounts billed on long-term contracts are due 30 days from invoice date. All amounts billed are expected to be collected within the next 12 months. Retainage included in accounts receivable was $0 and $36,488 as of November 30, 2021 and 2020, respectively.

(5)	Property, Plant, and Equipment

Major classes of property, plant, and equipment are:

	November 30, 2021	November 30, 2020
Land	$220,503	$220,503
Buildings and improvements	7,460,698	7,255,955
Construction in Progress	160,353	31,571
Manufacturing machinery and equipment	11,286,411	11,123,104
Trucks and automobiles	510,986	510,955
Furniture and fixtures	115,059	119,907
	19,754,010	19,261,995
Less accumulated depreciation	(14,516,682)	(14,043,333)
Property, plant and equipment	$5,237,328	$5,218,662

Depreciation and amortization expense totaled $613,409 and $818,234 for the 2021 and 2020 fiscal years, respectively.

(6)	Assets Held for Lease

Major components of assets held for lease are:

	November 30, 2021	November 30, 2020
Modular Buildings	$521,555	$521,555
Total assets held for lease	$521,555	$521,555

The Company’s Modular Buildings segment enters into leasing arrangements with customers from time-to-time. The Company had seven buildings in assets held for lease for the years ending November 30, 2021 and 2020.

Rents recognized in sales were related to the leasing of modular buildings as a part of the normal course of business operations of the Modular Buildings segment. There were no rents recognized from assets held for lease included in sales on the Consolidated Statements of Operations during the 2021 fiscal year compared to $318,000 in the 2020 fiscal year.

The Company has no expected future minimum lease receipts from assets held for lease on November 30, 2021.

(7)	Accrued Expenses

Major components of accrued expenses are:

	November 30, 2021	November 30, 2020
Salaries, wages, and commissions	$654,757	$726,625
Accrued warranty expense	202,850	291,454
Other	353,357	261,233
	$1,210,964	$1,279,312

(8)	Product Warranty

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

Changes in the Company’s product warranty liability included in accrued expenses for the 2021 and 2020 fiscal years are as follows:

	For the Twelve Months Ended
	November 30, 2021	November 30, 2020
Balance, beginning	$291,454	$203,185
Settlements / adjustments	(238,808)	(157,501)
Warranties issued	150,204	245,770
Balance, ending	$202,850	$291,454

(9)	Loan and Credit Agreements

The Company maintains one revolving lines of credit and one term loan with Bank Midwest. The Company also has three term loans with the U.S. Small Business Administration under the Economic Injury Disaster Loan program.

Bank Midwest Revolving Lines of Credit and Term Loan

The Company maintains a credit facility with Bank Midwest consisting of a $5,000,000 revolving line of credit (the “2017 Line of Credit”) used for working capital purposes, and a $2,600,000 term loan due October 1, 2037 (the “Term Loan”). On November 30, 2021, the balance of the 2017 Line of Credit was $4,074,530 with $925,470 remaining available, as may be limited by the borrowing base calculation. The 2017 Line of Credit borrowing base is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of inventory, less any outstanding loan balance on the 2017 Line of Credit. On November 30, 2021, the Company’s eligible borrowing base exceeded the Company’s 2017 Line of Credit borrowings by $2,257,904. Any unpaid principal amount borrowed on the 2017 Line of Credit accrues interest at a floating rate per annum equal to 1.50% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 4.75% per annum. The 2017 Line of Credit was most recently renewed on February 11, 2021. The 2017 Line of Credit matures on March 30, 2022 and requires monthly interest-only payments.

The Term Loan accrues interest at a rate of 5.00% for the first sixty months. Thereafter, the Term Loan will accrue interest at a floating rate per annum equal to 0.75% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.15% per annum and the interest rate may only be adjusted by Bank Midwest once every five years. Monthly payments of $17,271 for principal and interest are required. The Term Loan is also guaranteed by the United States Department of Agriculture (“USDA”), which required an upfront guarantee fee of $62,400 and requires an annual fee of 0.5% of the unpaid balance. As part of the USDA guarantee requirements, shareholders owning more than 20% are required to personally guarantee a portion of the Term Loan, in an amount equal to their stock ownership percentage. J. Ward McConnell Jr., the former Vice Chairman of the Board of Directors and a shareholder that owned more than 20% of the Company’s outstanding stock, was guaranteeing approximately 38% of the Term Loan, for an annual fee of 2% of the personally guaranteed amount. J. Ward McConnell, Jr. passed away on May 31, 2021, and his shares are currently held in trust. The Company intends for the trust to continue guaranteeing the loan and is continuing to pay the annual fee to the trust. Once shares are distributed there will be no shareholders owning 20% or more of the Company’s outstanding stock and at that time the Company will request the personal guarantee be removed from the loan. The initial guarantee fee will be amortized over the life of the Term Loan, and the annual fees and personally guaranteed amounts are expensed monthly.

On February 13, 2019, the Company opened a $4,000,000 revolving line of credit (the “2019 Line of Credit”) with Bank Midwest in connection with bonding obligations for the Company’s performance of a large modular laboratory construction project. Funds under the 2019 Line of Credit were never disbursed to the Company and in December of 2021 the Irrevocable Letter of Credit was closed in accordance with the closing of the project lien period.

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

In connection with the 2017 Line of Credit, the Company, Art’s-Way Scientific, Inc. and Ohio Metal Working Products/Art’s-Way Inc. each entered into a Commercial Security Agreement with Bank Midwest, dated September 28, 2017, pursuant to which each granted to Bank Midwest a first priority security interest in certain inventory, equipment, accounts, chattel paper, instruments, letters of credit and other assets to secure the obligations of the Company under the line of credit. Each of Art’s-Way Scientific, Inc. and Ohio Metal Working Products/Art’s-Way Inc. also agreed to guarantee the obligations of the Company pursuant to the 2017 Line of Credit, as set forth in Commercial Guaranties, each dated September 28, 2017. The 2019 Line of Credit is also secured by these existing security documents.

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

Compliance with Bank Midwest covenants is measured annually on November 30. The terms of the Bank Midwest loan agreements require the Company to maintain a minimum of $4,000,000 of monthly working capital. Additionally, a maximum debt to worth ratio of 1 to 1 must be maintained, with a minimum of 40% tangible balance sheet equity, with variations subject to mutual agreement. The Company is also required to maintain a minimum debt service coverage ratio of 1.25, with a 0.10 tolerance. The Company also must receive bank approval for purchases or sales of equipment over $100,000 annually and maintain reasonable salaries and owner compensation. The Company received the necessary approvals for purchases of equipment over $100,000 for the twelve months ended November 30, 2021. The Company was out of compliance with its debt to worth ratio by one percentage point on the Bank Midwest loans as of November 30, 2021. Bank Midwest issued a waiver forgiving the noncompliance, and in turn waived the event of default. The next measurement date is November 30, 2022 for all covenants except the monthly working capital requirement.

SBA Economic Injury Disaster Loans

On June 18, 2020, and again on June 24, 2020 the Company executed the standard loan documents required for securing loans offered by the U.S. Small Business Administration under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Two loans were executed on June 18, 2020 with principal amounts of $150,000 each, with a third loan being executed on June 24, 2020 with a principal amount of $150,000. Proceeds from these EIDLs are being used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue from the date of inception. Installment payments, including principal and interest, are due monthly beginning June 18, 2022 (twenty-four months from the date of the EIDLs) and June 24, 2022 in the amount of $731 per EIDL. The balance of principal and interest is payable 30 years from the date of the EIDL. The EIDLs are secured by a security interest on all of the Company’s assets. Each EIDL is governed by the terms of a separate Promissory Note, dated either June 18, 2020 or June 24, 2020, as applicable, entered into by the Company or the applicable subsidiary.

On March 11, 2021, the American Rescue Plan Act of 2021 was enacted, which extended the first due date for repayment of EIDLs made in 2020 from 12 months to 24 months from the date of the note. This act also increased the maximum loan amount from $150,000 to $500,000 per entity. The Company is requesting EIDL increases of $350,000 per entity under this program for a total of $1,050,000 in additional funding.

A summary of the Company’s term debt is as follows:

	November 30, 2021	November 30, 2020
Bank Midwest loan payable in monthly installments of $17,271 including interest at 5.00%, due October 1, 2037	$2,260,412	$2,350,593
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning June 18, 2022, due June 18, 2050	158,168	152,543
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning June 24, 2022, due June 24, 2050	158,181	152,450
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning June 18, 2022, due June 18, 2050	158,168	152,543
Total term debt	$2,734,929	$2,808,129
Less current portion of term debt	99,462	94,979
Term debt, excluding current portion	$2,635,467	$2,713,150

A summary of the minimum maturities of term debt follows for the years ending November 30:

Year	Amount
2022	99,462
2023	108,284
2024	113,444
2025	119,552
2026	125,630
2027 and thereafter	2,168,557
$2,734,929

(10)	Related Party Transactions

During the 2021 and 2020 fiscal years, the Company did not recognize any revenues from transactions with a related party, and no amounts in accounts receivable balances were due from a related party. From time to time, the Company purchases various supplies from related parties, which are companies previously owned by the late J. Ward McConnell, Jr., the former Vice Chairman of the Company’s Board of Directors and currently owned by his son, Marc McConnell, the Chairman of the Company’s Board of Directors, who also serves as President of these companies. J. Ward McConnell, Jr. as a shareholder owning more than 20% of the Company’s outstanding stock, was required to guarantee a portion of the Company’s term debt in accordance with the USDA guarantee on the Company’s term loan. J. Ward McConnell, Jr. Living Trust is paid a monthly fee for the guarantee. In the 2021 fiscal year, the Company recognized $26,368 of expense for transactions with related parties, compared to $19,232 in the 2020 fiscal year. As of November 30, 2021, accrued expenses contained a balance of $1,407 owed to a related party compared to $1,464 on November 30, 2020.

(11)	Employee Benefit Plans

The Company sponsors a defined contribution 401(k) savings plan which covers substantially all full-time employees who meet eligibility requirements. Participating employees may contribute as salary reductions any amount of their compensation up to the limit prescribed by the Internal Revenue Code. The Company makes a 50% matching contribution to employees up to 3% of eligible compensation. Prior to the 2021 calendar year, the company made a 25% contribution up to 1% of an employee’s eligible compensation. The Company recognized an expense of $77,010 and $32,464 related to this plan during the 2021 and 2020 fiscal years, respectively.

(12)	Equity Incentive Plan

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

Shares issued under the 2020 equity plan for the years ended November 30, 2021 and 2020 are as follows:

	For the Twelve Months Ended
	November 30, 2021	November 30, 2020
Shares issued to directors, employees, and consultants (immediate vesting)	25,000	45,000
Shares issued to directors, employees, and consultants (three-year vesting)	88,500	108,750
Shares forfeit	-	(4,833)
Total shares issued	113,500	148,917

Book and tax stock-based compensation expense for the years ended November 30, 2021 and 2020 are as follows:

	For the Twelve Months Ended
	November 30, 2021	November 30, 2020
Stock-based compensation expense	265,541	247,645
Treasury share repurchase expense	(30,470)	(30,996)
Stock-based compensation expense net of treasury repurchases	235,071	216,649

	For the Twelve Months Ended
	November 30, 2021	November 30, 2020
Tax deductions from stock-based compensation expense	246,862	176,435

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. The Company estimates the fair value of each stock-based option award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. No stock options were granted during the years ended November 30, 2021 or 2020.

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

	2021	2020
Expected Volatility	-	-
Expected Dividend Yield	-	-
Expected Term (in years)	-	-
Risk-Free Rate	-	-

The following is a summary of activity under the plans as of November 30, 2021 and 2020, and changes during the years then ended:

2021 Option Activity
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options O/S at beginning of period	36,000	$6.40
Granted	-	$-
Exercised	-	$-		-
Options Expired or Forfeited	(14,000)	$7.14
Options O/S at end of Period	22,000	$5.93	2.04	-
Options Exer. At end of the Period	22,000	$5.93	2.04	-

2020 Option Activity
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options O/S at beginning of period	59,000	$6.07
Granted	-	$-
Exercised	-	$-		-
Options Expired or Forfeited	(23,000)	$5.56
Options O/S at end of Period	36,000	$6.40	2.57	-
Options Exer. At end of the Period	36,000	$6.40	2.57	-

No options were granted or vested during the 2021 or 2020 fiscal years. As of both November 30, 2021 and November 30, 2020, there were no non-vested options. As of November 30, 2021, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements under the plan related to stock options.

The Company received no cash from the exercise of options during the 2021 or 2020 fiscal years.

(13)	Income Taxes

Total income tax expense (benefit) for the 2021 and 2020 fiscal years consists of the following:

	November 30, 2021	November 30, 2020
Current expense (benefit)	$8,459	$25,168
Deferred expense (benefit)	45,800	(881,638)
Total income tax expense (benefit)	$54,259	$(856,470)

The reconciliation of the statutory Federal income tax rate is as follows:

	November 30, 2021	November 30, 2020
Statutory federal income tax rate	21.0%	21.0%
PPP Loan Forgiveness	-	8.8
Permanent Differences and Other	(0.7)	(0.9)
	20.3%	28.9%

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) on November 30, 2021 and 2020 are presented as approximate amounts below:

	November 30
	2021	2020
Current deferred tax assets (liabilities):
Accrued expenses	$82,000	$161,000
Inventory capitalization	122,000	71,000
NOL and tax credit carryforward	1,846,000	1,695,000
Asset reserves	613,000	796,000
Total current deferred tax assets	$2,663,000	$2,723,000
Non-current deferred tax assets
Property, plant, and equipment	$(41,000)	$(55,000)
Total non-current deferred tax assets (liabilities)	$(41,000)	$(55,000)
Net deferred taxes	$2,622,000	$2,668,000

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company’s has net operating losses amounting to approximately $4,496,000 and tax credit carryforward amounting to approximately $109,000 for its U.S. operations that will expire on November 30, 2036, 2037, 2038, 2039 and 2040. The Company has another $4,507,000 of net operating losses that can be carried forward indefinitely. Management believes that the Company will be able to utilize the U.S. net operating losses and credits before their expiration.

(14)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. On November 30, 2021 and November 30, 2020, the carrying amount approximated fair value for cash, accounts receivable, net investment in sales-type leases, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of these instruments. The fair value of the net investment in sales-type leases also approximates recorded value as that is based on discounting future cash flows at rates implicit in the lease. The rates implicit in the lease do not materially differ from current market rates. The fair value of the Company’s term loans payable also approximates recorded value because the interest rates charged under the loan terms are not substantially different from current interest rates.

(15)	Litigation and Contingencies

Various legal actions and claims can arise in the normal course of business that may be pending against the Company. In the opinion of management, the Company has recorded adequate provisions, if any, in the accompanying financial statements for any pending legal actions and other claims.

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

Approximate financial information with respect to the reportable segments is as follows.

	Twelve Months Ended November 30, 2021
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$16,826,000	$5,678,000	$2,461,000	$24,965,000
Income (loss) from operations	$599,000	$74,000	$(150,000)	$523,000
Income (loss) before tax	$413,000	$45,000	$(191,000)	$267,000
Total Assets	$14,950,000	$3,429,000	$2,475,000	$20,854,000
Capital expenditures	$726,000	$94,000	$-	$820,000
Depreciation & Amortization	$366,000	$111,000	$136,000	$613,000

	Twelve Months Ended November 30, 2020
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$13,085,000	$6,993,000	$2,331,000	$22,409,000
Income (loss) from operations	$(2,318,000)	$(1,295,000)	$(297,000)	$(3,910,000)
Income (loss) before tax	$(1,723,000)	$(1,058,000)	$(179,000)	$(2,960,000)
Total Assets	$12,785,000	$3,310,000	$2,708,000	$18,803,000
Capital expenditures	$499,000	$146,000	$48,000	$693,000
Depreciation & Amortization	$481,000	$205,000	$132,000	$818,000

(17)	Subsequent Events

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements other than the closing of the 2019 line of credit in December discussed in Note 9 “Loan and Credit agreements” to our financial statements in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”, the purchase order issued for a Haas milling machine and the finance lease agreement for robotic weld cells both discussed in the “Backlog” section of “Item 1. Business.”

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The persons serving as our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period subject to this report. Based on this evaluation, the persons serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of November 30, 2021. Our management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, including the persons serving as our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of November 30, 2021.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the twelve months ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to the sections entitled “Questions and Answers about the 2022 Annual Meeting and Voting,” “Election of Directors,” “Delinquent Section 16(a) Reports,” “Corporate Governance,” and “Executive Officers” in our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the sections entitled “Executive Compensation” and “Director Compensation” in our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Principal Stockholders,” “Security Ownership of Directors and Management” and “Equity Compensation Plan Information” in our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to the sections entitled “Corporate Governance” and “Certain Transactions and Business Relationships” in our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the section entitled “Independent Registered Public Accountant Firm” in our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(A)	Financial Statements. The following financial statements are included in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this report:

Report of Eide Bailly, LLP (PCAOB ID 286) on Consolidated Financial Statements as of November 30, 2021 and 2020

Consolidated Balance Sheets as of November 30, 2021 and 2020

Consolidated Statements of Operations for each of the years ended November 30, 2021 and 2020

Consolidated Statements of Stockholders’ Equity for each of the years ended November 30, 2021 and 2020

Consolidated Statements of Cash Flows for each of the years ended November 30, 2021 and 2020

Notes to Consolidated Financial Statements

(B)	Financial Statement Schedules.

Not applicable.

(C)	Exhibits.

Exhibit No.	Description
3.1	Conformed Certificate of Incorporation of Art’s-Way Manufacturing Co., Inc. – incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020.
3.2	Conformed Bylaws of Art’s-Way Manufacturing Co., Inc.– incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020.
4.1

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 – incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2019.

10.1*	Director Compensation Policy – incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2018.
10.2*	Art’s-Way Manufacturing Co., Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 4, 2020).
10.3*	Form of Restricted Stock Agreement under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 4, 2020).
10.4*	Form of Restricted Stock Unit Agreement under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed May 4, 2020).
10.5*	Form of Incentive Stock Option Award under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed May 4, 2020).
10.6*	Form of Non-Qualified Option Award under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed May 4, 2020).
10.7*

Employment Agreement between the Company and Michael Woods, dated February 1, 2020 – incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2020.

10.8*	Offer Letter between the Company and David King, dated March 5, 2020 – incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 11, 2020.
10.9*

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

10.11

Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated February 11, 2021 – incorporated by reference to exhibit 10.2 to the Company's Current Report on Form 10-Q for the quarter ended February 28, 2021.

10.12

Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated March 30, 2020 – incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2020.

10.13

Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated April 20, 2020 – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 22, 2020.

10.14

Commercial Guaranty, by Ohio Metal Working Products/Art’s-Way Inc., dated September 28, 2017 - incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 29, 2017

10.15	Commercial Guaranty, by Art’s-Way Scientific Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 29, 2017.
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

10.22

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

10.25

Promissory Note, between the Small Business Administration and Ohio Metal Working Products/Art’s-Way, dated June 18, 2020 – incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2020

10.26

Promissory Note, between the Small Business Administration and Art’s-Way Manufacturing Co., Inc., dated June 24, 2020 – incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2020.

21.1	List of Subsidiaries – filed herewith.
23.1	Consent of independent registered public accounting firm – filed herewith.
24.1	Power of Attorney (included on the “Signatures” page of this Annual Report on Form 10-K).
31.1	Certificate pursuant to 17 CFR 240 13(a)-14(a) – filed herewith.
31.2	Certificate pursuant to 17 CFR 240 13(a)-14(a) – filed herewith.
32.1	Certificate pursuant to 18 U.S.C. Section 1350 – filed herewith.
32.2	Certificate pursuant to 18 U.S.C. Section 1350 – filed herewith.
101	The following materials from this report, formatted in iXBRL (Inline Extensible Business Reporting Language) are filed herewith: (i) consolidated balance sheets, (ii) consolidated statement of operations, (iii) consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(*) Indicates a management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date:	February 17, 2022	/s/ David A. King
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

Date: February 17, 2022	/s/ David A. King
David A. King, President and Chief Executive Officer

Date: February 17, 2022	/s/ Michael W. Woods
Michael W. Woods, Chief Financial Officer

Date: February 17, 2022	/s/ Marc H. McConnell
Marc H. McConnell, Chairman, Director

Date: February 17, 2022	/s/ Thomas E. Buffamante
Thomas E. Buffamante, Director

Date: February 17, 2022	/s/ David R. Castle
David R. Castle, Director

Date: February 17, 2022	/s/ Matthew Westendorf
Matthew Westendorf, Director

Date: February 17, 2022	/s/ David A. White
David A. White, Director