Form 10-Q
period 2022-02-28
ARTS WAY MANUFACTURING CO INC
filed 2022-04-14
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2022

or

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

Number of common shares outstanding as of April 4, 2022: 4,630,097

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Balance Sheets
(Unaudited)

	February 28, 2022	November 30, 2021
Assets
Current assets:
Cash	$3,461	$2,658
Accounts receivable-customers, net of allowance for doubtful accounts of $26,748 and $38,188 at February 28, 2022 and November 30, 2021, respectively	1,582,564	2,663,030
Inventories, net	9,700,315	9,210,103
Cost and profit in excess of billings	145,640	177,284
Other current assets	627,464	121,170
Total current assets	12,059,444	12,174,245
Property, plant, and equipment, net	5,261,388	5,237,328
Assets held for lease, net	521,555	521,555
Deferred income taxes	2,730,925	2,621,886
Other assets	278,411	299,034
Total assets	$20,851,723	$20,854,048
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,553,729	$1,737,091
Customer deposits	1,894,785	278,509
Billings in excess of cost and profit	368,514	280,761
Income taxes payable	5,000	5,500
Accrued expenses	1,018,558	1,210,964
Line of credit	3,150,530	4,074,530
Current portion of long-term debt	102,739	99,462
Total current liabilities	8,093,855	7,686,817
Long-term liabilities
Long-term portion of finance lease liabilities	129,864	142,386
Long-term portion of operating lease liabilities	31,612	34,931
Long-term debt, excluding current portion	2,613,375	2,635,467
Total liabilities	10,868,706	10,499,601
Commitments and Contingencies (Notes 8, 9, 10 and 13)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares at February 28, 2022 and November 30, 2021; issued and outstanding 0 shares at February 28, 2022 and November 30,2021.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares at February 28, 2022 and November 30, 2021; issued 4,674,671 at February 28, 2022 and 4,583,504 at November 30, 2021	46,747	45,835
Additional paid-in capital	3,829,701	3,760,649
Retained earnings	6,249,998	6,656,487
Treasury stock, at cost (54,938 shares at February 28, 2022 and 44,532 shares at November 30, 2021)	(143,429)	(108,524)
Total stockholders’ equity	9,983,017	10,354,447
Total liabilities and stockholders’ equity	$20,851,723	$20,854,048

See accompanying  notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	February 28, 2022	February 28, 2021
Sales	$5,613,066	$5,400,572
Cost of goods sold	4,420,922	4,357,894
Gross profit	1,192,144	1,042,678
Expenses:
Engineering	134,071	121,391
Selling	487,156	472,974
General and administrative	1,007,793	816,836
Total expenses	1,629,020	1,411,201
Income (Loss) from operations	(436,876)	(368,523)
Other income (expense):
Interest expense	(76,704)	(58,684)
Other	(1,552)	27,657
Total other income (expense)	(78,256)	(31,027)
Income (Loss) before income taxes	(515,132)	(399,550)
Income tax expense (benefit)	(108,643)	(84,312)
Net Income (Loss)	(406,489)	(315,238)

See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Stockholders' Equity
Three Months Ended February 28, 2022 and February 28, 2021
(Unaudited)

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2020	4,470,004	$44,700	$3,496,243	$6,443,856	35,097	$(78,054)	$9,906,745
Stock based compensation	93,500	935	61,119	-	5,570	(18,296)	43,758
Net (loss)	-	-	-	(315,238)	-	-	(315,238)
Balance, February 28, 2021	4,563,504	45,635	3,557,362	6,128,618	40,667	(96,350)	9,635,265

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2021	4,583,504	$45,835	$3,760,649	$6,656,487	44,532	$(108,524)	$10,354,447
Stock based compensation	91,167	912	69,052	-	10,406	(34,905)	35,059
Net (loss)	-	-	-	(406,489)	-	-	(406,489)
Balance, February 28, 2022	4,674,671	46,747	3,829,701	6,249,998	54,938	(143,429)	9,983,017

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	February 28, 2022	February 28, 2021
Cash flows from operations:
Net income (loss)	$(406,489)	$(315,238)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	69,964	62,054
Increase (Decrease) in obsolete inventory reserves	(140,485)	(216,795)
Gain on disposal of property, plant, and equipment	-	(8,000)
Depreciation and amortization expense	167,542	161,107
Accrued interest on deferred debt payments	4,213	4,161
Increase (decrease) in allowance for doubtful accounts	(11,440)	25,201
Deferred income taxes	(109,039)	(97,413)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,091,906	684,378
Inventories	(349,727)	76,951
Net investment in sales-type leases	-	14,069
Other assets	(506,294)	(225,977)
Increase (decrease) in:
Accounts payable	(183,362)	(187,110)
Contracts in progress, net	119,397	(397,920)
Customer deposits	1,616,276	1,179,196
Income taxes payable	(500)	3,900
Accrued expenses	(193,146)	(81,262)
Net cash provided by operating activities	1,168,816	681,302
Cash flows from investing activities:
Purchases of property, plant, and equipment	(174,133)	(163,927)
Net proceeds from sale of assets	-	8,000
Net cash used in investing activities	(174,133)	(155,927)
Cash flows from financing activities:
Net change in line of credit	(924,000)	(484,000)
Principal payments on finance lease obligations	(11,946)	-
Repayment of term debt	(23,029)	(21,873)
Repurchases of common stock	(34,905)	(18,296)
Net cash used in financing activities	(993,880)	(524,169)
Net decrease in cash	803	1,206
Cash at beginning of period	2,658	2,684
Cash at end of period	$3,461	$3,890

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$69,754	$48,826
Income taxes	-	-

See accompanying notes to consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

2)	Summary of Significant Accounting Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2021. The results of operations for the three months ended February 28, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2022.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three months ended February 28, 2022. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

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

	Three Months Ended February 28, 2022
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$3,515,000	$-	$-	$3,515,000
Farm equipment service parts	558,000	-	-	558,000
Steel cutting tools and inserts	-	-	574,000	574,000
Modular buildings	-	851,000	-	851,000
Modular building lease income	-	-	-	-
Other	88,000	17,000	10,000	115,000
	$4,161,000	$868,000	$584,000	$5,613,000

	Three Months Ended February 28, 2021
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$2,777,000	$-	$-	$2,777,000
Farm equipment service parts	620,000	-	-	620,000
Steel cutting tools and inserts	-	-	606,000	606,000
Modular buildings	-	1,141,000	-	1,141,000
Modular building lease income	-	-	-	-
Other	103,000	150,000	4,000	257,000
	$3,500,000	$1,291,000	$610,000	$5,401,000

4)	Contract Receivables, Contract Assets and Contract Liabilities

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers included on the Condensed Consolidated Balance Sheets.

	February 28, 2022	November 30, 2021
Receivables	$1,583,000	$2,663,000
Assets	146,000	177,000
Liabilities	2,263,000	559,000

The amount of revenue recognized in the first three months of fiscal 2022 that was included in a contract liability at November 30, 2021 was approximately $415,000 compared to $265,000 in the same period of fiscal 2021. The decrease in contract receivables on February 28, 2022 is due to normal collection cycle of receivables in the first quarter of fiscal 2022. Contract liabilities increased significantly during the three months ended February 28, 2022 as the Company received a large amount of deposits from our fall early order program.

The Company utilizes the practical expedient exception for these contracts and will report only on performance obligations greater than one year. As of February 28, 2022, the Company has no performance obligations with an original expected duration greater than one year.

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

Basic and diluted net income (loss) per share have been computed based on the following as of February 28, 2022 and February 28, 2021:

	For the Three Months Ended
	February 28, 2022	February 28, 2021
Numerator for basic and diluted net income (loss) per share:

Net income (loss)	$(406,489)	$(315,238)

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	4,569,720	4,475,279
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	4,569,720	4,475,279

Net Income (Loss) per share - Basic:
Net Income (Loss) per share	$(0.09)	$(0.07)

Net Income (Loss) per share - Diluted:
Net Income (Loss) per share	$(0.09)	$(0.07)

6)	Inventory

Major classes of inventory are:

	February 28, 2022	November 30, 2021
Raw materials	$8,418,441	$8,289,386
Work in process	545,922	357,721
Finished goods	2,934,401	3,088,739
Total Gross Inventory	$11,898,764	$11,735,846
Less: Reserves	(2,198,449)	(2,525,743)
Net Inventory	$9,700,315	$9,210,103

7)	Accrued Expenses

Major components of accrued expenses are:

	February 28, 2022	November 30, 2021
Salaries, wages, and commissions	$622,984	$654,757
Accrued warranty expense	115,062	202,850
Other	280,512	353,357
	$1,018,558	$1,210,964

8)	Assets Held for Lease

Major components of assets held for lease are:

	February 28, 2022	November 30, 2021
Modular Buildings	$521,555	$521,555
Total assets held for lease	$521,555	$521,555

There were no rents recognized from assets held for lease included in sales on the Condensed Consolidated Statements of Operations during the three months ended February 28, 2022 and February 28, 2021.

There were no future minimum lease receipts from assets held for lease as of February 28, 2022.

On March 14, 2022 a lease agreement was signed for the rental of one of the Company’s existing assets held for lease in the amount of $4,175 per month beginning on May 1, 2022.

9)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. Product warranty is included in the price of the product and provides assurance that the product will function in accordance with agreed-upon specifications. It does not represent a separate performance obligation under ASC 606. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 7 “Accrued Expenses.” Changes in the Company’s product warranty liability for the three months ended February 28, 2022 and February 28, 2021 are as follows:

	For the Three Months Ended
	February 28, 2022	February 28, 2021
Balance, beginning	$202,850	$291,453
Settlements / adjustments	21,624	33,506
Warranties issued	(109,412)	(29,378)
Balance, ending	$115,062	$295,581

10)	Loan and Credit Agreements

The Company maintains one revolving line of credit and one term loan with Bank Midwest. The Company also has three term loans with the U.S. Small Business Administration under the Economic Injury Disaster Loan program.

Bank Midwest Revolving Line of Credit and Term Loan

The Company maintains a credit facility with Bank Midwest consisting of a $5,000,000 revolving line of credit (the “Line of Credit”) used for working capital purposes, and a $2,600,000 term loan due October 1, 2037 (the “Term Loan”). On February 28, 2022, the balance of the Line of Credit was $3,150,530 with $1,849,470 remaining available, as may be limited by the borrowing base calculation. The Line of Credit borrowing base is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of net inventory, less any outstanding loan balance on the Line of Credit. On February 28, 2022, the Line of Credit was not limited by the borrowing base calculation. Any unpaid principal amount borrowed on the Line of Credit accrues interest at a floating rate per annum equal to 1.50% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 5.00% per annum following an increase in March 2022. The Line of Credit was most recently renewed on March 28, 2022. The Line of Credit matures on March 30, 2023 and requires monthly interest-only payments.

The Term Loan accrues interest at a rate of 5.00% for the first sixty months, which will end on September 28, 2022. Thereafter, the Term Loan will accrue interest at a floating rate per annum equal to 0.75% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.15% per annum and the interest rate may only be adjusted by Bank Midwest once every five years. Monthly payments of $17,271 for principal and interest are required. The Term Loan is also guaranteed by the United States Department of Agriculture (“USDA”), which required an upfront guarantee fee of $62,400 and requires an annual fee of 0.5% of the unpaid balance. As part of the USDA guarantee requirements, shareholders owning more than 20% are required to personally guarantee a portion of the Term Loan, in an amount equal to their stock ownership percentage. The J. Ward McConnell Jr. Living Trust, the estate of the former Vice Chairman of the Board of Directors and a shareholder owning more than 20% of the Company’s outstanding stock, is guaranteeing approximately 38% of the Term Loan, for an annual fee of 2% of the personally guaranteed amount. The initial guarantee fee will be amortized over the life of the Term Loan, and the annual fees and personally guaranteed amounts are expensed monthly.

The Term Loan is governed by the terms of a Promissory Note, dated September 28, 2017, entered into between the Company and Bank Midwest. The Line of Credit is governed by the terms of a Promissory Note, dated February 11, 2021, entered into between the Company and Bank Midwest.

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

To further secure the Line of Credit, the Company granted Bank Midwest a mortgage on its Canton, Ohio property held by Ohio Metal Working Products/Art’s-Way Inc. The Term Loan is secured by a mortgage on the Company’s Armstrong, Iowa and Monona, Iowa properties. Each mortgage is governed by the terms of a separate Mortgage, dated September 28, 2017, and each property is also subject to a separate Assignment of Rents, dated September 28, 2017.

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

Compliance with the following Bank Midwest covenants is measured annually at November 30. A maximum debt to worth ratio of 1 to 1 must be maintained, with a minimum of 40% tangible balance sheet equity, with variations subject to mutual agreement. The Company is also required to maintain a minimum debt service coverage ratio of 1.25, with a 0.10 tolerance. The Company also must receive bank approval for purchases or sales of equipment over $100,000 annually and maintain reasonable salaries and owner compensation. The Company received the necessary approvals for purchases of equipment over $100,000 for the three months ended February 28, 2022. On March 28, 2022, the Company and Bank agreed to remove the covenant related to purchases and sale of equipment over $100,000 annually. This covenant was replaced with purchases or sale of individual equipment will be limited to $50,000. Any purchases beyond the $50,000 limit will be mutually agreed upon. The Company was out of compliance with its debt to worth ratio covenant in place under the Bank Midwest loan agreements as of November 30, 2021. Bank Midwest issued a waiver forgiving the noncompliance, and in turn waived the event of default. The next measurement date is November 30, 2022.

The Company also has a minimum working capital requirement of $4,000,000 that is measured monthly. The $4,000,000 working capital level serves as a trigger point for Bank Midwest and the Company to continue discussion of capital raising strategies to support additional capital injection. As of February 28, 2022, the Company was short of its working capital requirement by approximately $34,000. If the Company fails to get back in compliance, a meeting will be conducted to review the Company’s strategy to get back into compliance with the covenant. The Company will be considered in default if the plan is not accepted by Bank Midwest or the Company is unable to remedy in the time granted by Bank Midwest. The Company expects normal operations in Q2 of fiscal 2022 to put the Company back in compliance with the working capital requirement.

SBA Economic Injury Disaster Loans

On June 18, 2020, and again on June 24, 2020 the Company executed the standard loan documents required for securing loans offered by the U.S. Small Business Administration under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Two loans were executed on June 18, 2020 with principal amounts of $150,000 each, with a third loan executed on June 24, 2020 with a principal amount of $150,000. Proceeds from these EIDLs are being used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue from the date of inception. Installment payments, including principal and interest, are due monthly, twenty-four months from the date of the EIDLs, in the amount of $731 per EIDL. The balance of principal and interest is payable 30 years from the date of the EIDL. The EIDLs are secured by a security interest on all of the Company’s assets. Each EIDL is governed by the terms of a separate Promissory Note, dated either June 18, 2020 or June 24, 2020, as applicable, entered into by the Company or the applicable subsidiary.

A summary of the Company’s term debt is as follows:

	February 28, 2022	November 30, 2021
Bank Midwest loan payable in monthly installments of $17,271 including interest at 5.00%, due October 1, 2037	$2,237,384	$2,260,412
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning June 18, 2022, due June 18, 2050	159,555	158,168
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning June 24, 2022, due June 24, 2050	159,620	158,181
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning June 18, 2022, due June 18, 2050	159,555	158,168
Total term debt	$2,716,114	$2,734,929
Less current portion of term debt	102,739	99,462
Term debt, excluding current portion	$2,613,375	$2,635,467

A summary of the minimum maturities of term debt follows for the years ending November 30:

Year	Amount
2022	$101,362
2023	108,284
2024	113,444
2025	119,552
2026	125,630
2027 and thereafter	2,147,842
$2,716,114

On March 22, 2022, the SBA announced a six-month extension on the first payment due date for the EIDL program. The above information reflects EIDL maturities as they existed on the February 28, 2022 balance sheet date.

11)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.

12)	Related Party Transactions

During the three months ended February 28, 2022 and February 28, 2021, the Company did not recognize any revenues from transactions with a related party, and no amounts in accounts receivable balances were due from a related party. From time to time, the Company purchases various supplies from related parties, which are companies previously owned by the late J. Ward McConnell, Jr., the former Vice Chairman of the Company’s Board of Directors and currently owned by his son, Marc McConnell, the Chairman of the Company’s Board of Directors, who also serves as President of these companies. J. Ward McConnell, Jr. as a shareholder owning more than 20% of the Company’s outstanding stock, was required to guarantee a portion of the Company’s term debt in accordance with the USDA guarantee on the Company’s term loan. J. Ward McConnell Jr.’s estate, the J. Ward McConnell, Jr. Living Trust, is paid a monthly fee for the guarantee. In the three months ended February 28, 2022, the Company recognized $9,349 of expense for transactions with related parties, compared to $4,669 for the three months ended February 28, 2021. As of February 28, 2022, accrued expenses contained a balance of $1,299 owed to a related party compared to $1,353 on February 28, 2021.

13)	Leases

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

The components of operating leases on the Condensed Consolidated Balance Sheets at February 28, 2022 and November 30, 2021 were as follows:

	February 28, 2022	November 30, 2021
Operating lease right-of-use assets (in other assets)	$44,639	47,794

Current portion of operating lease liabilities (in accrued expenses)	$13,027	12,863
Long-term portion of operating lease liabilities	31,612	34,931
Total operating lease liabilities	$44,639	47,794

The Company recorded $4,843 of operating lease costs in the three months ended February 28, 2022, which included variable costs tied to usage, compared to $6,080 for the three months ended February 28, 2021. The Company’s operating leases carry a weighted average lease term of 46 months and have a weighted average discount rate of 4.88%

Future maturities of operating lease liabilities are as follows:

Years Ending November 30,
2022	11,186
2023	12,345
2024	11,162
2025	9,532
2026	4,764
Total lease payments	48,989
Less imputed interest	(4,350)
Total operating lease liabilities	44,639

The components of finance leases on the Consolidated Balance Sheets on February 28, 2022 and November 30, 2021 were as follows:

	February 28, 2022	November 30, 2021
Finance lease right-of-use assets (net of amortization in other assets)	$174,526	$190,667

Current portion of finance lease liabilities (accrued expenses)	$49,169	$48,591
Long-term portion of finance lease liabilities	129,864	142,386
Total finance lease liabilities	$179,033	$190,977

Future maturities of finance lease liabilities as of November 30, 2022 are as follows:

Year Ending November 30,
2022	$42,485
2023	56,646
2024	68,029
2025	14,203
2026	12,619
Total lease payments	193,982
Less imputed interest	(14,949)
Total finance lease liabilities	$179,033

The weighted average lease term of the Company’s finance leases are 39 months while the weighted average rate of finance leases is 4.77%. The Company incurred $16,142 of amortization expense from ROU assets related to finance leases in the first three months ending February 28, 2022 compared to $0 for the same period in 2021.

On March 3, 2022, the Company entered into a finance lease agreement for the lease of three robotic weld systems. The terms of the lease agreement are payments of approximately $5,068 per month for 60 months with a bargain purchase option of $30,590 at the end of the lease.

The Company expects delivery of a Lift King lift truck in April of fiscal 2022, with monthly payments beginning upon receipt of approximately $1,627 for 60 months with a $1.0 bargain purchase option at the end of the lease.

14)	Equity Incentive Plan and Stock Based Compensation

On February 25, 2020, the Board of Directors of the Company (the “Board”) authorized and approved the Art’s-Way Manufacturing Co., Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan was approved by the stockholders on April 30, 2020. The 2020 Plan replaced the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan (the “2011 Plan”) and prior plans. The 2020 Plan added an additional 500,000 shares to the number of shares reserved for issuance pursuant to equity awards. No further awards will be made under the 2011 Plan or other prior plans. Awards to directors and executive officers under the 2020 Plan are governed by the forms of agreement approved by the Board of Directors. Stock options or other awards granted prior to February 25, 2020 are governed by the applicable prior plan and the forms of agreement adopted thereunder.

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

	For the Three Months Ended
	February 28, 2022	February 28, 2021
Shares issued to directors (immediate vesting)	5,000	5,000
Shares issued to directors, employees, and consultants (three-year vesting)	94,500	88,500
Unvested shares forfeit upon termination	(8,333)	-
Total shares issued	91,167	93,500

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. The Company estimates the fair value of each stock-based option award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. No stock options were granted during the three months ended February 28, 2022 or in the same respective period of fiscal 2021.

	For the Three Months Ended
	February 28, 2022	February 28, 2021
Stock-based compensation expense	69,964	62,054
Treasury share repurchase expense	(34,905)	(18,296)
Stock-based compensation expense net of treasury repurchases	35,059	42,758

15)	Common Stock Purchase Agreement

On March 29, 2022, Art’s-Way Manufacturing Co., Inc. (the “Company”) entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Alumni Capital LP, a Delaware limited partnership (“Alumni Capital”), pursuant to which the Company agreed to sell, and Alumni Capital agreed to purchase, upon request of the Company in one or more transactions, a number of shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) providing aggregate gross proceeds to the Company of up to $3,000,000 (the “Maximum”). The Purchase Agreement expires upon the earlier of the aggregate gross proceeds from the sale of shares meeting the Maximum or June 30, 2023.

Among other limitations, unless otherwise agreed upon by Alumni Capital, each sale of shares will be limited to 50,000 shares and further limited to no more than the number of shares that would result in the beneficial ownership by Alumni Capital and its affiliates, at any single point in time, of more than 9.99% of the then-outstanding shares of Common Stock. Alumni Capital will purchase the shares of Common Stock under the Agreement at a discount ranging from 3-5% of the lowest traded price of the Common Stock in the five business days preceding the Company delivering notice of the required purchase of shares to Alumni Capital.

In exchange for Alumni Capital entering into the Purchase Agreement, the Company issued 20,000 shares of Common Stock to Alumni Capital upon execution of the Purchase Agreement (the “Initial Commitment Shares”) and will issue another 20,000 shares in connection with the first closing under the Purchase Agreement (with the Initial Commitment Shares, the “Commitment Shares”). Alumni Capital represented to the Company, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)). The Company shares of Common Stock, including the Commitment Shares, are being offered and sold under the Purchase Agreement in reliance upon an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Purchase Agreement provides that the Company will file a registration statement under the Securities Act covering the resale of the shares issued to Alumni Capital. Alumni Capital’s obligation to purchase shares of Common Stock under the Purchase Agreement is conditioned upon, among other things, the registration statement having been declared effective by the Securities and Exchange Commission.

16)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At February 28, 2022 and November 30, 2021, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, finance lease liabilities and other current and long-term liabilities. The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of these instruments. The fair value of the finance lease liabilities also approximate recorded value as that is based on discounting future cash flows at rates implicit in the lease. The rates implicit in the lease do not materially differ from current market rates. The fair value of the Company’s term loans payable also approximates recorded value because the interest rates charged under the loan terms are not substantially different from current interest rates.

17)	Segment Information

The Company has three reportable segments: Agricultural Products, Modular Buildings and Tools. The Agricultural Products segment manufactures and sells farm equipment and related replacement parts under the Art’s-Way Manufacturing label. The Modular Buildings segment manufactures and installs modular buildings for various uses, commonly animal containment and research laboratories. The Tools segment manufactures steel cutting tools and inserts.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Management evaluates the performance of each segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses.

Approximate financial information with respect to the reportable segments is as follows.

	Three Months Ended February 28, 2022
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$4,161,000	$868,000	$584,000	$5,613,000
Income (loss) from operations	$(129,000)	$(223,000)	$(85,000)	$(437,000)
Income (loss) before tax	$(186,000)	$(230,000)	$(99,000)	$(515,000)
Total Assets	$15,784,000	$2,695,000	$2,373,000	$20,852,000
Capital expenditures	$153,000	$14,000	$7,000	$174,000
Depreciation & Amortization	$101,000	$34,000	$33,000	$168,000

	Three Months Ended February 28, 2021
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$3,500,000	$1,291,000	$610,000	$5,401,000
Income (loss) from operations	$(198,000)	$(165,000)	$(6,000)	$(369,000)
Income (loss) before tax	$(212,000)	$(172,000)	$(16,000)	$(400,000)
Total Assets	$12,990,000	$3,171,000	$2,621,000	$18,782,000
Capital expenditures	$155,000	$9,000	$-	$164,000
Depreciation & Amortization	$99,000	$29,000	$33,000	$161,000

*The consolidated total in the tables is a sum of segment figures and may not tie to actual figures in the condensed consolidated financial statements due to rounding.

18)	Subsequent Events

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements, other than the asset held for lease rental agreement that occurred on March 14th in note 8, the extension of the EIDL first payment due date, the line of credit renewal and covenant update as mentioned in Note 10, the robotic weld cell and lift truck leasing activity in note 13 and the Stock Purchase Agreement mentioned in Note 15 and the Liquidity and Capital Resources section of Item 2 Management’s Discussion and Analysis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “report”) and the audited consolidated financial statements and related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2021. Some of the statements in this report may be forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our warranty costs and order backlog; (ii) our beliefs regarding the sufficiency of working capital and cash flows; (iii) our expectation that we will continue to be able to renew or obtain financing on reasonable terms when necessary as well as our continued positive relationship with our creditors and lenders; (iv) the impact of recently issued accounting pronouncements; (v) our intentions and beliefs relating to our costs, business strategies, and future performance; (vi) our beliefs concerning our ability to attract and maintain an adequate workforce in a competitive labor market (vii) our expected financial results; (viii) our expectations concerning our primary capital and cash flow needs; and (viix) our expectations regarding the impact of COVID-19 on our business condition and results of operations.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) the impact of changing credit markets on our ability to continue to obtain financing on reasonable terms; (ii) our ability to repay current debt, continue to meet debt obligations and comply with financial covenants; (iii) the effect of general economic conditions, including consumer and governmental spending, on the demand for our products and the cost of our supplies and materials; (iv) the ongoing COVID-19 pandemic; (v) fluctuations in seasonal demand and our production cycle; (vi) the ability of our suppliers to meet our demands for raw materials and component parts; (vii) fluctuations in the price of raw materials, especially steel; (viii) our ability to predict and meet the demands of each market in which our segments operate; and (ix) other factors described from time to time in our Securities and Exchange Commission filings. We do not intend to update the forward-looking statements contained in this report other than as required by law. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of our financial statements as of February 28, 2022 remain unchanged from November 30, 2021. Disclosure of these critical accounting policies is incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2021.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for the three-month period ended February 28, 2022 were $5,613,000 compared to $5,401,000 during the same period in fiscal 2021, an increase of $212,000, or 3.9%. The increase in consolidated revenue is due to increased sales in our Agricultural Products segment. Consolidated gross margin for the three-month period ended February 28, 2022 was 21.2% compared to 19.3% for the same period in fiscal 2021.

Our first quarter sales in our Agricultural Products segment were $4,161,000 compared to $3,500,000 for the same period in fiscal 2021, an increase of $661,000, or 18.9%. The increase in revenue is due to increased demand for our grinder mixers, beet equipment and manure spreaders. For the second year in a row, we have experienced historic early order program success and are carrying record backlog numbers. Strong commodity prices have created demand that is struggling to be met within the agriculture industry because of labor and supply chain shortages, which has in turn increased the number of early orders we are seeing. Gross margin for the three-month period ended February 28, 2022 was 25.9% compared to 25.2% for the same period in fiscal 2021. Price increases in fiscal 2021 helped us maintain margin moving into fiscal 2022. While we have seen the price of steel start to drop in Q1 of fiscal 2022, component prices and freight costs have continued to rise. We anticipate we will need to take action to mitigate margin erosion from these rising input costs in fiscal 2022.

Our first quarter sales in our Modular Buildings segment were $868,000 compared to $1,291,000 for the same period in fiscal 2021, a decrease of $423,000, or 32.8%. Our decrease in revenue is due largely to the progress on a large construction contract that neared completion at the end of the first quarter of fiscal 2021. We continue to see strong demand for business in this segment despite the slow start to fiscal 2022. Gross margin for the three-month period ended February 28, 2022 was 4.8% compared to 2.9% for the same period in fiscal 2021. We saw margin improvement in fiscal 2022 because of the completion of a large construction project in 2021 that carried a low gross margin. While we did see margin improvement year to date, our sales level wasn’t high enough to absorb our operating expenses and provide a margin we typically expect.

Our Tools segment had sales of $584,000 during the first quarter compared to $610,000 for the same period in fiscal 2021, a decrease of $26,000, or 4.3%. The Tools segment struggled with labor shortages in the first month of fiscal 2022, which led to a disappointing level of December sales. While employee turnover continued through the first quarter of fiscal 2022, production remained steady in the 2nd and 3rd months of fiscal 2022 to mitigate further losses. Since the labor market continues to be highly competitive in Canton, OH, we are working on automated solutions to solve workforce issues in Q2 of fiscal 2022. Demand has grown in this segment in fiscal 2022 and we are currently carrying the largest backlog on record. Gross margin was 12.5% for the three-month period ended February 28, 2022 compared to 20.2% for the same period in fiscal 2021. The decrease in margin is due to the decrease in sales year on year along with wage and benefit improvements we made in Q3 of fiscal 2021 to try to stabilize our workforce. We are expecting margin improvement as we get further into fiscal 2022 from price increases enacted in February of 2022.

Expenses

Our first quarter consolidated selling expenses were $487,000 compared to $473,000 for the same period in fiscal 2021. The increase in selling expenses is due to increased commission expense as a result of the 18.9% increase in sales in our Agricultural Products segment. Selling expenses as a percentage of sales were 8.7% for the three-month period ended February 28, 2022 compared to 8.8% for the same period in fiscal 2021.

Consolidated engineering expenses were $134,000 for the three-month period ended February 28, 2022 compared to $121,000 from the same period in fiscal 2021. The increase is due to wage and benefit improvements made for fiscal 2022. Engineering expenses as a percentage of sales were 2.4% for the three-month period ended February 28, 2022 compared to 2.2% for the same period in fiscal 2021.

Consolidated administrative expenses for the three-month period ended February 28, 2022 were $1,008,000 compared to $817,000 for the same period in fiscal 2021. The increase in administrative expenses for Q1 of fiscal 2022 is due to the rising wages and benefit improvements. Administrative expenses as a percentage of sales were 18.0% for the three-month period ended February 28, 2022 compared to 15.1% for the same period in fiscal 2021.

Net Loss

Consolidated net loss was $(406,000) for the three-month period ended February 28, 2022 compared to net loss of $(315,000) for the same period in fiscal 2021. Our Agricultural Products segment showed improvement in the first fiscal quarter of 2022, but our Modular Buildings and Tools showed increased losses year over year. The first quarter of our fiscal year is typically our worst performing quarter of the year because of the timing of orders and production in our Agricultural Products segment. Our production increases in the spring and summer months in this segment and slows down again in the winter months. Our Tools segment is carrying the backlog to be successful for the remainder of the fiscal year as we work through labor shortages with automation. The Modular Buildings segment will be working on closing additional contracts to stabilize revenues for the remainder of the year.

Order Backlog

The consolidated order backlog net of discounts as of April 8, 2022 was $11,173,000 compared to $6,483,000 as of April 8, 2021, a 42% increase. The Agricultural Products segment order backlog was $9,038,000 as of April 8, 2022 compared to $5,408,000 in fiscal 2021. The backlog for the Modular Buildings segment was $1,463,000 as of April 8, 2022, compared to $717,000 in fiscal 2021. The backlog for the Tools segment was $671,000 as of April 8, 2022 compared to $358,000 in fiscal 2021. Our backlog numbers are up significantly in all three segments while we are carrying historic backlog numbers in our Agricultural Products and Tools segments. We will be battling supply chain challenges and workforce shortages in fiscal 2022 as we work through our open orders. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our primary source of funds for the three months ended February 28, 2022 was cash generated by operating activities. The collection of accounts receivables and customer deposits related to our fall early order program provided approximately $2.7 million in cash in the first three months of fiscal 2022. Our primary uses of cash were related to the retirement of debt and rising inventory costs. We expect our primary capital needs for the remainder of fiscal 2022 to relate to operating costs, primarily production costs, fulfillment of customer deposits, and the retirement of debt. We also expect to use cash on capital expenditures that improve work force efficiency and maximize shop output over the next two years as part of Iowa Economic Development Authority’s Manufacturing 4.0 program. The Company will be receiving a $500,000 grant to use on capital equipment, which requires a 25% match by the Company.

We have a $5,000,000 revolving line of credit with Bank Midwest that, as of February 28, 2022, had an outstanding principal balance of $3,150,530. This line of credit is scheduled to mature on March 30, 2023.

The Company continues to seek additional funding up to $2 million under the SBA’s Economic Injury Disaster Loan program.

On March 29, 2022, the Company entered into a Common Stock Purchase Agreement with Alumni Capital LP to provide aggregate gross proceeds to the Company of up to $3,000,000 in exchange for the Company’s common stock. The Company expects to fully utilize the $3,000,000 in funding under this Stock Purchase Agreement over the next twelve months for capital improvements that improve plant efficiency, production output and new product development.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The persons serving as our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period subject to this report. Based on this evaluation, the persons serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of February 28, 2022. Our management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents the information with respect to purchases made by us of our common stock during the first quarter of fiscal 2022:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
December 1 to December 31, 2021	-	$-	N/A	N/A
January 1 to January 31, 2022	-	$-	N/A	N/A
February 1 to February 28, 2022	10,406	$3.35	N/A	N/A
Total	10,406	$3.35

(1) Reflects shares withheld pursuant to the terms of restricted stock awards under our 2020 Plan to offset tax withholding obligations that occur upon vesting and release of shares. The value of the shares withheld is the closing price of our common stock on the date the relevant transaction occurs.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Line of Credit Renewals

Effective March 28, 2022, we renewed our $5,000,000 revolving line of credit with Bank Midwest. The revolving line of credit matures on March 30, 2023 and requires monthly interest-only payments. The updated Promissory Note with Bank Midwest is included as Exhibit 10.1 hereto and is incorporated herein.

Item 6.  Exhibits.

Exhibit No.	Description
10.1	Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated March 28, 2022 – filed herewith.
10.2	Common Stock Purchase Agreement, dated March 29, 2022, by and between Art's-Way Manufacturing Co., Inc. and Alumni Capital LP. – incorporated by reference to form 8-K filed April 4, 2022.
31.1	Certificate of Chief Executive Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
31.2	Certificate of Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
101

The following materials from this report, formatted in iXBRL (Inline Extensible Business Reporting Language) are filed herewith: (i) condensed consolidated balance sheets, (ii) condensed consolidated statement of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date: April 14, 2022	By: /s/ David A. King
David A. King
President and Chief Executive Officer

Date: April 14, 2022	By: /s/ Michael W. Woods
Michael W. Woods
Chief Financial Officer