Form 10-Q
period 2022-05-31
ARTS WAY MANUFACTURING CO INC
filed 2022-07-15
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2022

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 000-05131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of common shares outstanding as of July 5, 2022: 4,640,097

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Balance Sheets
(Unaudited)

	May 31, 2022	November 30, 2021

Assets
Current assets:
Cash	$4,975	$2,658
Accounts receivable-customers, net of allowance for doubtful accounts of $35,061 and $38,188 at May 31, 2022 and November 30, 2021, respectively	2,480,606	2,663,030
Inventories, net	10,887,195	9,210,103
Cost and profit in excess of billings	522,228	177,284
Other current assets	874,853	121,170
Total current assets	14,769,857	12,174,245
Property, plant, and equipment, net	5,432,516	5,237,328
Assets held for lease, net	521,555	521,555
Deferred income taxes	2,685,630	2,621,886
Other assets	632,186	299,034
Total assets	$24,041,744	$20,854,048
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,524,286	$1,737,091
Customer deposits	1,819,509	278,509
Billings in excess of cost and profit	83,989	280,761
Income taxes payable	5,000	5,500
Accrued expenses	982,959	1,162,373
Line of credit	4,703,225	4,074,530
Current portion of finance lease liabilities	116,311	48,591
Current portion of long-term debt	116,146	99,462
Total current	10,351,425	7,686,817
Long-term liabilities
Long-term portion of finance lease liabilities	425,650	142,386
Long-term portion of operating lease liabilities	29,111	34,931
Long-term debt, excluding current portion	2,930,014	2,635,467
Total liabilities	13,736,200	10,499,601
Commitments and Contingencies (Notes 8, 9, 10 and 13)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares at May 31, 2022 and November 30, 2021; issued and outstanding 0 shares at May 31, 2022 and November 30, 2021	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares at May 31, 2022 and November 30, 2021; issued 4,704,671 at May 31, 2022 and 4,583,504 in November 30, 2021	47,047	45,835
Additional paid-in capital	4,034,102	3,760,649
Retained earnings	6,425,351	6,656,487
Treasury stock, at cost (64,574 shares at May 31, 2022 and 44,532 shares at November 30, 2021)	(200,956)	(108,524)
Total stockholders’ equity	10,305,544	10,354,447
Total liabilities and stockholders’ equity	$24,041,744	$20,854,048

See accompanying  notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Sales	$7,275,353	$5,710,228	$12,888,420	$11,110,800
Cost of goods sold	5,082,195	3,988,170	9,503,119	8,346,063
Gross profit	2,193,158	1,722,058	3,385,301	2,764,737
Expenses:
Engineering	143,943	122,127	278,014	243,518
Selling	630,772	543,958	1,117,928	1,016,933
General and administrative	1,097,350	907,192	2,105,143	1,724,028
Total expenses	1,872,065	1,573,277	3,501,085	2,984,479
Income (Loss) from operations	321,093	148,781	(115,784)	(219,742)
Other income (expense):
Interest expense	(97,392)	(74,787)	(174,096)	(133,471)
Other	(1,454)	6,984	(3,005)	34,642
Total other income (expense)	(98,846)	(67,803)	(177,101)	(98,829)
Income (Loss) before income taxes	222,247	80,978	(292,885)	(318,571)
Income tax expense (benefit)	46,894	16,888	(61,749)	(67,423)
Net Income (Loss)	175,353	64,090	(231,136)	(251,148)

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Stockholders' Equity
Six Months Ended May 31, 2022 and May 31, 2021
(Unaudited)

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2020	4,470,004	$44,700	$3,496,243	$6,443,856	35,097	$(78,054)	$9,906,745
Stock based compensation	103,500	1,035	140,764	-	9,435	(30,471)	111,328
Net (loss)	-	-	-	(251,148)	-	-	(251,148)
Balance, May 31, 2021	4,573,504	45,735	3,637,007	6,192,708	44,532	(108,525)	9,766,925

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2021	4,583,504	$45,835	$3,760,649	$6,656,487	44,532	$(108,524)	$10,354,447
Stock based compensation	101,167	1,012	156,453	-	20,042	(92,432)	65,033
Common stock purchase agreement	20,000	200	117,000				117,200
Net (loss)	-	-	-	(231,136)	-	-	(231,136)
Balance, May 31, 2022	4,704,671	47,047	4,034,102	6,425,351	64,574	(200,956)	10,305,544

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	May 31, 2022	May 31, 2021
Cash flows from operations:
Net income (loss)	$(231,136)	$(251,148)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock based compensation	157,465	141,799
Decrease in obsolete inventory reserves	(197,613)	(144,933)
Gain on disposal of property, plant, and equipment	3,971	(7,998)
Depreciation and amortization expense	350,435	308,267
Accrued interest on deferred debt payments	8,520	8,416
Increase (decrease) in allowance for doubtful accounts	(3,127)	9,939
Deferred income taxes	(63,744)	(74,192)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	185,551	(24,231)
Inventories	(1,479,479)	(1,088,928)
Net investment in sales-type leases	-	17,235
Other assets	(619,103)	(284,598)
Increase (decrease) in:
Accounts payable	787,195	(276,807)
Contracts in progress, net	(541,716)	(346,797)
Customer deposits	1,541,000	786,985
Income taxes payable	(500)	3,900
Accrued expenses	(178,916)	(116,948)
Net cash used by operating activities	(281,197)	(1,340,039)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(509,097)	(318,958)
Net proceeds from sale of assets	9,300	8,000
Net cash used in investing activities:	(499,797)	(310,958)
Cash flows from financing activities:
Net change in line of credit	628,695	1,729,000
Principal payments on finance lease obligations	(38,317)	-
Proceeds from term debt	350,000	-
Repayment of term debt	(47,289)	(44,998)
Cost of equity issuance	(17,346)	-
Repurchases of common stock	(92,432)	(30,471)
Net cash provided by financing activities	783,311	1,653,531
Net increase in cash:	2,317	2,534
Cash at beginning of period	2,658	2,684
Cash at end of period	$4,975	$5,218

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$155,385	$110,180
Income taxes	800	2,869

Supplemental disclosures of non-cash operating activities:
Right-of-use (ROU) assets acquired (included in other assets)	$389,300	$-
Common stock purchase agreement shares issued (included in other assets)	$117,200	$-

See accompanying  notes to consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

2)	Summary of Significant Accounting Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2021. The results of operations for the three and six months ended May 31, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2022.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three months and six months ended May 31, 2022. Actual results could differ from those estimates.

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

	Three Months Ended May 31, 2022
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$4,530,000	$-	$-	$4,530,000
Farm equipment service parts	676,000	-	-	676,000
Steel cutting tools and inserts	-	-	738,000	738,000
Modular buildings	-	1,157,000	-	1,157,000
Modular building lease income	-	-	-	-
Other	110,000	52,000	12,000	174,000
	$5,316,000	$1,209,000	$750,000	$7,275,000

	Three Months Ended May 31, 2021
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$3,115,000	$-	$-	$3,115,000
Farm equipment service parts	659,000	-	-	659,000
Steel cutting tools and inserts	-	-	652,000	652,000
Modular buildings	-	1,177,000	-	1,177,000
Modular building lease income	-	-	-	-
Other	84,000	17,000	6,000	107,000
	$3,858,000	$1,194,000	$658,000	$5,710,000

	Six Months Ended May 31, 2022
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$8,045,000	$-	$-	$8,045,000
Farm equipment service parts	1,234,000	-	-	1,234,000
Steel cutting tools and inserts	-	-	1,312,000	1,312,000
Modular buildings	-	2,009,000	-	2,009,000
Modular building lease income	-	-	-	-
Other	198,000	68,000	22,000	288,000
	$9,477,000	$2,077,000	$1,334,000	$12,888,000

	Six Months Ended May 31, 2021
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$5,892,000	$-	$-	$5,892,000
Farm equipment service parts	1,278,000	-	-	1,278,000
Steel cutting tools and inserts	-	-	1,259,000	1,259,000
Modular buildings	-	2,317,000	-	2,317,000
Modular building lease income	-	-	-	-
Other	187,000	168,000	10,000	365,000
	$7,357,000	$2,485,000	$1,269,000	$11,111,000

The Company offered floorplan terms in its Agricultural Products segment during its Fall 2021 early order program to incentivize customers to stock farm equipment on their lots. Floorplan terms allow customers to pay the Company at the earliest of retail date or 180 days. This program has an affect on the timing of the Company’s fiscal 2022 cash flows compared with historical cash flows.

4)	Contract Receivables, Contract Assets and Contract Liabilities

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers included on the Condensed Consolidated Balance Sheets.

	May 31, 2022	November 30, 2021
Receivables	$2,481,000	$2,663,000
Assets	522,000	177,000
Liabilities	1,903,000	559,000

The amount of revenue recognized in the first six months of fiscal 2022 that was included in a contract liability on November 30, 2021 was approximately $559,000. $276,000 of revenue was recognized in the first six months of fiscal 2021 while the contract liability balance at November 30, 2020 was $474,000. The decrease in contract receivables on May 31, 2022 is due to normal collection cycle of receivables in the first two quarters of fiscal 2022. Contract liabilities increased significantly during the six months ended May 31, 2022 as the Company received a large amount of deposits on its fall and spring early order programs.

The Company utilizes the practical expedient exception for these contracts and will report only on performance obligations greater than one year. As of May 31, 2022, the Company has no performance obligations with an original expected duration greater than one year.

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

Basic and diluted net income (loss) per share have been computed based on the following as of May 31, 2022 and May 31, 2021:

	For the Three Months Ended
	May 31, 2022	May 31, 2021
Numerator for basic and diluted net income (loss) per share:

Net income (loss)	$175,353	$64,090

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	4,629,331	4,522,514
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	4,629,331	4,522,514

Net Income (Loss) per share - Basic:
Net Income (Loss) per share	$0.04	$0.01

Net Income (Loss) per share - Diluted:
Net Income (Loss) per share	$0.04	$0.01

	For the Six Months Ended
	May 31, 2022	May 31, 2021
Numerator for basic and diluted net income (loss) per share:

Net income (loss)	$(231,136)	$(251,148)

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	4,599,743	4,498,687
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	4,599,743	4,498,687

Net Income (Loss) per share - Basic:
Net Income (Loss) per share	$(0.05)	$(0.06)

Net Income (Loss) per share - Diluted:
Net Income (Loss) per share	$(0.05)	$(0.06)

6)	Inventory

Major classes of inventory are:

	May 31, 2022	November 30, 2021
Raw materials	$9,505,663	$8,289,386
Work in process	414,158	357,721
Finished goods	2,918,826	3,088,739
Total Gross Inventory	$12,838,647	$11,735,846
Less: Reserves	(1,951,452)	(2,525,743)
Net Inventory	$10,887,195	$9,210,103

7)	Accrued Expenses

Major components of accrued expenses are:

	May 31, 2022	November 30, 2021
Salaries, wages, and commissions	$626,179	$654,757
Accrued warranty expense	89,549	202,850
Other	267,231	304,766
	$982,959	$1,162,373

8)	Assets Held for Lease

Major components of assets held for lease are:

	May 31, 2022	November 30, 2021
Modular Buildings	$521,555	$521,555
Total assets held for lease	$521,555	$521,555

There were no rents recognized from assets held for lease included in sales on the Condensed Consolidated Statements of Operations during the three and six months ended May 31, 2022 and May 31, 2021.

The Company has two of the seven rental buildings under lease agreements as of July 5, 2022.

The future minimum lease receipts from assets held for lease for periods after May 31, 2022 are as follows:

Year Ending November 30,	Amount
2022	$49,200
2023	90,950
Total	$140,150

On June 14, 2022, the Company received a purchase order in the amount of $383,904 for the purchase of two rental buildings in the Company’s fleet.

9)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. Product warranty is included in the price of the product and provides assurance that the product will function in accordance with agreed-upon specifications. It does not represent a separate performance obligation under ASC 606. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 7 “Accrued Expenses.” Changes in the Company’s product warranty liability for the three and six months ended May 31, 2022 and May 31, 2021 are as follows:

	For the Three Months Ended
	May 31, 2022	May 31, 2021
Balance, beginning	$115,062	$295,581
Settlements / adjustments	73,088	44,807
Warranties issued	(98,601)	(72,888)
Balance, ending	$89,549	$267,500

	For the Six Months Ended
	May 31, 2022	May 31, 2021
Balance, beginning	$202,850	$291,453
Settlements / adjustments	94,712	78,313
Warranties issued	(208,013)	(102,266)
Balance, ending	$89,549	$267,500

The Company was carrying a larger warranty accrual in fiscal 2021 than historically reported due to a large construction project in the Modular Buildings segment. The warranty period for this project closed on April 9, 2022.

10)	Loan and Credit Agreements

Bank Midwest Revolving Lines of Credit

The Company maintains a $5,000,000 revolving line of credit (the “Line of Credit”) and a $550,000 revolving line of credit (the “Reserve Line of Credit”), both used for working capital purposes. The Reserve Line of Credit funds will remain undisbursed until all funds on the Line of Credit are used. On May 31, 2022, the combined balance of the Line of Credit and Reserve Line of Credit was $4,703,225 with $846,775 remaining available, as may be limited by the borrowing base calculation. The Line of Credit borrowing base is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of net inventory, less any outstanding loan balance on the Line of Credit. On May 31, 2022, the Line of Credit was not limited by the borrowing base calculation. Any unpaid principal amount borrowed on the Line of Credit accrues interest at a floating rate per annum equal to 1.50% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 6.25% per annum following several increases in the fiscal 2022. The Line of Credit was most recently renewed on March 28, 2022. The Line of Credit matures on March 30, 2023 and requires monthly interest-only payments. Any unpaid principal amount borrowed on the Reserve Line of Credit accrues interest at a floating rate per annum equal to 2.0% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.00% per annum and the current interest rate is 6.75% per annum. The Reserve Line of Credit matures on November 30, 2022 and any unpaid balance will need to be repaid at that time. The Line of Credit is governed by the terms of a Promissory Note, dated February 11, 2021, entered into between the Company and Bank Midwest. The Reserve Line of Credit is governed by the terms of a Promissory Note, dated May 17, 2022, entered into between the Company and Bank Midwest.

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

The Reserve Line of Credit is secured by any and all security documents between the Company and Bank Midwest.

Bank Midwest Term Loans

The Company carries a $2,600,000 term loan due October 1, 2037 (the “Term Loan”), and a $350,000 term loan (the “Roof Term Loan”) due on May 15, 2027. The Term Loan accrues interest at a rate of 5.00% for the first sixty months, which will end on September 28, 2022. Thereafter, the Term Loan will accrue interest at a floating rate per annum equal to 0.75% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.15% per annum and the interest rate may only be adjusted by Bank Midwest once every five years. Monthly payments of $17,271 for principal and interest are required. The Term Loan is also guaranteed by the United States Department of Agriculture (“USDA”), which required an upfront guarantee fee of $62,400 and requires an annual fee of 0.5% of the unpaid balance. As part of the USDA guarantee requirements, shareholders owning more than 20% are required to personally guarantee a portion of the Term Loan, in an amount equal to their stock ownership percentage. The J. Ward McConnell Jr. Living Trust, the estate of the former Vice Chairman of the Board of Directors and a shareholder owning more than 20% of the Company’s outstanding stock, is guaranteeing approximately 38% of the Term Loan, for an annual fee of 2% of the personally guaranteed amount. The initial guarantee fee will be amortized over the life of the Term Loan, and the annual fees and personally guaranteed amounts are expensed monthly. The Company also entered into the Roof Term Loan of $350,000 on May 17, 2022. The Roof Term Loan’s proceeds are being used to fix sections of the Armstrong facility’s roof. The Roof Term Loan requires 59 regular payments of $2,972 and an estimated balloon payment of $268,176 on the maturity date of May 15, 2027. Any unpaid principal amount borrowed on the Roof Term Loan accrues interest at a floating rate per annum equal to 2.00% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 5.00% per annum and the current interest rate is 6.75% per annum. The Term Loan is governed by the terms of a Promissory Note, dated September 28, 2017, entered into between the Company and Bank Midwest. The Roof Term Loan is governed by the terms of a Promissory Note, dated May 17, 2022, entered into between the Company and Bank Midwest.

Compliance

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

Compliance with the following Bank Midwest covenants is measured annually at November 30. A maximum debt to worth ratio of 1 to 1 must be maintained, with a minimum of 40% tangible balance sheet equity, with variations subject to mutual agreement. The Company is also required to maintain a minimum debt service coverage ratio of 1.25, with a 0.10 tolerance. The Company also must receive bank approval for purchases or sales of individual equipment over $50,000 individually and maintain reasonable salaries and owner compensation. The Company was out of compliance with its debt to worth ratio covenant in place under the Bank Midwest loan agreements as of November 30, 2021. Bank Midwest issued a waiver forgiving the noncompliance, and in turn waived the event of default. The next measurement date is November 30, 2022.

The Company also has a minimum working capital requirement of $4,000,000 that is measured monthly. The $4,000,000 working capital level serves as a trigger point for Bank Midwest and the Company to continue discussion of capital raising strategies to support additional capital injection. As of May 31, 2022, the Company was in compliance with its working capital requirement.

SBA Economic Injury Disaster Loans

The Company secured three loans in the amount of $150,000 each in June of 2021 with the U.S. Small Business Administration under its Economic Injury Disaster Loan (“EIDL”) program. Proceeds from the EIDLs were used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue from the date of inception. Installment payments, including principal and interest, are due monthly, thirty months from the date of disbursement, in the amount of $731 per loan. The balance of principal and interest is payable 30 years from the date of disbursement. The EIDLs are secured by a security interest on all of the Company’s assets. Each EIDL is governed by the terms of a separate Promissory Note, dated either June 18, 2020 or June 24, 2020, as applicable, entered into by the Company or the applicable subsidiary.

A summary of the Company’s term debt is as follows:

	May 31, 2022	November 30, 2021
Bank Midwest loan payable in monthly installments of $17,271 including interest at 5.00%, due October 1, 2037	$2,213,124	$2,260,412
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 18, 2022, due June 18, 2050, Original principal balance of $150,000	160,973	158,168
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 18, 2022, due June 18, 2050, Original principal balance of $150,000	160,973	158,168
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 24, 2022, due June 24, 2050, Original principal balance of $150,000	161,091	158,181
Bank Midwest loan payable in monthly installments of $2,972 including interest at 6.00%, due May 15, 2027	350,000	-
Total term debt	$3,046,160	$2,734,929
Less current portion of term debt	116,146	99,462
Term debt, excluding current portion	$2,930,014	$2,635,467

A summary of the minimum maturities of term debt follows for the years ending November 30:

Year	Amount
2022	$54,637
2023	122,882
2024	130,246
2025	137,509
2026	143,575
2027 and thereafter	2,457,311
$3,046,160

11)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.

12)	Related Party Transactions

During the three and six months ended May 31, 2022, and May 31, 2021, the Company did not recognize any revenues from transactions with a related party, and no amounts in accounts receivable balances were due from a related party. From time to time, the Company purchases various supplies from related parties, which are companies in which Marc McConnell, the Chairman of the Company’s Board of Directors, has an ownership interest and also serves as President. J. Ward McConnell Jr.’s estate, the J. Ward McConnell, Jr. Living Trust, is paid a monthly fee to guarantee a portion of the Company’s term debt in accordance with the USDA guarantee obtained on the Company’s term debt. In the three and six months ended May 31, 2022, the Company recognized $6,203 and $15,552 of expense for transactions with related parties, respectively, compared to $7,992 and $12,661 for the three and six months ended May 31, 2021. As of May 31, 2022, accrued expenses contained a balance of $1,423 owed to a related party compared to $1,483 on May 31, 2021.

13)	Leases

	May 31, 2022	November 30, 2021
Operating lease right-of-use assets (in other assets)	$41,444	47,794
Current portion of operating lease liabilities (in accrued expenses)	$12,333	12,863
Long-term portion of operating lease liabilities	29,111	34,931
Total operating lease liabilities	$41,444	47,794

The Company recorded $5,192 and $10,035 of operating lease costs in the three and six months ended May 31, 2022, respectively, which included variable costs tied to usage, compared to $5,909 and $11,989 for the three and six months ended May 31, 2021.The Company’s operating leases carry a weighted average lease term of 46 months and have a weighted average discount rate of 4.88%

Future maturities of operating lease liabilities are as follows:

Years Ending November 30
2022	7,457
2023	12,345
2024	11,162
2025	9,532
2026	4,764
Total lease payments	45,260
Less imputed interest	(3,816)
Total operating lease liabilities	41,444

The components of finance leases on the Consolidated Balance Sheets on May 31, 2022 and November 30, 2021 were as follows:

	May 31, 2022	November 30, 2021
Finance lease right-of-use assets (net of amortization in other assets)	$532,822	$190,667
Current portion of finance lease liabilities	$116,311	$48,591
Long-term portion of finance lease liabilities	425,650	142,386
Total finance lease liabilities	$541,961	$190,977

Future maturities of finance lease liabilities as of May 31, 2022 are as follows:

Year Ending November 30,
2022	$66,725
2023	$136,991
2024	$148,374
2025	$94,548
2026	$92,964
2027 and thereafter	$54,268
Total lease payments	593,870
Less imputed interest	(51,909)
Total finance lease liabilities	$541,961

The weighted average lease term of the Company’s finance leases are 52 months while the weighted average rate of finance leases is 4.24%. The Company incurred $31,002 and $47,144 of amortization expense from ROU assets related to finance leases in three- and six-months ending May 31, 2022, respectively compared to $0 for the same periods in 2021.

On June 29, 2022 the Company signed a finance lease proposal for a forklift that has 60 monthly payments of $2,432 with a  of $14,575. The forklift will be used at the Agricultural Products segment to transport oversized equipment.

On July 5, 2022, the Company entered into a finance lease agreement for a Haas milling machine for its Tools segment to increase production capacity and efficiency. The finance lease consists of 60 payments of $2,805 per month with a buyout of $16,437 at the end of the lease.

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

	For the Three Months Ended
	May 31, 2022	May 31, 2021
Shares issued to directors (immediate vesting)	10,000	10,000
Shares issued to directors, employees, and consultants (three-year vesting)	94,500	88,500
Total shares issued	104,500	98,500

	For the Six Months Ended
	May 31, 2022	May 31, 2021
Shares issued to directors (immediate vesting)	15,000	15,000
Shares issued to directors, employees, and consultants (three-year vesting)	94,500	88,500
Unvested shares forfeit upon termination	(8,333)	-
Total shares issued	101,167	103,500

	For the Three Months Ended
	May 31, 2022	May 31, 2021
Stock-based compensation expense	88,413	79,745
Treasury share repurchase expense	(57,527)	(12,175)
Stock-based compensation expense net of treasury repurchases	30,886	67,570

	For the Six Months Ended
	May 31, 2022	May 31, 2021
Stock-based compensation expense	157,265	141,799
Treasury share repurchase expense	(92,432)	(30,471)
Stock-based compensation expense net of treasury repurchases	64,833	111,328

Total shares issued	101,167	103,500

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. The Company estimates the fair value of each stock-based option award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. No stock options were granted during the three- and six-month periods ended May 31, 2022 or in the same respective period of fiscal 2021.

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

Among other limitations, unless otherwise agreed upon by Alumni Capital, each sale of shares will be limited to 50,000 shares and further limited to no more than the number of shares that would result in the beneficial ownership by Alumni Capital and its affiliates, at any single point in time, of more than 9.99% of the then-outstanding shares of Common Stock. Alumni Capital will purchase the shares of Common Stock under the Agreement at a discount ranging from 3 - 5% of the lowest traded price of the Common Stock in the five business days preceding the Company delivering notice of the required purchase of shares to Alumni Capital.

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

The Purchase Agreement provides that the Company will file a registration statement under the Securities Act covering the resale of the shares issued to Alumni Capital. Alumni Capital’s obligation to purchase shares of Common Stock under the Purchase Agreement is conditioned upon, among other things, the registration statement having been declared effective by the Securities and Exchange Commission. The Company filed a registration statement on Form S-3 (the “Registration Statement”) April 27, 2022 which was declared effective on May 9, 2022 by the SEC.

As of July 15, 2022 no shares have been sold or issued to Alumni Capital pursuant to the Purchase Agreement other than the 20,000 Commitment Shares.

The Company incurred approximately $134,000 of expense related to equity issuance in the six months ended May 31, 2022 in the form of 20,000 commitment shares at $5.86 per share and attorney fees for the negotiation and execution of the Purchase Agreement and the preparation and filing of the registration statement. These equity issuance costs are included in prepaid assets at May 31, 2022 and will reduce future proceeds received under the common stock purchase agreement.

16)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. At May 31, 2022 and November 30, 2021, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, finance lease liabilities and other current and long-term liabilities. The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of these instruments. The fair value of the finance lease liabilities also approximate recorded value as that is based on discounting future cash flows at rates implicit in the lease. The rates implicit in the lease do not materially differ from current market rates. The fair value of the Company’s term loans payable also approximates recorded value because the interest rates charged under the loan terms are not substantially different from current interest rates.

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

Approximate financial information with respect to the reportable segments is as follows.

	Three Months Ended May 31, 2022
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$5,316,000	$1,209,000	$750,000	$7,275,000
Income (loss) from operations	447,000	(86,000)	(40,000)	321,000
Income (loss) before tax	366,000	(93,000)	(51,000)	222,000
Total Assets	18,389,000	2,998,000	2,520,000	23,907,000
Capital expenditures	321,000	10,000	4,000	335,000
Depreciation & Amortization	$117,000	$33,000	$32,000	$182,000

	Three Months Ended May 31, 2021
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$3,858,000	$1,194,000	$658,000	$5,710,000
Income (loss) from operations	188,000	(21,000)	(18,000)	149,000
Income (loss) before tax	137,000	(28,000)	(28,000)	81,000
Total Assets	14,271,000	3,725,000	2,674,000	20,670,000
Capital expenditures	155,000	-	-	155,000
Depreciation & Amortization	$87,000	$27,000	$33,000	$147,000

	Six Months Ended May 31, 2022
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$9,477,000	$2,077,000	$1,334,000	$12,888,000
Income (loss) from operations	318,000	(308,000)	(126,000)	(116,000)
Income (loss) before tax	180,000	(323,000)	(150,000)	(293,000)
Total Assets	18,389,000	2,998,000	2,520,000	23,907,000
Capital expenditures	474,000	24,000	11,000	509,000
Depreciation & Amortization	$218,000	$67,000	$65,000	$350,000

	Six Months Ended May 31, 2021
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$7,357,000	$2,485,000	$1,269,000	$11,111,000
Income (loss) from operations	(9,000)	(187,000)	(24,000)	(220,000)
Income (loss) before tax	(76,000)	(199,000)	(44,000)	(319,000)
Total Assets	14,271,000	3,725,000	2,674,000	20,670,000
Capital expenditures	310,000	9,000	-	319,000
Depreciation & Amortization	$185,000	$56,000	$67,000	$308,000

*The consolidated total in the tables is a sum of segment figures and may not tie to actual figures in the condensed consolidated financial statements due to rounding.

18)	Subsequent Events

Management evaluated all other activity of the Company and concluded the following subsequent events required disclosure: the PO received for a rental building sale reported in Note 8 Assets Held for Lease and the finance lease agreement and proposal signed for Haas and forklift in Note 13 Leases. No other events have occurred that would require recognition in the condensed consolidated financial statements.

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

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) the impact of changing credit markets on our ability to continue to obtain financing on reasonable terms; (ii) our ability to repay current debt, continue to meet debt obligations and comply with financial covenants; (iii) the effect of inflation as well as general economic conditions, including consumer and governmental spending, on the demand for our products and the cost of our supplies and materials; (iv) the ongoing COVID-19 pandemic; (v) fluctuations in seasonal demand and our production cycle; (vi) the ability of our suppliers to meet our demands for raw materials and component parts; (vii) fluctuations in the price of raw materials, especially steel; (viii) our ability to predict and meet the demands of each market in which our segments operate; and (ix) other factors described from time to time in our Securities and Exchange Commission filings. We do not intend to update the forward-looking statements contained in this report other than as required by law. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of our financial statements as of May 31, 2022 remain unchanged from November 30, 2021. Disclosure of these critical accounting policies is incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2021.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for the three- and six-month periods ended May 31, 2022 were $7,275,000 and $12,888,000, respectively, compared to $5,710,000 and $11,111,000 during the same respective periods in fiscal 2021, a $1,565,000, or 27.4%, increase for the three months and a $1,777,000, or 16.0%, increase for the six months. We saw increased revenue and demand in all three business segments for the three months ended May 31, 2022 and increases in revenue in the Agricultural Products and Tools segments for the six months ended May 31, 2022. Consolidated gross margin for the three-month period ended May 31, 2022 was 30.1% compared to 30.2% for the same period in fiscal 2021. Consolidated gross margin for the six-month period ended May 31, 2022 was 26.3% compared to 24.9% for the same period in fiscal 2021. The increased margin is due largely to our Agricultural Products and Modular Buildings segment, as discussed further below.

Our second quarter sales in our Agricultural Products segment were $5,316,000 compared to $3,858,000 during the same period of fiscal 2021, an increase of $1,458,000, or 37.8%. Our year-to-date agricultural product sales were $9,477,000 compared to $7,357,000 during the same period in fiscal 2021, an increase of $2,120,000, or 28.8%. The Company continues to see historic backlog numbers through Q2 of fiscal 2022 as commodity prices remain near or at all-time highs. Our sales are up on almost all of our product offerings for the six months ended May 31, 2022 including beet equipment, manure spreaders, grinder mixers and land maintenance equipment. We expect strong demand for our products to continue in the short term as commodity prices remain high with concerns of global food shortages and with supply chain pressure creating agricultural equipment availability issues. We have seen repeated disruptions in our supply chain so far in fiscal 2022. As a result of supply chain disruptions, our planning department has been placing purchase orders and bringing in inventory further in advance of production dates than we have historically. This, as well as price increases, have led to an inventory increase of approximately $1.7 million for the first six months of fiscal 2022. Gross margin for our agricultural products segment for the three-month period ended May 31, 2022 was 35.5% compared to 36.4% for the same period in fiscal 2021. Gross margin for our agricultural products segment for the six-month period ended May 31, 2022 was 31.3% compared to 31.1% for the same period in fiscal 2021. In a period of rising costs, the Company has been proactive to maintain margins through price increases. The Company expects continued downward pressure on margins as inflation continues to affect the overall economy. The Company limited new orders on the spring early order program to mitigate further margin erosion. The Company’s current backlog fills the production schedule through the end of the 2022 calendar year.

Our second quarter sales in our Modular Buildings segment were $1,209,000 compared to $1,194,000 for the same period in fiscal 2021, an increase of $15,000, or 1.3%. Our year-to-date sales in our Modular Buildings segment were $2,077,000 compared to $2,485,000 for the same period in fiscal 2021, a decrease of $408,000, or 16.4%. While our sales increased in the three months ended May 31, 2022, we did see a decline in sales for the six months ended May 31, 2022, as we completed a large construction project in the first six months of fiscal 2021 that boosted our revenue for that period. While this project did boost our revenue in 2021, we expect the margin quality of our fiscal 2022 projects and backlog to be stronger than the margin quality of the completed project in fiscal 2021. Our current backlog and quoting activity indicate we should see a strong finish to fiscal 2022. Gross margin for the three- and six-month periods ended May 31, 2022 was 15.8% and 11.2%, respectively, compared to 15.7% and 9.1% for the same respective periods in fiscal 2021. The large construction project we finished in Q2 of fiscal 2021 brought down our fiscal 2021 margin. Rising construction material costs has put additional pressure on our gross margin in fiscal 2022. In addition, we have seen delays in delivery of construction materials that has increased our lead times on building deliveries.

Our Tools segment had sales of $750,000 and $1,334,000 during the three- and six-month periods ended May 31, 2022, respectively, compared to $658,000 and $1,269,000 for the same respective periods in fiscal 2021, a 14.0% increase and a 5.1% increase, respectively. Sales have rebounded in this segment to our pre-pandemic levels. As oil prices continue to rise, we expect some of our lost customers during fiscal 2020 to have demand for tools once again. We installed new equipment in June to help increase our output and ability to generate more sales in this time of high demand. Gross margin was 15.6% and 14.2% for the three- and six-month periods ended May 31, 2021, respectively, compared to 19.9% and 19.9% for the same respective periods in fiscal 2021. Our gross margin has decreased year on year due to high staff turnover in fiscal 2022 that has decreased the efficiency of our direct labor.

Expenses

Our second quarter consolidated selling expenses were $631,000 compared to $544,000 for the same period in fiscal 2021. Our year-to-date selling expenses were $1,118,000 in fiscal 2022 compared to $1,017,000 for the same period in fiscal 2021. Our selling expenses are up in fiscal 2022 due to increased commission expense from a sales increase and the addition of an inside sales position that focuses primarily on whole goods to improve the customer service experience in our agricultural products segment. We also have additional expense related to trade show participation in fiscal 2022 as COVID-19 restrictions have loosened. Selling expenses as a percentage of sales were 8.7% for the three- and six-month periods ended May 31, 2022, compared to 9.5% and 9.2% for the same respective periods in fiscal 2021.

Consolidated engineering expenses were $144,000 and $278,000 for the three- and six-month periods ended May 31, 2022, respectively, compared to $122,000 and $244,000 for the same respective periods in fiscal 2021. The increase in engineering expenses year on year is due to improved company benefit offering and salary increases. Engineering expenses as a percentage of sales were 2.0% and 2.2% for the three- and six-month periods ended May 31, 2022, respectively, compared to 2.1% and 2.2% for the same respective periods in fiscal 2021.

Consolidated administrative expenses for the three- and six-month periods ended May 31, 2022 were $1,097,000 and $2,105,000, respectively, compared to $907,000 and $1,724,000 for the same respective periods in fiscal 2021. Administrative expenses as a percentage of sales were 15.1% and 16.3% for the three- and six-month periods ended May 31, 2022, respectively, compared to 15.9% and 15.5% for the same respective periods in fiscal 2021. While administrative expenses are up dollar wise, they have remained steady as a percentage of sales. We have spent additional dollars on administrative expenses for employee retention programs, bonuses, and recruitment.

Net Income (Loss)

Consolidated net income was $175,000 for the three-month period ended May 31, 2022, compared to $64,000 for the same period in fiscal 2021. Our consolidated net loss for the six months ended May 31, 2022, was $(231,000) compared to $(251,000) in the same period in fiscal 2021. The improvement for the three and six months ended May 31, 2022 is fueled by the success of our Agricultural Products segment. Despite the success, we believe we can increase certain production areas by updating capital equipment. We have taken the initial steps to drive our business towards increased automation and efficiency to maximize our manufacturing output and drive our costs down by securing funding from Alumni Capital and Iowa Economic Development’s Manufacturing 4.0 program. We expect to see significant improvement in our operational ability as we are able to implement new equipment in our facility over the next 24 months. Our Modular Buildings segment had a slow start to fiscal 2022 but reached profitability each of the last two months of the fiscal quarter. We are seeing strong demand for our modular buildings to start out the second half of fiscal 2022. Despite the sales increase in the Tools segment, we have seen decreased profitability from employee turnover and rising overhead costs. We are working on additional price increases and automation to increase our volume and margin in the second half of fiscal 2022.

Order Backlog

The consolidated order backlog net of discounts as of July 10, 2022, was $10,781,000 compared to $7,416,000 as of July 10, 2021, an increase of $3,365,000 or 45%. The Agricultural Products segment order backlog was $8,643,000 as of July 10, 2022, compared to $6,005,000 in fiscal 2021 an increase of $2,638,0000 or 44%. We continue to see record backlog amounts in our Agricultural Products segment due to high commodity prices and a strong product offering. The backlog for the Modular Buildings segment was $1,401,000 as of July 10, 2022, compared to $987,000 in fiscal 2021, an increase of $414,000 or 42%. The backlog for the Tools segment was $737,000 as of July 10, 2022, compared to $424,000 in fiscal 2021, an increase of $313,000 or 74%. With our backlog up significantly in all three segments, we will be focusing on ways to increase our production output with automation and new capital equipment over the next 18 months. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our primary source of funds for the six months ended May 31, 2022 was cash generated by financing activities. We utilized customer deposits of approximately $1.5 million from our early order program to fund rising inventory demands from increased backlog and supply chain delays. The Company offered a 3% discount for a 50% deposit on equipment orders during the program period. The deposits allowed us to better lock in pricing on materials and maintain product margins in times of volatility. We also used term debt to fund a roof repair project for our Armstrong facility. Inventory, modular building contract fulfillment and deposits on equipment were the primary uses of cash in the first six months of fiscal 2022. We expect our primary capital needs for the remainder of fiscal 2022 to relate to operating costs, fulfillment of customer deposits, purchases of equipment that improve our operations, and the retirement of debt. We may begin drawing on the $3,000,000 equity line of credit we secured with Alumni Capital as a source of cash for operational improvements.

We have $5,550,000 combined availability on revolving lines of credit with Bank Midwest that, as of May 31, 2022, had an outstanding principal balance of $4,703,225. The $5,000,000 line of credit is scheduled to mature on March 30, 2023 while the additional $550,000 of line availability is scheduled to mature on November 30, 2022. The Company secured the additional line of credit to help address increased inventory needs during our beet season and to help with cash outlay needed for an initial floorplan program.

Our 2022 early order program affected cash inflows from accounts receivable as we allowed our customers a floorplan option which allows them to pay us the sooner of retail date or 180 days. As of May 31, 2022, there is approximately $463,000 in our accounts receivable on extended floorplan terms that would have typically been collected by the balance sheet date.

We believe our current operations and financing arrangements will provide sufficient cash to finance operations and pay debt when due during the next twelve months. We expect to continue to be able to procure financing upon reasonable terms.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The persons serving as our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period subject to this report. Based on this evaluation, the persons serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of May 31, 2022. Our management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents the information with respect to purchases made by us of our common stock during the second quarter of fiscal 2022:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
March 1 to March 31, 2022	-	$-	N/A	N/A
April 1 to April 30, 2022	-	$-	N/A	N/A
May 1 to May 31, 2022	9,636	$5.97	N/A	N/A
Total	9,636	$5.97

(1) Reflects shares withheld pursuant to the terms of restricted stock awards under our 2020 Plan to offset tax withholding obligations that occur upon vesting and release of shares. The value of the shares withheld is the closing price of our common stock on the date the relevant transaction occurs.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

Reserve Line of Credit

Effective May 17, 2022, we secured a $550,000 reserve revolving line of credit with Bank Midwest that allows us additional funding over our current $5,000,000 line of credit. The revolving line of credit matures on November 30, 2022 and requires monthly interest-only payments. The updated Promissory Note with Bank Midwest is included as Exhibit 10.3 hereto and is incorporated by reference.

Roof Term Loan

We also entered into a term loan on May 17, 2022 in the amount of $350,000 to pay for roof repairs on our Armstrong facility. The term loan requires 59 payments of $2,972 with an estimated balloon payment of $268,176 on the maturity date of May 15, 2027. The updated Promissory Note with Bank Midwest is included as Exhibit 10.4 hereto and is incorporated by reference.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated March 28, 2022 – incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed April 14, 2022.
10.2

Common Stock Purchase Agreement, dated March 29, 2022, by and between Art’s-Way Manufacturing Co., Inc. and Alumni Capital LP. – incorporated by reference to the Company’s Current Report on Form 8-K filed April 4, 2022.

10.3	Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated May 17, 2022 – incorporated by reference to the Company’s Current Report on Form 8-K filed May 23, 2022.
10.4	Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated May 17, 2022 – incorporated by reference to the Company’s Current Report on Form 8-K filed May 23, 2022.
31.1	Certificate of Chief Executive Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
31.2	Certificate of Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
101

The following materials from this report, formatted in iXBRL (Inline Extensible Business Reporting Language) are filed herewith: (i) condensed consolidated balance sheets, (ii) condensed consolidated statement of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date: July 15, 2022	By:	/s/ David A. King
David A. King
President and Chief Executive Officer

Date: July 15, 2022	By:	/s/ Michael W. Woods
Michael W. Woods
Chief Financial Officer