Form 10-Q
period 2022-08-31
ARTS WAY MANUFACTURING CO INC
filed 2022-10-14
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2022

or

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

Number of common shares outstanding as of October 5, 2022: 4,880,097

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Balance Sheets
(Unaudited)

	August 31, 2022	November 30, 2021
Assets
Current assets:
Cash	$4,144	$2,658
Accounts receivable-customers, net of allowance for doubtful accounts of $34,504 and $38,188 at August 31, 2022 and November 30, 2021, respectively	3,820,163	2,663,030
Inventories, net	10,499,593	9,210,103
Cost and profit in excess of billings	194,402	177,284
Other current assets	430,314	121,170
Total current assets	14,948,616	12,174,245
Property, plant, and equipment, net	5,945,060	5,237,328
Assets held for lease, net	532,967	521,555
Deferred income taxes	2,622,606	2,621,886
Other assets	671,824	299,034
Total assets	$24,721,073	$20,854,048
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,535,099	$1,737,091
Customer deposits	1,300,973	278,509
Billings in excess of cost and profit	302,676	280,761
Income taxes payable	5,500	5,500
Accrued expenses	1,271,428	1,162,373
Line of credit	4,559,000	4,074,530
Current portion of finance lease liabilities	169,023	48,591
Current portion of long-term debt	114,407	99,462
Total current liabilities	10,258,106	7,686,817
Long-term liabilities
Long-term portion of finance lease liabilities	645,499	142,386
Long-term portion of operating lease liabilities	26,578	34,931
Long-term debt, excluding current portion	2,909,198	2,635,467
Total liabilities	13,839,381	10,499,601
Commitments and Contingencies (Notes 8, 9, 10 and 13)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares at August 31, 2022 and November 30, 2021; issued and outstanding 0 shares at August 31, 2022 and November 30, 2021	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares at August 31, 2022 and November 30, 2021; issued 4,944,671 at August 31, 2022 and 4,583,504 in November 30, 2021	49,447	45,835
Additional paid-in capital	4,370,311	3,760,649
Retained earnings	6,662,890	6,656,487
Treasury stock, at cost (64,574 shares at August 31, 2022 and 44,532 shares at November 30, 2021)	(200,956)	(108,524)
Total stockholders’ equity	10,881,692	10,354,447
Total liabilities and stockholders’ equity	$24,721,073	$20,854,048

See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Sales	$8,140,253	$6,591,829	$21,028,673	$17,702,628
Cost of goods sold	6,099,772	4,853,408	15,603,127	13,199,471
Gross profit	2,040,481	1,738,421	5,425,546	4,503,157
Expenses:
Engineering	168,098	143,629	446,112	387,147
Selling	476,812	532,232	1,594,740	1,549,164
General and administrative	964,764	902,356	3,069,907	2,626,383
Total expenses	1,609,674	1,578,217	5,110,759	4,562,694
Income (Loss) from operations	430,807	160,204	314,787	(59,537)
Other income (expense):
Interest expense	(132,721)	(90,440)	(306,817)	(223,911)
Other	3,213	2,041	207	36,682
Total other income (expense)	(129,508)	(88,399)	(306,610)	(187,229)
Income (Loss) before income taxes	301,299	71,805	8,177	(246,766)
Income tax expense (benefit)	63,524	15,349	1,774	(52,074)
Net Income (Loss)	237,775	56,456	6,403	(194,692)

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Stockholders' Equity
Nine Months Ended August 31, 2022 and August 31, 2021
(Unaudited)

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2020	4,470,004	$44,700	$3,496,243	$6,443,856	35,097	$(78,054)	$9,906,745
Stock based compensation	108,500	1,085	202,160	-	9,435	(30,471)	172,774
Net (loss)	-	-	-	(194,692)	-	-	(194,692)
Balance, August 31, 2021	4,578,504	45,785	3,698,403	6,249,164	44,532	(108,525)	9,884,827

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2021	4,583,504	$45,835	$3,760,649	$6,656,487	44,532	$(108,524)	$10,354,447
Stock based compensation	106,167	1,062	223,229	-	20,042	(92,432)	131,859
Common stock purchase agreement	255,000	2,550	386,433				388,983
Net Income	-	-	-	6,403	-	-	6,402
Balance, August 31, 2022	4,944,671	49,447	4,370,311	6,662,890	64,574	(200,956)	10,881,692

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	August 31, 2022	August 31, 2021
Cash flows from operations:
Net income (loss)	$6,403	$(194,692)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Stock based compensation	224,291	203,245
Decrease in obsolete inventory reserves	(210,397)	(485,073)
(Gain) Loss on disposal of property, plant, and equipment	3,971	(7,998)
Depreciation and amortization expense	546,642	453,697
Accrued interest on deferred debt payments	12,774	12,720
Decrease in allowance for doubtful accounts	(3,684)	(10,593)
Deferred income taxes	(720)	(58,843)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,153,449)	(554,351)
Inventories	(1,079,093)	(1,041,390)
Net investment in sales-type leases	-	28,352
Other assets	(82,165)	(213,955)
Increase (decrease) in:
Accounts payable	798,008	228,455
Contracts in progress, net	4,797	(58,695)
Customer deposits	1,022,464	506,107
Income taxes payable	-	3,900
Accrued expenses	107,822	(58,634)
Net cash provided by (used in) operating activities	197,663	(1,247,748)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,187,793)	(487,515)
Net proceeds from sale of assets	9,300	8,000
Net cash used in investing activities	(1,178,493)	(479,515)
Cash flows from financing activities:
Net borrowings in line of credit	484,470	1,930,500
Principal payments on finance lease obligations	(74,608)	-
Proceeds from term debt	350,000	-
Repayment of term debt	(74,098)	(67,444)
Proceeds from common stock purchase agreement	431,408	-
Cost of equity issuance	(42,425)	-
Repurchases of common stock	(92,432)	(30,471)
Net cash provided by financing activities	982,316	1,832,585
Net increase in cash	1,486	105,322
Cash at beginning of period	2,658	2,684
Cash at end of period	$4,144	$108,006

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$277,488	$190,764
Income taxes	800	2,869

Supplemental disclosures of non-cash operating activities:
Right-of-use (ROU) assets acquired (included in other assets)	$698,153	$-
Less: Cash proceeds received under Manufacturing 4.0 grant applied to ROU Assets - Note 13	(224,513)	-
Total (ROU) assets acquired (included in other assets)	$473,640	$-

Supplemental disclosures of non-cash financing activities:
Market value of commitment shares issued under purchase agreement	$160,000	$-

See accompanying notes to consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

2)	Summary of Significant Accounting Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2021. The results of operations for the three and nine months ended August 31, 2022 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2022.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three months and nine months ended August 31, 2022. Actual results could differ from those estimates.

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

	Three Months Ended August 31, 2022
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$5,610,000	$-	$-	$5,610,000
Farm equipment service parts	594,000	-	-	594,000
Steel cutting tools and inserts	-	-	652,000	652,000
Modular buildings	-	1,095,000	-	1,095,000
Modular building lease income	-	-	-	-
Other	141,000	36,000	12,000	189,000
	$6,345,000	$1,131,000	$664,000	$8,140,000

	Three Months Ended August 31, 2021
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$3,831,000	$-	$-	$3,831,000
Farm equipment service parts	749,000	-	-	749,000
Steel cutting tools and inserts	-	-	613,000	613,000
Modular buildings2	-	1,256,000	-	1,256,000
Modular building lease income	-	-	-	-
Other	80,000	57,000	6,000	143,000
	$4,660,000	$1,313,000	$619,000	$6,592,000

	Nine Months Ended August 31, 2022
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$13,655,000	$-	$-	$13,655,000
Farm equipment service parts	1,828,000	-	-	1,828,000
Steel cutting tools and inserts	-	-	1,964,000	1,964,000
Modular buildings	-	3,103,000	-	3,103,000
Modular building lease income	-	-	-	-
Other	340,000	105,000	34,000	479,000
	$15,823,000	$3,208,000	$1,998,000	$21,029,000

	Nine Months Ended August 31, 2021
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$9,723,000	$-	$-	$9,723,000
Farm equipment service parts	2,027,000	-	-	2,027,000
Steel cutting tools and inserts	-	-	1,872,000	1,872,000
Modular buildings	-	3,573,000	-	3,573,000
Modular building lease income	-	-	-	-
Other	267,000	225,000	16,000	508,000
	$12,017,000	$3,798,000	$1,888,000	$17,703,000

The Company offered floorplan terms in its Agricultural Products segment during its Fall 2021 early order program to incentivize customers to stock farm equipment on their lots. Floorplan terms allow customers to pay the Company at the earliest of retail date or 180 days. This program has an effect on the timing of the Company’s fiscal 2022 cash flows compared with historical cash flows.

4)	Contract Receivables, Contract Assets and Contract Liabilities

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers included on the Condensed Consolidated Balance Sheets.

	August 31, 2022	November 30, 2021
Receivables	$3,820,000	$2,663,000
Assets	194,000	177,000
Liabilities	1,604,000	559,000

The amount of revenue recognized in the first nine months of fiscal 2022 that was included in a contract liability on November 30, 2021 was approximately $559,000. $276,000 of revenue was recognized in the first nine months of fiscal 2021 while the contract liability balance on November 30, 2020 was $276,000.

The Company utilizes the practical expedient exception for these contracts and will report only on performance obligations greater than one year. As of August 31, 2022, the Company has no performance obligations with an original expected duration greater than one year.

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

Basic and diluted net income (loss) per share have been computed based on the following as of August 31, 2022 and August 31, 2021:

	For the Three Months Ended
	August 31, 2022	August 31, 2021
Numerator for basic and diluted net income (loss) per share:

Net income (loss)	$237,775	$56,456

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	4,700,422	4,529,026
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	4,700,422	4,529,026

Net Income (Loss) per share - Basic:
Net Income (Loss) per share	$0.05	$0.01

Net Income (Loss) per share - Diluted:
Net Income (Loss) per share	$0.05	$0.01

	For the Nine Months Ended
	August 31, 2022	August 31, 2021
Numerator for basic and diluted net income (loss) per share:

Net income (loss)	$6,403	$(194,692)

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	4,633,621	4,508,986
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	4,633,621	4,508,986

Net Income (Loss) per share - Basic:
Net Income (Loss) per share	$0.00	$(0.04)

Net Income (Loss) per share - Diluted:
Net Income (Loss) per share	$0.00	$(0.04)

6)	Inventory

Major classes of inventory are:

	August 31, 2022	November 30, 2021
Raw materials	$9,159,993	$8,289,386
Work in process	541,792	357,721
Finished goods	2,699,721	3,088,739
Total Gross Inventory	$12,401,506	$11,735,846
Less: Reserves	(1,901,913)	(2,525,743)
Net Inventory	$10,499,593	$9,210,103

7)	Accrued Expenses

Major components of accrued expenses are:

	August 31, 2022	November 30, 2021
Salaries, wages, and commissions	$772,446	$654,757
Accrued warranty expense	156,827	202,850
Other	342,155	304,766
	$1,271,428	$1,162,373

8)	Assets Held for Lease

Major components of assets held for lease are:

	August 31, 2022	November 30, 2021
Modular Buildings	$532,967	$521,555
Total assets held for lease	$532,967	$521,555

There were no rents recognized from assets held for lease included in sales on the Condensed Consolidated Statements of Operations during the three and nine months ended August 31, 2022 and August 31, 2021.

The Company has two of the seven rental buildings under lease agreements as of the date of this report. The Company has approximately $30,000 in rents held in customer deposits for rental buildings not in service as of August 31, 2022.

The future minimum lease receipts from assets held for lease for periods after August 31, 2022 are as follows:

Twelve Months Ending August 31	Amount
2023	$98,116
2024	12,525
Total	$110,641

On June 14, 2022, the Company received a purchase order in the amount of $383,904 for the purchase of two rental buildings in the Company’s fleet. The Company expects the sale of these units to occur in Q4 of fiscal 2022.

9)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. Product warranty is included in the price of the product and provides assurance that the product will function in accordance with agreed-upon specifications. It does not represent a separate performance obligation under ASC 606. The Company records a liability for estimated costs that August be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 7 “Accrued Expenses.” Changes in the Company’s product warranty liability for the three and nine months ended August 31, 2022 and August 31, 2021 are as follows:

	For the Three Months Ended
	August 31, 2022	August 31, 2021
Balance, beginning	$89,549	$267,500
Settlements / adjustments	(69,721)	(75,204)
Warranties issued	136,999	53,384
Balance, ending	$156,827	$245,680

	For the Nine Months Ended
	August 31, 2022	August 31, 2021
Balance, beginning	$202,850	$291,453
Settlements / adjustments	(277,734)	(177,470)
Warranties issued	231,711	131,697
Balance, ending	$156,827	$245,680

The Company carried a larger warranty accrual than historically reported in fiscal 2021 due to a large construction project in the Modular Buildings segment. The warranty period for this project closed on April 9, 2022.

10)	Loan and Credit Agreements

Bank Midwest Revolving Lines of Credit

The Company maintains a $5,000,000 revolving line of credit (the “Line of Credit”) and a $550,000 revolving line of credit (the “Reserve Line of Credit”), both used for working capital purposes. The Reserve Line of Credit funds will remain undisbursed until all funds on the Line of Credit are used. On August 31, 2022, the combined balance of the Line of Credit and Reserve Line of Credit was $4,559,000with $991,000remaining available, as may be limited by the borrowing base calculation. The Line of Credit borrowing base is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of net inventory, less any outstanding loan balance on the Line of Credit. On August 31, 2022, the Line of Credit was not limited by the borrowing base calculation. Any unpaid principal amount borrowed on the Line of Credit accrues interest at a floating rate per annum equal to 1.50% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current (as of filing date) interest rate is 7.750% per annum following several increases in fiscal 2022. The Line of Credit was most recently renewed on March 28, 2022. The Line of Credit matures on March 30, 2023 and requires monthly interest-only payments. Any unpaid principal amount borrowed on the Reserve Line of Credit accrues interest at a floating rate per annum equal to 2.0% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.00% per annum and the current interest rate is 8.250% per annum. The Reserve Line of Credit matures on November 30, 2022 and any unpaid balance must be repaid at that time. The Line of Credit is governed by the terms of a Promissory Note, dated February 11, 2021, entered into between the Company and Bank Midwest. The Reserve Line of Credit is governed by the terms of a Promissory Note, dated August 17, 2022, entered into between the Company and Bank Midwest.

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

Bank Midwest Term Loans

The Company carries a $2,600,000 term loan due October 1, 2037 (the “Term Loan”), and a $350,000 term loan (the “Roof Term Loan”) due on August 15, 2027. The Term Loan accrues interest at a rate of 5.00% for the first ninety months, which will end on September 28, 2022. Thereafter, the Term Loan will accrue interest at a floating rate per annum equal to 0.75% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.15% per annum and the interest rate may only be adjusted by Bank Midwest once every five years. Monthly payments of $17,271in principal and interest are required. The Term Loan is also guaranteed by the United States Department of Agriculture (“USDA”), which required an upfront guarantee fee of $62,400and requires an annual fee of 0.5% of the unpaid balance. As part of the USDA guarantee requirements, shareholders owning more than 20% are required to personally guarantee a portion of the Term Loan, in an amount equal to their stock ownership percentage. The J. Ward McConnell Jr. Living Trust, the estate of the former Vice Chairman of the Board of Directors and a shareholder owning more than 20% of the Company’s outstanding stock, is guaranteeing approximately 38% of the Term Loan, for an annual fee of 2% of the personally guaranteed amount. The initial guarantee fee will be amortized over the life of the Term Loan, and the annual fees and personally guaranteed amounts are expensed monthly. The Company also entered into the Roof Term Loan of $350,000on August 17, 2022. The Roof Term Loan’s proceeds were used to fix sections of the Armstrong facility’s roof. The Roof Term Loan requires 59regular payments of $2,972and an estimated balloon payment of $268,176on the maturity date of August 15, 2027. Any unpaid principal amount borrowed on the Roof Term Loan accrues interest at a floating rate per annum equal to 2.00% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 5.00% per annum and the current interest rate is 8.25% per annum. The Term Loan is governed by the terms of a Promissory Note, dated September 28, 2017, entered into between the Company and Bank Midwest. The Roof Term Loan is governed by the terms of a Promissory Note, dated August 17, 2022, entered into between the Company and Bank Midwest.

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

Compliance with the following Bank Midwest covenants is measured annually on November 30. A maximum debt to worth ratio of 1 to 1 must be maintained, with a minimum of 40% tangible balance sheet equity, with variations subject to mutual agreement. The Company is also required to maintain a minimum debt service coverage ratio of 1.25, with a 0.10tolerance. The Company also must receive bank approval for purchases or sales of individual equipment over $50,000individually and maintain reasonable salaries and owner compensation. The Company was out of compliance with its debt to worth ratio covenant in place under the Bank Midwest loan agreements as of November 30, 2021. Bank Midwest issued a waiver forgiving the noncompliance, and in turn waived the event of default. The next measurement date is November 30, 2022.

The Company also has a minimum working capital requirement of $4,000,000 that is measured monthly. The $4,000,000 working capital level serves as a trigger point for Bank Midwest and the Company to continue discussion of capital raising strategies to support additional capital injection. As of August 31, 2022, the Company was in compliance with its working capital requirement.

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

A summary of the Company’s term debt is as follows:

	August 31, 2022	November 30, 2021
Bank Midwest loan payable in monthly installments of $17,271 including interest at 5.00%, due October 1, 2037	$2,189,491	$2,260,412
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning June 18, 2021, due June 18, 2050	162,390	158,168
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning June 18, 2021, due June 18, 2050	162,390	158,168
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning June 24, 2021, due June 24, 2050	162,509	158,181
Bank Midwest loan payable in monthly installments of $2,972 including interest at 6.00%, due May 15, 2027	346,825	-
Total term debt	$3,023,605	$2,734,929
Less current portion of term debt	114,407	99,462
Term debt, excluding current portion	$2,909,198	$2,635,467

A summary of the minimum maturities of term debt follows for the twelve months ending August 31:

Year	Amount
2023	$114,407
2024	122,185
2025	129,095
2026	135,971
2027	433,873
2028 and thereafter	2,088,074
$3,023,605

11)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.

12)	Related Party Transactions

During the three and nine months ended August 31, 2022, and August 31, 2021, the Company did not recognize any revenues from transactions with a related party, and no amounts in accounts receivable balances were due from a related party. From time to time, the Company purchases various supplies from related parties, which are companies in which Marc McConnell, the Chairman of the Company’s Board of Directors, has an ownership interest and also serves as President. J. Ward McConnell Jr.’s estate, the J. Ward McConnell, Jr. Living Trust, is paid a monthly fee to guarantee a portion of the Company’s term debt in accordance with the USDA guarantee obtained on the Company’s term debt. In the three and nine months ended August 31, 2022, the Company recognized $4,209and $19,762of expense for transactions with related parties, respectively, compared to $6,539and $19,200for the three and nine months ended August 31, 2021. As of August 31, 2022, accrued expenses contained a balance of $1,408owed to a related party compared to $1,469on August 31, 2021.

13)	Leases

	August 31, 2022	November 30, 2021
Operating lease right-of-use assets (in other assets)	$38,209	$47,794

Current portion of operating lease liabilities (in accrued expenses)	$11,631	$12,863
Long-term portion of operating lease liabilities	26,578	34,931
Total operating lease liabilities	$38,209	$47,794

The Company recorded $4,333and $14,368of operating lease costs in the three and nine months ended August 31, 2022, respectively, which included variable costs tied to usage, compared to $5,547and $17,536for the three and nine months ended August 31, 2021. The Company’s operating leases carry a weighted average lease term of 42months and have a weighted average discount rate of 4.86%

Future maturities of operating lease liabilities are as follows:

Twelve Months Ending August 31
2023	$13,201
2024	11,488
2025	9,695
2026	7,149
Total lease payments	$41,533
Less imputed interest	(3,324)
Total operating lease liabilities	$38,209

The components of finance leases on the Consolidated Balance Sheets on August 31, 2022 and November 30, 2021 were as follows:

	August 31, 2022	November 30, 2021
Finance lease right-of-use assets (net of amortization in other assets)	$577,023	$190,667

Current portion of finance lease liabilities (accrued expenses)	$169,023	$48,591
Long-term portion of finance lease liabilities	645,499	142,386
Total finance lease liabilities	$814,522	$190,977

The Company received $224,513 of grant funds from the Iowa Economic Development’s Manufacturing 4.0 program in Q3 of fiscal 2022. These funds were for 75% reimbursement of three robotic welders that were later financed under a capital lease. These funds have reduced the right-of-use asset account and will reduce amortization over the life of the asset.

Future maturities of finance lease liabilities as of August 31, 2022 are as follows:

Twelve Months Ending August 31
2023	$199,836
2024	199,836
2025	179,387
2026	157,258
2027	160,688
Total lease payments	897,005
Less imputed interest	(82,483)
Total finance lease liabilities	$814,522

The weighted average lease term of the Company’s finance leases are 52 months while the weighted average rate of finance leases is 4.18%. The Company incurred $40,140 and $87,284 of amortization expense from ROU assets related to finance leases in three- and nine-months ending August 31, 2022, respectively compared to $0 for the same periods in 2021.

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

	For the Three Months Ended
	August 31, 2022	August 31, 2021
Shares issued to directors (immediate vesting)	5,000	5,000
Shares issued to directors, employees, and consultants (three-year vesting)	-	-
Total shares issued	5,000	5,000

	For the Nine Months Ended
	August 31, 2022	August 31, 2021
Shares issued to directors (immediate vesting)	20,000	20,000
Shares issued to directors, employees, and consultants (three-year vesting)	94,500	88,500
Unvested shares forfeit upon termination	(8,333)	-
Total shares issued	106,167	108,500

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. The Company estimates the fair value of each stock-based option award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. No stock options were granted during the three- and nine-month periods ended August 31, 2022 or in the same respective period of fiscal 2021.

	For the Three Months Ended
	August 31, 2022	August 31, 2021
Stock-based compensation expense	66,826	61,446
Treasury share repurchase expense	-	-
Stock-based compensation expense net of treasury repurchases	66,826	61,446

	For the Nine Months Ended
	August 31, 2022	August 31, 2021
Stock-based compensation expense	224,291	203,245
Treasury share repurchase expense	(92,432)	(30,471)
Stock-based compensation expense net of treasury repurchases	131,859	172,774

The Company’s repurchased treasury shares are related to the vesting of employee’s stock compensation. Employees are given the option to pay their share of payroll tax or the Company will buy back the shares and pay the tax on their behalf.

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

The Purchase Agreement provided that the Company will file a registration statement under the Securities Act covering the resale of the shares issued to Alumni Capital. Alumni Capital’s obligation to purchase shares of Common Stock under the Purchase Agreement is conditioned upon, among other things, the registration statement having been declared effective by the Securities and Exchange Commission. The Company filed a registration statement on Form S-3 (the “Registration Statement”) April 27, 2022 which was declared effective on August 9, 2022 by the SEC.

The Company evaluated the embedded options and believe they should not be bifurcated from the agreement and accounted for separately as it is indexed to the Company’s stock and would qualify for equity treatment on the balance sheet.

The Company incurred approximately $203,000 of expense related to equity issuance in the nine months ended August 31, 2022 in the form of 40,000 commitment shares valued at approximately $160,000, attorney fees for the negotiation and execution of the Purchase Agreement and the preparation and filing of the registration statement. These equity issuance costs have reduced proceeds received under the common stock purchase agreement in additional paid in capital.

Below is a summary of shares purchased by Alumni Capital under this agreement as of the filing date of this report:

Date	Shares	Share price net of discount	Proceeds
7/25/2022	50,000	$ 2.07	$ 103,305
8/03/2022	50,000	$ 1.98	$ 98,940
8/15/2022	50,000	$ 2.00	$ 99,910
8/23/2022	65,000	$ 1.99	$ 129,253
9/23/2022	65,000	$ 1.76	$ 114,120
Total	280,000		$ 545,528

16)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. On August 31, 2022 and November 30, 2021, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, finance lease liabilities and other current and long-term liabilities. The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of these instruments. The fair value of the finance lease liabilities also approximate recorded value as that is based on discounting future cash flows at rates implicit in the lease. The rates implicit in the lease do not materially differ from current market rates. The fair value of the Company’s term loans payable also approximates recorded value because the interest rates charged under the loan terms are not substantially different from current interest rates.

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

Approximate financial information with respect to the reportable segments is as follows.

	Three Months Ended August 31, 2022
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$6,345,000	$1,131,000	$664,000	$8,140,000
Income (loss) from operations	676,000	(176,000)	(69,000)	431,000
Income (loss) before tax	566,000	(181,000)	(84,000)	301,000
Total Assets	18,328,000	3,608,000	2,785,000	24,721,000
Capital expenditures	506,000	118,000	53,000	677,000
Depreciation & Amortization	$124,000	$33,000	$39,000	$196,000

	Three Months Ended August 31, 2021
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$4,660,000	$1,313,000	$619,000	$6,592,000
Income (loss) from operations	95,000	89,000	(24,000)	160,000
Income (loss) before tax	26,000	82,000	(36,000)	72,000
Total Assets	14,981,000	3,701,000	2,573,000	21,255,000
Capital expenditures	153,000	11,000	5,000	169,000
Depreciation & Amortization	$85,000	$27,000	$33,000	$145,000

	Nine Months Ended August 31, 2022
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$15,823,000	$3,208,000	$1,998,000	$21,029,000
Income (loss) from operations	994,000	(484,000)	(195,000)	315,000
Income (loss) before tax	746,000	(504,000)	(234,000)	8,000
Total Assets	18,328,000	3,608,000	2,785,000	24,721,000
Capital expenditures	981,000	143,000	64,000	1,188,000
Depreciation & Amortization	$342,000	$101,000	$104,000	$547,000

	Nine Months Ended August 31, 2021
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$12,017,000	$3,798,000	$1,888,000	$17,703,000
Income (loss) from operations	85,000	(97,000)	(48,000)	(60,000)
Income (loss) before tax	(48,000)	(118,000)	(81,000)	(247,000)
Total Assets	14,981,000	3,701,000	2,573,000	21,255,000
Capital expenditures	463,000	20,000	5,000	488,000
Depreciation & Amortization	$271,000	$83,000	$100,000	$454,000

*The consolidated total in the tables is a sum of segment figures and may not tie to actual figures in the condensed consolidated financial statements due to rounding.

18)	Subsequent Events

Management evaluated all other activity of the Company and concluded no other events have occurred that would require recognition in the condensed consolidated financial statements other than the shares sold to Alumni Capital as discussed in Note 15.

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

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of our financial statements as of August 31, 2022 remain unchanged from November 30, 2021. Disclosure of these critical accounting policies is incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2021.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for the three- and nine-month periods ended August 31, 2022 were $8,140,000 and $21,029,000, respectively, compared to $6,592,000 and $17,703,000 during the same respective periods in fiscal 2021, a $1,548,000, or a 23.5% increase for the three months and a $3,326,000, or 18.8% increase for the nine months. We saw increased sales in both our Agricultural Products and Tools segments for the quarter and year to date as discussed more below. Consolidated gross margin for the three-month period ended August 31, 2022 was 25.1% compared to 26.4% for the same period in fiscal 2021. Consolidated gross margin for the nine-month period ended August 31, 2022 was 25.8% compared to 25.4% for the same period in fiscal 2021.

Our third quarter sales in the Agricultural Products segment were $6,345,000 compared to $4,660,000 during the same period in fiscal 2021, an increase of $1,685,000, or 36.2%. Our year-to-date Agricultural Product sales were $15,823,000 compared to $12,017,000 during the same period in fiscal 2021, an increase of $3,806,000, or 31.7%. We attribute the large increase in revenue to an improved fiscal 2022 agricultural economy that produced five-to-ten-year highs in commodity and livestock prices along with government assistance programs that provided farmers with much needed government assistance during the COVID-19 pandemic. We also saw an increase in orders from offering a floor plan program to allow dealers extended terms in return for stocking inventory. Compared to the nine months ending August 30, 2021, we have sold 20% more grinder mixers, shipped 170% more beet equipment, and had a 30% increase in manure spreader sales. Our backlog moving into Q4 of fiscal 2022 is expected to keep our production line full until our fall 2022 early order program is released to build up our fiscal 2023 backlog. We continue to face supplier delays mainly for hydraulics, cylinders, and other components. We have managed to keep our production line going through our diverse product offering despite these supplier delays and continue to place purchase orders out further into 2023 to avoid part shortages. While the job market has been tough for most employers through COVID-19 we have fared well in hiring and retaining an adequate workforce. Gross margin for our Agricultural Products segment for the three-month period ended August 31, 2022 was 29.7% compared to 27.4% for the same period in fiscal 2021. Gross margin for our Agricultural Products segment for the nine-month period ended August 31, 2022 was 30.6% compared to 29.6% for the same period in fiscal 2021. We took steps to automate production tasks in fiscal 2022 by bringing in three robotic welders. A high-definition plasma cutter is scheduled to be delivered in Q4 of fiscal 2022 that we expect will alleviate production bottlenecks and improve quality. While component prices continue to rise, we have seen steel prices start to level off in Q3 of fiscal 2022. With the help of price increases we believe we can see improved margins beginning in Q4 of fiscal 2022 and Q1 of fiscal 2023.

Our third quarter sales in the Modular Buildings segment were $1,131,000 compared to $1,313,000 for the same period in fiscal 2021, a decrease of $182,000, or 13.9%. Sales in our Modular Buildings segment for the nine months ended August 31, 2022 were $3,208,000 compared to $3,798,000 for the same period in fiscal 2021, a decrease of $590,000, or 15.5%. The decrease for the quarter is due to our workforce focusing on readying rental buildings for sale and lease to be deployed in Q4 of fiscal 2022. The decrease for the year is due to contract delays, mainly slowed by funding approvals for large, quoted projects this segment was working to close at the end of fiscal 2021. Two of these large projects are under engineering contracts and could provide approximately $7 million to our fiscal 2023 backlog upon closing. We have experienced record demand and sales for our agricultural buildings in this segment in fiscal 2022. Gross margin for the three- and nine-month periods ended August 31, 2022 was 6.5% and 9.5%, respectively, compared to 25.8% and 14.8% for the same respective periods in fiscal 2021. We have seen margins erode in fiscal 2022 due to rising material costs on contracts which pricing was fixed. Due to competitive job markets, we maintained higher staffing levels despite a slow first six months of backlog with expectations a few large projects would be contracted in Q1 of fiscal 2022.

Our Tools segment had sales of $664,000 and $1,998,000 during the three- and nine-month periods ended August 31, 2022, respectively, compared to $619,000 and $1,888,000 for the same respective periods in fiscal 2021, a 7.3% increase and a 5.8% increase, respectively. The increase for the quarter and year to date is due to price increases to cover rising costs and continued demand for our products. Our backlog remains strong and labor constraints will be the largest challenge for this segment heading into Q4 of 2022. Gross margin was 12.2% for the three- and 13.6% nine-month periods ended August 31, 2022, compared to 20% for the same respective periods in fiscal 2021. Rising material and overhead costs have decreased our gross margin for the quarter and year to date periods. We increased prices near the end of Q3 of fiscal 2022 to help with margin quality moving forward. We put a Haas milling machine in service in Q3 of fiscal 2022 to improve efficiency and increase output.

Expenses

Our third quarter consolidated selling expenses were $477,000 compared to $532,000 for the same period in fiscal 2021. Our year-to-date selling expenses were $1,595,000 in fiscal 2022 compared to $1,549,000 for the same period in fiscal 2021. Selling expenses as a percentage of sales were 5.9% and 7.6% for the three- and nine-month periods ended August 31, 2022, respectively, compared to 8.1% and 8.7% for the same respective periods in fiscal 2021. The decrease in selling expenses as a percentage of sales for the fiscal 2022 periods is due largely to less commissionable sales in our Agricultural Products and Tools segments. We also underwent a rebranding effort in fiscal 2021 that resulted in increased expenses.

Consolidated engineering expenses were $168,000 and $446,000 for the three- and nine-month periods ended August 31, 2022, respectively, compared to $144,000 and $387,000 for the same respective periods in fiscal 2021. The increase in engineering expenses was related to ongoing employee education and new product development. Engineering expenses as a percentage of sales were 2.1% for the three- and nine-month periods ended August 31, 2022, respectively, compared to 2.2% for the same respective periods in fiscal 2021.

Consolidated administrative expenses for the three- and nine-month periods ended August 31, 2022 were $964,000 and $3,070,000, respectively, compared to $902,000 and $2,627,000 for the same respective periods in fiscal 2021. Administrative expenses as a percentage of sales were 11.8% and 14.6% for the three- and nine-month periods ended August 31, 2022, respectively, compared to 13.7% and 14.8% for the same respective periods in fiscal 2021. As a percentage of sales our administrative expenses are down for both reported periods. However, our actual dollars spent are up due recruitment costs of a key new employee and from increased IT costs as we started the planning phase of an ERP upgrade.

Net Income (Loss)

Consolidated net income was $238,000 for the three-month period ended August 31, 2022 compared to net loss of $56,000 for the same period in fiscal 2021. Our consolidated net income for the nine months ended August 31, 2022 was $6,000 compared to $(195,000). The strong earnings of our Agricultural Segment are being overshadowed by struggles in our Modular Building and Tools segments. Contract delays in the Modular Building segment led to an overstaffed plant for the first six months of fiscal 2022 while construction costs on projects under contract continued to rise. While we are carrying a record backlog in the Tools segment, we struggled with staffing to produce our products. We are taking steps to reinvest in our business with automation and improved processes to put us in a position to provide greater earnings going forward.

Order Backlog

The consolidated order backlog net of discounts as of October 5, 2022, was $9,078,000 compared to $6,097,000 as of October 5, 2021, an increase of $2,980,000 or 49%. The Agricultural Products segment order backlog was $4,719,000 as of October 5, 2022, compared to $3,681,000 in fiscal 2021 an increase of $1,038,0000 or 28%. We continue to see strong demand in our Agricultural Products segment due to high commodity prices and quality product offering. The backlog for the Modular Buildings segment was $3,705,000 as of October 5, 2022, compared to $2,063,000 in fiscal 2021, an increase of $1,642,000 or 80%. Strong demand for modular ag buildings boosted our backlog in Q4 of fiscal 2022. The backlog for the Tools segment was $653,000 as of October 5, 2022, compared to $353,000 in fiscal 2021, an increase of $300,000 or 85%. Demand for our products remains to be high for all three of our business segments. We are focused on delivering for our customers despite supply chain and labor challenges as we finish out fiscal 2022. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our primary source of funds for the nine months ended August 31, 2022 was cash generated by financing activities. We used term debt to finance a roof repair for our Armstrong facility. We also used financing from our line of credit, proceeds from a stock purchase agreement and customer deposits to fund heightened inventory needs to keep up with demand and to invest in capital equipment that improves our operational efficiency. We expect our primary capital needs for the remainder of fiscal 2022 to relate to operating costs, fulfillment of customer deposits, purchases of equipment that improve our operations, and the retirement of debt. The Company has $2,454,472 available to draw from Alumni Capital on our common stock purchase agreement. The $545,528 drawn so far has been used for capital improvements and to help with initial cash needs for our floor plan program.

We have $5,550,000 combined availability on revolving lines of credit with Bank Midwest that, as of August 31, 2022, had an outstanding principal balance of $4,559,000. The $5,000,000 line of credit is scheduled to mature on March 30, 2023 while the additional $550,000 of line availability is scheduled to mature on November 30, 2022. The Company secured the additional line of credit to help address increased inventory needs during our beet season and to help with cash outlay needed for an initial floorplan program.

Our 2022 early order program affected cash inflows from accounts receivable as we allowed our customers a floorplan option which allows them to pay us the sooner of retail date or 180 days. As of August 31, 2022, there is approximately $588,000 in our accounts receivable on extended floorplan terms that would have typically been collected by the balance sheet date.

We received approximately $369,000 from Iowa Economic Development’s Manufacturing 4.0 program in Q3 of fiscal 2022. $244,000 of the funds have reduced the right-of-use asset as discussed in Note 13 above. The roughly $144,000 remaining reduced deposits paid in other current assets for a high-definition plasma cutter and crane that is scheduled to be installed in Q4 of fiscal 2022. The funds for this award are provided by the State and Local Fiscal Recovery Fund, part of the American Rescue Plan. The total amount of award available to the Company is $500,000 for which the Iowa Economic Development reimburses the Company for 75% of eligible capital expenditures that increase automation or increase operational efficiency. The Company is required to submit quarterly reports to the Iowa Economic Development through April 30, 2027 under this program and the funds are available for purchases through December 31, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The persons serving as our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period subject to this report. Based on this evaluation, the persons serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of August 31, 2022. Our management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents the information with respect to purchases made by us of our common stock during the third quarter of fiscal 2022:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
June 1 to June 30, 2022	-	$-	N/A	N/A
July 1 to July 31, 2022	-	$-	N/A	N/A
August 1 to August 31, 2022	-	$-	N/A	N/A
Total	-	$-

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

ART’S-WAY MANUFACTURING CO., INC.

Date: October 14, 2022	By: /s/ David A. King
David A. King
President and Chief Executive Officer

Date: October 14, 2022	By: /s/ Michael W. Woods
Michael W. Woods
Chief Financial Officer