Form 10-K
period 2022-11-30
ARTS WAY MANUFACTURING CO INC
filed 2023-02-16
CIK 7623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicated by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price on May 31, 2022 as reported on the Nasdaq Stock Market LLC ($2.59 per share), was approximately $5,459,194.

As of February 6, 2023, there were 5,027,276 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2023 Annual Meeting of Stockholders to be filed within 120 days of November 30, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, the ongoing COVID-19 pandemic; the impact of changes in credit markets on our ability to continue to obtain financing on reasonable terms; our ability to repay current debt, continue to meet debt obligations and comply with financial covenants; obstacles related to liquidation of product lines; the effect of inflation, interest rate fluctuations and general economic conditions, including consumer and governmental spending, on the demand for our products and the cost of our supplies and materials; fluctuations in seasonal demand and our production cycle; the ability of our suppliers to meet our demands for raw materials and component parts; our original equipment manufacturer customers’ decisions regarding supply chain structure, inventory levels, and overall business conditions; fluctuations in the price of raw materials, especially steel; our ability to predict and meet the demands of each market in which our segments operate; a decrease in demand for our products in international markets; the existence and outcome of product liability claims and other ordinary course litigation; changes in environmental, health and safety regulations and employment laws; our ability to fill open positions within the Company and retain our key employees; the cost of complying with laws, regulations, and standards relating to corporate governance and public disclosure, and the demand such compliance places on management’s time; and other factors described in this report and from time to time in our other reports filed with the Securities and Exchange Commission. We do not intend to update the forward-looking statements contained in this report other than as required by law. We caution investors not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. This report and the documents that we reference in this report and have filed as exhibits should be read completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

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

Business of Our Segments

Agricultural Products

Our Agricultural Products segment, which accounted for 73.6% of our net revenue in the 2022 fiscal year and 67.4% of our net revenue in the 2021 fiscal year, is located primarily in Armstrong, Iowa. This segment manufactures a variety of specialized farm machinery under our own label, including portable and stationary animal feed processing equipment and related attachments used to mill and mix feed grains into custom animal feed rations; a line of forage equipment consisting of forage boxes, bale processors, running gear, and dump boxes; a line of manure spreaders; sugar beet harvesting equipment; and a line of dirt work equipment. We sell our labeled products through independent farm equipment dealers throughout the United States, Australia, Canada, Japan and the United Kingdom. We also provide after-market service parts that are available to keep our branded equipment operating to the satisfaction of the end user of our products.

Modular Buildings

Our Modular Buildings segment, which accounted for 16.7% of our net revenue in the 2022 fiscal year and 22.7% of our net revenue in the 2021 fiscal year, is located in Monona, Iowa. This segment produces, sells and leases modular buildings, which are custom-designed to meet the specific research needs of our customers. The buildings we commonly produce range from basic swine buildings to complex containment research laboratories. We plan to continue our focus on providing research facilities for academic research institutions, government research and diagnostic centers, public health institutions and private research and pharmaceutical companies, as those are our primary market sectors. We provide services from start to finish by designing, manufacturing, delivering and installing these facilities to meet customers’ critical requirements. In addition to selling these facilities, we also offer a lease option to customers in need of temporary facilities.

Tools

Our Tools segment, which is located in Canton, Ohio, accounted for 9.7% of our net revenue in the 2022 fiscal year and 9.9% of our net revenue in the 2021 fiscal year. This segment produces and sells standard single point brazed carbide tipped tools as well as PCD (polycrystalline diamond) and CBN (cubic boron nitride) inserts and tools and OEM specialty tools. The tools are used by manufacturers in various industries to cut and shape various parts, pipes, and fittings. The marketing of the tools is primarily through independent distributors supplying manufacturers with industrial tools and supplies. We plan to continue our focus on providing cutting tools to industries such as automotive, aerospace, oil and gas piping, and appliances.

Our Principal Agricultural Products

Arthur Luscombe built the first PTO powered grinder mixer on his farm near Dolliver, Iowa. The product’s ability to tackle even the most demanding workload made it an overwhelming success – and secured Luscombe’s reputation as a farmer, entrepreneur and independent thinker who did things his way. Over the years our Agricultural Products segment has grown through developing several new products and with acquisitions. We take pride in our manure spreaders, forage equipment, bale processors, dirt work equipment, sugar beet harvesting equipment and feed mills. We provide limited OEM work to some of the industry’s leading manufacturers.

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

Bale processors. Spread large round or square bales in the same machine attached to a skid steer, telehandler, or tractor with the patented TOP-SPREAD loader mounted spreader. The compact size fits into barns and alleyways and is easy to maneuver. On a construction site, cover roadsides or fresh seeding quickly from the seat of a skid steer.

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

We currently export products to nine foreign countries. We have been shipping grinder mixers abroad since 2006 and have exported portable rollermills as well. We continue to strengthen these relationships and intend to develop new international markets. Our international sales accounted for 4.5% of consolidated sales during the 2022 fiscal year compared to 2.6% in the 2021 fiscal year.

Backlog. Our backlogs of orders vary on a daily basis. As of February 6, 2023, our Tools segment had approximately $556,000 of backlog compared to $578,000 from the same date in 2022. We continue to see heightened demand in this segment from our OEM and oil and gas industry customers. Our Modular Buildings segment had approximately of $4,985,000 of backlog as of February 6, 2023, compared to $1,243,000 on that date in 2022. The Modular Buildings segment had a slow first six months to start fiscal 2022 and our 2022 results were carried by agricultural building revenue. Our 2023 backlog numbers and research building quoting activity would lead us to believe we will see improved results in fiscal 2023. Our Agricultural Products segment had a net backlog of approximately $9,549,000 as of February 6, 2023 compared to $10,513,000 on February 6, 2022. The strong demand in our Agricultural Products is continuing for the third straight fiscal year. We positioned ourselves in fiscal 2022 to more efficiently manufacture our products through the purchasing of robotic weld cells and a high definition plasma cutter. We anticipate we will continue to see improved results as the strong agriculture demand continues. We expect that our order backlogs will continue to fluctuate as orders are received, filled, or canceled, and, due to dealer discount arrangements we may enter into from time to time, these figures are not necessarily indicative of future revenue.

Recent Product Developments

In 2022, we made product improvements to improve manufacturability and to meet our customer’s evolving needs. Most notably, we worked on designs to capture market share of smaller manure spreaders and added truck mount features to our existing manure spreader sizes. We also worked on redesign of commercial forage boxes, improved the functionality of our high dump and enhanced the design on our defoliators.

Our Tools and Modular Buildings segments complete projects based on customer specifications and did not engage in specific product development during the 2022 fiscal year.

Competition

Each of our segments have competitive strengths described below. In addition to individual competitive strengths, the barrier to entry for competitors in our industries is high.

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

Raw Materials, Principal Suppliers, and Customers

Raw materials for our various segments are acquired from domestic and foreign sources and normally are readily available. We saw lead times increase on raw materials in 2021 as labor shortages from the COVID-19 pandemic left many of our suppliers understaffed. Lead times remained heightened in 2022 as the labor market continued to stay tight. We do rely on foreign suppliers and foreign markets for materials and components for some of our products. However, these suppliers are not principal suppliers and there are alternative sources for these materials.

We previously had an OEM supplier agreement with Case New Holland (“CNH”) for our Agricultural Products segment. Under the OEM agreement, we agreed to supply CNH’s requirements for certain feed processing and service parts, primarily blowers, under CNH’s label. This agreement expired on October 27, 2022. The Company has not entered into a new supplier agreement with CNH to date but continues to transact with CNH.

We do not typically rely on sales to one customer or a small group of customers. During the 2022 fiscal year, one customer accounted for just more than 11% consolidated net revenues.

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

We pay royalties for our use of certain manufacturing rights. Under our previous OEM supplier agreement with CNH, CNH sold us the license to manufacture, sell, and distribute certain plow products designed by CNH and their replacement and component parts. In fiscal 2022, we were liable to pay semi-annual royalty payments based on the invoiced price of each licensed product and service part we sell. We also have a licensing and royalty agreement with Spreader, LLC to produce a loader mounted spreader in exchange for royalty payments until December 2027.

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

Employees

As of November 30, 2022, we employed 97 employees in our Agricultural Products segment including one on a part-time basis, 26 employees in our Tools segment, one of whom was employed on a part-time basis and 26 full-time employees in our Modular Buildings segment. The majority of the employees in our Tools segment are represented by a union and covered by a collective bargaining agreement which expires on June 30, 2024. These numbers do not necessarily represent peak employment during the 2022 fiscal year.

Item 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 1B. UNRESOLVED STAFF COMMENTS.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 2. PROPERTIES.

Our executive offices, as well as the primary production and warehousing facilities for our Agricultural Products segment, are located in Armstrong, Iowa. These facilities were constructed after 1965 and remain in fair condition. The facilities in Armstrong contain approximately 249,000 square feet of usable space. We have engaged in several building improvement projects during the last several years including most recently updating our office spaces and employee break room in 2021. In addition, we own approximately 30 acres of land west of Armstrong, on which the factory and inventory storage space is situated for our Agricultural Products segment.

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

Stockholders

We have two classes of stock, undesignated preferred stock and $0.01 par value common stock. No shares of preferred stock have been issued or are outstanding. As of February 6, 2023, we had 77 common stock stockholders of record, which number does not include stockholders who hold our common stock in street name.

Dividends

We did not pay a dividend during the 2022 or 2021 fiscal years. We expect that the payment of and the amount of any future dividends will depend on our financial condition at that time.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Company

There were no purchases of common stock by the Company made in the fourth quarter of fiscal 2022.

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

Financial Condition

We recorded our second straight year of profitability in fiscal 2022 and saw significant success in our Agricultural Products segment. Our consolidated revenues increased 14% year on year and over 24% from fiscal 2020. As we transition into fiscal 2023, we are showing increased demand in all three operating segments.

Our consolidated balance sheet indicates a stable financial position as of November 30, 2022. We finished the year with approximately $98,000 of consolidated net income and saw our working capital increase by approximately $379,000. Our inventory increased significantly in fiscal 2022 as we better positioned ourselves to meet customer demand. We utilized customer deposits and funding from a common stock purchase agreement to meet the increased demands of fiscal 2022.

We expect to have access to capital as needed throughout fiscal 2023 through the sale of inventory and from the use of our line of credit. On November 30, 2022 we had $1,075,500 available on our line of credit and $2,260,402 of excess collateral towards our borrowing base. Our working capital remained strong at approximately $4,866,000 in fiscal 2022 with a current ratio of 1.53. Our banking relationship remains positive and we expect it to only strengthen as our financial results continue to improve. We do not foresee liquidity issues within the next twelve months.

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

In certain circumstances, upon the customer’s written request, we may recognize revenue when production is complete, and the goods are ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment. The customer dictates that we ship the goods per its direction from our manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that we will segregate the goods from our inventory, such that they are not available to fill other orders. This agreement also specifies that the customer is required to purchase all goods manufactured under this agreement. Title of the goods will pass to the customer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the customer, and the customer agrees to maintain insurance on the manufactured items that have not yet been shipped. We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both the customers and us. The credit terms on this agreement are consistent with the credit terms on all other sales. All risks of loss are shouldered by the customer, and there are no exceptions to the customer’s commitment to accept and pay for these manufactured goods. Revenues recognized when goods were ready for shipment in fiscal 2022 were approximately $1,010,000 compared to $711,000 in fiscal 2021.

The Modular Buildings segment is in the construction industry with its major source of revenue arising from modular building sales. Sales of modular buildings are generally recognized using input methods to measure progress towards the satisfaction of a performance obligation using the percentage of completion method. Revenue and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Contract costs consist of direct costs on contracts, including labor, materials, and amounts payable to subcontractors and those indirect costs related to contract performance, such as equipment costs, insurance and employee benefits. Contract cost is recorded as incurred, and revisions in contract revenues and cost estimates are reflected in the accounting period when known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Contract losses are recognized when current estimates of total contract revenue and contract cost indicate a loss. Estimated contract costs include any and all costs appropriately allocable to the contract. The provision for these contract losses will be the excess of estimated contract costs over estimated contract revenues. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract change orders, penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. We use significant judgements in determining estimated contract costs and completion percentages throughout the life of the project. Stock modular building sales also occur and are recognized at a point in time when the performance obligation is fulfilled through substantial completion. Substantial completion is achieved through customer acceptance of the completed building. The Modular Buildings segment executes contracts with customers that can be short- or long-term in nature. These contracts can have multiple performance obligations and revenue from these can be recognized over time or at a point in time depending on the nature of the contracts. Payment terms for the Modular Buildings segment vary by contract, but typically utilize money down and progress payments throughout the life of the contract. The payment terms of the Modular Buildings segment have the most impact on our contract receivables, contract assets and contract liabilities. Project invoicing from the Modular Buildings segment increases contract receivables and has an effect on contract liabilities through billings in excess of costs, estimated gross profit and customer deposits. The balance of contract assets is typically made up of the balance of costs and estimated gross profit in excess of billings. Costs and profit in excess of amounts billed are classified as current assets and billings in excess of cost and profit are classified as current liabilities.

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

Results of Operations

Fiscal Year Ended November 30, 2022 Compared to Fiscal Year Ended November 30, 2021

Our consolidated net sales totaled $28,400,000 for the 2022 fiscal year, which represents a 13.8% increase from our consolidated net sales of $24,965,000 for the 2021 fiscal year. The increase in revenue is due to increased demand in the Agricultural Products and Tools segments. Our consolidated gross profit as a percentage of net sales decreased to 25.7% in the 2022 fiscal year compared to 26.4% of net sales in the 2021 fiscal year. Our consolidated operating expenses increased by 14.8%, from $6,073,000 in the 2021 fiscal year to $6,974,000 in the 2022 fiscal year. Because the majority of our corporate general and administrative expenses are borne by our Agricultural Products segment, that segment represented $5,239,000 of our total consolidated operating expenses, while our Modular Buildings segment represented $1,095,000 and our Tools segment represented $640,000.

Our consolidated operating income for the 2022 fiscal year was $333,000 compared to operating income of $523,000 for the 2021 fiscal year. Our Agricultural Products segment had operating income of $1,205,000, our Modular Buildings segment had operating loss of $600,000 and our Tools segment had an operating loss of $272,000.

Consolidated net income for the 2022 fiscal year was $98,000 compared to net income of $213,000 in the 2021 fiscal year.

Our effective tax rate for the 2022 and 2021 fiscal years was 16.4% and 20.3%, respectively.

Agricultural Products. Our Agricultural Products segment’s net sales for the 2022 fiscal year were $20,912,000 compared to $16,826,000 during the 2021 fiscal year, an increase of $4,086,000, or 24.3%. We continued to see strong commodity prices in fiscal 2022 which led to increased sales in grinder mixers, manure spreaders and our beet harvesting equipment for the second straight fiscal year. Our procurement team was able to navigate the difficult supply chain environment in fiscal 2022 and our production crew delivered on the increased demand.

Gross profit percentage for the 2022 fiscal year was 30.8% compared to 30.7% for the 2021 fiscal year. While the price of steel began to drop near the end of fiscal 2022, we saw component prices and manufacturing overhead increase in fiscal 2022. We utilized price increases to stay ahead of these rising costs in fiscal 2022 and maintain margins consistent with fiscal 2021. We also purchased three robotic weld cells and a high-definition plasma cutter in fiscal 2022 that we expect will increase manufacturing efficiencies, increase output and improve the quality of our products. We are focused on additional capital expenditures in fiscal 2023 to improve our operations as cash flow allows.

Our Agricultural Products segment’s operating expenses for the 2022 fiscal year were $5,239,000 compared to $4,571,000 for the 2021 fiscal year, an increase of $668,000, or 14.6%. Our selling expense accounted for approximately $70,000 of this increase as we added some key personnel to our sales team including a new director of sales, an inside salesman and an equipment support technician. We expect these roles to allow us to expand our dealer network and provide better customer support moving forward. Our general and administrative expenses increased approximately $525,000 from fiscal 2021. The increase was due to the addition of a quality technician, additional recruitment expense from the recruitment of our director of sales, additional computer contract expense as we began the transition to a cloud-based ERP system and salary increases to combat inflation for our employees. Our engineering expenses increased approximately $73,000 from fiscal 2021 due to increased salaries and benefit costs. Total income from operations for our Agricultural Products segment during the 2022 fiscal year was $1,205,000 compared to $599,000 for the 2021 fiscal year, an improvement of $606,000. While the increase in revenue largely drove the increase in operating income for fiscal 2022, our efforts to improve the business over the last few years put us in position to take advantage of better economic conditions. We focused heavily on improving our image in the agricultural industry through rebranding and customer satisfaction initiatives. We put added emphasis on quality and functionality of our products to meet our rugged customers’ demands. We’ve analyzed and diminished manufacturing inefficiencies that have bottlenecked our operations to allow for continued growth in the future.

Modular Buildings. Our Modular Buildings segment’s net sales for the 2022 fiscal year were $4,734,000 compared to $5,678,000 for the 2021 fiscal year, a decrease of $944,000, or 16.6%. The decrease in sales was due to a slow start to fiscal 2022 where we saw contract delays on active research project bids we expected to procure. Gross profit for the 2022 fiscal year was 10.5% compared to 17.7% during the 2021 fiscal year. The decrease in gross profit was due to rising construction material costs for projects under fixed price contracts. In addition, we incurred additional labor expense as we maintained higher staffing levels through the first six months of fiscal 2022 under the expectation that large research contracts would be underway in early fiscal 2022. Contract delays led to overstaffing and we were faced with a difficult decision to retain employees in a tough job market knowing demand in the modular building market would increase. Operating expenses for the 2022 fiscal year were $1,095,000 compared to $928,000 for the 2021 fiscal year, an increase of $167,000, or 18.0%. Our selling expense accounted for approximately $64,000 of this increase. With agricultural buildings being our primary source of revenue in fiscal 2022, we saw increased commissions in fiscal 2022 from these sales. We also had increased trade show participation in fiscal 2022. Our general and administrative expenses increased approximately $100,000 due to increased administrative wages as we added an additional project manager to help manage our project workload. Total loss from operations from our Modular Buildings segment during the 2022 fiscal year was $600,000 compared to operating income of $74,000 in the 2021 fiscal year.

Tools. Our Tools segment’s net sales for the 2022 fiscal year were $2,754,000 compared to $2,461,000 for the 2021 fiscal year, an increase of $293,000, or 11.9%. The increase in sales is due to price increases to partially cover rising material and manufacturing overhead costs coupled with increased demand in fiscal 2022. Gross profit for the 2022 fiscal year was 13.4% compared to 17.2% for the 2021 fiscal year. The decrease in gross profit was due to rising material input costs that outpaced our price increases along with manufacturing inefficiencies resulting from the competitive labor market and related shortages. Operating expenses were $640,000 for the 2022 fiscal year compared to $574,000 for the 2021 fiscal year, an increase of $66,000, or 11.5%. Our selling expenses accounted for approximately $19,000 of the increase primarily from an increase in commission expense and sales salaries. Our administrative expense was up $47,000 primarily from an increase in administrative wages and attendance related bonuses. Total loss from operations from our Tools segment during the 2022 fiscal year was $272,000 compared to operating loss of $150,000 in the 2021 fiscal year.

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

Liquidity and Capital Resources

Our main source of funds during the 2022 fiscal year was cash generated by operating activities. Deposits from our early program and use of trade payables funded our operations in fiscal 2022. We used these funds to increase inventory levels for the second straight year to meet increasing demand and to stay ahead of supply chain delays. We used approximately $2,445,000 in fiscal 2022 for purchases of property (including finance lease assets), plant and equipment, primarily facility upgrades and manufacturing equipment to improve efficiency. We also used proceeds from an investor under a common stock purchase agreement to help with cash flow needs in fiscal 2022. We expect to use cash in fiscal 2023 to acquire additional equipment to improve our shop output and efficiency. These additions will be key to improving quality, increasing manufacturing output to fulfill customer demand and ultimately, we expect it to allow us to be more competitive in our industry. We expect our primary capital needs for fiscal 2023 to be for inventory purchases and the retirement of debt.

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

We have a Bank Midwest credit facility consisting of a $5,000,000 revolving line of credit, pursuant to which we had borrowed $3,924,500, with $1,075,500 remaining, as of November 30, 2022, and two term loans, which had outstanding principal balances of $2,165,554 and $344,932 as of November 30, 2022. The revolving line of credit is being used for working capital purposes. We also have three Economic Injury Disaster Loans provided by the U.S. Small Business Administration with an aggregate principal balance of $491,433 as of November 30, 2022.

Our loans require us to comply with various covenants, including maintaining certain financial ratios and obtaining prior written consent from Bank Midwest for any investment in, acquisition of, or guaranty relating to another business or entity. We were out of compliance with our debt to worth ratio covenant in place under the Bank Midwest loans as of November 30, 2022. Bank Midwest has issued a waiver forgiving the noncompliance as of November 30, 2022, and in turn waived the event of default.

For additional information about our financing activities, please refer to Note 9 “Loan and Credit Agreements” to our financial statements in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this report.

The following table represents our working capital and current ratio as of the end of the past two fiscal years:

	November 30, 2022	November 30, 2021
Current Assets	$14,133,429	$12,174,245
Current Liabilities	9,267,289	7,686,817
Working Capital	$4,866,140	$4,487,428

Current Ratio	1.53	1.58

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Art's-Way Manufacturing Co., Inc.

Armstrong, Iowa

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Art’s-Way Manufacturing Co., Inc. and Subsidiaries (the Company) as of November 30, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter, or on the accounts or disclosures to which it relates.

Valuation of Inventories

As discussed in Note 3 to the Company’s consolidated financial statements, the gross inventories balance was $12,354,599, and the balance net of reserves was $10,611,552 as of November 30, 2022. The Company values its inventories at the lower of cost or net realizable value, with cost being determined using the standard costing method. The Company adjusts the value of inventory for slow-moving and obsolete inventory based on expected usage information for raw materials and historical selling trends for finished goods. As disclosed by management, if these factors are less favorable than those projected, additional inventory adjustments may be required.

The principal considerations for our determination that performing procedures relating to valuation of inventories is a critical audit matter are the significant assumptions and complex judgments by management when determining the future salability of the inventory and its net realizable value. These assumptions and judgments include the assessment of the net realizable value by inventory category considering retention periods, future usage, and market demand for products, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s methods, calculations, and assumptions.

The primary procedures we performed to address this critical audit matter included:

• Gaining an understanding of management’s process, controls, and methodology to develop the estimates.

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

Fargo, North Dakota

February 16, 2023

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Balance Sheets

	November 30, 2022	November 30, 2021
Assets
Current assets:
Cash	$5,055	$2,658
Accounts receivable-customers, net of allowance for doubtful accounts of $34,699 and $38,188 in 2022 and 2021, respectively	2,722,298	2,663,030
Inventories, net	10,611,552	9,210,103
Cost and profit in excess of billings	450,906	177,284
Other current assets	343,618	121,170
Total current assets	14,133,429	12,174,245
Property, plant, and equipment, net	6,178,917	5,237,328
Assets held for lease, net	400,325	521,555
Deferred income taxes	2,605,395	2,621,886
Other assets	630,248	299,034
Total assets	$23,948,314	$20,854,048
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,630,966	$1,737,091
Customer deposits	828,565	278,509
Billings in excess of cost and profit	328,041	280,761
Income taxes payable	3,500	5,500
Accrued expenses	1,283,204	1,162,373
Line of credit	3,924,500	4,074,530
Current portion of finance lease liabilities	170,835	48,591
Current portion of long-term debt	97,678	99,462
Total current liabilities	9,267,289	7,686,817
Long-term liabilities
Long-term portion of operating lease liabilities	24,016	34,931
Long-term portion of finance lease liabilities	602,131	142,386
Long-term debt, excluding current portion	2,904,241	2,635,467
Total liabilities	12,797,677	10,499,601
Commitments and Contingencies (Notes 8, 9 and 15)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2022 and 2021; issued and outstanding 0 shares in 2022 and 2021.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2022 and 2021; issued 5,013,671 in 2022 and 4,583,504 in 2021	50,137	45,835
Additional paid-in capital	4,547,172	3,760,649
Retained earnings	6,754,284	6,656,487
Treasury stock, at cost (64,574 in 2022 and 44,532 in 2021 shares)	(200,956)	(108,524)
Total stockholders’ equity	11,150,637	10,354,447
Total liabilities and stockholders’ equity	$23,948,314	$20,854,048

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Statements of Operations

	Years Ended
	November 30, 2022	November 30, 2021
Sales	$28,399,637	$24,965,086
Cost of goods sold	21,092,905	18,368,596
Gross profit	7,306,732	6,596,490
Expenses:
Engineering	580,537	505,085
Selling	2,168,151	2,014,149
General and administrative	4,225,364	3,553,848
Total expenses	6,974,052	6,073,082
Income from operations	332,680	523,408
Other income (expense):
Interest expense	(453,872)	(313,485)
Other	238,192	56,967
Total other income (expense)	(215,680)	(256,518)
Income before income taxes	117,000	266,890
Income tax expense	19,203	54,259
Net Income	97,797	212,631

Net Income per share
Basic Net Income per share	$0.02	$0.05
Diluted Net Income per share	$0.02	$0.05

Weighted average outstanding shares used to compute basic net income per share	4,707,384	4,515,229
Weighted average outstanding shares used to compute diluted net income per share	4,707,384	4,515,229

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Statements of Stockholders' Equity

Years Ended November 30, 2022 and 2021

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2020	4,470,004	44,700	3,496,243	6,443,856	35,097	(78,054)	9,906,745
Stock based compensation	113,500	1,135	264,406		9,435	(30,470)	235,071
Net Income				212,631			212,631
Balance, November 30, 2021	4,583,504	45,835	3,760,649	6,656,487	44,532	(108,524)	10,354,447
Stock based compensation	110,167	1,102	286,619		20,042	(92,432)	195,289
Common stock purchase agreement	320,000	3,200	499,904				503,104
Net Income				97,797			97,797
Balance, November 30, 2022	5,013,671	50,137	4,547,172	6,754,284	64,574	(200,956)	11,150,637

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Statements of Cash Flows

	Twelve Months Ended
	November 30, 2022	November 30, 2021
Cash flows from operations:
Net income	$97,797	$212,631
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	287,721	265,541
Decrease in obsolete inventory reserves	(214,413)	(638,633)
Gain on disposal of property, plant, and equipment	(154,112)	(17,935)
Depreciation and amortization expense	807,163	613,409
Accrued interest on deferred debt payments	16,917	16,982
Decrease in allowance for doubtful accounts	(3,489)	(12,987)
Deferred income taxes	16,491	45,800
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(55,779)	(259,439)
Inventories	(1,187,036)	(809,070)
Net investment in sales-type leases	-	28,352
Other assets	2,064	(59,887)
Increase (decrease) in:
Accounts payable	893,875	(218,313)
Contracts in progress, net	(226,342)	(116,723)
Customer deposits	550,056	80,284
Income taxes payable	(2,000)	4,400
Accrued expenses	122,808	(120,266)
Net cash provided by (used in) operating activities	951,721	(985,854)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,747,351)	(620,284)
Net proceeds from sale of assets	403,504	20,807
Net cash used in investing activities	(1,343,847)	(599,477)
Cash flows from financing activities:
Net change in line of credit	(150,030)	1,715,000
Principal payments on finance lease obligations	(116,193)	(9,046)
Proceeds from term debt	350,000	-
Repayment of term debt	(99,926)	(90,179)
Proceeds from common stock purchase agreement	545,529	-
Cost of equity issuance	(42,425)	-
Repurchases of common stock	(92,432)	(30,470)
Net cash provided by financing activities	394,523	1,585,305
Net increase (decrease) in cash	2,397	(26)
Cash at beginning of period	2,658	2,684
Cash at end of period	$5,055	$2,658

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$421,241	$270,616
Income taxes	2,365	1,675

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use (ROU) assets acquired (included in other assets)	$698,153	$219,937
Less: Cash proceeds received under Manufuacturing 4.0 grant applied to ROU Assets - Note 13	(224,513)	-
Total (ROU) assets acquired (included in other assets)	$473,640	$219,937

Amortization of operating lease ROU assets (included in other assets)	$12,862	$-

Supplemental disclosures of non-cash financing activities:
Market value of commitment shares issued under purchase agreement	$160,000	$-

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

The consolidated financial statements include the accounts of Art’s-Way Manufacturing Co., Inc. and its wholly-owned subsidiaries for the 2022 fiscal year, which includes Art’s-Way Scientific, Inc., and Ohio Metal Working Products/Art’s-Way, Inc. All inter-company accounts and transactions are eliminated in consolidation.

(c)	Cash Concentration

The Company maintains several different accounts at one bank, and balances in these accounts could periodically exceed the federally insured limits. However, management believes the risk of loss to be low.

(d)	Customer Concentration

During the 2022 and 2021 fiscal years, one customer accounted for more than 11% and 8%, respectively, of consolidated revenues.

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

The Company offered floorplan terms in its Agricultural Products segment during its Fall 2021 early order program to incentivize customers to stock farm equipment on their lots during the 2022 fiscal year. Floorplan terms allow customers to pay the Company at the earliest of retail date or 180 days. The Company had approximately $1,033,000 in accounts receivable at November 30, 2022 that was part of its floorplan program on extended terms compared to $0 for the year ended November 30, 2021.

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

Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable.

For property, plant and equipment used in operations, including lease assets and assets held for lease, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and estimated fair value.

(h)	Leases

The Company determines if an arrangement is a lease at inception of a contract. The nature of the Company’s leases at this time is shop machinery and office equipment, mainly copiers, with terms of 12 to 60 months. Operating and finance leases are included in other assets as lease right-of-use (“ROU”) assets on the Consolidated Balance Sheets while current operating lease liabilities are included in accrued expenses. The short-term portion of finance leases along with long-term portions of operating and finance lease liabilities are presented on the face of the Consolidated Balance Sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the commencement date based on the present value payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense for lease payments is recognized on a straight-line basis over the lease term while finance lease ROU assets are amortized on a straight-line basis and interest expense is recorded over the lease term.

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

The components of operating leases on the Consolidated Balance Sheets at November 30, 2022 and November 30, 2021 were as follows:

	November 30, 2022	November 30, 2021
Operating lease right-of-use assets (other assets)	$34,931	47,794

Current portion of operating lease liabilities (accrued expenses)	$10,915	12,863
Long-term portion of operating lease liabilities	24,016	34,931
Total operating lease liabilities	$34,931	47,794

The Company recorded $20,121 of operating lease expense in the year ended November 30, 2022 compared to $22,445 in the same period of fiscal 2021, including variable costs tied to usage. The Company’s operating leases carry a weighted average lease term of 39 months and have a weighted average discount rate of 5.50%

Future maturities of operating lease liabilities as of November 30, 2022 are as follows:

Year Ending November 30,
2023	12,344
2024	11,325
2025	9,532
2026	4,765
Total lease payments	37,966
Less imputed interest	(3,035)
Total operating lease liabilities	34,931

The components of finance leases on the Consolidated Balance Sheets on November 30, 2022 and November 30, 2021 were as follows:

	November 30, 2022	November 30, 2021
Finance lease right-of-use assets (net of amortization in other assets)	$540,052	$190,667
	$540,052	$190,667

Current portion of finance lease liabilities	$170,835	$48,591
Long-term portion of finance lease liabilities	602,131	142,386
Total finance lease liabilities	$772,966	$190,977

The Company received $224,513 of grant funds from the Iowa Economic Development’s Manufacturing 4.0 program in Q3 of fiscal 2022. These funds were for 75% reimbursement of three robotic welders that were later financed under a capital lease. These funds have reduced the right-of-use asset account and will reduce amortization over the life of the asset.

Future maturities of finance lease liabilities as of November 30, 2022 are as follows:

Year Ending November 30,
2023	$199,836
2024	211,219
2025	157,393
2026	155,809
2027	122,823
Total lease payments	847,080
Less imputed interest	(74,114)
Total finance lease liabilities	$772,966

The weighted average lease term of the Company’s finance leases are 50 months while the weighted average rate of finance leases is 4.18%. The Company incurred $124,256 of amortization expense from ROU assets related to finance leases in fiscal 2022 compared to $9,356 in fiscal 2021.

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

The Company classifies interest and penalties to be paid on an underpayment of taxes as income tax expense. The Company files income tax returns in the U.S. federal jurisdiction and various states and previously in Canada. The Company is no longer subject to Canadian, U.S. federal or state income tax examinations by tax authorities for years ended before November 30, 2019.

(j)	Revenue Recognition

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

In certain circumstances, upon the customer’s written request, the Company may recognize revenue when production is complete, and the goods are ready for shipment. At the customer’s request, the Company will bill the customer upon completing all performance obligations, but before shipment. The customer dictates that the Company ship the goods per the customer’s direction from the Company’s manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that the Company will segregate the goods from its inventory, such that they are not available to fill other orders. This agreement also specifies that the customer is required to purchase all goods manufactured under this agreement. Title of the goods will pass to the customer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the customer, and the customer agrees to maintain insurance on the manufactured items that have not yet been shipped. The Company has operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both the customer and the Company. The credit terms on these agreements are consistent with the credit terms on all other sales. All risks of loss are shouldered by the customer, and there are no exceptions to the customer’s commitment to accept and pay for these manufactured goods. Revenues recognized at the completion of production in the 2021 and 2020 fiscal years were approximately $1,010,000 and $711,000 respectively.

The Modular Buildings segment is in the construction industry with its major source of revenue arising from modular building sales. Sales of modular buildings are generally recognized using input methods to measure progress towards the satisfaction of a performance obligation using the percentage of completion method. Revenue and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Contract costs consist of direct costs on contracts, including labor, materials, amounts payable to subcontractors and those indirect costs related to contract performance, such as equipment costs, insurance and employee benefits. Contract cost is recorded as incurred, and revisions in contract revenues and cost estimates are reflected in the accounting period when known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Contract losses are recognized when current estimates of total contract revenue and contract cost indicate a loss. Estimated contract costs include any and all costs appropriately allocable to the contract. The provision for these contract losses will be the excess of estimated contract costs over estimated contract revenues. Changes in job performance, job conditions and estimated profitability, including those changes arising from contract change orders, penalty provisions and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. The Company uses significant judgements in determining estimated contract costs and completion percentages throughout the life of the project. Stock modular building sales also occur and are recognized at a point in time when the performance obligation is fulfilled through substantial completion. Substantial completion is achieved through customer acceptance of the completed building. The Modular Buildings segment executes contracts with customers that can be short- or long-term in nature. These contracts can have multiple performance obligations and revenue from these can be recognized over time or at a point in time depending on the nature of the contracts. Payment terms for the Modular Buildings segment vary by contract, but typically utilize money down and progress payments throughout the life of the contract. The payment terms of the Modular Buildings segment have the most impact on the Company’s contract receivables, contract assets and contract liabilities. Project invoicing from the Modular Buildings segment increases contract receivables and has an effect on contract liabilities through billings in excess of costs, estimated gross profit and customer deposits. The balance of contract assets is typically made up of the balance of costs and estimated gross profit in excess of billings. Costs and profit in excess of amounts billed are classified as current assets and billings in excess of cost and profit are classified as current liabilities.

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

For information on product warranty as it applies to ASC 606, refer to Note 8 “Product Warranty.”

(k)	Disaggregation of Revenue

The following table displays revenue by reportable segment from external customers, disaggregated by major source. The Company believes disaggregating by these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Twelve Months Ended November 30, 2022
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$17,825,000	$-	$-	$17,825,000
Farm equipment service parts	2,575,000	-	-	2,575,000
Steel cutting tools and inserts	-	-	2,708,000	2,708,000
Modular buildings	-	4,550,000	-	4,550,000
Modular building lease income	-	62,000	-	62,000
Other	512,000	122,000	46,000	680,000
	$20,912,000	$4,734,000	$2,754,000	$28,400,000

	Twelve Months Ended November 30, 2021
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$13,631,000	$-	$-	$13,631,000
Farm equipment service parts	2,799,000	-	-	2,799,000
Steel cutting tools and inserts	-	-	2,440,000	2,440,000
Modular buildings	-	5,381,000	-	5,381,000
Modular building lease income	-	-	-	-
Other	396,000	297,000	21,000	714,000
	$16,826,000	$5,678,000	$2,461,000	$24,965,000

The Company offered floorplan terms in its Agricultural Products segment during its Fall 2021 early order program to incentivize customers to stock farm equipment on their lots in fiscal 2022. Floorplan terms allow customers to pay the Company at the earliest of retail date or 180 days. This program has an effect on the timing of the Company’s fiscal 2022 cash flows compared with historical cash flows.

(l)	Contract Receivables, Contract Assets and Contract Liabilities

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers included on the Consolidated Balance Sheets.

	November 30, 2022	November 30, 2021
Receivables	$2,722,000	$2,663,000
Assets	451,000	177,000
Liabilities	1,157,000	559,000

The amount of revenue recognized in fiscal year 2022 that was included in a contract liability at November 30, 2021 was approximately $559,000 compared to $474,000 for the prior year. The beginning balance of contract receivables, assets and liabilities at December 1, 2020 was $2,391,000; $56,000 and $474,000, respectively. The change in contract receivables reflected above results from contract billings for all three segments as performance obligations are met. The increase in contract assets on November 30, 2022 is due to construction costs in excess of billings on contracts in the Modular Buildings segment. Contract liabilities include customer deposits and billings in excess of cost and profit on the consolidated balance sheets. Contract liabilities have increased due to customer deposits received on the Agricultural Products segment as part of our fall early order program that offers cash discounts for equipment deposits.

The Company will utilize the practical expedient exception for these contracts and will report only on performance obligations greater than one year. As of November 30, 2022, and November 30, 2021, the Company has no performance obligations with an original expected duration greater than one year.

(m)	Research and Development

Research and development costs are expensed when incurred. Such costs approximated $193,000 and $152,000 for the 2022 and 2021 fiscal years, respectively. Research and development costs are included in engineering expenses on the Consolidated Statements of Operations.

(n)	Advertising

Advertising costs are expensed when incurred. Such costs approximated $190,000 and $163,000 for the 2022 and 2021 fiscal years, respectively. Advertising costs are included in selling expenses on the Consolidated Statements of Operations.

(o)	Net Income Per Share of Common Stock

Basic net income per share has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted net income per share of common stock has been computed on the basis of the weighted average number of shares outstanding plus equivalent shares of common stock assuming exercise of stock options. Potential shares of common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted net income per share of common stock.

Basic and diluted income per common share have been computed based on the following as of November 30, 2022 and 2021:

	For the Twelve Months Ended
	November 30, 2022	November 30, 2021
Numerator for basic and diluted net income per share:

Net income	$97,797	$212,631

Denominator:
For basic net income per share - weighted average common shares outstanding	4,707,384	4,515,229
Effect of dilutive stock options	-	-
For diluted net income per share - weighted average common shares outstanding	4,707,384	4,515,229

Net Income per share - Basic:
Net Income per share	$0.02	$0.05

Net Income per share - Diluted:
Net Income per share	$0.02	$0.05

(p)	Stock Based Compensation

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

(2)	Allowance for Doubtful Accounts

A summary of the Company’s activity in the allowance for doubtful accounts is as follows:

	Twelve Months Ended
	November 30, 2022	November 30, 2021
Balance, beginning	$38,188	$51,175
Provision (recovery) charged to expense	(7,722)	(4,160)
(Less amounts charged-off)/Recovery	4,233	(8,827)
Balance, ending	$34,699	$38,188

(3)	Inventories

Major classes of inventory are:

	November 30, 2022	November 30, 2021
Raw materials	$8,700,719	$8,289,386
Work in process	624,781	357,721
Finished goods	3,029,099	3,088,739
Total Gross Inventory	$12,354,599	$11,735,846
Less: Reserves	(1,743,047)	(2,525,743)
Net Inventory	$10,611,552	$9,210,103

(4)	Contracts in Progress

Amounts included in the consolidated financial statements related to uncompleted contracts are as follows:

	Cost and Profit in	Billings in Excess of
	Excess of Billings	Costs and Profit
November 30, 2022
Costs	$848,516	$731,490
Estimated earnings	293,094	138,568
	1,141,610	870,058
Less: amounts billed	(690,704)	(1,198,099)
	$450,906	$(328,041)

November 30, 2021
Costs	$362,958	$924,908
Estimated earnings	117,328	301,180
	480,286	1,226,088
Less: amounts billed	(303,002)	(1,506,849)
	$177,284	$(280,761)

The amounts billed on long-term contracts are due 30 days from invoice date. All amounts billed are expected to be collected within the next 12 months. Retainage included in accounts receivable was $4,087 and $0 as of November 30, 2022 and 2021, respectively.

(5)	Property, Plant, and Equipment

Major classes of property, plant, and equipment are:

	November 30, 2022	November 30, 2021
Land	$220,503	$220,503
Buildings and improvements	8,235,981	7,460,698
Construction in Progress	357,644	160,353
Manufacturing machinery and equipment	11,721,908	11,286,411
Trucks and automobiles	567,563	510,986
Furniture and fixtures	115,059	115,059
	21,218,658	19,754,010
Less accumulated depreciation	(15,039,741)	(14,516,682)
Property, plant and equipment	$6,178,917	$5,237,328

Depreciation and amortization expense totaled $807,163 and $613,409 for the 2022 and 2021 fiscal years, respectively. These totals include amortization of right-of-use assets on finance leases as discussed in Note 1 “Summary of Significant Accounting Policies” section (h) “Leases” above.

(6)	Assets Held for Lease

Major components of assets held for lease are:

	November 30, 2022	November 30, 2021
Modular Buildings	$400,325	$521,555
Total assets held for lease	$400,325	$521,555

The Company’s Modular Buildings segment enters into leasing arrangements with customers from time-to-time. The Company had five buildings in assets held for lease for the year ending November 30, 2022 and seven buildings for the year ended November 30, 2021.

Two modular buildings held for lease were sold in fiscal 2022 for $383,904. The company incurred a gain of approximately $150,069 on the sale of the assets.

Rents recognized in sales were related to the leasing of modular buildings as a part of the normal course of business operations of the Modular Buildings segment. There were $61,534 of rents recognized from assets held for lease included in sales on the Consolidated Statements of Operations during the 2022 fiscal year compared to none in the 2021 fiscal year.

The future minimum lease receipts from assets held for lease on November 30, 2022 are as follows:

Year Ending November 30,	Amount
2023	$67,941
Total	67,941

(7)	Accrued Expenses

Major components of accrued expenses are:

	November 30, 2022	November 30, 2021
Salaries, wages, and commissions	$755,708	$654,757
Accrued warranty expense	193,301	202,850
Other	334,195	304,766
	$1,283,204	$1,162,373

(8)	Product Warranty

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

Changes in the Company’s product warranty liability included in accrued expenses for the 2022 and 2021 fiscal years are as follows:

	For the Twelve Months Ended
	November 30, 2022	November 30, 2021
Balance, beginning	$202,850	$291,454
Settlements / adjustments	(349,889)	(238,808)
Warranties issued	340,340	150,204
Balance, ending	$193,301	$202,850

(9)	Loan and Credit Agreements

Bank Midwest Revolving Lines of Credit and Term Loans

The Company maintains a $5,000,000 revolving line of credit (the “Line of Credit”) and previously maintained a $550,000 revolving line of credit (the “Reserve Line of Credit”) with Bank Midwest. The Reserve Line of Credit expired on November 30, 2022 and was used for additional working capital. On November 30, 2022, the balance of the Line of Credit was $3,924,500 with $1,075,500 remaining available, as may be limited by the borrowing base calculation. The Line of Credit borrowing base is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of net inventory, less any outstanding loan balance on the Line of Credit. On November 30, 2022, the Line of Credit was not limited by the borrowing base calculation. Any unpaid principal amount borrowed on the Line of Credit accrues interest at a floating rate per annum equal to 1.50% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 9.25% per annum following continued increases in fiscal 2022. The Line of Credit was most recently renewed on March 28, 2022. The Line of Credit matures on March 30, 2023 and requires monthly interest-only payments. The unpaid principal amount borrowed on the Reserve Line of Credit accrued interest at a floating rate per annum equal to 2.0% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The Reserve Line of Credit matured on November 30, 2022 and is closed. The Line of Credit is governed by the terms of a Promissory Note, dated March 28, 2022, entered into between the Company and Bank Midwest. The Reserve Line of Credit was governed by the terms of a Promissory Note, dated May 13, 2022, entered into between the Company and Bank Midwest.

The Company carries a $2,600,000 term loan with Bank Midwest due October 1, 2037 (the “Term Loan”), and a $350,000 term loan (the “Roof Term Loan”) due on May 15, 2027. The Term Loan accrued interest at a rate of 5.00% for the first ninety months, which ended on September 28, 2022. Thereafter, the Term Loan accrues interest at a floating rate per annum equal to 0.75% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.15% per annum and the interest rate may only be adjusted by Bank Midwest once every five years. The current interest rate is 7.00%. Monthly payments of $19,648 in principal and interest are required. The Term Loan is also guaranteed by the United States Department of Agriculture (“USDA”), which required an upfront guarantee fee of $62,400 and requires an annual fee of 0.5% of the unpaid balance. As part of the USDA guarantee requirements, shareholders owning more than 20% are required to personally guarantee a portion of the Term Loan, in an amount equal to their stock ownership percentage. The J. Ward McConnell Jr. Living Trust, the estate of the former Vice Chairman of the Board of Directors and a shareholder owning more than 20% of the Company’s outstanding stock, is guaranteeing approximately 38% of the Term Loan, for an annual fee of 2% of the personally guaranteed amount. The initial guarantee fee will be amortized over the life of the Term Loan, and the annual fees and personally guaranteed amounts are expensed monthly. The Term Loan is governed by the terms of a Promissory Note, dated September 28, 2017, entered into between the Company and Bank Midwest.

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

The Company also entered into the Roof Term Loan of $350,000 with Bank Midwest on May 17, 2022. The Roof Term Loan’s proceeds were used to fix sections of the Armstrong facility’s roof. The Roof Term Loan requires 59 regular payments of $2,972 and an estimated balloon payment of $269,517 on the maturity date of May 15, 2027. Any unpaid principal amount borrowed on the Roof Term Loan accrues interest at a floating rate per annum equal to 2.00% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 5.00% per annum and the current interest rate is 9.75% per annum. The Roof Term Loan is governed by the terms of a Promissory Note, dated May 17, 2022, entered into between the Company and Bank Midwest.

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

Compliance with Bank Midwest covenants is measured annually on November 30. The terms of the Bank Midwest loan agreements require the Company to maintain a minimum of $4,000,000 of monthly working capital. Additionally, a maximum debt to worth ratio of 1 to 1 must be maintained, with a minimum of 40% tangible balance sheet equity, with variations subject to mutual agreement. The Company is also required to maintain a minimum debt service coverage ratio of 1.25, with a 0.10 tolerance. The Company also must receive bank approval for purchases or sales of equipment over $100,000 annually and maintain reasonable salaries and owner compensation. The Company received the necessary approvals for purchases of equipment over $100,000 for the twelve months ended November 30, 2022. The Company was out of compliance with its debt to worth ratio by fifteen percentage points on the Bank Midwest loans as of November 30, 2022. Bank Midwest issued a waiver forgiving the noncompliance, and in turn waived the event of default. The next measurement date is November 30, 2023 for all covenants except the monthly working capital requirement.

SBA Economic Injury Disaster Loans

In June of 2020, the Company executed the standard loan documents required for securing loans offered by the U.S. Small Business Administration under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Two loans were executed on June 18, 2020 with principal amounts of $150,000 each, with a third loan being executed on June 24, 2020 with a principal amount of $150,000. Proceeds from these EIDLs are being used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue from the date of inception. Installment payments, including principal and interest, are due monthly beginning June 18, 2022 (thirty-six months from the date of the EIDLs) and June 24, 2022 in the amount of $731 per EIDL. On March 11, 2021, the American Rescue Plan Act of 2021 was enacted, which extended the first due date for repayment of EIDLs made in 2020 from 12 months to 24 months from the date of the note. The balance of principal and interest is payable 30 years from the date of the EIDL. The EIDLs are secured by a security interest on all of the Company’s assets. Each EIDL is governed by the terms of a separate Promissory Note, dated either June 18, 2020 or June 24, 2020, as applicable, entered into by the Company or the applicable subsidiary.

A summary of the Company’s term debt is as follows:

	November 30, 2022	November 30, 2021
Bank Midwest loan payable in monthly installments of $19,648 including interest at 7.00%, due October 1, 2037	2,165,554	2,260,412
Bank Midwest loan payable in monthly installments of $2,972 including interest at 9.5%, due May 15, 2027	344,932	-
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 18, 2022, due June 18, 2050	163,793	158,168
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 18, 2022, due June 18, 2050	163,728	158,168
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 24, 2022, due June 24, 2050	163,912	158,181
Total term debt	$3,001,919	$2,734,929
Less current portion of term debt	97,678	99,462
Term debt, excluding current portion	$2,904,241	$2,635,467

A summary of the minimum maturities of term debt follows for the years ending November 30:

Year	Amount
2023	$97,678
2024	103,631
2025	111,601
2026	119,594
2027	446,810
2028 and thereafter	2,122,605
$3,001,919

(10)	Related Party Transactions

During the 2022 and 2021 fiscal years, the Company did not recognize any revenues from transactions with a related party, and no amounts in accounts receivable balances were due from a related party. From time to time, the Company purchases various supplies from related parties, which are companies in which Marc McConnell, the Chairman of the Company’s Board of Directors, has an ownership interest and also serves as President. J. Ward McConnell Jr.’s estate, the J. Ward McConnell, Jr. Living Trust, is paid a monthly fee to guarantee a portion of the Company’s term debt in accordance with the USDA guarantee obtained on the Company’s term debt. In the 2022 fiscal year, the Company recognized $23,880 of expense for transactions with related parties, compared to $26,368 in the 2021 fiscal year. As of November 30, 2022, accrued expenses contained a balance of $1,348 owed to a related party compared to $1,407 on November 30, 2021.

(11)	Employee Benefit Plans

The Company sponsors a defined contribution 401(k) savings plan which covers substantially all full-time employees who meet eligibility requirements. Participating employees may contribute as salary reductions any amount of their compensation up to the limit prescribed by the Internal Revenue Code. The Company makes a 50% matching contribution to employees up to 3% of eligible compensation. The Company recognized an expense of $116,603 and $77,010 related to this plan during the 2022 and 2021 fiscal years, respectively.

(12)	Equity Incentive Plan

On February 25, 2020, the Board of Directors of the Company (the “Board”) authorized and approved the Art’s-Way Manufacturing Co., Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan was approved by the stockholders on April 30, 2020. The 2020 Plan replaced the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan (the “2011 Plan”) and added an additional 500,000 shares to the number of shares reserved for issuance pursuant to equity awards. No further awards will be made under the 2011 Plan or other prior plans. Awards to directors and executive officers under the 2020 Plan are governed by the forms of agreement approved by the Board. Stock options or other awards granted prior to February 25, 2020 are governed by the applicable prior plan and the forms of agreement adopted thereunder.

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

Shares issued under the 2020 Plan for the years ended November 30, 2022 and 2021 are as follows:

	For the Twelve Months Ended
	November 30, 2022	November 30, 2021
Shares issued to directors (immediate vesting)	25,000	25,000
Shares issued to directors, employees, and consultants (three-year vesting)	94,500	88,500
Unvested shares forfeit upon termination	(9,333)	-
Total shares issued	110,167	113,500

Book and tax stock-based compensation expense for the years ended November 30, 2022 and 2021 are as follows:

	For the Twelve Months Ended
	November 30, 2022	November 30, 2021
Stock-based compensation expense	287,721	265,541
Treasury share repurchase expense	(92,432)	(30,470)
Stock-based compensation expense net of treasury repurchases	195,289	235,071

	For the Twelve Months Ended
	November 30, 2022	November 30, 2021
Tax deductions from stock-based compensation expense	314,306	246,862

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. The Company estimates the fair value of each stock-based option award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. No stock options were granted during the years ended November 30, 2022 or 2021.

The following is a summary of activity under the plans as of November 30, 2022 and 2021, and changes during the years then ended:

2022 Option Activity

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options O/S at beginning of period	22,000	$5.93
Granted	-	$-
Exercised	-	$-		-
Options Expired or Forfeited	(10,000)	$6.15
Options O/S at end of Period	12,000	$5.75	1.40	-
Options Exer. At end of the Period	12,000	$5.75	1.40	-

2021 Option Activity

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options O/S at beginning of period	36,000	$6.40
Granted	-	$-
Exercised	-	$-		-
Options Expired or Forfeited	(14,000)	$7.14
Options O/S at end of Period	22,000	$5.93	2.04	-
Options Exer. At end of the Period	22,000	$5.93	2.04	-

(13)	Common Stock Purchase Agreement

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

In exchange for Alumni Capital entering into the Purchase Agreement, the Company issued 20,000 shares of Common Stock to Alumni Capital upon execution of the Purchase Agreement (the “Initial Commitment Shares”) and issued another 20,000 shares in connection with the first closing under the Purchase Agreement (with the Initial Commitment Shares, the “Commitment Shares”). Alumni Capital represented to the Company, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)). The Company shares of Common Stock, including the Commitment Shares, are being offered and sold under the Purchase Agreement in reliance upon an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Purchase Agreement provided that the Company file a registration statement under the Securities Act covering the resale of the shares issued to Alumni Capital. Alumni Capital’s obligation to purchase shares of Common Stock under the Purchase Agreement is conditioned upon, among other things, the registration statement having been declared effective by the Securities and Exchange Commission. The Company filed a registration statement on Form S-3 (the “Registration Statement”) April 27, 2022 which was declared effective on August 9, 2022 by the SEC.

The Company evaluated the embedded options and believe they should not be bifurcated from the agreement and accounted for separately as it is indexed to the Company’s stock and would qualify for equity treatment on the balance sheet.

The Company incurred approximately $203,000 of expense related to equity issuance in the twelve months ended November 30, 2022 in the form of 40,000 commitment shares valued at approximately $160,000, attorney fees for the negotiation and execution of the Purchase Agreement and the preparation and filing of the registration statement. These equity issuance costs have reduced proceeds received under the common stock purchase agreement in additional paid in capital.

Below is a summary of shares purchased by Alumni Capital under this agreement as of the filing date of this report:

Date	Shares	Share price net of discount	Proceeds
7/25/2022	50,000	$2.07	$103,305
8/03/2022	50,000	$1.98	$98,940
8/15/2022	50,000	$2.00	$99,910
8/23/2022	65,000	$1.99	$129,253
9/23/2022	65,000	$1.76	$114,120
Total	280,000		$545,528

The Company has $2,454,472 of funding under the common stock purchase agreement that can be utilized as of November 30, 2022.

(14)	Income Taxes

Total income tax expense for the 2022 and 2021 fiscal years consists of the following:

	November 30, 2022	November 30, 2021
Current expense	$2,712	$8,459
Deferred expense	16,491	45,800
Total income tax expense	$19,203	$54,259

The reconciliation of the statutory Federal income tax rate is as follows:

	November 30, 2022	November 30, 2021
Statutory federal income tax rate	21.0%	21.0%
Permanent Differences and Other	(4.6)	(0.7)
	16.4%	20.3%

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) on November 30, 2022 and 2021 are presented as approximate amounts below:

	November 30
	2022	2021
Current deferred tax assets (liabilities):
Accrued expenses	$93,000	$82,000
Inventory capitalization	167,000	122,000
NOL and tax credit carryforward	1,921,000	1,846,000
Asset reserves	521,000	613,000
Total current deferred tax assets	$2,702,000	$2,663,000
Non-current deferred tax assets
Property, plant, and equipment	$(97,000)	$(41,000)
Total non-current deferred tax assets (liabilities)	$(97,000)	$(41,000)
Net deferred taxes	$2,605,000	$2,622,000

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has net operating losses amounting to approximately $4,496,000 and tax credit carryforward amounting to approximately $109,000 for its U.S. operations that will expire on November 30, 2036, 2037, 2038, 2039 and 2040. The Company has another $4,869,000 of net operating losses that can be carried forward indefinitely. Management believes that the Company will be able to utilize the U.S. net operating losses and credits before their expiration.

(15)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. On November 30, 2022 and November 30, 2021, the carrying amount approximated fair value for cash, accounts receivable, operating and finance leases, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of these instruments. The fair value of the Company’s term loans payable also approximates recorded value because the interest rates charged under the loan terms are not substantially different from current interest rates.

(16)	Litigation and Contingencies

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

Approximate financial information with respect to the reportable segments is as follows.

	Twelve Months Ended November 30, 2022
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$20,912,000	$4,734,000	$2,754,000	$28,400,000
Income (loss) from operations	$1,205,000	$(600,000)	$(272,000)	$333,000
Income (loss) before tax	$923,000	$(482,000)	$(324,000)	$117,000
Total Assets	$18,459,000	$2,829,000	$2,660,000	$23,948,000
Capital expenditures (1)	$1,969,000	$232,000	$244,000	$2,445,000
Depreciation & Amortization	$468,000	$193,000	$146,000	$807,000

	Twelve Months Ended November 30, 2021
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$16,826,000	$5,678,000	$2,461,000	$24,965,000
Income (loss) from operations	$599,000	$74,000	$(150,000)	$523,000
Income (loss) before tax	$413,000	$45,000	$(191,000)	$267,000
Total Assets	$14,950,000	$3,429,000	$2,475,000	$20,854,000
Capital expenditures (2)	$726,000	$94,000	$-	$820,000
Depreciation & Amortization	$366,000	$111,000	$136,000	$613,000

(1)	FY 2022 capital expenditures include finance leased assets of $532,000 in the Agricultural Products segment and $166,000 in the Tool segment.
(2)	FY 2021 capital expenditures include finance leased assets of $142,000 in the Agricultural Products segment and $58,000 in the Modular Buildings segment.

(18)	Subsequent Events

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The persons serving as our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period subject to this report. Based on this evaluation, the persons serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of November 30, 2022. Our management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, including the persons serving as our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of November 30, 2022.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to the sections entitled “Questions and Answers about the 2023 Annual Meeting and Voting,” “Election of Directors,” “Delinquent Section 16(a) Reports,” “Corporate Governance,” and “Executive Officers” in our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the sections entitled “Executive Compensation” and “Director Compensation” in our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Principal Stockholders,” “Security Ownership of Directors and Management” and “Equity Compensation Plan Information” in our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to the sections entitled “Corporate Governance” and “Certain Transactions and Business Relationships” in our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the section entitled “Independent Registered Public Accountant Firm” in our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(A)	Financial Statements. The following financial statements are included in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this report:

Report of Eide Bailly, LLP (PCAOB ID 286) on Consolidated Financial Statements as of November 30, 2022 and 2021

Consolidated Balance Sheets as of November 30, 2022 and 2021

Consolidated Statements of Operations for each of the years ended November 30, 2022 and 2021

Consolidated Statements of Stockholders’ Equity for each of the years ended November 30, 2022 and 2021

Consolidated Statements of Cash Flows for each of the years ended November 30, 2022 and 2021

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

10.11

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

10.13	Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated March 28, 2022 – incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed April 14, 2022.
10.14	Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated May 17, 2022 – incorporated by reference to the Company’s Current Report on Form 8-K filed May 23, 2022.
10.15	Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated May 17, 2022 – incorporated by reference to the Company’s Current Report on Form 8-K filed May 23, 2022.
10.16

Commercial Guaranty, by Ohio Metal Working Products/Art’s-Way Inc., dated September 28, 2017 - incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed September 29, 2017

10.17	Commercial Guaranty, by Art’s-Way Scientific Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed September 29, 2017.
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

10.24

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

10.27

Promissory Note, between the Small Business Administration and Ohio Metal Working Products/Art’s-Way, dated June 18, 2020 – incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2020

10.28

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

ART’S-WAY MANUFACTURING CO., INC.

Date:	February 16, 2023	/s/ David A. King
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

Date: February 16, 2023	/s/ David A. King
David A. King, President and Chief Executive Officer

Date: February 16, 2023	/s/ Michael W. Woods
Michael W. Woods, Chief Financial Officer

Date: February 16, 2023	/s/ Marc H. McConnell
Marc H. McConnell, Chairman, Director

Date: February 16, 2023	/s/ Thomas E. Buffamante
Thomas E. Buffamante, Director

Date: February 16, 2023	/s/ Randall C. Ramsey
Randall C. Ramsey, Director

Date: February 16, 2023	/s/ Matthew N. Westendorf
Matthew N. Westendorf, Director

Date: February 16, 2023	/s/ David A. White
David A. White, Director