Form 10-Q
period 2023-02-28
ARTS WAY MANUFACTURING CO INC
filed 2023-04-13
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2023

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 000-05131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5556 Highway 9 Armstrong, Iowa 50514
(Address of principal executive offices) (Zip Code)

(712) 208-8467

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock $0.01 par value	ARTW	The Nasdaq Stock Market LLC

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

Number of common shares outstanding as of April 5, 2023: 5,008,572

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Balance Sheets
(Unaudited)

Assets	February 28, 2023	November 30, 2022
Current assets:
Cash	$4,012	$5,055
Accounts receivable-customers, net of allowance for doubtful accounts of $36,201 and $34,699 in 2023 and 2022, respectively	3,665,795	2,722,298
Inventories, net	11,604,761	10,611,552
Cost and profit in excess of billings	98,376	450,906
Other current assets	436,380	343,618
Total current assets	15,809,324	14,133,429
Property, plant, and equipment, net	6,330,449	6,178,917
Assets held for lease, net	361,845	400,325
Deferred income taxes	2,514,259	2,605,395
Other assets	588,631	630,248
Total assets	$25,604,508	$23,948,314
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,502,302	$2,630,966
Customer deposits	2,797,428	828,565
Billings in excess of cost and profit	676,917	328,041
Income taxes payable	3,500	3,500
Accrued expenses	1,300,701	1,283,204
Line of credit	3,055,559	3,924,500
Current portion of finance lease liabilities	172,619	170,835
Current portion of long-term debt	100,140	97,678
Total current liabilities	10,609,166	9,267,289
Long-term liabilities
Long-term portion of operating lease liabilities	21,422	24,016
Long-term portion of finance lease liabilities	558,293	602,131
Long-term debt, excluding current portion	2,874,226	2,904,241
Total liabilities	14,063,107	12,797,677
Commitments and Contingencies (Notes 8, 9 and 15)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2023 and 2022; issued and outstanding 0 shares in 2023 and 2022.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2023 and 2022; issued 5,100,921 in 2023 and 5,013,671 in 2022	51,009	50,137
Additional paid-in capital	4,615,188	4,547,172
Retained earnings	7,096,494	6,754,284
Treasury stock, at cost (72,699 shares in 2023 and 64,574 in 2022)	(221,290)	(200,956)
Total stockholders’ equity	11,541,401	11,150,637
Total liabilities and stockholders’ equity	$25,604,508	$23,948,314

See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	February 28, 2023	February 28, 2022
Sales	$7,894,785	$5,613,066
Cost of goods sold	5,545,663	4,420,922
Gross profit	2,349,122	1,192,144
Expenses
Engineering	128,295	134,071
Selling	594,265	487,156
General and administrative	1,077,975	1,007,793
Total expenses	1,800,535	1,629,020
Income (loss) from operations	548,587	(436,876)
Other income (expense):
Interest expense	(127,505)	(76,704)
Other	12,310	(1,552)
Total other income (expense)	(115,195)	(78,256)
Income (loss) before income taxes	433,392	(515,132)
Income tax expense	91,182	(108,643)
Net Income (loss)	342,210	(406,489)

See accompanying notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Stockholders' Equity
Three Months Ended February 28, 2023 and February 28, 2022
(Unaudited)

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2021	4,583,504	$45,835	$3,760,649	$6,656,487	44,532	$(108,524)	$10,354,447
Stock based compensation	91,167	912	69,052	-	10,406	(34,905)	35,059
Net (loss)	-	-	-	(406,489)	-	-	(406,489)
Balance, February 28, 2022	4,674,671	46,747	3,829,701	6,249,998	54,938	(143,429)	9,983,017

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2022	5,013,671	$50,137	$4,547,172	$6,754,284	64,574	$(200,956)	$11,150,637
Stock based compensation	87,250	872	68,016	-	8,125	(20,334)	48,554
Net Income	-	-	-	342,210	-	-	342,210
Balance, February 28, 2023	5,100,921	51,009	4,615,188	7,096,494	72,699	(221,290)	11,541,401

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	February 28, 2023	February 28, 2022
Cash flows from operations:
Net income (loss)	$342,210	$(406,489)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	68,888	69,964
Decrease in obsolete inventory reserves	(27,086)	(140,485)
Gain on disposal of property, plant, and equipment	(2,900)	-
Depreciation and amortization expense	238,903	167,542
Accrued interest on deferred debt payments	-	4,213
Increase (Decrease) in allowance for doubtful accounts	1,502	(11,440)
Deferred income taxes	91,136	(109,039)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(944,999)	1,091,906
Inventories	(966,123)	(349,727)
Other assets	(92,762)	(506,294)
Increase (decrease) in:
Accounts payable	(128,664)	(183,362)
Contracts in progress, net	701,406	119,397
Customer deposits	1,968,863	1,616,276
Income taxes payable	-	(500)
Accrued expenses	18,223	(193,146)
Net cash provided by operating activities	1,268,597	1,168,816
Cash flows from investing activities:
Purchases of property, plant, and equipment	(313,657)	(174,133)
Net proceeds from sale of assets	2,900	-
Net cash used in investing activities	(310,757)	(174,133)
Cash flows from financing activities:
Net change in line of credit	(868,941)	(924,000)
Principal payments on finance lease obligations	(42,055)	(11,946)
Repayment of term debt	(27,553)	(23,029)
Repurchases of common stock	(20,334)	(34,905)
Net cash used in financing activities	(958,883)	(993,880)
Net increase (decrease) in cash	(1,043)	803
Cash at beginning of period	5,055	2,658
Cash at end of period	$4,012	$3,461

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$122,315	$69,754
Income taxes	46	-

Amortization of operating lease ROU assets (included in other assets)	$3,319	$-

See accompanying notes to consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

Unless otherwise specified, as used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Art’s-Way,” and the “Company” refer to Art’s-Way Manufacturing Co., Inc., a Delaware corporation headquartered in Armstrong, Iowa, and its wholly owned subsidiaries.

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

2)	Summary of Significant Accounting Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2022. The results of operations for the three months ended February 28, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2023.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three months ended February 28, 2023. Actual results could differ from those estimates.

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

	Three Months Ended February 28, 2023
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$4,732,000	$-	$-	$4,732,000
Farm equipment service parts	630,000	-	-	630,000
Steel cutting tools and inserts	-	-	799,000	799,000
Modular buildings	-	1,601,000	-	1,601,000
Modular building lease income	-	32,000	-	32,000
Other	83,000	9,000	9,000	101,000
	$5,445,000	$1,642,000	$808,000	$7,895,000

	Three Months Ended February 28, 2022
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$3,515,000	$-	$-	$3,515,000
Farm equipment service parts	558,000	-	-	558,000
Steel cutting tools and inserts	-	-	574,000	574,000
Modular buildings	-	851,000	-	851,000
Modular building lease income	-	-	-	-
Other	88,000	17,000	10,000	115,000
	$4,161,000	$868,000	$584,000	$5,613,000

The Company offered floorplan terms in its Agricultural Products segment during its Fall of 2021 and 2022 early order program to incentivize customers to stock farm equipment on their lots for fiscal 2022 and fiscal 2023. Floorplan terms allow customers to pay the Company at the earliest of retail date or 180 days. This program has an effect on the timing of the Company’s cash flows compared with historical cash flows.

On February 28, 2023, the Company had approximately $950,000 in receivables on the floorplan program with a due date greater than 30 days compared to $468,000 on February 28, 2022

4)	Contract Receivables, Contract Assets and Contract Liabilities

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers included on the Condensed Consolidated Balance Sheets.

	February 28, 2023	November 30, 2022
Receivables	$3,666,000	$2,722,000
Assets	98,000	451,000
Liabilities	3,474,000	1,157,000

The amount of revenue recognized in the first three months of fiscal 2023 that was included in a contract liability on November 30, 2022 was approximately $827,000 compared to $415,000 in the same period of fiscal 2022. The beginning contract receivables, assets and liabilities on December 1, 2021 were approximately $2,663,000; $177,000 and $559,000, respectively. The increase in contract receivables on February 28, 2023 is due to a 40.7% increase in revenue for Q1 of fiscal 2023 and the timing of contract billings that were outstanding at quarter end. Contract liabilities increased significantly during the three months ended February 28, 2022 as the Company received a large number of deposits from our fall early order program. The Company incentivizes cash deposits in exchange for discounts to lock in inventory pricing and help with planning to maximize plant efficiency in the agricultural products segment.

The Company utilizes the practical expedient exception for these contracts and will report only on performance obligations greater than one year. As of February 28, 2023, the Company has no performance obligations with an original expected duration greater than one year.

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

Basic and diluted net income (loss) per share have been computed based on the following as of February 28, 2023 and February 28, 2022:

	For the Twelve Months Ended
	February 28, 2023	February 28, 2022
Numerator for basic and diluted net income (loss) per share:

Net income (loss)	$342,210	$(406,489)

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	4,976,955	4,569,720
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	4,976,955	4,569,720

Net Income (Loss) per share - Basic:
Net Income (Loss) per share	$0.07	$(0.09)

Net Income (Loss) per share - Diluted:
Net Income (Loss) per share	$0.07	$(0.09)

6)	Inventory

Major classes of inventory are:

	February 28, 2023	November 30, 2022
Raw materials	$9,600,930	$8,700,719
Work in process	529,812	624,781
Finished goods	3,134,526	3,029,099
Total Gross Inventory	$13,265,268	$12,354,599
Less: Reserves	(1,660,507)	(1,743,047)
Net Inventory	$11,604,761	$10,611,552

7)	Accrued Expenses

Major components of accrued expenses are:

	February 28, 2023	November 30, 2022
Salaries, wages, and commissions	$763,350	$755,708
Accrued warranty expense	194,464	193,301
Other	342,887	334,195
	$1,300,701	$1,283,204

8)	Assets Held for Lease

Major components of assets held for lease are:

	February 28, 2023	November 30, 2022
Modular Buildings	$361,845	$400,325
Total assets held for lease	$361,845	$400,325

The Company recognized $32,025 in rents from assets held for lease that were included in sales on the Condensed Consolidated Statements of Operations during the three months ended February 28, 2023 compared to none for the three months ended February 28, 2022.

The Company has $46,591 of future minimum lease receipts expected to be recognized in fiscal 2023 from assets held for lease as of February 28, 2023.

9)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. Product warranty is included in the price of the product and provides assurance that the product will function in accordance with agreed-upon specifications. It does not represent a separate performance obligation under ASC 606. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 7 “Accrued Expenses.” Changes in the Company’s product warranty liability for the three months ended February 28, 2023 and February 28, 2022 are as follows:

	For the Three Months Ended
	February 28, 2023	February 28, 2022
Balance, beginning	$193,301	$202,850
Settlements / adjustments	115,596	21,624
Warranties issued	(114,433)	(109,412)
Balance, ending	$194,464	$115,062

10)	Loan and Credit Agreements

Bank Midwest Revolving Lines of Credit and Term Loans

The Company maintains a $5,000,000 revolving line of credit (the “Line of Credit”) with Bank Midwest. On February 28, 2023, the balance of the Line of Credit was $3,055,559 with $1,944,441 remaining available, as may be limited by the borrowing base calculation. The Line of Credit borrowing base is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of net inventory, less any outstanding loan balance on the Line of Credit. On February 28, 2023, the Line of Credit was not limited by the borrowing base calculation. Any unpaid principal amount borrowed on the Line of Credit accrues interest at a floating rate per annum equal to 1.25% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 9.25% per annum. The Line of Credit was most recently renewed on March 30, 2023 which dropped the floating interest rate from 1.50% to 1.25% above the Wall Street Journal rate. The Line of Credit matures on March 30, 2024 and requires monthly interest-only payments. The Line of Credit is governed by the terms of a Promissory Note, dated March 28, 2023, entered into between the Company and Bank Midwest.

The Company carries a $2,600,000 term loan with Bank Midwest due October 1, 2037 (the “Term Loan”), and a $350,000 term loan (the “Roof Term Loan”) due on May 15, 2027. The Term Loan accrued interest at a rate of 5.00% for the first ninety months, which ended on September 28, 2022. Thereafter, the Term Loan interest rate was reset to a fixed rate of 7% based on prime plus 0.75% on the reset date. The interest rate floor is set at 4.15% per annum and the interest rate may only be adjusted by Bank Midwest once every five years. Monthly payments of $19,648 in principal and interest are required. The Term Loan is also guaranteed by the United States Department of Agriculture (“USDA”), which required an upfront guarantee fee of $62,400 and requires an annual fee of 0.5% of the unpaid balance. As part of the USDA guarantee requirements, shareholders owning more than 20% are required to personally guarantee a portion of the Term Loan, in an amount equal to their stock ownership percentage. The J. Ward McConnell Jr. Living Trust, the estate of the former Vice Chairman of the Board of Directors and a shareholder owning more than 20% of the Company’s outstanding stock, is guaranteeing approximately 38% of the Term Loan, for an annual fee of 2% of the personally guaranteed amount. The initial guarantee fee will be amortized over the life of the Term Loan, and the annual fees and personally guaranteed amounts are expensed monthly. The Term Loan is governed by the terms of a Promissory Note, dated September 28, 2017, entered into between the Company and Bank Midwest.

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

The Company also entered into the Roof Term Loan of $350,000 with Bank Midwest on May 17, 2022. The Roof Term Loan’s proceeds were used to fix sections of the Armstrong facility’s roof. The Roof Term Loan requires 59 regular payments of $2,972 and an estimated balloon payment of $294,168 on the maturity date of May 15, 2027. Any unpaid principal amount borrowed on the Roof Term Loan accrues interest at a rate of 7.0% per annum. The loan previously accrued interest at a floating rate per annum equal to 2.00% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The Company entered into a Change of Terms Agreement with Bank Midwest on March 30, 2023 which modified the interest rate terms of the promissory note. The Roof Term Loan is further governed by the terms of a Promissory Note, dated May 17, 2022, entered into between the Company and Bank Midwest.

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

SBA Economic Injury Disaster Loans

In June of 2020, the Company executed the standard loan documents required for securing loans offered by the U.S. Small Business Administration under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Two loans were executed on June 18, 2020 with principal amounts of $150,000 each, with a third loan being executed on June 24, 2020 with a principal amount of $150,000. Proceeds from these EIDLs are being used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue from the date of inception. Installment payments, including principal and interest, were due monthly beginning December 18, 2022 (thirty months from the date of the EIDLs) and December 24, 2022 in the amount of $731 per EIDL. On March 11, 2021, the American Rescue Plan Act of 2021 was enacted, which extended the first due date for repayment of EIDLs made in 2020 from 12 months to 30 months from the date of the note. The balance of principal and interest is payable 30 years from the date of the EIDL. The EIDLs are secured by a security interest on all of the Company’s assets. Each EIDL is governed by the terms of a separate Promissory Note, dated either June 18, 2020 or June 24, 2020, as applicable, entered into by the Company or the applicable subsidiary. EID

A summary of the Company’s term debt is as follows:

	February 28, 2023	November 30, 2022
Bank Midwest loan payable in monthly installments of $19,648 including interest at 7.00%, due October 1, 2037	2,145,225	2,165,554
Bank Midwest loan payable in monthly installments of $2,972 including interest at 7.0%, due May 15, 2027	344,331	344,932
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 18, 2022, due June 18, 2050	162,862	163,793
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 18, 2022, due June 18, 2050	163,045	163,728
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 24, 2022, due June 24, 2050	158,903	163,912
Total term debt	$2,974,366	$3,001,919
Less current portion of term debt	100,140	97,678
Term debt, excluding current portion	$2,874,226	$2,904,241

A summary of the minimum maturities of term debt follows for the years ending November 30:

Year	Amount
2023	$74,476
2024	103,804
2025	111,745
2026	119,740
2027	447,557
2028 and thereafter	2,117,044
$2,974,366

11)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.

12)	Related Party Transactions

During the three months ended February 28, 2023 and February 28, 2022, the Company did not recognize any revenues from transactions with a related party, and no amounts in accounts receivable balances were due from a related party. From time to time, the Company purchases various supplies from related parties, which are companies previously owned by the late J. Ward McConnell, Jr., the former Vice Chairman of the Company’s Board of Directors and currently owned by his son, Marc McConnell, the Chairman of the Company’s Board of Directors, who also serves as President of these companies. J. Ward McConnell, Jr. as a shareholder owning more than 20% of the Company’s outstanding stock, was required to guarantee a portion of the Company’s term debt in accordance with the USDA guarantee on the Company’s term loan. J. Ward McConnell Jr.’s estate, the J. Ward McConnell, Jr. Living Trust, is paid a monthly fee for the guarantee. In the three months ended February 28, 2023, the Company recognized $4,170 of expense for transactions with related parties, compared to $9,349 for the three months ended February 28, 2022. As of February 28, 2023, accrued expenses contained a balance of $1,385 owed to a related party compared to $1,299 on February 28, 2022.

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

The components of operating leases on the Condensed Consolidated Balance Sheets on February 28, 2023 and November 30, 2022 were as follows:

	February 28, 2023	November 30, 2022
Operating lease right-of-use assets (other assets)	$31,612	34,931

Current portion of operating lease liabilities (accrued expenses)	$10,190	10,915
Long-term portion of operating lease liabilities	21,422	24,016
Total operating lease liabilities	$31,612	34,931

The Company recorded $5,192 of operating lease costs in the three months ended February 28, 2023, which included variable costs tied to usage, compared to $4,843 for the three months ended February 28, 2022. The Company’s operating leases carry a weighted average lease term of 37 months and have a weighted average discount rate of 4.82%

Future maturities of operating lease liabilities are as follows:

Year Ending November 30,
2023	8,616
2024	11,162
2025	9,532
2026	4,765
Total lease payments	34,075
Less imputed interest	(2,463)
Total operating lease liabilities	31,612

The components of finance leases on the Consolidated Balance Sheets on February 28, 2023 and November 30, 2022 were as follows:

	February 28, 2023	November 30, 2022
Finance lease right-of-use assets (net of amortization in other assets)	$503,080	$540,052
	$503,080	$540,052

Current portion of finance lease liabilities (accrued expenses)	$172,619	$170,835
Long-term portion of finance lease liabilities	558,293	602,131
Total finance lease liabilities	$730,912	$772,966

Future maturities of finance lease liabilities as of February 28, 2023 are as follows:

Year Ending November 30,
2023	$149,877
2024	211,219
2025	157,393
2026	155,809
2027	122,823
Total lease payments	797,121
Less imputed interest	(66,209)
Total finance lease liabilities	$730,912

The weighted average lease term of the Company’s finance leases is 48 months while the weighted average rate of finance leases is 4.18%. The Company incurred $36,971 of amortization expense from ROU assets related to finance leases in the first three months ending February 28, 2023 compared to $16,142 for the same period in 2022.

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

Shares issued under the 2020 Plan for the three months ended February 28, 2023 and 2022 are as follows:

	For the Three Months Ended
	February 28, 2023	February 28, 2022
Shares issued to directors (immediate vesting)	5,000	5,000
Shares issued to directors, employees, and consultants (three-year vesting)	82,250	94,500
Unvested shares forfeit upon termination	-	(8,333)
Total shares issued	87,250	91,167

15)	Common Stock Purchase Agreement

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

The Company evaluated the embedded options and believed they should not be bifurcated from the agreement and accounted for separately as it is indexed to the Company’s stock and would qualify for equity treatment on the balance sheet.

The Company incurred approximately $203,000 of expense related to equity issuance in the twelve months ended November 30, 2022 in the form of 40,000 commitment shares valued at approximately $160,000, attorney fees for the negotiation and execution of the Purchase Agreement and the preparation and filing of the registration statement. These equity issuance costs reduced proceeds received under the common stock purchase agreement in additional paid in capital in the 2022 fiscal year.

Below is a summary of shares purchased by Alumni Capital under this agreement as of the filing date of this report:

Date	Shares	Share price net of discount	Proceeds
7/25/2022	50,000	$2.07	$103,305
8/03/2022	50,000	$1.98	$98,940
8/15/2022	50,000	$2.00	$99,910
8/23/2022	65,000	$1.99	$129,253
9/23/2022	65,000	$1.76	$114,120
Total	280,000		$545,528

The Company has $2,454,472 of funding under the common stock purchase agreement that can be utilized as of February 28, 2023, subject to the limitations and conditions summarized above.

16)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. On February 28, 2023 and November 30, 2022, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, finance lease liabilities and other current and long-term liabilities. The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of these instruments. The fair value of the finance lease liabilities also approximate recorded value as that is based on discounting future cash flows at rates implicit in the lease. The rates implicit in the lease do not materially differ from current market rates. The fair value of the Company’s term loans payable also approximates recorded value because the interest rates charged under the loan terms are not substantially different from current interest rates.

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

Approximate financial information with respect to the reportable segments is as follows.

	Three Months Ended February 28, 2023
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$5,445,000	$1,642,000	$808,000	$7,895,000
Income (loss) from operations	$502,000	$42,000	$5,000	$549,000
Income (loss) before tax	$407,000	$36,000	$(10,000)	$433,000
Total Assets	$19,761,000	$3,291,000	$2,553,000	$25,605,000
Capital expenditures	$252,000	$44,000	$18,000	$314,000
Depreciation & Amortization	$125,000	$77,000	$37,000	$239,000

	Three Months Ended February 28, 2022
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$4,161,000	$868,000	$584,000	$5,613,000
Income (loss) from operations	$(129,000)	$(223,000)	$(85,000)	$(437,000)
Income (loss) before tax	$(186,000)	$(230,000)	$(99,000)	$(515,000)
Total Assets	$15,784,000	$2,695,000	$2,373,000	$20,852,000
Capital expenditures	$153,000	$14,000	$7,000	$174,000
Depreciation & Amortization	$101,000	$34,000	$33,000	$168,000

*The consolidated total in the tables is a sum of segment figures and may not tie to actual figures in the condensed consolidated financial statements due to rounding.

18)	Subsequent Events

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements other than the line of credit renewal and change in terms on the roof term loan as discussed in “Item 1 - Notes to Condensed Consolidated Financial Statements - Note 10 Loan and Credit Agreements.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “report”) and the audited consolidated financial statements and related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2022. Some of the statements in this report may be forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our expectations with respect to order backlog; (ii) our beliefs regarding the sufficiency of working capital and cash flows; (iii) our expectation that we will continue to be able to renew or obtain financing on reasonable terms when necessary as well as our continued positive relationship with our creditors and lenders; (iv) our expectations as to the impact on margins due to recent price increases and expect costs of materials, such as steel; (v) our intentions and beliefs relating to our costs, business strategies, and future performance; (vi) our beliefs about the potential impact of our rebranding and customer experience efforts; (vii) our beliefs concerning our ability to attract and maintain an adequate workforce in a competitive labor market (viii) our expected financial results, including without limitation, our expected results for the Modular and Tools segments; and (ix) our expectations concerning our primary capital and cash flow needs.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) the impact of changing credit markets on our ability to continue to obtain financing on reasonable terms; (ii) our ability to repay current debt, continue to meet debt obligations and comply with financial covenants; (iii) the effect of inflation as well as general economic conditions, including consumer and governmental spending, on the demand for our products and the cost of our supplies and materials; (iv) any further impact from COVID-19; (v) fluctuations in seasonal demand and our production cycle; (vi) the ability of our suppliers to meet our demands for raw materials and component parts; (vii) fluctuations in the price of raw materials, especially steel; (viii) our ability to predict and meet the demands of each market in which our segments operate; and (ix) other factors described from time to time in our Securities and Exchange Commission filings. We do not intend to update the forward-looking statements contained in this report other than as required by law. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of our financial statements as of February 28, 2023 remain unchanged from November 30, 2022. Disclosure of these critical accounting policies is incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2022.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for the three-month period ended February 28, 2023 were $7,895,000 compared to $5,613,000 during the same period in fiscal 2022, an increase of $2,282,000, or 40.7%. We saw increased sales across all three of our business segments for the three months ended February 28, 2023 compared to the same period of fiscal 2022. Consolidated gross margin for the three-month period ended February 28, 2023 was 29.8% compared to 21.2% for the same period in fiscal 2022.

Our first quarter fiscal 2023 sales in our Agricultural Products segment were $5,445,000 compared to $4,161,000 for the same period in fiscal 2022, an increase of $1,284,000, or 30.9%. Because of strong demand and continued manufacturing efficiency improvements, this segment was able to build on recent success and increase sales significantly. We saw increased sales in the first fiscal quarter in our portable feed, manure spreader, land maintenance, top spread and defoliator products. Our recent manufacturing improvements allowed us to improve product availability and capitalize on the recent period of heightened demand. In addition, we believe our rebranding efforts and improved customer experience is yielding positive results. Gross margin for the three-month period ended February 28, 2023 was 34.2% compared to 25.9% for the same period in fiscal 2022. Our margins improved in the first fiscal quarter of 2023 as the price of steel has dropped from its peak in fiscal 2022 and also from price increases we have initiated to stay ahead of rising overhead costs. We have started to see the price of steel rise again in fiscal 2023 and expect overhead and component prices to continue to increase.

Our first quarter fiscal 2023 sales in our Modular Buildings segment were $1,642,000 compared to $868,000 for the same period in fiscal 2022, an increase of $774,000, or 89.2%. This segment had a light first quarter of fiscal 2022 as the approval process for some large research projects was longer than originally expected. The first quarter of fiscal 2023 was met with a steady stream of project work in both the agriculture and research sectors and led to the increase in sales. Our fiscal 2022 revenue was dominated by agricultural buildings, while our fiscal 2023 backlog consists of more research buildings which typically carry better margins. Gross margin for the three-month period ended February 28, 2023 was 19.7% compared to 4.8% for the same period in fiscal 2022. The increase in gross margin is due to increased coverage on fixed manufacturing costs from the large revenue increase.

Our Tools segment had sales of $808,000 during the first quarter compared to $584,000 for the same period in fiscal 2022, an increase of $224,000, or 38.4%. The sales increase for the first quarter of fiscal 2023 was due to a more stable workforce than we had seen over the past fiscal year coupled with automation equipment we put in place. This segment’s demand remains steady, and we expect price increases we put into place last year to help with sales increases and improved margins. Gross margin was 20.1% for the three-month period ended February 28, 2023 compared to 12.5% for the same period in fiscal 2022. The increased margin is due to price increases enacted near the end of fiscal 2022 and additional volume to absorb fixed overhead costs.

Expenses

Our first quarter consolidated selling expenses were $594,000 compared to $487,000 for the same period in fiscal 2022. The increase in selling expenses is due to increased commission expense in our Agricultural Products and Modular Buildings segments. Selling expenses as a percentage of sales were 7.5% for the three-month period ended February 28, 2023 compared to 8.7% for the same period in fiscal 2022.

Consolidated engineering expenses were $128,000 for the three-month period ended February 28, 2023 compared to $134,000 from the same period in fiscal 2022. Engineering expenses as a percentage of sales were 1.6% for the three-month period ended February 28, 2023 compared to 2.4% for the same period in fiscal 2022.

Consolidated administrative expenses for the three-month period ended February 28, 2023 were $1,078,000 compared to $1,008,000 for the same period in fiscal 2022. The increase in administrative expenses for the first quarter of fiscal 2023 is due to the rising wages to help battle inflation for our employees. Administrative expenses as a percentage of sales were 13.7% for the three-month period ended February 28, 2023 compared to 18.0% for the same period in fiscal 2022.

Net Income (loss)

Consolidated net income was $342,000 for the three-month period ended February 28, 2023 compared to net loss of $(406,000) for the same period in fiscal 2022. We reported net income in two of our three segments for the first fiscal quarter of 2023 but also reported operating income in all three. Despite the first quarter of our fiscal years being our slowest quarter historically for our Agricultural Products segment, we met our customer inventory demands and finished with a strong first quarter of fiscal 2023. In the Modular Buildings segment, we started to ramp up production of research buildings at the end of Q1 of fiscal 2023 and expect fiscal 2023 to be stronger than 2022 with respect to the segment. In the Tools segment, we wrote-off approximately $18,000 of inventory items that ultimately drove a net loss for the first quarter of fiscal 2023. Our Tools segment had steady revenue and production through the first quarter of fiscal 2023, which we believe will continue based on current backlog.

Order Backlog

The consolidated order backlog net of discounts as of April 5, 2023 was $13,042,000 compared to $11,210,000 as of April 5, 2022, a 16% increase. The Agricultural Products segment order backlog was $8,370,000 as of April 5, 2023 compared to $9,057,000 in fiscal 2022. The backlog for the Modular Buildings segment was $4,203,000 as of April 5, 2023, compared to $1,449,000 in fiscal 2022. The large backlog increase is due to a large research project that came under contract in the first quarter of fiscal 2023 that we believe will drive strong revenue numbers this fiscal year. The backlog for the Tools segment was $469,000 as of April 5, 2023 compared to $704,000 in fiscal 2022. Our Tools backlog has decreased in fiscal 2023 as our workforce has stabilized allowing us to produce more and reduce our past due backlog. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our primary source of funds for the three months ended February 28, 2023 was cash generated by our operating activities. We collected approximately $2.5 million in customer deposits on our early order program for fiscal 2023 which we then used to fund a million dollar increase in our inventory. The early order deposit program helps us better plan our production schedule to maximize plant efficiency and helps us lock in material pricing for the year. The large influx of deposits helped to lower our line of credit balance and overall, we retired approximately a million dollars of debt in the first quarter of fiscal 2023. We also saw a large increase in our receivables due to increased sales and large billings in our Modular Buildings segment in February 2023, which we expect to provide a source of cash. We expect our primary capital needs for the remainder of fiscal 2023 to relate to operating costs for the fulfillment of customer deposits, capital expenditures to continue improving operations and the retirement of debt.

We have a $5,000,000 revolving line of credit with Bank Midwest that, as of February 28, 2023, had an outstanding principal balance of $3,055,559. This line of credit was renewed on March 30, 2023 and is scheduled to mature on March 30, 2024.

The Company also has up to $2,454,472 available funds that can potentially be utilized by June 30, 2023 under a Common Stock Purchase Agreement with Alumni Capital LP, subject to certain limitations, conditions and market conditions.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The persons serving as our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period subject to this report. Based on this evaluation, the persons serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of February 28, 2023. Our management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not a party to any material pending legal proceedings.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents the information with respect to purchases made by us of our common stock during the first quarter of fiscal 2023:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
December 1 to December 31, 2022	-	$-	N/A	N/A
January 1 to January 31, 2023	8,125	$2.50	N/A	N/A
February 1 to February 28, 2023	-	$-	N/A	N/A
Total	8,125	$2.50

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

Line of Credit Renewals and Change in Terms Agreement

Effective March 30, 2023, we renewed our $5,000,000 revolving line of credit with Bank Midwest. The revolving line of credit matures on March 30, 2024 and requires monthly interest-only payments. The updated Promissory Note with Bank Midwest is included as Exhibit 10.1 hereto and is incorporated herein.

Effective March 30, 2023, we agreed to a change in terms on our $350,000 roof term loan with Bank Midwest. The interest rate changed to a fixed 7.0% from a floating rate of 2.0% plus the Wall Street Journal rate. The updated Promissory Note with Bank Midwest is included as Exhibit 10.2 hereto and is incorporated herein.

Item 6.	Exhibits.

Exhibit No.	Description
3.1	Conformed Certificate of Incorporation of Art’s-Way Manufacturing Co., Inc. – incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020.
3.2	Conformed Bylaws of Art’s-Way Manufacturing Co., Inc.– incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020.
4.1

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 – incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2019.

31.1	Certificate of Chief Executive Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certificate of Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
101

The following materials from this report, formatted in iXBRL (Inline Extensible Business Reporting Language) are filed herewith: (i) condensed consolidated balance sheets, (ii) condensed consolidated statement of operations, (iii) condensed consolidated statements of cash flows, and (iv) the notes to the condensed consolidated financial statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date: April 13, 2023	By: /s/ David A. King
David A. King
President and Chief Executive Officer

Date: April 13, 2023	By: /s/ Michael W. Woods
Michael W. Woods
Chief Financial Officer