Form 10-Q
period 2023-05-31
ARTS WAY MANUFACTURING CO INC
filed 2023-07-13
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2023

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 000-05131

ART’S-WAY MANUFACTURING CO., INC..

(Exact name of registrant as specified in its charter)

Delaware	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐ Non-accelerated filer ☒	Accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of common shares outstanding as of July 12, 2023: 5,018,573

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	May 31, 2023	November 30, 2022
Assets
Current assets:
Cash	$2,298	$5,055
Accounts receivable-customers, net of allowance for doubtful accounts of $36,684 and $34,699 in 2023 and 2022, respectively	3,936,349	2,722,298
Inventories, net	11,382,211	10,611,552
Cost and profit in excess of billings	322,339	450,906
Other current assets	220,380	343,618
Total current assets	15,863,577	14,133,429
Property, plant, and equipment, net	6,293,148	6,178,917
Assets held for lease, net	209,172	400,325
Deferred income taxes, net	2,438,182	2,605,395
Other assets	666,258	630,248
Total assets	$25,470,337	$23,948,314
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,257,058	$2,630,966
Customer deposits	561,820	828,565
Billings in excess of cost and profit	782,733	328,041
Income taxes payable	5,000	3,500
Accrued expenses	1,234,662	1,283,204
Line of credit	4,704,059	3,924,500
Current portion of finance lease liabilities	236,385	170,835
Current portion of long-term debt	106,305	97,678
Total current liabilities	9,888,022	9,267,289
Long-term liabilities
Long-term portion of operating lease liabilities	18,796	24,016
Long-term portion of finance lease liabilities	844,279	602,131
Long-term debt, excluding current portion	2,846,086	2,904,241
Total liabilities	13,597,183	12,797,677
Commitments and Contingencies (Notes 8, 9, 10 and 13)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares on May 31, 2023 and November 30, 2022; issued and outstanding 0 shares on May 31, 2023 and November 30, 2022.
Common stock – $0.01 par value. Authorized 9,500,000 shares on May 31, 2023 and November 30, 2022; issued 5,110,921 on May 31, 2023 and 5,013,671 on November 30, 2022	51,109	50,137
Additional paid-in capital	4,683,838	4,547,172
Retained earnings	7,403,158	6,754,284
Treasury stock, at cost (92,348 shares on May 31, 2023 and 64,574 on November 30, 2022)	(264,951)	(200,956)
Total stockholders’ equity	11,873,154	11,150,637
Total liabilities and stockholders’ equity	$25,470,337	$23,948,314

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Sales	$9,007,874	$7,275,353	$16,902,659	$12,888,420
Cost of goods sold	6,662,313	5,082,195	12,222,882	9,503,119
Gross profit	2,330,654	2,193,158	4,679,777	3,385,301
Expenses
Engineering	140,497	143,943	268,793	278,014
Selling	576,836	630,772	1,171,101	1,117,928
General and administrative	1,194,711	1,097,350	2,272,686	2,105,143
Total expenses	1,912,044	1,872,065	3,712,580	3,501,085
Income (Loss) from operations	418,610	321,093	967,196	(115,784)
Other income (expense):
Interest expense	(163,021)	(97,392)	(290,527)	(174,096)
Other	132,513	(1,454)	144,905	(3,005)
Total other income (expense)	(30,428)	(98,846)	(145,622)	(177,101)
Income (Loss) before income taxes	388,183	222,247	821,574	(292,885)
Income tax expense (benefit)	81,518	46,894	172,700	(61,749)
Net Income (Loss)	306,664	175,353	648,874	(231,136)

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Stockholders' Equity
Six Months Ended May 31, 2023 and May 31, 2022
(Unaudited)

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2021	4,583,504	$45,835	$3,760,649	$6,656,487	44,532	$(108,524)	$10,354,447
Stock based compensation	101,167	1,012	156,453	-	20,042	(92,432)	65,033
Common stock purchase agreement	20,000	200	117,000				117,200
Net (loss)	-	-	-	(231,136)	-	-	(231,136)
Balance, May 31, 2022	4,704,671	47,047	4,034,102	6,425,351	64,574	(200,956)	10,305,544

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2022	5,013,671	$50,137	$4,547,172	$6,754,284	64,574	$(200,956)	$11,150,637
Stock based compensation	97,250	972	136,666	-	27,774	(63,995)	73,643
Net income	-	-	-	648,874	-	-	648,874
Balance, May 31, 2023	5,110,921	51,109	4,683,838	7,403,158	92,348	(264,951)	11,873,154

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	May 31, 2023	May 31, 2022
Cash flows from operations:
Net income (loss)	$648,874	$(231,136)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	137,638	157,465
Decrease in obsolete inventory reserves	(25,899)	(197,613)
(Gain)/loss on disposal of property, plant, and equipment	(97,616)	3,971
Depreciation and amortization expense	488,806	350,435
Accrued interest on deferred debt payments	-	8,520
Increase (decrease) in allowance for doubtful accounts	1,986	(3,127)
Deferred income taxes	167,213	(63,744)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,216,037)	185,551
Inventories	(744,760)	(1,479,479)
Other assets	120,158	(619,103)
Increase (decrease) in:
Accounts payable	(373,908)	787,195
Contracts in progress, net	583,259	(541,716)
Customer deposits	(266,745)	1,541,000
Income taxes payable	1,500	(500)
Accrued expenses	(47,941)	(178,916)
Net cash used in operating activities	(623,472)	(281,197)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(639,833)	(509,097)
Net proceeds from sale of assets	286,815	9,300
Net cash used in investing activities	(353,018)	(499,797)
Cash flows from financing activities:
Net change in line of credit	779,559	628,695
Proceeds from finance lease obligations	397,536	350,000
Principal payments on finance lease obligations	(89,839)	(38,317)
Repayment of term debt	(49,528)	(47,289)
Cost of equity issuance	-	(17,346)
Repurchases of common stock	(63,995)	(92,432)
Net cash provided by financing activities	973,733	783,311
Net increase (decrease) in cash	(2,757)	2,317
Cash at beginning of period	5,055	2,658
Cash at end of period	$2,298	$4,975

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$268,997	$155,385
Income taxes	2,841	800

Supplemental disclosures of non-cash operating activities:
Right-of-use (ROU) assets acquired (included in other assets)	$117,302	$389,300
Common stock purchase agreement shares issued (included in other assets)	-	117,200
Amortization of operating lease ROU assets (included in other assets)	5,820	6,349

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

On June 7, 2023, the Company announced it will discontinue its Tools business segment. Runoff operations will be ongoing through July 14, 2023, whereafter, a limited number of staff members will be employed to assist in the liquidation process. The Tools segment is included as continuing operations in our financial statements as of and for the periods ending May 31, 2023 as remaining orders and ancillary operations are being fulfilled. This segment will be considered a discontinued operation when the plant and office facilities are closed, or it meets the criteria as held for sale.

2)	Summary of Significant Accounting Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2022. The results of operations for the three and six months ended May 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2023.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three and six months ended May 31, 2023. Actual results could differ from those estimates.

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

	Three Months Ended May 31, 2023
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$5,491,000	$-	$-	$5,491,000
Farm equipment service parts	779,000	-	-	779,000
Steel cutting tools and inserts	-	-	776,000	776,000
Modular buildings	-	1,802,000	-	1,802,000
Modular building lease income	-	32,000	-	32,000
Other	98,000	22,000	8,000	128,000
	$6,368,000	$1,856,000	$784,000	$9,008,000

	Three Months Ended May 31, 2022
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$4,530,000	$-	$-	$4,530,000
Farm equipment service parts	676,000	-	-	676,000
Steel cutting tools and inserts	-	-	738,000	738,000
Modular buildings	-	1,157,000	-	1,157,000
Modular building lease income	-	-	-	-
Other	110,000	52,000	12,000	174,000
	$5,316,000	$1,209,000	$750,000	$7,275,000

	Six Months Ended May 31, 2023
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$10,223,000	$-	$-	$10,223,000
Farm equipment service parts	1,409,000	-	-	1,409,000
Steel cutting tools and inserts	-	-	1,574,000	1,574,000
Modular buildings	-	3,402,000	-	3,402,000
Modular building lease income	-	64,000	-	64,000
Other	181,000	32,000	18,000	231,000
	$11,813,000	$3,498,000	$1,592,000	$16,903,000

	Six Months Ended May 31, 2022
	Agricultural	Modular Buildings	Tools	Total
Farm equipment	$8,045,000	$-	$-	$8,045,000
Farm equipment service parts	1,234,000	-	-	1,234,000
Steel cutting tools and inserts	-	-	1,312,000	1,312,000
Modular buildings	-	2,009,000	-	2,009,000
Modular building lease income	-	-	-	-
Other	198,000	68,000	22,000	288,000
	$9,477,000	$2,077,000	$1,334,000	$12,888,000

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

On May 31, 2023, the Company had approximately $773,000 in receivables on the floorplan program with a due date greater than 30 days compared to $725,000 on May 31, 2022.

4)	Contract Receivables, Contract Assets and Contract Liabilities

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers included on the Condensed Consolidated Balance Sheets.

	May 31, 2023	November 30, 2022
Receivables	$3,936,000	$2,722,000
Assets	322,000	451,000
Liabilities	1,345,000	1,157,000

The amount of revenue recognized in the first six months of fiscal 2023 that was included in a contract liability on November 30, 2022 was approximately $1,145,000 compared to $559,000 in the same period of fiscal 2022. The beginning contract receivables, assets and liabilities on December 1, 2021 were approximately $2,663,000; $177,000 and $559,000, respectively.

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

Basic and diluted net income (loss) per share have been computed based on the following as of May 31, 2023 and May 31, 2022:

	For the Three Months Ended
	May 31, 2023	May 31, 2022
Numerator for basic and diluted net income per share:

Net income	$306,664	$175,353

Denominator:
For basic net income per share - weighted average common shares outstanding	5,014,050	4,629,331
Effect of dilutive stock options	-	-
For diluted net income per share - weighted average common shares outstanding	5,014,050	4,629,331

Net Income per share - Basic:
Net Income per share	$0.06	$0.04

Net Income per share - Diluted:
Net Income per share	$0.06	$0.04

	For the Six Months Ended
	May 31, 2023	May 31, 2022
Numerator for basic and diluted net income (loss) per share:

Net income (loss)	$648,874	$(231,136)

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	4,995,708	4,599,743
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	4,995,708	4,599,743

Net Income (Loss) per share - Basic:
Net Income (Loss) per share	$0.13	$(0.05)

Net Income (Loss) per share - Diluted:
Net Income (Loss) per share	$0.13	$(0.05)

6)	Inventory

Major classes of inventory are:

	May 31, 2023	November 30, 2022
Raw materials	$9,387,172	$8,700,719
Work in process	343,206	624,781
Finished goods	3,328,295	3,029,099
Total Gross Inventory	$13,058,673	$12,354,599
Less: Reserves	(1,676,462)	(1,743,047)
Net Inventory	$11,382,211	$10,611,552

7)	Accrued Expenses

Major components of accrued expenses are:

	May 31, 2023	November 30, 2022
Salaries, wages, and commissions	$691,905	$755,708
Accrued warranty expense	253,444	193,301
Other	289,313	334,195
	$1,234,662	$1,283,204

8)	Assets Held for Lease

Major components of assets held for lease are:

	May 31, 2023	November 30, 2022
Modular Buildings	$209,172	$400,325
Total assets held for lease	$209,172	$400,325

There were approximately $32,000 and $64,000 rents recognized from assets held for lease included in sales on the Condensed Consolidated Statements of Operations during the three and six months ended May 31, 2023, respectively, compared to zero for the same periods ending May 31, 2022.

The Company has $37,606 of future minimum lease receipts expected to be recognized in fiscal 2023 from assets held for lease as of May 31, 2023.

The Company recognized a gain of $114,156 on the sale of an asset held for lease in the three and six months ended May 31, 2023 compared to zero for the same periods ending May 31, 2022.

9)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. Product warranty is included in the price of the product and provides assurance that the product will function in accordance with agreed-upon specifications. It does not represent a separate performance obligation under ASC 606. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 7 “Accrued Expenses.” Changes in the Company’s product warranty liability for the three and six months ended May 31, 2023 and May 31, 2022 are as follows:

	Three Months Ended
	May 31, 2023	May 31, 2022
Balance, beginning	$194,464	$115,062
Provision charged to expense	115,739	73,088
Less amounts charged-off	(56,759)	(98,601)
Balance, ending	$253,444	$89,549

	Six Months Ended
	May 31, 2023	May 31, 2022
Balance, beginning	$193,301	$202,850
Provision charged to expense	231,335	94,712
Less amounts charged-off	(171,192)	(208,013)
Balance, ending	$253,444	$89,549

10)	Loan and Credit Agreements

Bank Midwest Revolving Lines of Credit and Term Loans

The Company maintains a $5,000,000 revolving line of credit (the “Line of Credit”) with Bank Midwest. On May 31, 2023, the balance of the Line of Credit was $4,704,059 with $295,941 remaining available, as may be limited by the borrowing base calculation. The Line of Credit borrowing base is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of net inventory, less any outstanding loan balance on the Line of Credit. On May 31, 2023, the Line of Credit was not limited by the borrowing base calculation. Any unpaid principal amount borrowed on the Line of Credit accrues interest at a floating rate per annum equal to 1.25% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 9.50% per annum. The Line of Credit matures on March 30, 2024 and requires monthly interest-only payments. The Line of Credit is governed by the terms of a Promissory Note, dated March 28, 2023, entered into between the Company and Bank Midwest.

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

The Company also entered into the Roof Term Loan of $350,000 with Bank Midwest on May 17, 2022. The Roof Term Loan’s proceeds were used to fix sections of the Armstrong facility’s roof. The Roof Term Loan requires 59 regular payments of $2,972 and an estimated balloon payment of $289,797 on the maturity date of May 15, 2027. Any unpaid principal amount borrowed on the Roof Term Loan accrues interest at a rate of 7.0% per annum. The Roof Term Loan is governed by the terms of a Promissory Note, dated May 17, 2022, entered into between the Company and Bank Midwest and by a Change of Terms Agreement dated March 30, 2023 which fixed the interest rate terms of the original Promissory Note.

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

SBA Economic Injury Disaster Loans

In June of 2020, the Company executed the standard loan documents required for securing loans offered by the U.S. Small Business Administration under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Two loans were executed on June 18, 2020 with principal amounts of $150,000 each, with a third loan being executed on June 24, 2020 with a principal amount of $150,000. Proceeds from these EIDLs are being used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue from the date of inception. Installment payments, including principal and interest, were due monthly beginning December 18, 2022 (thirty months from the date of the EIDLs) and December 24, 2022 in the amount of $731 per EIDL. On March 11, 2021, the American Rescue Plan Act of 2021 was enacted, which extended the first due date for repayment of EIDLs made in 2020 from 12 months to 30 months from the date of the note. The balance of principal and interest is payable 30 years from the date of the EIDL. The EIDLs are secured by a security interest on all of the Company’s assets subordinate to Bank Midwest’s security interest. Each EIDL is governed by the terms of a separate Promissory Note, dated either June 18, 2020 or June 24, 2020, as applicable, entered into by the Company or the applicable subsidiary.

On June 7, 2023 the Company announced it will perform runoff operations of the Tools business and proceed with an orderly liquidation of the Tools segment assets. The Company will be required to pay the balance of the EIDL loan associated with the Tools segment upon liquidation and dissolution of the business. The principal balance of this loan was $162,388 at May 31, 2023. The Company will also be required to pay off the balance of the Bank Midwest Roof Loan in the event the real estate is sold for the Tools segment. The principal balance of this loan at May 31, 2023 is $342,132.

A summary of the Company’s term debt is as follows:

	May 31, 2023	November 30, 2022
Bank Midwest loan payable in monthly installments of $19,648 including interest at 7.00%, due October 1, 2037	$2,123,271	$2,165,554
Bank Midwest loan payable in monthly installments of $2,972 including interest at 7.00%, due May 15, 2027	342,132	344,932
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 18, 2022, due June 18, 2050	162,388	163,793
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 18, 2022, due June 18, 2050	162,373	163,728
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 24, 2022, due June 24, 2050	162,227	163,912
Total term debt	$2,952,391	$3,001,919
Less current portion of term debt	106,305	97,678
Term debt, excluding current portion	$2,846,086	$2,904,241

A summary of the minimum maturities of term debt follows for the years ending November 30:

Year	Amount
2023	$60,485
2024	111,753
2025	120,190
2026	128,691
2027	420,029
2028 and thereafter	2,111,243
$2,952,391

11)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.

The Company has net operating losses and tax credits that are expected to offset 100% of its 2023 fiscal year tax liability and does not expect to have significant cash tax cost in the near future.

12)	Related Party Transactions

During the three and six months ended May 31, 2023, and May 31, 2022, the Company did not recognize any revenues from transactions with a related party, and no amounts in accounts receivable balances were due from a related party. From time to time, the Company purchases various supplies from related parties, which are companies in which Marc McConnell, the Chairman of the Company’s Board of Directors, has an ownership interest and also serves as President. J. Ward McConnell Jr.’s estate, the J. Ward McConnell, Jr. Living Trust, is paid a monthly fee to guarantee a portion of the Company’s term debt in accordance with the USDA guarantee obtained on the Company’s term debt. In the three and six months ended May 31, 2023, the Company recognized $3,893 and $8,063 of expense for transactions with related parties, respectively, compared to $6,203 and $15,552 for the three and six months ended May 31, 2022. As of May 31, 2023, accrued expenses contained a balance of $1,326 owed to a related party compared to $1,423 on May 31, 2022.

13)	Leases

The components of operating leases on the Condensed Consolidated Balance Sheets on May 31, 2023 and November 30, 2022 were as follows:

	May 31, 2023	November 30, 2022
Operating lease right-of-use assets (in other assets)	$29,111	34,931

Current portion of operating lease liabilities (in accrued expenses)	$10,315	10,915
Long-term portion of operating lease liabilities	18,796	24,016
Total operating lease liabilities	$29,111	34,931

The components of finance leases on the Condensed Consolidated Balance Sheets on May 31, 2023 and November 30, 2022 were as follows:

	May 31, 2023	November 30, 2022
Finance lease right-of-use assets (net of amortization in other assets)	$581,456	$540,052

Current portion of finance lease liabilities	$236,385	$170,835
Long-term portion of finance lease liabilities	844,279	602,131
Total finance lease liabilities	$1,080,664	$772,966

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

Shares issued under the 2020 Plan for the three months ended May 31, 2023 and 2022 are as follows:

	For the Three Months Ended
	May 31, 2023	May 31, 2022
Shares issued to directors (immediate vesting)	10,000	10,000
Shares issued to directors, employees, and consultants (three year vesting)	-	-
Total shares issued	10,000	10,000

	For the Six Months Ended
	May 31, 2023	May 31, 2022
Shares issued to directors (immediate vesting)	15,000	15,000
Shares issued to directors, employees, and consultants (three year vesting)	82,250	94,500
Unvested shares forfeit upon termination	-	(8,333)
Total shares issued	97,250	101,167

15)	Common Stock Purchase Agreement

On March 29, 2022, Art’s-Way Manufacturing Co., Inc. (the “Company”) entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Alumni Capital LP, a Delaware limited partnership (“Alumni Capital”), pursuant to which the Company agreed to sell, and Alumni Capital agreed to purchase, upon request of the Company in one or more transactions, a number of shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) providing aggregate gross proceeds to the Company of up to $3,000,000 (the “Maximum”). The Purchase Agreement expired on June 30, 2023.

In exchange for Alumni Capital entering into the Purchase Agreement, the Company issued 20,000 shares of Common Stock to Alumni Capital upon execution of the Purchase Agreement (the “Initial Commitment Shares”) and issued another 20,000 shares in connection with the first closing under the Purchase Agreement (with the Initial Commitment Shares, the “Commitment Shares”). The Company shares, including the Commitment Shares, were offered and sold under the Purchase Agreement in reliance upon an exemption from the registration requirements of the Securities Act afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder.

As required by the Purchase Agreement, the Company filed a registration statement on Form S-3 (the “Registration Statement”) April 27, 2022 which was declared effective on August 9, 2022 by the SEC.

The Company evaluated the embedded options and believed they should not be bifurcated from the agreement and accounted for separately as it is indexed to the Company’s stock and would qualify for equity treatment on the balance sheet.

The Company incurred approximately $134,000 of expense related to equity issuance in the six months ended May 31, 2022 in the form of 20,000 commitment shares valued at approximately $117,000, attorney fees for the negotiation and execution of the Purchase Agreement and the preparation and filing of the registration statement. These equity issuance costs are included in prepaid assets at May 31, 2022 and reduced proceeds received under the common stock purchase agreement in fiscal 2022.

Below is a summary of shares purchased by Alumni Capital under the Purchase Agreement:

Date	Shares	Share price net of discount	Proceeds
7/25/2022	50,000	$2.07	$103,305
8/03/2022	50,000	$1.98	$98,940
8/15/2022	50,000	$2.00	$99,910
8/23/2022	65,000	$1.99	$129,253
9/23/2022	65,000	$1.76	$114,120
Total	280,000		$545,528

16)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. On May 31, 2023 and November 30, 2022, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, finance lease liabilities and other current and long-term liabilities. The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of these instruments. The fair value of the finance lease liabilities also approximate recorded value as that is based on discounting future cash flows at rates implicit in the lease. The rates implicit in the lease do not materially differ from current market rates. The fair value of the Company’s term loans payable also approximates recorded value because the interest rates charged under the loan terms are not substantially different from current interest rates.

17)	Segment Information

As of May 31, 2023, the Company has three reportable segments: Agricultural Products, Modular Buildings and Tools. The Agricultural Products segment manufactures and sells farm equipment and related replacement parts under the Art’s-Way Manufacturing label. The Modular Buildings segment manufactures and installs modular buildings for various uses, commonly animal containment and research laboratories. The Tools segment manufactures steel cutting tools and inserts. On June 7, 2023, the Company announced it will discontinue its Tools segment as described in “Item 1 - Notes to Condensed Consolidated Financial Statements - Note 1 Description of the Company.”

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Management evaluates the performance of each segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses.

Approximate financial information with respect to the reportable segments is as follows.

	Three Months Ended May 31, 2023
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$6,368,000	$1,856,000	$784,000	$9,008,000
Income (loss) from operations	316,000	117,000	(14,000)	$419,000
Income (loss) before tax	197,000	220,000	(29,000)	$388,000
Total Assets	19,776,000	3,399,000	2,295,000	$25,470,000
Capital expenditures	249,000	78,000	-	$327,000
Depreciation & Amortization	125,000	81,000	44,000	$250,000

	Three Months Ended May 31, 2022
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$5,316,000	$1,209,000	$750,000	$7,275,000
Income (loss) from operations	447,000	(86,000)	(40,000)	$321,000
Income (loss) before tax	366,000	(93,000)	(51,000)	$222,000
Total Assets	18,389,000	2,998,000	2,520,000	$23,907,000
Capital expenditures	321,000	10,000	4,000	$335,000
Depreciation & Amortization	117,000	33,000	32,000	$182,000

	Six Months Ended May 31, 2023
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$11,813,000	$3,498,000	$1,592,000	$16,903,000
Income (loss) from operations	$818,000	$159,000	$(9,000)	$967,000
Income (loss) before tax	$604,000	$257,000	$(39,000)	$822,000
Total Assets	$19,776,000	$3,399,000	$2,295,000	$25,470,000
Capital expenditures	$501,000	$123,000	$16,000	$640,000
Depreciation & Amortization	$250,000	$158,000	$81,000	$489,000

	Six Months Ended May 31, 2022
	Agricultural Products	Modular Buildings	Tools	Consolidated
Revenue from external customers	$9,477,000	$2,077,000	$1,334,000	$12,888,000
Income (loss) from operations	$318,000	$(308,000)	$(126,000)	$(116,000)
Income (loss) before tax	$180,000	$(323,000)	$(150,000)	$(293,000)
Total Assets	$18,389,000	$2,998,000	$2,520,000	$23,907,000
Capital expenditures	$474,000	$24,000	$11,000	$509,000
Depreciation & Amortization	$218,000	$67,000	$65,000	$350,000

*The consolidated total in the tables is a sum of segment figures and may not tie to actual figures in the condensed consolidated financial statements due to rounding.

18)	Subsequent Events

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements other than the announcement to discontinue the Tools segment in “Item 1 - Notes to Condensed Consolidated Financial Statements - Note 1 Description of the Company.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “report”) and the audited consolidated financial statements and related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2022. Some of the statements in this report may be forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our expectations with respect to order backlog; (ii) our beliefs regarding the sufficiency of working capital and cash flows; (iii) our expectation that we will continue to be able to renew or obtain financing on reasonable terms when necessary as well as our continued positive relationship with our creditors and lenders; (iv) our beliefs regarding production capabilities; (v) our intentions and beliefs relating to our costs, business strategies, and future performance; (vi) our beliefs regarding the impact and potential actions with respect to discontinuing our Tools segment, including without limitation, beliefs about customer interest in purchasing inventory or other assets, expenses to be incurred in connection with such discontinuation, potential cash generated in connection with such discontinuation activities, staffing needed and timing of runoff activities, and fulfillment of sales orders; (vii) our beliefs regarding the implementation of our accounting ERP system; (viii) our expected financial results, including without limitation, our expected results for the Modular and Tools segments; and (ix) our expectations concerning our primary capital and cash flow needs.

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

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of our financial statements as of May 31, 2023 remain unchanged from November 30, 2022. Disclosure of these critical accounting policies is incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2022.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales for the three- and six-month periods ended May 31, 2023 were $9,008,000 and $16,903,000, respectively, compared to $7,275,000 and $12,888,000 during the same respective periods in fiscal 2022, a $1,733,000, or 23.8%, increase for the three months and a $4,015,000, or 31.1%, increase for the six months. We saw increased revenue and demand in all three business segments for the three and six months ended May 31, 2023. Consolidated gross margin for the three-month period ended May 31, 2023 was 25.9% compared to 30.1% for the same period in fiscal 2022. Consolidated gross margin for the six-month period ended May 31, 2023 was 27.7% compared to 26.3% for the same period in fiscal 2022.

Our second quarter sales in our Agricultural Products segment were $6,368,000 compared to $5,316,000 during the same period of fiscal 2022, an increase of $1,052,000, or 19.8%. Our year-to-date agricultural product sales were $11,813,000 compared to $9,477,000 during the same period in fiscal 2022, an increase of $2,336,000, or 24.6%. Successful execution of our production plan in fiscal 2023 has led to strong increases in the revenue for our beet, grinders, manure spreaders and bale processing equipment year on year. While some supply chain challenges still exist, proper planning has allowed us to overcome most of these issues. We continue to see improved throughput in our production facility due to automation advances including the utilization of robotic weld cells and from the alleviation of bottleneck constraints with the addition of a high-definition plasma cutter. Our demand has remained steady for the first six months of fiscal 2023 as commodity prices continue to be strong and have not seen an indication that we will see a pullback in fiscal 2023 at this time. Gross margin for our agricultural products segment for the three-month period ended May 31, 2023 was 28.3% compared to 35.5% for the same period in fiscal 2022. Gross margin for our agricultural products segment for the six-month period ended May 31, 2023 was 31.0% compared to 31.3% for the same period in fiscal 2022. Our product mix, primarily beet harvesting equipment, is the reason our gross profit is down for the three months ending May 31, 2023 compared to the same period in fiscal 2022. Our beet harvesting equipment is sold at a lower margin than some of our product lines and was a significant portion of our revenue for the three months ended May 31, 2023. Our beet production run typically occurs in the third quarter of our fiscal year, however, we were able to move our production timeline up in fiscal 2023 to better accommodate our customers’ needs.

Our second quarter sales in our Modular Buildings segment were $1,856,000 compared to $1,209,000 for the same period in fiscal 2022, an increase of $647,000, or 53.5%. Our year-to-date sales in our Modular Buildings segment were $3,498,000 compared to $2,077,000 for the same period in fiscal 2022, an increase of $1,421,000, or 68.4%. While fiscal 2023 sales are up significantly, the first six months to fiscal 2022 were unusually slow for this business segment. Our sales team has capitalized on the strong commodity prices in the agriculture sector over the past two fiscal years. Agricultural building sales made up over 50% of gross revenues in the Modular Buildings segment in fiscal years 2023 and 2022 compared to less than 10% in fiscal 2021. Coupling the strong agricultural market with a few large research modular contracts has made for a successful first six months of fiscal 2023. Gross margin for the three- and six-month periods ended May 31, 2023 was 20.7% and 20.2%, respectively, compared to 15.8% and 11.2% for the same respective periods in fiscal 2022. Our gross margin in the three- and six-month periods of fiscal 2023 has increased due to additional markup we enacted to cover rising costs of overhead from inflationary forces. The increased sales of the Modular Buildings segment also has made it easier to absorb our fixed overhead costs.

As announced in a press release on June 7, 2023, we are discontinuing our Tools segment with the last day of normal operations on July 14, 2023. Our team is working through remaining orders that can be fulfilled without additional inventory purchases and will begin an orderly liquidation process in the weeks following production shutdown. The liquidation process will include sale of remaining inventory, auctioning off machinery and equipment and the sale of real estate. The Company estimates cash generation of approximately $950,000 from the liquidation of receivables, inventory and other assets (excluding real estate) to fund estimated liquidation costs of $200,000. These numbers assume the majority of open sales orders at June 7, 2023 are fulfilled before production ceases on July 14, 2023. Our Tools segment had sales of $784,000 and $1,592,000 during the three- and six-month periods ended May 31, 2023, respectively, compared to $750,000 and $1,334,000 for the same respective periods in fiscal 2022, a 4.5% increase and a 19.3% increase, respectively. Approximately $95,000 of the increased sales for the three months ended May 31, 2023 were related to an inventory buyback for an OEM customer. This customer is required to buy back any inventory we have on hand when we shut down, which was approximately $162,000 as of May 31, 2023.

Expenses

Our second quarter consolidated selling expenses were $577,000 compared to $631,000 for the same period in fiscal 2022. Our year-to-date selling expenses were $1,172,000 in fiscal 2023 compared to $1,118,000 for the same period in fiscal 2022. We saw a decrease in selling expenses for three months ended May 31, 2023 compared to fiscal 2022 due to less marketing staff in fiscal 2023 and from a decrease in commissions as we leveraged internal sales representatives to sell our beet equipment, which made up a large percentage of our Q2 fiscal 2023 sales. For the six months ended May 31, 2023, our selling expenses are up due to the large commissionable sales increases in our Modular Building and Agricultural Products segments. Selling expenses as a percentage of sales were 6.4% for the three and 6.9% six-month periods ended May 31, 2023, compared to 8.7% for the same respective periods in fiscal 2022.

Consolidated engineering expenses were $140,000 and $269,000 for the three- and six-month periods ended May 31, 2023, respectively, compared to $144,000 and $278,000 for the same respective periods in fiscal 2022. The decrease in engineering expenses year on year is due to decreased participation on the Company health plan in fiscal 2023. Engineering expenses as a percentage of sales were 1.6% for the three- and six-month periods ended May 31, 2023, respectively, compared to 2.0% and 2.2% for the same respective periods in fiscal 2022.

Consolidated administrative expenses for the three- and six-month periods ended May 31, 2023 were $1,195,000 and $2,273,000, respectively, compared to $1,097,000 and $2,105,000 for the same respective periods in fiscal 2022. Administrative expenses as a percentage of sales were 13.3% and 13.4% for the three- and six-month periods ended May 31, 2023, respectively, compared to 15.1% and 16.3% for the same respective periods in fiscal 2022. While administrative expenses are up period over period, they have decreased steadily as a percentage of sales. The increased overall amount of administrative expenses is due primarily to addition of staff in accounting and quality assurance and additional  expense related to the implementation of a new accounting ERP system, which is expected to go-live date in the second half of fiscal 2023.

Net income (loss)

Consolidated net income was $307,000 for the three-month period ended May 31, 2023, compared to $175,000 for the same period in fiscal 2022. Our consolidated net income for the six months ended May 31, 2023, was $649,000 compared to a net loss of $(231,000) in the same period in fiscal 2022. Our Agricultural Products and Modular Buildings segments recorded profitability for the three- and six-months ending May 31, 2023. We attribute the positive results in fiscal 2023 to strong demand for our products paired with successful production execution.

Order Backlog

The consolidated order backlog net of discounts as of July 7, 2023 was $10,359,000 compared to $10,378,000 as of July 7, 2022. The Agricultural Products segment order backlog was $6,499,000 as of July 7, 2023 compared to $8,538,000 in fiscal 2022. The decrease in our agricultural products segment is due to the ability of our production crew to finish our beet equipment run in the early summer months of fiscal 2023, which led to large revenue increases for the six months ended May 31, 2023. The backlog for the Modular Buildings segment was $3,480,000 as of July 7, 2023, compared to $1,056,000 in fiscal 2022, an increase of 229%. The Modular Buildings segment has a large research project in back log as of July 7, 2023 along with a steady mix of agriculture buildings. The backlog for the Tools segment was $380,000 as of July 7, 2023 compared to $783,000 in fiscal 2022. The decrease in the Tools segment backlog is due to our team turning down incoming sales orders after the announcement to discontinue production on July 14, 2023. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our primary source of funds for the six months ended May 31, 2023 was cash generated by financing activities. We utilized our line of credit and proceeds from a finance lease to increase our inventory levels to meet continued customer demand and combat supply chain delays. We also utilized our floor plan program to generate additional sales for the first six months of fiscal 2023 which led to a cash outflow of approximately $1.2 million from the increase of receivables. Our contracts in progress in the Modular Buildings segment generated approximately $583,000 in cash in the first six months of fiscal 2023. We expect our primary capital needs for the remainder of fiscal 2023 to relate to operating costs, purchases of equipment that improve our operations, and the retirement of debt. We expect the liquidation of our Tools segment, collection of accounts receivable and reduction of inventory levels to provide additional cash that we expect will be used for the above capital needs and debt reduction.

We have a $5,000,000 revolving line of credit with Bank Midwest that, as of May 31, 2023, had an outstanding principal balance of $4,704,059. This line of credit was renewed on March 30, 2023 and is scheduled to mature on March 30, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The persons serving as our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period subject to this report. Based on this evaluation, the persons serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of May 31, 2023. Our management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents the information with respect to purchases made by us of our common stock during the second quarter of fiscal 2023:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
March 1 to March 31, 2023	19,649	$2.22	N/A	N/A
April 1 to April 30, 2023	-	$-	N/A	N/A
May 1 to May 31, 2023	-	$-	N/A	N/A
Total	19,649	$2.22

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

10.1	Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated March 28, 2022 – filed herewith.
10.2	Change in Terms Agreement - Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated March 29, 2022 – filed herewith.
31.1	Certificate of Chief Executive Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
31.2	Certificate of Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
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

ART’S-WAY MANUFACTURING CO., INC.

Date: July 13, 2023	By: /s/ David A. King
David A. King
President and Chief Executive Officer

Date: July 13, 2023	By: /s/ Michael W. Woods
Michael W. Woods
Chief Financial Officer