Form 10-Q
period 2023-08-31
ARTS WAY MANUFACTURING CO INC
filed 2023-10-13
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2023

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 000-05131

ART’S-WAY MANUFACTURING CO., INC..

(Exact name of registrant as specified in its charter)

Delaware	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of common shares outstanding as of October 5, 2023: 5,009,574

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	August 31, 2023	November 30, 2022
Assets
Current assets:
Cash	$4,217	$5,055
Accounts receivable-customers, net of allowance for doubtful accounts of $34,707 and $34,699 on August 31, 2023 and November 30, 2022, respectively	4,456,012	2,466,790
Inventories, net	10,826,657	9,606,708
Cost and profit in excess of billings	286,128	450,906
Other current assets	347,974	333,287
Current assets of discontinued operations	389,660	1,270,683
Total current assets	16,310,648	14,133,429

Property, plant, and equipment, net	4,925,508	4,945,225
Assets held for lease, net	177,333	400,325
Deferred income taxes, net	2,460,941	2,605,395
Other assets	503,607	474,714
Other assets of discontinued operations	1,186,785	1,389,226
Total assets	$25,564,822	$23,948,314
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,878,375	$2,510,463
Customer deposits	420,337	825,413
Billings in excess of cost and profit	643,906	328,041
Income taxes payable	5,000	3,500
Accrued expenses	1,141,578	1,161,761
Line of credit	4,534,559	3,924,500
Current portion of finance lease liabilities	213,264	142,893
Current portion of long-term debt	106,603	94,808
Current liabilities of discontinued operations	260,954	275,910
Total current liabilities	10,204,576	9,267,289

Long-term portion of operating lease liabilities	15,976	22,426
Long-term portion of finance lease liabilities	691,929	475,411
Long-term debt, excluding current portion	2,658,569	2,743,383
Long-term liabilities of discontinued operations	105,030	289,168
Total liabilities	13,676,080	12,797,677
Commitments and Contingencies (Notes 8, 9, 10 and 13)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares on August 31, 2023 and November 30, 2022; issued and outstanding 0 shares on August 31, 2023 and November 30, 2022.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares on August 31, 2023 and November 30, 2022; issued 5,101,922 on August 31, 2023 and 5,013,671 on November 30, 2022	51,019	50,137
Additional paid-in capital	4,773,545	4,547,172
Retained earnings	7,329,129	6,754,284
Treasury stock, at cost (92,348 shares on August 31, 2023 and 64,574 on November 30, 2022)	(264,951)	(200,956)
Total stockholders’ equity	11,888,742	11,150,637
Total liabilities and stockholders’ equity	$25,564,822	$23,948,314

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Sales	$8,117,422	$7,476,215	$23,428,681	$19,030,526
Cost of goods sold	5,816,798	5,516,558	16,757,586	13,876,238
Gross profit	2,300,624	1,959,657	6,671,095	5,154,288
Expenses
Engineering	170,595	168,098	439,387	446,112
Selling	566,327	417,822	1,608,752	1,407,450
General and administrative	1,095,479	873,469	3,178,285	2,790,825
Total expenses	1,832,401	1,459,389	5,226,424	4,644,387
Income from operations	468,223	500,268	1,444,671	509,901
Other income (expense):
Interest expense	(160,792)	(118,204)	(419,802)	(270,518)
Other	(2,528)	3,179	141,079	2,353
Total other expense	(163,320)	(115,025)	(278,723)	(268,165)
Income from continuing operations before income taxes	304,903	385,243	1,165,948	241,736
Income tax expense	64,030	81,236	245,019	51,055
Income from continuing operations	240,873	304,007	920,929	190,681

Discontinued Operations (Note 3)
Loss from discontinued operations before income taxes	(398,611)	(83,944)	(438,081)	(233,559)
Income tax benefit	(83,708)	(17,712)	(91,997)	(49,281)
Loss on discontinued operations	(314,903)	(66,232)	(346,084)	(184,278)
Net Income (loss)	$(74,030)	$237,775	$574,845	$6,403

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Stockholders' Equity
Nine Months Ended August 31, 2023 and August 31, 2022
(Unaudited)

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2021	4,583,504	$45,835	$3,760,649	$6,656,487	44,532	$(108,524)	$10,354,447
Stock based compensation	106,167	1,062	223,229	-	20,042	(92,432)	131,859
Common stock purchase agreement	255,000	2,550	386,433				388,983
Net Income	-	-	-	6,403	-	-	6,403
Balance, August 31, 2022	4,944,671	$49,447	$4,370,311	$6,662,890	64,574	$(200,956)	$10,881,692

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2022	5,013,671	$50,137	$4,547,172	$6,754,284	64,574	$(200,956)	$11,150,637
Stock based compensation	88,251	882	226,373	-	27,774	(63,995)	163,260
Net income	-	-	-	574,845	-	-	574,845
Balance, August 31, 2023	5,101,922	$51,019	$4,773,545	$7,329,129	92,348	$(264,951)	$11,888,742

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	August 31, 2023	August 31, 2022
Cash flows from operations:
Net income from continuing operations	$920,929	$190,681
Net loss from discontinued operations	(346,084)	(184,278)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	227,255	224,291
Decrease in obsolete inventory reserves	(143,165)	(220,667)
Loss on disposal of property, plant, and equipment	21,661	3,971
Gain on disposal of assets held for lease	(114,156)	-
Depreciation and amortization expense	599,181	443,008
Accrued interest on deferred debt payments	-	8,551
Increase (decrease) in allowance for doubtful accounts	8	(3,684)
Deferred income taxes	144,454	(720)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,989,230)	(1,181,166)
Inventories	(1,076,784)	(873,359)
Other assets	(14,687)	(75,209)
Increase (decrease) in:
Accounts payable	367,912	659,520
Contracts in progress, net	480,643	4,797
Customer deposits	(405,076)	1,022,464
Income taxes payable	1,500	-
Accrued expenses	(19,633)	75,790
Net cash provided by (used in) operating activities - continuing operations	(999,188)	278,268
Net cash provided by (used in) operating activities - discontinued operations	480,541	(80,604)
Net cash provided by (used in) operating activities	(518,647)	197,664
Cash flows from investing activities:
Purchases of property, plant, and equipment	(569,445)	(1,123,422)
Net proceeds from sale of assets	286,815	9,300
Net cash used in investing activities - continuing operations	(282,630)	(1,114,122)
Net cash provided by (used in) investing activities - discontinued operations	80,595	(64,371)
Net cash used in investing activities	(202,035)	(1,178,493)
Cash flows from financing activities:
Net change in line of credit	610,059	484,470
Proceeds from finance lease obligations	397,536	-
Principal payments on finance lease obligations	(127,888)	(74,608)
Proceeds from term debt	-	350,000
Repayment of term debt	(73,019)	(74,098)
Proceeds from common stock purchase agreement	-	431,408
Cost of equity issuance	-	(42,425)
Repurchases of common stock	(63,995)	(92,432)
Net cash provided by financing activities - continuing operations	742,693	982,315
Net cash provided by financing activities - discontinued operations	(22,849)	-
Net cash provided by financing activities	719,844	982,315
Net increase (decrease) in cash	(838)	1,486
Cash at beginning of period	5,055	2,658
Cash at end of period	$4,217	$4,144

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$434,799	$277,488
Income taxes	2,841	800

Supplemental disclosures of non-cash operating activities:
Right-of-use (ROU) assets acquired (included in other assets)	$134,543	$698,153
Less: Cash proceeds received under Manufacturing 4.0 Grant applied to ROU Assets	-	(224,513)
Total (ROU) assets acquired (included in other assets)	$134,543	$473,640

Amortization of operating lease ROU assets (included in other assets)	$7,001	$8,306

Supplemental disclosures of non-cash financing activities:
Market value of commitment shares issued under purchase agreement	$-	$160,000

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

The Company has organized its business into two operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies. The Agricultural Products segment manufactures and sells farm equipment and related replacement parts under the Art’s-Way Manufacturing label and private labels. The Modular Buildings segment manufactures and installs modular buildings for animal containment and various laboratory uses.

During the third quarter of fiscal 2023, the Company ceased operations of its Tools business, which in previous periods, was reported in consolidated numbers as the Company's third operating segment. For more information on discontinued operations, see Note 3 "Discontinued Operations."

2)	Summary of Significant Accounting Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2022. The results of operations for the three and nine months ended August 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2023.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three and nine months ended August 31, 2023. Actual results could differ from those estimates.

3)	Discontinued Operations

On June 7, 2023, the Company announced that it would be discontinuing the operations of its Tools segment in order to focus its efforts and resources on the business segments that have historically been more successful and that are expected to present greater opportunities for meaningful long-term stockholder returns.  A large portion of this segment's assets were disposed of in the 3rd quarter of fiscal 2023. The primary asset of this business, the real estate, is listed for sale. The company is working to finish liquidation over the next two fiscal quarters.

The cessation of operations and liquidation of the Tools segment represents a strategic shift as a unique business unit of the Company  In accordance with Accounting Standard Code Topic 360, the Company has reclassified Tools as discontinued operations for all periods presented.

The components of discontinued operations in the accompanying Condensed Consolidated Balance Sheets are as follows:

	August 31, 2023	November 30, 2022
Accounts receivables	$28,659	$255,508
Inventory	193,351	1,004,844
Other current assets	167,650	10,331
Current assets of discontinued operations	$389,660	$1,270,683

	August 31, 2023	November 30, 2022
Property, plant, and equipment, net	$1,057,497	$1,233,692
Other assets	129,288	155,534
Other assets of discontinued operations	$1,186,785	$1,389,226

	August 31, 2023	November 30, 2022
Accounts payable	$3,703	$120,503
Salaries, wages, and commissions	40,620	81,026
Current portion of long-term debt	161,726	2,870
Other current liabilities	54,905	71,511
Current liabilities of discontinued operations	$260,954	$275,910

	August 31, 2023	November 30, 2022
Long-term portion of operating lease liabilities	$-	$1,590
Long-term portion of finance lease liabilities	105,030	126,720
Long-term debt, excluding current portion	-	160,858
Long-term liabilities of discontinued operations	$105,030	$289,168

Income from discontinued operations, before income taxes in the accompanying Condensed Consolidated Statements of Operations, is comprised of the following:

	Tools
	Three Months Ended
	August 31, 2023	August 31, 2022
Revenue from external customers	$439,000	$664,000
Gross Profit	(209,000)	81,000
Income (loss) from operations	(390,000)	(69,000)
Income (loss) before tax	(399,000)	(84,000)
Capital expenditures	-	53,000
Depreciation & Amortization	$46,000	$39,000

	Tools
	Nine Months Ended
	August 31, 2023	August 31, 2022
Revenue from external customers	$2,031,000	$1,998,000
Gross Profit	100,000	271,000
Income (loss) from operations	(399,000)	(195,000)
Income (loss) before tax	(438,000)	(234,000)
Capital expenditures	16,000	64,000
Depreciation & Amortization	$127,000	$104,000

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

4)	Disaggregation of Revenue

The following table displays revenue by reportable segment from external customers, disaggregated by major source. The Company believes disaggregating by these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended August 31, 2023
	Agricultural	Modular Buildings	Total
Farm equipment	$4,581,000	$-	$4,581,000
Farm equipment service parts	846,000	-	846,000
Modular buildings	-	2,547,000	2,547,000
Modular building lease income	-	20,000	20,000
Other	103,000	20,000	123,000
	$5,530,000	$2,587,000	$8,117,000

	Three Months Ended August 31, 2022
	Agricultural	Modular Buildings	Total
Farm equipment	$5,610,000	$-	$5,610,000
Farm equipment service parts	594,000	-	594,000
Modular buildings	-	1,095,000	1,095,000
Modular building lease income	-	-	-
Other	141,000	36,000	177,000
	$6,345,000	$1,131,000	$7,476,000

	Nine Months Ended August 31, 2023
	Agricultural	Modular Buildings	Total
Farm equipment	$14,804,000	$-	$14,804,000
Farm equipment service parts	2,255,000	-	2,255,000
Modular buildings	-	5,950,000	5,950,000
Modular building lease income	-	85,000	85,000
Other	284,000	51,000	335,000
	$17,343,000	$6,086,000	$23,429,000

	Nine Months Ended August 31, 2022
	Agricultural	Modular Buildings	Total
Farm equipment	$13,655,000	$-	$13,655,000
Farm equipment service parts	1,828,000	-	1,828,000
Modular buildings	-	3,103,000	3,103,000
Modular building lease income	-	-	-
Other	340,000	105,000	445,000
	$15,823,000	$3,208,000	$19,031,000

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

On August 31, 2023, the Company had approximately $1,313,000 in receivables on the floorplan program with a due date greater than 30 days compared to $850,000 on August 31, 2022.

5)	Contract Receivables, Contract Assets and Contract Liabilities

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers included on the Condensed Consolidated Balance Sheets.

	August 31, 2023	November 30, 2022
Receivables	$4,456,000	$2,467,000
Assets	286,000	451,000
Liabilities	1,064,000	1,153,000

The amount of revenue recognized in the first nine months of fiscal 2023 that was included in a contract liability on  November 30, 2022 was approximately $1,153,000 compared to $559,000 in the same period of fiscal 2022. The beginning contract receivables, assets and liabilities on December 1, 2021 were approximately $2,380,000; $177,000 and $558,000, respectively.

6)	Net Income (Loss) Per Share of Common Stock

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

Basic and diluted net income (loss) per share have been computed based on the following as of  August 31, 2023 and August 31, 2022:

	For the Three Months Ended
	August 31, 2023	August 31, 2022
Numerator for basic and diluted net income (loss) per share:

Net income from continuing operations	$240,873	$304,007
Net (loss) from discontinued operations	(314,903)	(66,232)
Net income (loss)	(74,030)	237,775

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	5,009,041	4,700,422
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	5,009,041	4,700,422

Net Income (loss) per share - Basic:
Continuing Operations	$0.05	$0.06
Discontinued Operations	(0.06)	(0.01)
Net income (loss) per share	$(0.01)	$0.05

Net Income (loss) per share - Diluted:
Continuing Operations	$0.05	$0.06
Discontinued Operations	(0.06)	(0.01)
Net income (loss) per share	$(0.01)	$0.05

	For the Nine Months Ended
	August 31, 2023	August 31, 2022
Numerator for basic and diluted net income (loss) per share:

Net income from continuing operations	$920,929	$190,681
Net (loss) from discontinued operations	(346,084)	(184,278)
Net income (loss)	574,845	6,403

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	5,000,185	4,633,621
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	5,000,185	4,633,621

Net Income (Loss) per share - Basic:
Continuing Operations	$0.18	$0.04
Discontinued Operations	(0.07)	(0.04)
Net income per share	$0.11	$0.00

Net Income (Loss) per share - Diluted:
Continuing Operations	$0.18	$0.04
Discontinued Operations	(0.07)	(0.04)
Net income per share	$0.11	$0.00

7)	Inventory

Major classes of inventory are:

	August 31, 2023	November 30, 2022
Raw materials	$8,839,416	$8,174,519
Work in process	267,891	371,125
Finished goods	3,129,347	2,622,142
Total Gross Inventory	$12,236,654	$11,167,786
Less: Reserves	(1,409,997)	(1,561,078)
Net Inventory	$10,826,657	$9,606,708

8)	Accrued Expenses

Major components of accrued expenses are:

	August 31, 2023	November 30, 2022
Salaries, wages, and commissions	$559,694	$707,399
Accrued warranty expense	264,033	192,301
Other	317,851	262,061
Total accrued expenses	$1,141,578	$1,161,761

9)	Assets Held for Lease

Major components of assets held for lease are:

	August 31, 2023	November 30, 2022
Modular Buildings	$177,333	$400,325
Total assets held for lease	$177,333	$400,325

There were approximately $20,000 and $85,000 rents recognized from assets held for lease included in sales on the Condensed Consolidated Statements of Operations during the three and nine months ended August 31, 2023, respectively, compared to zero for the same periods ending August 31, 2022.

The future minimum lease receipts for the years ended November 31, 2023 are as follows:

Year	Amount
2023	$ 35,084
2024	70,360
$ 105,444

The Company recognized a gain of $114,156 on the sale of an asset held for lease in the three and nine months ended August 31, 2023 compared to zero for the same periods ending August 31, 2022.

10)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. Product warranty is included in the price of the product and provides assurance that the product will function in accordance with agreed-upon specifications. It does not represent a separate performance obligation under ASC 606. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 7 “Accrued Expenses.” Changes in the Company’s product warranty liability for the three and nine months ended August 31, 2023 and  August 31, 2022 are as follows:

	Three Months Ended (Continuing operations)
	August 31, 2023	August 31, 2022
Balance, beginning	$252,444	$89,549
Provision charged to expense	(102,485)	(69,721)
Less amounts charged-off	114,074	136,999
Balance, ending	$264,033	$156,827

	Nine Months Ended
	August 31, 2023	August 31, 2022
Balance, beginning	$192,301	$202,850
Provision charged to expense	(273,677)	(277,734)
Less amounts charged-off	345,409	231,711
Balance, ending	$264,033	$156,827

11)	Loan and Credit Agreements

Bank Midwest Revolving Lines of Credit and Term Loans

The Company maintains a $5,000,000 revolving line of credit (the “Line of Credit”) and a $500,000 revolving line of credit (the “Reserve Line of Credit”) with Bank Midwest. On August 31, 2023, the balance of the Line of Credit was $4,534,559 with $465,441 remaining available, as may be limited by the borrowing base calculation. The Reserve Line of Credit is used for additional working capital in excess of the $5,000,000 Line of Credit. The Reserve Line of Credit remained undispersed on  August 31, 2023  The Line of Credit borrowing base is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of net inventory, less any outstanding loan balance on the Line of Credit. On August 31, 2023, the Line of Credit was not limited by the borrowing base calculation. Any unpaid principal amount borrowed on the Line of Credit accrues interest at a floating rate per annum equal to 1.25% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 9.75% per annum. The Line of Credit matures on March 30, 2024 and requires monthly interest-only payments. The Reserve Line of Credit is governed by the terms of a Promissory Note, dated August 30, 2023, entered into between the Company and Bank Midwest. Any unpaid principal amount borrowed on the Reserve Line of Credit accrues interest at a floating rate per annum equal to 1.25% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 9.75% per annum. The Line of Credit matures on November 30, 2023 and requires monthly interest-only payments.

The Company carries a $2,600,000 term loan with Bank Midwest due October 1, 2037 (the “Term Loan”), and a $350,000 term loan (the “Roof Term Loan”) due on May 15, 2027. The Term Loan accrued interest at a rate of 5.00% for the first ninety months, which ended on September 28, 2022. Thereafter, the Term Loan interest rate was reset to a fixed rate of 7% based on prime plus 0.75% on the reset date. The interest rate floor is set at 4.15% per annum and the interest rate may only be adjusted by Bank Midwest once every five years. Monthly payments of $19,648 in principal and interest are required. The Term Loan is also guaranteed by the United States Department of Agriculture (“USDA”), which required an upfront guarantee fee of $62,400 and requires an annual fee of 0.5% of the unpaid balance. As part of the USDA guarantee requirements, stockholders owning more than 20% are required to personally guarantee a portion of the Term Loan, in an amount equal to their stock ownership percentage. The J. Ward McConnell Jr. Living Trust, the estate of the former Vice Chairman of the Board of Directors and a stockholder owning more than 20% of the Company’s outstanding stock, is guaranteeing approximately 38% of the Term Loan, for an annual fee of 2% of the personally guaranteed amount. The initial guarantee fee will be amortized over the life of the Term Loan, and the annual fees and personally guaranteed amounts are expensed monthly. The Term Loan is governed by the terms of a Promissory Note, dated September 28, 2017, entered into between the Company and Bank Midwest.

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

On June 7, 2023 the Company announced it will perform runoff operations of the Tools business and proceed with an orderly liquidation of the Tools segment assets. The Company will be required to pay the balance of the EIDL loan associated with the Tools segment upon liquidation and dissolution of the business. The principal balance of this loan was $161,726 at August 31, 2023. The Company will also be required to pay off the balance of the Bank Midwest Roof Loan in the event the real estate is sold for the Tools segment. The principal balance of this loan at August 31, 2023 is $339,711.

A summary of the Company’s term debt is as follows:

	August 31, 2023	November 30, 2022
Bank Midwest loan payable in monthly installments of $19,648 including interest at 7.00%, due October 1, 2037	$2,102,184	$2,165,554
Bank Midwest loan payable in monthly installments of $2,972 including interest at 7.00%, due May 15, 2027	339,711	344,932
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 18, 2022, due June 18, 2050	161,711	163,793
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 18, 2022, due June 18, 2050	161,726	163,728
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 24, 2022, due June 24, 2050	161,566	163,912
Total term debt	$2,926,898	$3,001,919
Less term debt of discontinued operations	161,726	163,728
Term debt, continuing operations	2,765,172	2,838,191
Less current portion of term debt	106,603	94,808
Term debt, excluding current portion	$2,658,569	$2,743,383

A summary of the minimum maturities of term debt follows for the years ending November 30:

Year	Amount
2023	$25,739
2024	108,251
2025	116,515
2026	124,856
2027	416,553
2028 and thereafter	1,973,258
$2,765,172

12)	Income Taxes

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

13)	Related Party Transactions

During the three and nine months ended August 31, 2023, and August 31, 2022, the Company did not recognize any revenues from transactions with a related party, and no amounts in accounts receivable balances were due from a related party. From time to time, the Company purchases various supplies from related parties, which are companies in which Marc McConnell, the Chairman of the Company’s Board of Directors, has an ownership interest and also serves as President. J. Ward McConnell Jr.’s estate, the J. Ward McConnell, Jr. Living Trust, is paid a monthly fee to guarantee a portion of the Company’s term debt in accordance with the USDA guarantee obtained on the Company’s term debt. In the three and nine months ended August 31, 2023, the Company recognized $4,068 and $12,131 of expense for transactions with related parties, respectively, compared to $4,209 and $19,762 for the three and nine months ended August 31, 2022. As of August 31, 2023, accrued expenses contained a balance of $1,357 owed to a related party compared to $1,408 on August 31, 2022.

14)	Leases

The components of operating leases on the Condensed Consolidated Balance Sheets on August 31, 2023 and November 30, 2022 were as follows:

	August 31, 2023	November 30, 2022
Operating lease right-of-use assets (in other assets)	$24,526	$31,527

Current portion of operating lease liabilities (in accrued expenses)	$8,550	$9,101
Long-term portion of operating lease liabilities	15,976	22,426
Total operating lease liabilities	$24,526	$31,527

The components of finance leases on the Condensed Consolidated Balance Sheets on August 31, 2023 and November 30, 2022 were as follows:

	August 31, 2023	November 30, 2022
Finance lease right-of-use assets (net of amortization in other assets)	$427,797	$387,922

Current portion of finance lease liabilities	$213,264	$142,893
Long-term portion of finance lease liabilities	691,929	475,411
Total finance lease liabilities	$905,193	$618,304

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

Shares issued under the 2020 Plan for the three months ended  August 31, 2023 and 2022 are as follows:

	For the Three Months Ended
	August 31, 2023	August 31, 2022
Shares issued to directors (immediate vesting)	5,000	5,000
Shares issued to directors, employees, and consultants (three year vesting)	-	-
Total shares issued	5,000	5,000

	For the Nine Months Ended
	August 31, 2023	August 31, 2022
Shares issued to directors (immediate vesting)	20,000	20,000
Shares issued to directors, employees, and consultants (three year vesting)	82,250	94,500
Unvested shares forfeit upon termination	(13,999)	(8,333)
Total shares issued	88,251	106,167

16)	Common Stock Purchase Agreement

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

The Company incurred approximately $134,000 of expense related to equity issuance in the nine months ended August 31, 2022 in the form of 20,000 commitment shares valued at approximately $117,000, attorney fees for the negotiation and execution of the Purchase Agreement and the preparation and filing of the registration statement. These equity issuance costs are included in prepaid assets at  August 31, 2022 and reduced proceeds received under the common stock purchase agreement in fiscal 2022.

Below is a summary of shares purchased by Alumni Capital under the Purchase Agreement:

Date	Shares	Share price net of discount	Proceeds
7/25/2022	50,000	$2.07	$103,305
8/03/2022	50,000	$1.98	$98,940
8/15/2022	50,000	$2.00	$99,910
8/23/2022	65,000	$1.99	$129,253
9/23/2022	65,000	$1.76	$114,120
Total	280,000		$545,528

17)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. On  August 31, 2023 and November 30, 2022, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, finance lease liabilities and other current and long-term liabilities. The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of these instruments. The fair value of the finance lease liabilities also approximate recorded value as that is based on discounting future cash flows at rates implicit in the lease. The rates implicit in the lease do not materially differ from current market rates. The fair value of the Company’s term loans payable also approximates recorded value because the interest rates charged under the loan terms are not substantially different from current interest rates.

18)	Segment Information

As of August 31, 2023, the Company has two reportable segments: Agricultural Products and Modular Buildings. The Agricultural Products segment manufactures and sells farm equipment and related replacement parts under the Art’s-Way Manufacturing label. The Modular Buildings segment manufactures and installs modular buildings for various uses, commonly animal containment and research laboratories.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Management evaluates the performance of each segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses.

Approximate financial information with respect to the reportable segments is as follows.

	Three Months Ended August 31, 2023
	Agricultural Products	Modular Buildings	Consolidated (Continuing Operations)
Revenue from external customers	$5,530,000	$2,587,000	$8,117,000
Gross profit	1,437,000	864,000	2,301,000
Income (loss) from operations	(108,000)	576,000	468,000
Income (loss) before tax	(264,000)	569,000	305,000
Total Assets	20,515,000	3,473,000	23,988,000
Capital expenditures	-	1,000	1,000
Depreciation & Amortization	$126,000	$65,000	$191,000

	Three Months Ended August 31, 2022
	Agricultural Products	Modular Buildings	Consolidated (Continuing Operations)
Revenue from external customers	$6,345,000	$1,131,000	$7,476,000
Gross profit	1,887,000	73,000	1,960,000
Income (loss) from operations	676,000	(176,000)	500,000
Income (loss) before tax	566,000	(181,000)	385,000
Total Assets	18,328,000	3,608,000	21,936,000
Capital expenditures	506,000	118,000	624,000
Depreciation & Amortization	$124,000	$33,000	$157,000

	Nine Months Ended August 31, 2023
	Agricultural Products	Modular Buildings	Consolidated (Continuing Operations)
Revenue from external customers	$17,343,000	$6,086,000	$23,429,000
Gross profit	5,100,000	1,571,000	6,671,000
Income (loss) from operations	710,000	735,000	1,445,000
Income (loss) before tax	340,000	826,000	1,166,000
Total Assets	20,515,000	3,473,000	23,988,000
Capital expenditures	447,000	122,000	569,000
Depreciation & Amortization	$376,000	$223,000	$599,000

	Nine Months Ended August 31, 2022
	Agricultural Products	Modular Buildings	Consolidated (Continuing Operations)
Revenue from external customers	$15,823,000	$3,208,000	$19,031,000
Gross profit	4,848,000	306,000	5,154,000
Income (loss) from operations	994,000	(484,000)	510,000
Income (loss) before tax	746,000	(504,000)	242,000
Total Assets	18,328,000	3,608,000	21,936,000
Capital expenditures	981,000	142,000	1,123,000
Depreciation & Amortization	$342,000	$101,000	$443,000

*The consolidated total in the tables is a sum of segment figures and may not tie to actual figures in the condensed consolidated financial statements due to rounding.

19)	Subsequent Events

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements other than a payroll tax amendment filed in September 19, 2023 to claim Employee Retention Credits in the amount of $1.2 million net of consulting fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “report”) and the audited consolidated financial statements and related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2022. Some of the statements in this report may be forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our expectations with respect to order backlog and future demand for products and the expected product mix; (ii) our beliefs regarding the sufficiency of working capital and cash flows; (iii) our expectation that we will continue to be able to renew or obtain financing on reasonable terms when necessary as well as our continued positive relationship with our creditors and lenders; (iv) our beliefs regarding production capabilities; (v) our intentions and beliefs relating to our costs, business strategies, and future performance, including without limitation, our beliefs that Modular and Agricultural Products present greater opportunity for long-term stockholder returns in comparison to our Tools segment; (vi) our beliefs regarding the impact and potential actions with respect to discontinuing our Tools segment, including without limitation, beliefs about customer interest in purchasing inventory or other assets, expenses to be incurred in connection with such discontinuation, potential cash generated by the sale of related real estate and other assets, timing of runoff activities, and fulfillment of sales orders; (vii) our beliefs regarding our early order program providing a picture of future demand; (viii) our expected financial results, including without limitation, our expected results for the Modular and Agricultural Products segments; and (ix) our belief that we can convert certain engineering-only contracts to building contracts; (xx) our expectations regarding receiving Employer Retention Credit Refunds; and (ixi) our expectations concerning our primary capital and cash flow needs.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) the impact of changing credit markets on our ability to continue to obtain financing on reasonable terms; (ii) our ability to repay current debt, continue to meet debt obligations and comply with financial covenants; (iii) the effect of inflation as well as general economic conditions, including consumer and governmental spending, on the demand for our products and the cost of our supplies and materials; (iv) any further impact from COVID-19; (v) fluctuations in seasonal demand and our production cycle; (vi) the ability of our suppliers to meet our demands for raw materials and component parts; (vii) fluctuations in the price of raw materials, especially steel; (viii) our ability to predict and meet the demands of each market in which our segments operate; (ix) fluctuating demand for commercial real estate and the assets we are liquidating as part of closing our Tools segment; (x) other factors described from time to time in our Securities and Exchange Commission filings. We do not intend to update the forward-looking statements contained in this report other than as required by law. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of our financial statements as of August 31, 2023 remain unchanged from November 30, 2022. Disclosure of these critical accounting policies is incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2022.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales from continuing operations for the three- and nine-month periods ended August 31, 2023 were $ 8,117,000 and $ 23,429,000, respectively, compared to $7,476,000 and $19,031,000 during the same respective periods in fiscal 2022, a $641,000, or 8.6%, increase for the three months and a $4,398,000, or 23.1%, increase for the nine months. We continued to successfully fulfil our pent up backlog in the three and nine months ended August 31, 2023 for our two business segments. Consolidated gross margin for the three-month period ended August 31, 2023 was 28.3% compared to 26.2% for the same period in fiscal 2022. Consolidated gross margin for the nine-month period ended August 31, 2023 was 28.5% compared to 27.1% for the same period in fiscal 2022.

Our third quarter sales in our Agricultural Products segment were $5,530,000 compared to $6,345,000 during the same period of fiscal 2022, a decrease of $815,000, or 12.8%. Our year-to-date agricultural product sales were $17,343,000 compared to $15,823,000 during the same period in fiscal 2022, an increase of $1,520,000, or 9.6%. We saw a decrease in revenue in Q3 of fiscal 2023 compared to 2022 due to the timing of our beet equipment production. We typically see an increase in sales during our beet run as it is our largest and most expensive equipment. We shipped the majority of our beet equipment during the second quarter of fiscal 2023 compared to Q3 of fiscal 2022. Despite the Q3 decrease, year to date sales in our Agricultural Products segment are up 9.6% for the nine-month period ended August 31, 2023. We've seen increased demand for our grinders, beet equipment and manure spreaders thus far in fiscal 2023. We released smaller versions of our manure spreader line in fiscal 2023 that have been well-received in the marketplace. We are continuing our focus on improving our dealer network by increasing the number of stocking dealers we work with. We are incentivizing our sales team to bring new dealers on board and are also offering favorable terms to new dealers to increase our reach. While some supply chain challenges still exist, proper planning has allowed us to overcome most of these issues. We are starting to see drops in commodity prices with the exception of sugar beets at this time. We do expect farmers to start to pull back on purchases if commodity prices continue to stay down. We are also observing increased inventory on dealer lots, which may indicate the supply chain is catching up and that demand may start to decrease. Gross margin for our agricultural products segment for the three-month period ended August 31, 2023 was 26.0% compared to 29.7% for the same period in fiscal 2022. Gross margin for our agricultural products segment for the nine-month period ended August 31, 2023 was 29.4% compared to 30.6% for the same period in fiscal 2022. We are seeing a slight decrease in our gross margin due to increases in component prices. We have been more cautious about raising prices in fiscal 2023 than we were in prior years as commodity prices are down. Further, our decreased gross profit margin was also driven by our product mix for fiscal 2023. We sold a higher mix of manure spreaders which carry lower margins than our portable feed equipment.

Our third quarter sales in our Modular Buildings segment were $2,587,000 compared to $1,131,000 for the same period in fiscal 2022, an increase of $1,456,000, or 128.7%. Our year-to-date sales in our Modular Buildings segment were $6,086,000 compared to $3,208,000 for the same period in fiscal 2022, an increase of $2,878,000, or 89.7%. Progress on a large research project coupled with continued agricultural building demand drove the revenue increase for the three and nine months ended August 31, 2023. Gross margin for the three- and nine-month periods ended August 31, 2023 was 33.4% and 25.8%, respectively, compared to 6.5% and 9.5% for the same respective periods in fiscal 2022. Our gross margin in the three- and nine-month periods of fiscal 2023 has increased due to additional markup we enacted to cover rising costs of overhead from inflationary forces. The increased sales of the Modular Buildings segment also has made it easier to absorb our fixed overhead costs.

As announced in a press release on June 7, 2023, we discontinued our Tools segment with the last day of normal operations on July 14, 2023. One employee remained employed by the Tools segment as of August 31, 2023. This employee was overseeing the liquidation process, mainly the sale of remaining inventory and auctioning off machinery and equipment. The Company real estate is listed for sale at market value for the Canton, Ohio area. The Company estimates cash generation of approximately $950,000 from the liquidation of receivables, inventory and other assets (excluding real estate) to fund estimated liquidation costs of $200,000. These estimates will vary as the liquidation finishes in the next two fiscal quarters. Our Tools segment had sales of $ 439,000 and $ 2,031,000 during the three- and nine-month periods ended August 31, 2023, respectively, compared to $ 664,000 and $ 1,998,000 for the same respective periods in fiscal 2022, a 33.9% decrease and a 1.7% increase, respectively. These numbers are reported above in Note 3 - Discontinued Operations. Management believes the liquidation of the Tools segment will allow for investment in technological advances that improve efficiency and margins in the Agricultural Products and Modular Buildings segments, which have historically been more profitable and which we believe present greater long-term stockholder returns.

Expenses

Our third quarter consolidated selling expenses from continuing operations were $566,000 compared to $418,000 for the same period in fiscal 2022. Our year-to-date selling expenses were $1,609,000 in fiscal 2023 compared to $1,407,000 for the same period in fiscal 2022. We experienced an increase in selling expenses for the three months ended August 31, 2023 compared to fiscal 2022 due to a greater mix of commissionable sales in Q3 2023 compared to Q3 of fiscal 2022, which included a greater mix of beet equipment sales in which commissions are not paid. For the nine months ended August 31, 2023, our selling expenses are up due to the large commissionable sales increases in our Modular Building and Agricultural Products segments. Selling expenses as a percentage of sales were 7.0% and 5.6% for the three- and nine-month periods ended August 31, 2023, respectively, compared to 6.9% and 7.4% for the same respective periods in fiscal 2022.

Consolidated engineering expenses from continuing operations were $171,000 and $439,000 for the three- and nine-month periods ended August 31, 2023, respectively, compared to $168,000 and $446,000 for the same respective periods in fiscal 2022. Engineering expenses as a percentage of sales were 2.1% and 1.9% for the three- and nine-month periods ended August 31, 2023, respectively, compared to 2.2% and 2.3% for the same respective periods in fiscal 2022.

Consolidated administrative expenses from continuing operations for the three- and nine-month periods ended August 31, 2023 were $1,095,000 and $3,178,000, respectively, compared to $873,000 and $2,791,000 for the same respective periods in fiscal 2022. Administrative expenses as a percentage of sales were 13.5% and 13.6% for the three- and nine-month periods ended August 31, 2023, respectively, compared to 11.7% and 14.7% for the same respective periods in fiscal 2022. Administrative expenses have increased primarily due to the addition of staff in accounting, human resources and quality assurance and additional expense related to the implementation of an upgrade to our ERP system, which went live in August of 2023.

Net income from continuing operations

Consolidated net income from continuing operations was $241,000 for the three-month period ended August 31, 2023, compared to $304,000 for the same period in fiscal 2022. While our Modular Buildings segment was profitable in Q3 of fiscal 2023, our Agricultural Products segment incurred a loss for the quarter. While our revenues were strong in this segment, a large portion of our sales were from manure spreaders, which are lower margin sales as opposed to some of our other lines. In addition, we saw increasing component prices on our inventory items, inflationary effects on our overhead items and also incurred some large one-time expenses for recruitment of key employees and ERP conversion costs, which led to an unprofitable quarter. Our consolidated net income from continuing operations for the nine months ended August 31, 2023, was $921,000 compared to $191,000 in the same period in fiscal 2022. We have continued to see success in our Agricultural Products segment due to favorable market conditions, revitalized corporate branding and improved customer service. Our Modular Buildings segment converted pent up demand from the COVID-19 pandemic into strong fiscal 2023 results. We attribute a good portion of the corporate success we have seen over the last two years to strong leadership and a focus on putting the right people in place in our business segments.

Order Backlog

The consolidated order backlog net of discounts for continuing operations as of October 5, 2023 was $5,221,000 compared to $8,424,000 as of October 5, 2022. The Agricultural Products segment order backlog was $3,753,000 as of October 5, 2023 compared to $4,719,000 in fiscal 2022. With a 9.6% increase in revenue in our Agricultural Products segment year to date, a drop in our backlog was expected as we worked through our order bank at a faster rate. Our early order program for fiscal 2024 started at the beginning of October 2023 and we expect this to give us a picture of the demand for fiscal 2024. The backlog for the Modular Buildings segment was $1,468,000 as of October 5, 2023, compared to $3,705,000 in fiscal 2022. The Modular Buildings segment had a large research project in backlog as of October 5, 2023 that was nearing completion at the end of Q3 of fiscal 2023. We have another large research project under an engineering only contract as of October 5, 2023, which we expect to be converted to a building contract in the near future. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our primary source of funds for the nine months ended August 31, 2023 was cash generated by financing activities. We utilized our availability on our line of credit to increase inventory levels to meet continued customer demand and combat supply chain delays. We also utilized our floor plan program to generate additional sales for the first nine months of fiscal 2023 to which we have $1.3 million in accounts receivable on extended terms as of August 31, 2023. Our contracts in progress in the Modular Buildings segment generated approximately $481,000 in cash in the first nine months of fiscal 2023. We expect our primary capital needs for the remainder of fiscal 2023 to relate to operating costs, purchases of equipment that improve our operations, and the retirement of debt. We expect the sale of real estate of our Tools segment to provide a large cash influx in the near future. The company also filed IRS Form 941-X's in September 2023 to claim Employee Retention Credits for salaries and wages paid in 2021 while affected by a governmental shutdown ordinance. The company expects to receive $1.2 million net of consulting fees in Employer Retention Credit refunds, although the timing of such refunds is not known.

We have $5,500,000 in revolving lines of credit with Bank Midwest that, as of August 31, 2023, had an outstanding principal balance of $4,534,559. This line of credit was renewed on March 30, 2023 and is scheduled to mature on March 30, 2024. $500,000 under the Reserve Line of Credit was secured in August of 2023 and is scheduled to mature on November 30, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The persons serving as our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period subject to this report. Based on this evaluation, the persons serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of August 31, 2023. Our management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents the information with respect to purchases made by us of our common stock during the third quarter of fiscal 2023:

Total Number of
			Shares	Approximate Dollar
			Purchased as part	Value of Shares that
	Total	Average	of	May
	Number	Price	Publicly	Yet Be Purchased
	of Shares	Paid per	Announced	under the
	Purchased (1)	Share	Plans or Programs	Plans or Programs
June 1 to June 30, 2023	-	$-	N/A	N/A
July 1 to July 31, 2023	-	$-	N/A	N/A
August 1 to August 30, 2023	-	$-	N/A	N/A
Total	-	$-

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

10.1	Promissory Note, between Bank Midwest and Art's-Way Manufacturing Co., Inc. dated August 30, 2023 - filed herewith
31.1	Certificate of Chief Executive Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
31.2	Certificate of Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
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

ART’S-WAY MANUFACTURING CO., INC.

Date: October 13, 2023	By: /s/ David A. King
David A. King
President and Chief Executive Officer

Date: October 13, 2023	By: /s/ Michael W. Woods
Michael W. Woods
Chief Financial Officer