Form 10-K
period 2023-11-30
ARTS WAY MANUFACTURING CO INC
filed 2024-02-28
CIK 7623

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price on May 31, 2023 as reported on the Nasdaq Stock Market LLC ($2.48 per share), was approximately $5,961,109.

As of February 7, 2024 there were 5,063,208  shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2024 Annual Meeting of Stockholders to be filed within 120 days of November 30, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Art’s-Way Manufacturing Co., Inc.

Index to Annual Report on Form 10-K

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this “report”) may contain forward-looking statements that reflect future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases forward-looking statements may be identified by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Forward-looking statements in this report generally relate to: our business condition and results of operations; our expectations regarding our warranty costs and order backlog; our beliefs regarding the sufficiency of working capital and cash flows; our expectations regarding our continued ability to renew or obtain financing on reasonable terms when necessary as well as our continued positive relationship with our creditors and lenders; the impact of recently issued accounting pronouncements; our intentions and beliefs relating to our costs, product developments and business strategies; our expectations concerning our continued expansion into international markets; our expectations with respect to government spending and programs that may directly or indirectly be used to purchase our products; our beliefs concerning our ability to attract and maintain an adequate workforce in a competitive labor market; our expected operating and financial results; our beliefs about selling our Canton, Ohio property and the net proceeds from such sale; our beliefs concerning the effects of, and costs of compliance with government regulations; our expectations concerning our primary capital and cash flow needs; our beliefs regarding competitive factors and our competitive strengths; our expectations regarding our capabilities and demand for our products; our predictions regarding the impact of seasonality; our beliefs regarding the impact of the farming industry on our business; our beliefs regarding our internal controls over financial reporting; and our intentions for paying dividends. Many of these forward-looking statements are located in this report under “Item 1. BUSINESS” and “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” but they may appear in other sections as well.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including, but not limited to, the impact of changes in credit markets on our ability to continue to obtain financing on reasonable terms; our ability to repay current debt, continue to meet debt obligations and comply with financial covenants; obstacles related to liquidation of product lines; the effect of inflation, interest rate fluctuations and general economic conditions, including consumer and governmental spending, on the demand for our products and the cost of our supplies and materials; fluctuations in seasonal demand and our production cycle; the ability of our suppliers to meet our demands for raw materials and component parts; our original equipment manufacturer customers’ decisions regarding supply chain structure, inventory levels, and overall business conditions; fluctuations in the price of raw materials, especially steel; our ability to predict and meet the demands of each market in which our segments operate; a decrease in demand for our products in international markets; the existence and outcome of product liability claims and other ordinary course litigation; changes in environmental, health and safety regulations and employment laws; our ability to fill open positions within the Company and retain our key employees; the cost of complying with laws, regulations, and standards relating to corporate governance and public disclosure, and the demand such compliance places on management’s time; and other factors described in this report and from time to time in our other reports filed with the Securities and Exchange Commission. We do not intend to update the forward-looking statements contained in this report other than as required by law. We caution investors not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. This report and the documents that we reference in this report and have filed as exhibits should be read completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I

Item 1. BUSINESS.

General

Art’s-Way Manufacturing Co., Inc., a Delaware corporation (“we,” “us,” “our,” and the “Company”), began operations as a farm equipment manufacturer in 1956. Since that time, we have become a worldwide manufacturer of agricultural equipment and specialized modular science and agricultural buildings. Our principal manufacturing plant and corporate headquarters is located in Armstrong, Iowa.

We have organized our business into two operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies. Our Agricultural Products segment manufactures and distributes farm equipment under the Art’s-Way name. Our Modular Buildings segment manufactures modular buildings for various uses, commonly animal containment and research laboratories, through our wholly-owned subsidiary, Art’s-Way Scientific, Inc., an Iowa corporation. During the third quarter of fiscal 2023, the Company ceased operations of its Tools business, which in previous periods, was reported in consolidated numbers as the Company's third operating segment. The remaining components of the Tools segment are reported in discontinued operation for the twelve months ended November 30, 2023  and has been modified retrospectively to be reported in discontinued operations for the twelve months ended November 30, 2022. For detailed financial information relating to segment reporting, see Note 18 “Segment Information” to our financial statements in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this report.

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

Business of Our Segments

Agricultural Products

Our Agricultural Products segment, which accounted for 74.2% of our net revenue in the 2023 fiscal year and 81.5% of our net revenue in the 2022 fiscal year, is located primarily in Armstrong, Iowa. This segment manufactures a variety of specialized farm machinery under our own label, including portable and stationary animal feed processing equipment and related attachments used to mill and mix feed grains into custom animal feed rations; a line of forage equipment consisting of forage boxes, bale processors, running gear, and dump boxes; a line of manure spreaders; sugar beet harvesting equipment; and a line of dirt work equipment. We sell our labeled products through independent farm equipment dealers throughout the United States, Australia, Canada, Japan and the United Kingdom. We also provide after-market service parts that are available to keep our branded equipment operating to the satisfaction of the end user of our products.

Modular Buildings

Our Modular Buildings segment, which accounted for 25.8% of our net revenue in the 2023 fiscal year and 18.5% of our net revenue in the 2022 fiscal year, is located in Monona, Iowa. This segment produces, sells and leases modular buildings, which are custom-designed to meet the specific research needs of our customers. The buildings we commonly produce range from basic swine buildings to complex containment research laboratories. Our focus is providing research facilities for academic research institutions, government research and diagnostic centers, public health institutions and private research and pharmaceutical companies, as those are our primary market sectors. We provide services from start to finish by designing, manufacturing, delivering and installing these facilities to meet customers’ critical requirements. In addition to selling these facilities, we also offer a lease option to customers in need of temporary facilities.

Our Principal Agricultural Products

Arthur Luscombe built the first PTO powered grinder mixer on his farm near Dolliver, Iowa. The product’s ability to tackle even the most demanding workload made it an overwhelming success – and secured Luscombe’s reputation as a farmer, entrepreneur and independent thinker who did things his way. Over the years our Agricultural Products segment has grown through developing several new products and with acquisitions. We take pride in our manure spreaders, forage equipment, bale processors, dirt work equipment, sugar beet harvesting equipment and feed mills. We provide limited OEM parts to some of the industry’s leading manufacturers.

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

Product Distribution and Markets

We distribute goods for our Agricultural Products segment primarily through a network of approximately 600 U.S. and Canadian independent dealers, as well as overseas dealers in Australia, Japan and the United Kingdom, whose customers require specialized agricultural machinery. We have sales representation in 48 states and seven Canadian provinces. Our dealers sell our products to various agricultural and commercial customers. We also maintain a local sales force in our Armstrong, Iowa facility to provide oversight services for our distribution network, communicate with end users, and recruit and train dealers on the uses of our products. Our local service parts staff is available to help customers and dealers with their service parts needs. Our Modular Buildings segment typically sells products customized to the end-user’s requirements directly to the end-user.

We currently export products to nine foreign countries. We have been shipping grinder mixers abroad since 2006 and have exported portable rollermills as well. We continue to strengthen these relationships and intend to develop new international markets. Our international sales accounted for 3.1% of consolidated sales during the 2023 fiscal year compared to 4.5% in the 2022 fiscal year.

Backlog. The Company’s backlog of orders vary on a daily basis. The Company’s Agricultural Products segment had a net backlog of approximately $4,364,000 as of February 1, 2024 compared to $9,366,000 on February 1, 2023. The Company saw a decline in orders on its fall early order program for the first time in three years. The Company believes high interest rates are affecting how much risk the dealers are willing to take on stock inventory. While the Company believes farmers are still going to be creating strong demand in 2024, the Company believes it is going to have to be more speculative with its products and have more inventory on hand. The Company’s Modular Buildings segment had approximately $6,170,00 of backlog as of February 1, 2024, compared to $4,985,000 on that date in 2023. The Modular Buildings segment contracted a $5,300,000 research project in December 2023, which is expected to be mostly completed in fiscal 2024. The Company also has two other large research projects with a combined contract price over $6,000,000 that it is expected to land in fiscal 2024. The Company expects that its  order backlogs will continue to fluctuate as orders are received, filled, or canceled, and, due to dealer discount arrangements it may enter into from time to time. Accordingly, these figures are not necessarily indicative of future revenue.

Recent Product Developments

In 2023, we continued to make product improvements that improve manufacturability and to meet our customer’s evolving needs. We worked on the development of a chicken litter variation for our manure spreaders, a sonar leveling system for our defoliators, performed redesign work on our commercial forage box and also took steps to improve the design of our grinder mixers for manufacturability and cost savings.

Our Modular Buildings segments complete projects based on customer specifications and did not engage in specific product development during the 2023 fiscal year.

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

In addition, in order to capitalize on brand recognition for our Agricultural Products segment, we have numerous product lines produced under our own label. We also provide aftermarket service parts which are available to keep our branded and OEM-produced equipment operating to the satisfaction of the customer. We sell products to customers in the United States and nine foreign countries through a network of approximately 600 independent dealers in the United States and Canada, as well as overseas dealers in Australia, Japan and the United Kingdom.

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

Raw Materials, Principal Suppliers, and Customers

Raw materials for our various segments are acquired from domestic and foreign sources and normally are readily available. We saw lead times increase on raw materials in 2022 as labor shortages from the COVID-19 pandemic left many of our suppliers understaffed. Lead times remained heightened during most of fiscal 2023 and began to soften near the end of fiscal 2023. We rely on foreign suppliers and foreign markets for materials and components for some of our products. However, these suppliers are not principal suppliers and there are alternative sources for these materials.

We do not typically rely on sales to one customer or a small group of customers. During the 2023 fiscal year, one customer accounted for just more than 12% consolidated net revenues from continuing operations.

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

We have a licensing and royalty agreement with Spreader, LLC to produce a loader mounted spreader in exchange for royalty payments until December 2027.

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

Employees

As of November 30, 2023, we employed 93 employees in our Agricultural Products segment including two on a part-time basis, and 31 employees in our Modular Buildings segment, two on a part-time basis. These numbers do not necessarily represent peak employment during the 2023 fiscal year.

Item 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 1B. UNRESOLVED STAFF COMMENTS.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 2. PROPERTIES.

Our executive offices, as well as the primary production and warehousing facilities for our Agricultural Products segment, are located in Armstrong, Iowa. These facilities were constructed after 1965 and remain in fair condition. The facilities in Armstrong contain approximately 249,000 square feet of usable space. We have engaged in several building improvement projects during the last several years including most recently updating our office spaces and employee break room in 2021, new shop and office boilers and roofing improvements in 2022 and remodeling our production facility bathrooms in fiscal 2023. In addition, we own approximately 30 acres of land west of Armstrong, on which the factory and inventory storage space is situated for our Agricultural Products segment.

Our facility in Monona, Iowa was constructed by us in 2007, which houses the manufacturing for our Modular Buildings segment. The facility was custom-designed to meet our production needs. It has approximately 50,000 square feet of useable space and accommodates a sprinkler system and crane. We own a second building to the east with approximately 12,000 square feet of space which is used as our weld shop for building frames.

Our facility in Canton, OH was purchased in connection with the acquisition of certain assets of Ohio Metal Working Products Company in September 2013. The building contains approximately 39,000 square feet of usable space and is in good condition. The purchased land is approximately 4.50 acres and was used by our Tools segment. This property is currently listed for sale at market value.

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

Stockholders

We have two classes of stock, undesignated preferred stock and $0.01 par value common stock. No shares of preferred stock have been issued or are outstanding. As of February 14, 2023 we had 73 common stock stockholders of record, which number does not include stockholders who hold our common stock in street name.

Dividends

We did not pay a dividend during the 2023 or 2022 fiscal years. We expect that the payment of and the amount of any future dividends will depend on our financial condition at that time.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Company

There were no purchases of common stock by the Company made in the fourth quarter of fiscal 2023.

Equity Compensation Plans

For information on our equity compensation plans, refer to Item 12, “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

Item 6. RESERVED

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

Financial Condition

Our Agricultural Products segment continued its profitability for the third straight year in fiscal 2023. Our Modular Buildings segment added a strong financial performance for fiscal 2023. Our consolidated revenues from continued operations increased 18.1% year on year and we had $1,531,000 of income from continuing operations for the fiscal year ended November, 30 2023.

We finished the year ended November 30, 2023 with approximately $763,000 of consolidated net income from continued operations and saw our working capital increase by approximately $824,000.

We expect to have access to capital as needed throughout fiscal 2024 from the collection of receivables, sale of inventory, the expected receipt of approximately $1.2 million of gross proceeds from a filed Employee Retention Credit and the potential sale of our Ohio real estate. Due to the timing of filing an ERC claim after the IRS announced a moratorium on processing applications, and uncertainty surrounding the nature and timing of the claim approval and subsequent payment process, recognition of the claim is deferred until payment is received. Accordingly the claim has not been recorded in receivables, assets, or income. On November 30, 2023 we had $1,086,480 available on our line of credit and $2,337,903 of excess collateral towards our borrowing base. Our working capital remained strong at approximately $5,690,000 in fiscal 2023 with a current ratio of 1.61. Our banking relationship remains positive and we expect it to only strengthen as our balance sheet continues to improve through the retirement of debt. We believe that our current cash and financing arrangements will provide sufficient cash to finance operations for the next 12 months. We expect to continue to rely on cash from financing activities to supplement our cash flows from operations in order to meet our liquidity and capital expenditure needs in the near future.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, and cost is determined using the standard costing method, which approximates costs determined on the first-in, first-out basis. Management monitors the carrying value of inventories using inventory control and review processes that include, but are not limited to, sales forecast review, inventory status reports, and inventory reduction programs. We record inventory write downs to net realizable value based on expected usage information for raw materials and historical selling trends for finished goods. If the assumptions made by management do not occur, we may need to record additional write downs.

Revenue Recognition

In accordance with ASC 606, revenue is measured based on consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract.

Our revenues primarily result from contracts with customers. The major sources of revenue for the Agricultural Products segment are farm equipment and service parts related to farm equipment. The Agricultural Products segment generally executes short-term contracts that contain a single performance obligation – the delivery of product to the common carrier. We recognize revenue for the production and sale of farm equipment and service parts upon shipment of the goods. Shipment of the goods is the point in time when risk of ownership and title pass to the customer.  All sales are made to authorized dealers whose application for dealer status has been approved and who have been informed of general sales policies. Any changes in our terms are documented in the most recently published price lists. Pricing is fixed and determinable according to our published equipment and parts price lists. Title to all equipment and parts sold pass to the customer upon delivery to the carrier and is not subject to a customer acceptance provision. Proof of the passing of title is documented by the signing of the delivery receipt by a representative of the carrier. Post shipment obligations are limited to any claim with respect to the condition of the equipment or parts. The Agricultural Products segments typically require payment in full 30 days after the ship date. To take advantage of program discounts, some customers pay deposits up front. Any deposits received are considered unearned revenue and increase contract liabilities.

In certain circumstances, upon the customer’s written request, we may recognize revenue when production is complete, and the goods are ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment. The customer dictates that we ship the goods per its direction from our manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that we will segregate the goods from our inventory, such that they are not available to fill other orders. This agreement also specifies that the customer is required to purchase all goods manufactured under this agreement. Title of the goods will pass to the customer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the customer, and the customer agrees to maintain insurance on the manufactured items that have not yet been shipped. We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both the customers and us. The credit terms on this agreement are consistent with the credit terms on other sales. All risks of loss are shouldered by the customer, and there are no exceptions to the customer’s commitment to accept and pay for these manufactured goods. Revenues recognized when goods were ready for shipment in fiscal 2023 were approximately $3,110,000 compared to $1,010,000 in fiscal 2022.

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

For information on product warranty as it applies to ASC 606, refer to Note 9 “Product Warranty” contained in our financial statements in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this report.

Results of Operations

Fiscal Year Ended November 30, 2023 Compared to Fiscal Year Ended November 30, 2022

Our consolidated net sales from continuing operations totaled $30,281,000 for the 2023 fiscal year, which represents a 18.1% increase from our consolidated net sales of $25,646,000 for the 2022 fiscal year. We increased revenue in both our Agricultural Products and Modular Building segments in fiscal 2023. Our consolidated gross profit as a percentage of net sales increased to 28.3% in the 2023 fiscal year compared to 27.1% of net sales in the 2022 fiscal year. Our consolidated operating expenses from continuing operations increased by 11.4%, from $6,334,000 in the 2022 fiscal year to $7,053,000 in the 2023 fiscal year. The majority of our corporate general and administrative expenses are borne by our Agricultural Products segment, including costs to be public. The Agricultural Products segment represented $5,920,000 of our total consolidated operating expenses, while our Modular Buildings segment represented $1,133,000.

Our consolidated operating income from continuing operations for the 2023 fiscal year was $1,531,000 compared to operating income of $605,000 for the 2022 fiscal year. Our Agricultural Products segment had operating income of $664,000, and our Modular Buildings segment had operating income of $867,000.

Consolidated net income for the 2023 fiscal year was $267,000 compared to net income of $98,000 in the 2022 fiscal year.

Our effective tax rate for the 2023 and 2022 fiscal years was 29.8% and 16.4%, respectively. The primary driver for the increase in effective tax rate was due to add backs related to differences in restricted stock values at grant and vest date and non-deductible meals expense.

Agricultural Products. Our Agricultural Products segment’s net sales for the 2023 fiscal year were $22,467,000 compared to $20,912,000 during the 2022 fiscal year, an increase of $ 1,555,000, or 7.4%. Commodity prices in the agricultural market remained strong for the majority of fiscal 2023, and our production execution on our pent up backlog led to the increase in sales in fiscal 2023. Incoming orders began to slow near the end of fiscal 2023 as supply chains in our industry began to catch up to demand.

Gross profit percentage for the 2023 fiscal year was 29.3% compared to 30.8% for the 2022 fiscal year. We saw component prices and manufacturing overhead continue to increase from inflationary forces in fiscal 2023. This, coupled with product mix was the primary driver for the decrease in gross profit percentage. We doubled the number of unit sales on our manure spreaders in fiscal 2023, as we added smaller unit options to our manure spreader line. A large portion of our sales increase was related to the manure spreader line which has a lower profit margin to stay competitive with other industry leaders. We continued to make steps to drive production efficiency in fiscal 2023, most notably with the creation of new fixturing to weld a higher volume of parts in our robotic weld cells. We have identified additional ways to improve our profit margin through automation and continue to make that a focus in fiscal 2024.

Our Agricultural Products segment’s operating expenses for the 2023 fiscal year were $5,920,000 compared to $5,239,000 for the 2022 fiscal year, an increase of $681,000, or 13.0%. Our selling expense accounted for approximately $200,000 of this increase, which included additional commissions in fiscal 2023, from increased sales and more sales in territories represented by our independent reps and increased advertising spend in fiscal 2023 to generate more product interest about our products and to reach new geographic areas. Our general and administrative expenses increased approximately $461,000 from fiscal 2022. This was due in part to ERP conversion expenses included training, data conversion and post implementation support. The new ERP is expected to improve our financial reporting, material resource planning and overall administrative efficiency. We also added a Human Resources manager to our team this fiscal year, which added to the increased general and administrative expense. Our costs of being public, most notably, audit fees also increased in fiscal 2023. Our engineering expenses increased approximately $19,000 from fiscal 2022 due to some consulting work to increase robotic weld cell activity. Total income from operations for our Agricultural Products segment during the 2023 fiscal year was $664,000 compared to $1,205,000 for the 2022 fiscal year. Inflationary forces on components, manufacturing overhead, product mix with lesser profit margin compared to fiscal 2022 and increased operating expenses as discussed above were primary drivers of less operating income for fiscal 2023. We continue to strive for improvements that will improve our product margins and improve manufacturability. We took additional steps in fiscal 2023 to increase our operational effectiveness including product quality and efficiency initiatives with upgraded equipment and new internal programs.

Modular Buildings. Our Modular Buildings segment’s net sales for the 2023 fiscal year were $7,814,000 compared to $4,734,000 for the 2022 fiscal year, an increase of $3,080,000, or 65.1%. We saw an increase in agricultural sales in fiscal 2023 from the continued strength of the agricultural market and also landed a large research product that drove up sales. Our Modular Building segment's gross profit for the 2023 fiscal year was 25.6% compared to 10.5% during the 2022 fiscal year. Sales volume played a key factor in increasing our gross profit for fiscal 2023. We also increased our billing rates to combat rising labor and overhead costs from fiscal 2022 that led to better margins in fiscal 2023. Operating expenses for the 2023 fiscal year were $1,133,000 compared to $1,095,000 for the 2022 fiscal year, an increase of $38,000, or 3.5%. This increase was primarily due to increased selling expenses from additional commissions paid on an increase in agricultural building sales. Total income from operations from our Modular Buildings segment during the 2023 fiscal year was $867,000 compared to operating loss of $600,000 in the 2022 fiscal year. We took steps in fiscal 2023 to improve our project management team to increase profitability on projects and to provide better service to our customers. We believe our brand and sales lead funnel is providing us with increased sales potential in fiscal 2024.

Discontinued Operations. On June 7, 2023 we announced we would be discontinuing our Tools segment with the last day of normal operations on July 14, 2023. There were no employees as of November 30, 2023. One employee remained employed by the Tools segment through October 2, 2023 to oversee the liquidation process, mainly the sale of remaining inventory and auctioning off machinery and equipment. Our discontinued operations generated approximately $661,000 from operating activities for the twelve months ended November 30, 2023, which includes the liquidation of inventory and receivables and approximately $76,000 from investing activities from the sale of equipment. The Company real estate is listed for sale at market value in the Canton, Ohio area. We estimate approximately $2,000,000 in net proceeds on the sale of this real estate based on market value of comps in the area. Our Tools segment had sales of $2,031,000 for the twelve months ended November 30, 2023 and $2,753,000 for the twelve months ended November 30, 2022. Management believes the liquidation of the Tools segment will allow for investment in technological advances that improve efficiency and margins in the Agricultural Products segments, our largest revenue source.

Trends and Uncertainties

We are subject to a number of trends and uncertainties that may affect our short-term or long-term liquidity, sales revenues, and operations. Similar to other farm equipment manufacturers, we are affected by items unique to the farm industry, including fluctuations in farm income resulting from the change in commodity prices, crop damage caused by weather and insects, government farm programs, interest rate fluctuations, and other unpredictable variables. Other uncertainties include our OEM customers and the decisions they make regarding their current supply chain structure, inventory levels, and overall business conditions. Management believes that our business is dependent on the farming industry for the bulk of our sales revenues. As such, our business tends to reap the benefits of increases in farm net income, as farmers tend to purchase equipment in lucrative times and forgo purchases in less profitable years. Direct government payment over the past few years and costs of agricultural production are increasing; further increases in the value of production will benefit our business, while any future decreases in the value of production will decrease farm net income and may negatively affect our financial results.

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

Liquidity and Capital Resources

Our main source of funds during the 2023 fiscal year was cash generated by financing activities. Income from continuing operations, sale of inventory and property, plant and equipment of our discontinued operations and the use of our line of credit were used to fund our operating and investing activities. A large increase in receivables consumed cash in 2023 as we used extended terms to increase our sales in fiscal 2023. We also consumed significant cash increasing our inventory to stay ahead of supply chain delays. We expect to be driving these inventory levels down in fiscal 2024 as many of our vendor lead times are returning to pre pandemic levels. We used approximately $841,000 in fiscal 2023 for purchases of property, plant and equipment, primarily facility upgrades and manufacturing equipment to improve operational efficiency. We expect our primary capital needs for fiscal 2024 to be operating expenses. We also expect to use cash in fiscal 2024 to acquire additional equipment that improves automation and efficiency in our manufacturing process. These additions will help us drive out costs to improve product margins and be more competitive in our industry. We expect to receive approximately $1,200,000 of net proceeds from the Employee Retention Credit in fiscal 2024 and estimate expected net proceeds of  approximately $2,000,000 upon sale of our Ohio real estate, which we expect will be used to retire a significant portion of our debt and fund capex needs as discussed above. Due to the timing of filing an ERC claim after the IRS announced a moratorium on processing applications, and uncertainty surrounding the nature and timing of the claim approval and subsequent payment process, recognition of the claim is deferred until payment is received. Accordingly the claim has not been recorded in receivables, assets, or income.

We have a Bank Midwest credit facility consisting of a $5,000,000 revolving line of credit and a $500,000 reserve line of credit, pursuant to which we had borrowed a combined $4,413,520, with $1,086,480 remaining, as of November 30, 2023, and two term loans, which had outstanding principal balances of $2,080,718 and $336,858 as of November 30, 2023. The revolving line of credit is being used for working capital purposes. We also have three Economic Injury Disaster Loans provided by the U.S. Small Business Administration with an aggregate principal balance of $482,078 as of November 30, 2023. $160,599 of the EIDL balance is tied to our discontinued operation and is expected to be paid upon liquidation of the real estate.

Our loans require us to comply with various covenants, including maintaining certain financial ratios and obtaining prior written consent from Bank Midwest for any investment in, acquisition of, or guaranty relating to another business or entity. We were out of compliance with our debt to worth ratio covenant in place under the Bank Midwest loans as of November 30, 2023. Bank Midwest has issued a waiver for the noncompliance as of November 30, 2023.

For additional information about our financing activities, please refer to Note 9 “Loan and Credit Agreements” to our financial statements in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this report.

The following table represents our working capital and current ratio as of the end of the past two fiscal years:

	November 30, 2023	November 30, 2022
Current Assets	$15,085,494	$14,133,429
Current Liabilities	9,395,023	9,267,289
Working Capital	$5,690,471	$4,866,140

Current Ratio	1.61	1.53

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
Armstrong, Iowa

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Art’s-Way Manufacturing Co., Inc. and Subsidiaries (the “Company”) as of November 30, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Inventories

As discussed in Note 4 to the Company’s consolidated financial statements, the gross inventories balance was $12,614,410, and the balance net of reserves was $11,031,362 as of November 30, 2023. The Company values its inventories at the lower of cost or net realizable value, with cost being determined using the standard costing method, which approximates First-In, First-Out. The Company adjusts the value of inventory for slow-moving and obsolete inventory based on expected usage information for raw materials and historical selling trends for finished goods. As disclosed by management, if these factors are less favorable than those projected, additional inventory adjustments may be required.

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

The primary procedures we performed to address this critical audit matter included:

●	Gaining an understanding of management’s processes, controls, and methodology to develop the estimates.
●

Evaluating the reasonableness of assumptions used by management in forming the forecasted inventory usage and future salability, including examining historical accuracy of the Company’s prior estimates by considering subsequent sales and write-off activity.

●	Testing the completeness, accuracy, and relevance of the underlying data used in management’s estimate.
●	Testing the mathematical accuracy and computation related to the application of the methodology to specific inventory items and categories.

/s/ Eide Bailly LLP

We have served as the Company’s auditor since 2006.

Denver, Colorado

February 28, 2024

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Balance Sheets

	November 30, 2023	November 30, 2022
Assets
Current assets:
Cash	$4,014	$5,055
Accounts receivable-customers, net of allowance for doubtful accounts of $32,137 and $33,288 in 2023 and 2022, respectively	3,432,216	2,466,790
Inventories, net	11,031,362	9,606,708
Cost and profit in excess of billings	289,282	450,906
Other current assets	296,662	333,287
Current assets of discontinued operations	31,958	1,270,683
Total current assets	15,085,494	14,133,429
Property, plant, and equipment, net	5,060,595	4,945,225
Assets held for lease, net	145,494	400,325
Deferred income taxes, net	2,503,213	2,605,395
Other assets	583,752	474,714
Other assets of discontinued operations	1,023,566	1,389,226
Total assets	$24,402,114	$23,948,314
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,256,502	$2,510,463
Customer deposits	416,044	825,413
Billings in excess of cost and profit	351,289	328,041
Income taxes payable	5,000	3,500
Accrued expenses	1,399,232	1,161,761
Line of credit	4,413,520	3,924,500
Current portion of finance lease liabilities	257,454	142,893
Current portion of long-term debt	109,193	94,808
Current liabilities of discontinued operations	186,789	275,910
Total current liabilities	9,395,023	9,267,289
Long-term liabilities
Long-term portion of operating lease liabilities	13,774	22,426
Long-term portion of finance lease liabilities	722,200	475,411
Long-term debt, excluding current portion	2,629,862	2,743,383
Long-term liabilities of discontinued operations	-	289,168
Total liabilities	12,760,859	12,797,677
Commitments and Contingencies (Notes 8, 9 and 10)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2023 and 2022; issued and outstanding 0 shares in 2023 and 2022.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2023 and 2022; issued 5,106,922 in 2023 and 5,013,671 in 2022	51,069	50,137
Additional paid-in capital	4,838,425	4,547,172
Retained earnings	7,021,253	6,754,284
Treasury stock, at cost (94,256 shares in 2023 and 64,574 shares in 2022)	(269,492)	(200,956)
Total stockholders’ equity	11,641,255	11,150,637
Total liabilities and stockholders’ equity	$24,402,114	$23,948,314

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Statements of Operations

	Years Ended
	November 30, 2023	November 30, 2022
Sales	$30,280,957	$25,646,152
Cost of goods sold	21,697,075	18,707,496
Gross profit	8,583,882	6,938,656
Expenses:
Engineering	598,065	580,537
Selling	2,132,101	1,904,573
General and administrative	4,322,475	3,848,828
Total expenses	7,052,641	6,333,938
Income from operations	1,531,241	604,718
Other income (expense):
Interest expense	(590,005)	(404,188)
Other	147,512	240,414
Total other income (expense)	(442,493)	(163,774)
Income from continuing operations before income taxes	1,088,748	440,944
Income tax expense	325,959	66,823
Income from continuing operations	762,789	374,121
Discontinued Operations
Loss from discontinued operations before income taxes	(708,313)	(323,944)
Income tax benefit	(212,493)	(47,620)
(Loss) on discontinued operations	(495,820)	(276,324)
Net Income	$266,969	$97,797

Net income per share - Basic:
Continuing Operations	$0.15	$0.08
Discontinued Operations	(0.10)	(0.06)
Net income per share	$0.05	$0.02

Net income per share - Diluted:
Continuing Operations	$0.15	$0.08
Discontinued Operations	(0.10)	(0.06)
Net income per share	$0.05	$0.02

Weighted average outstanding shares used to compute basic net income per share	5,002,238	4,707,384
Weighted average outstanding shares used to compute diluted net income per share	5,002,238	4,707,384

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Statements of Stockholders' Equity

Years Ended November 30, 2023 and 2022

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2021	4,583,504	$45,835	$3,760,649	$6,656,487	44,532	$(108,524)	$10,354,447
Stock based compensation	110,167	1,102	286,619	-	20,042	(92,432)	195,289
Common stock purchase agreement	320,000	3,200	499,904	-	-	-	503,104
Net Income	-	-	-	97,797	-	-	97,797
Balance, November 30, 2022	5,013,671	50,137	4,547,172	6,754,284	64,574	(200,956)	11,150,637
Stock based compensation	93,251	932	291,253	-	29,682	(68,536)	223,649
Net Income	-	-	-	266,969	-	-	266,969
Balance, November 30, 2023	5,106,922	$51,069	$4,838,425	$7,021,253	94,256	$(269,492)	$11,641,255

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Statements of Cash Flows

	Twelve Months Ended
	November 30, 2023	November 30, 2022
Cash flows from operations:
Net income from continuing operations	$762,789	$374,121
Net loss from discontinued operations	$(495,820)	$(276,324)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock based compensation	292,185	287,721
Decrease in obsolete inventory reserves	(126,707)	(204,997)
Gain on disposal of property, plant, and equipment	(92,495)	(154,112)
Depreciation and amortization expense	804,820	661,018
Accrued interest on deferred debt payments	-	16,917
Decrease in allowance for doubtful accounts	(1,151)	(3,489)
Deferred income taxes	102,182	16,491
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(964,275)	(83,669)
Inventories	(1,297,947)	(1,077,041)
Other assets	44,117	2,735
Increase (decrease) in:
Accounts payable	(253,961)	934,160
Contracts in progress, net	184,872	(226,342)
Customer deposits	(409,369)	551,857
Income taxes payable	1,500	(2,000)
Accrued expenses	237,471	133,251
Net cash provided by (used in) operating activities - continuing operations	(715,969)	1,226,621
Net cash provided by (used in) operating activities - discontinued operations	660,775	(274,900)
Net cash provided by (used in) operating activities	(55,194)	951,721
Cash flows from investing activities:
Purchases of property, plant, and equipment	(841,784)	(1,669,481)
Net proceeds from sale of assets	286,815	403,504
Net cash used in investing activities - continuing operations	(554,969)	(1,265,977)
Net cash provided by (used in) investing activities - discontinued operations	101,457	(77,870)
Net cash used in investing activities	(453,512)	(1,343,847)
Cash flows from financing activities:
Net change in line of credit	489,020	(150,030)
Proceeds from finance lease obligations	397,536	-
Principal payments on finance lease obligations	(184,881)	(88,251)
Proceeds from term debt	-	350,000
Repayment of term debt	(99,136)	(94,365)
Proceeds from common stock purchase agreement	-	545,529
Cost of equity issuance	-	(42,425)
Repurchases of common stock	(68,536)	(92,432)
Net cash provided by financing activities - continuing operations	534,003	428,026
Net cash used in financing activities - discontinued operations	(26,338)	(33,503)
Net cash provided by financing activities	507,665	394,523
Net increase (decrease) in cash	(1,041)	2,397
Cash at beginning of period	5,055	2,658
Cash at end of period	$4,014	$5,055

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$606,747	$421,241
Income taxes	3,646	2,365

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use (ROU) assets acquired (included in other assets)	$134,544	$698,153
Less: Cash proceeds received under Manufacturing 4.0 grant applied to ROU Assets	-	(224,513)
Total (ROU) assets acquired (included in other assets)	$134,544	$473,640

Amortization of operating lease ROU assets (included in other assets)	$12,375	$12,862

Supplemental disclosures of non-cash financing activities:
Market value of commitment shares issued under purchase agreement	$-	$160,000

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

During the third quarter of fiscal 2023, the Company ceased operations of its Tools business, Ohio Metal Working Products/Art's Way, which in previous periods, was reported in the consolidated numbers as the Company's third operating segment.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of Art’s-Way Manufacturing Co., Inc. and its wholly-owned subsidiaries for the 2023 fiscal year, which includes Art’s-Way Scientific, Inc. and Ohio Metal Working Products/Art’s-Way, Inc, which is presented separately as a discontinued operation for all periods presented. All inter-company accounts and transactions are eliminated in consolidation.

(c)	Cash Concentration

The Company maintains several different accounts at one bank, and balances in these accounts could periodically exceed the federally insured limits. However, management believes the risk of loss to be low.

(d)	Customer Concentration

During the 2023 and 2022 fiscal years, one customer accounted for more than approximately 12% and 11%, respectively, of consolidated revenues from continuing operations.

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

The Company began offering floorplan terms in its Agricultural Products segment during its Fall 2021 early order program to incentivize customers to stock farm equipment on their lots during the 2022 fiscal year and continued to offer this program for fiscal 2023. Floorplan terms allow customers to pay the Company at the earliest of retail date or 180 days. The Company had approximately $1,920,000 in accounts receivable at November 30, 2023 that was part of its floorplan program on extended terms compared to $1,033,000 for the year ended November 30, 2022.

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

Inventories are stated at the lower of cost or net realizable value, and cost is determined using the standard costing method which approximates costs determined on the first-in, first-out basis. Management monitors the carrying value of inventories using inventory control and review processes that include, but are not limited to, sales forecast review, inventory status reports, and inventory reduction programs. The Company records inventory write downs to net realizable value based on expected usage information for raw materials and historical selling trends for finished goods. Additional write downs may be necessary if the assumptions made by management do not occur.

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

Lessee. The Company determines if an arrangement is a lease at inception of a contract. The nature of the Company’s leases at this time is shop machinery and office equipment, mainly copiers, with terms of 12 to 60 months. Operating and finance leases are included in other assets as lease right-of-use (“ROU”) assets on the Consolidated Balance Sheets while current operating lease liabilities are included in accrued expenses. The short-term portion of finance leases along with long-term portions of operating and finance lease liabilities are presented on the face of the Consolidated Balance Sheets.

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

The components of operating leases on the Consolidated Balance Sheets at November 30, 2023 and November 30, 2022 were as follows:

	November 30, 2023	November 30, 2022
Operating lease right-of-use assets (other assets)	$22,427	$31,527

Current portion of operating lease liabilities (accrued expenses)	$8,653	$9,101
Long-term portion of operating lease liabilities	13,774	22,426
Total operating lease liabilities	$22,427	$31,527

The Company's continuing operations recorded $17,459 of operating lease expense in the year ended November 30, 2023 compared to $17,366 in the same period of fiscal 2022, including variable costs tied to usage. The Company’s operating leases carry a weighted average lease term of 30 months and have a weighted average discount rate of 4.75%.

Future maturities of operating lease liabilities as of November 30, 2023 are as follows:

Year Ending November 30,
2024	9,532
2025	9,532
2026	4,766
Total lease payments	23,829
Less imputed interest	(1,402)
Total operating lease liabilities	22,427

The components of finance leases on the Consolidated Balance Sheets on November 30, 2023 and November 30, 2022 were as follows:

	November 30, 2023	November 30, 2022
Finance lease right-of-use assets (net of amortization in other assets)	$511,367	$396,220
	$511,367	$396,220

Current portion of finance lease liabilities	$257,454	$142,893
Long-term portion of finance lease liabilities	722,200	475,411
Total finance lease liabilities	$979,654	$618,304

The Company received grant funds from the Iowa Economic Development’s Manufacturing 4.0 program in prior years for the purchase of assets. These funds have reduced the right-of-use asset account for the proceeds and will reduce amortization over the life of the asset.

Future maturities of finance lease liabilities as of November 30, 2023 are as follows:

Year Ending November 30,
2024	$302,714
2025	248,050
2026	246,466
2027	213,481
2028	82,147
Total lease payments	1,092,858
Less imputed interest	(113,204)
Total finance lease liabilities	$979,654

The weighted average lease term of the Company’s finance leases are 45 months while the weighted average rate of finance leases is 5.19%. The Company's continuing operations incurred $129,891 of amortization expense from ROU assets related to finance leases in fiscal 2023 compared to $110,426 in fiscal 2022.

Lessor. The Company's lessor arrangements primarily include contracts for temporary building rentals or permanent building financing for our Modular Buildings segment. The Company classifies its leases at inception as operating, direct financing or sales-type leases. A lease is classified as a sales-type lease if at least one of the following criteria is met: (1) the lease transfers ownership of the underlying asset to the lessee, (2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) the lease term is for a major part of the remaining economic life of the underlying asset, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying assets, or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Furthermore, when none of the above criteria is met, a lease is classified as a direct financing lease if both of the following criteria are met: (1) the present value of the of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds the fair value of the underlying asset and (2) it is probable that the lessor will collect the lease payments plus any amount necessary to satisfy a residual value guarantee. A lease is classified as an operating lease if it does not qualify as a sales-type or direct financing lease. Currently, the Company classifies all of its lessor arrangements as operating leases.

See note 7 Assets Held for Lease for more information.

(i)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is entirely dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

The Company classifies interest and penalties to be paid on an underpayment of taxes as income tax expense. The Company files income tax returns in the U.S. federal jurisdiction and various states and previously in Canada. The Company is no longer subject to Canadian, U.S. federal or state income tax examinations by tax authorities for years ended before November 30, 2020.

(j)	Revenue Recognition

The Company’s revenues primarily result from contracts with customers. The major sources of revenue for the Agricultural Products are farm equipment and service parts related to farm equipment. The Agricultural Products segment generally executes short-term contracts that contain a single performance obligation – the delivery of product to the common carrier. The Company recognizes revenue for the production and sale of farm equipment and service parts upon shipment of the goods. Risk of ownership and title pass to the customer upon shipment of the goods. All sales are made to authorized dealers whose application for dealer status has been approved and who have been informed of general sales policies. Any changes in the Company’s terms are documented in the most recently published price lists. Pricing is fixed and determinable according to the Company’s published equipment and parts price lists. Title to all equipment and parts sold passes to the customer upon delivery to the carrier and is not subject to a customer acceptance provision. Proof of the passing of title is documented and retained by the Company. Post shipment obligations are limited to any claim with respect to the condition of the equipment or parts. The Agricultural Products segment typically requires payment in full 30 days after the ship date. To take advantage of program discounts, some customers pay deposits up front. Any deposits received increase contract liabilities.

In certain circumstances, upon the customer’s written request, the Company may recognize revenue when production is complete, and the goods are ready for shipment. At the customer’s request, the Company will bill the customer upon completing all performance obligations, but before shipment. The customer dictates that the Company ship the goods per the customer’s direction from the Company’s manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that the Company will segregate the goods from its inventory, such that they are not available to fill other orders. This agreement also specifies that the customer is required to purchase all goods manufactured under this agreement. Title of the goods will pass to the customer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the customer, and the customer agrees to maintain insurance on the manufactured items that have not yet been shipped. The Company has operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both the customer and the Company. The credit terms on these agreements are consistent with the credit terms on all other sales. All risks of loss are shouldered by the customer, and there are no exceptions to the customer’s commitment to accept and pay for these manufactured goods. Revenues recognized at the completion of production in the 2023 and 2022 fiscal years were approximately $3,110,000 and $1,010,000 respectively.

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

	Twelve Months Ended November 30, 2023
	Agricultural	Modular Buildings	Total
Farm equipment	$19,188,000	$-	$19,188,000
Farm equipment service parts	2,886,000	-	2,886,000
Modular buildings	-	7,590,000	7,590,000
Modular building lease income	-	112,000	112,000
Other	393,000	112,000	505,000
	$22,467,000	$7,814,000	$30,281,000

	Twelve Months Ended November 30, 2022
	Agricultural	Modular Buildings	Total
Farm equipment	$17,825,000	$-	$17,825,000
Farm equipment service parts	2,575,000	-	2,575,000
Modular buildings	-	4,550,000	4,550,000
Modular building lease income	-	62,000	62,000
Other	512,000	122,000	634,000
	$20,912,000	$4,734,000	$25,646,000

The Company began offering floorplan terms in its Agricultural Products segment during its Fall 2021 early order program to incentivize customers to stock farm equipment on their lots during the 2022 fiscal year and continued to offer this program for fiscal 2023. Floorplan terms allow customers to pay the Company at the earliest of retail date or 180 days. This program has an effect on the timing of the Company’s fiscal 2023 cash flows compared with historical cash flows.

(l)	Contract Receivables, Contract Assets and Contract Liabilities

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers included on the Consolidated Balance Sheets.

	November 30, 2023	November 30, 2022
Receivables	$3,432,000	$2,466,790
Assets	289,000	451,000
Liabilities	767,000	1,153,000

The amount of revenue recognized in fiscal year 2023 that was included in a contract liability at  November 30, 2022 was approximately $1,153,000 compared to $558,000 for the prior year. The beginning balance of contract receivables, assets and liabilities at December 1, 2021 was $2,380,000; $177,000 and $558,000, respectively. The change in contract receivables reflected above results from contract billings for all three segments as performance obligations are met. The decrease in contract assets on November 30, 2023 is due to progress on construction contracts and the reduction of construction costs in excess of billings in the Modular Buildings segment. Contract liabilities include customer deposits and billings in excess of cost and profit on the consolidated balance sheets. Contract liabilities have decreased due to the fulfillment of customer deposits received on the Agricultural Products segment as part of our 2022 fall early order program that offers cash discounts for equipment deposits.

The Company will utilize the practical expedient exception for these contracts and will report only on performance obligations greater than one year. As of November 30, 2023, and November 30, 2022, the Company has no performance obligations with an original expected duration greater than one year.

(m)	Software Development Costs

The Company capitalizes costs related to software developed or obtained for internal use in accordance with the ASC 350-40, Internal-Use Software (“ASC 350-40”). The following illustrates the various stages and related processes of computer software development in accordance with ASC 350-40:

Preliminary project stage: (a) conceptual formulation of alternatives; (b) evaluation of alternatives; (c) determination of existence of needed technology; and (d) final selection of alternatives. Internal and external costs incurred during the preliminary project stage are expensed as incurred.

Application development stage: (a) design of chosen path, including software configuration and software interfaces; (b) coding; installation to hardware; and (c) testing, including parallel processing phase. Internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized. Data Conversion costs are expensed as incurred.

Post-implementation-operation stage: (a) training; and (b) application maintenance. Internal and external costs incurred during the post-implementation-operation stage are expensed as incurred.

Certain costs incurred are considered enhancements, modifications to existing internal-use software that result in additional functionality. Enhancements normally require new software specifications and may also require a change to all or part of the existing software specifications. When this additional functionality is determinable, the related costs are capitalized. Otherwise, costs are expensed as incurred. Capitalization of internal-use software costs ceases when a computer software project is substantially complete and ready for its intended use.

The Company moved to an updated cloud based version of its QAD ERP system in the third fiscal quarter of 2023. Since the software is a cloud computing arrangement, the Company accounts for the software as a service contract while the costs related to implementation still fall under ASC 350-40 for internal use software and are capitalized. Because the agreement is considered a service contract, the implementation costs are amortized over the original service contract period and any automatic renewal period and are included in operating costs with the service contract. The Company had approximately $183,000 of capitalized costs in other current assets to be amortized as operating expense over the service agreement period through May 31, 2025. The Company amortized approximately $30,000 of implementation costs in the twelve months ended November 30, 2023. The Company expensed approximately $26,000 of non capitalizable implementation costs twelve months ended November 30, 2022 compared to approximately $58,000  twelve months ended November 30, 2023.

(m)	Research and Development

Research and development costs are expensed when incurred. Such costs approximated $204,000 and $193,000 for the 2023 and 2022 fiscal years, respectively. Research and development costs are included in engineering expenses on the Consolidated Statements of Operations.

(n)	Advertising

Advertising costs are expensed when incurred. Such costs approximated $229,000 and $190,000 for the 2023 and 2022 fiscal years, respectively. Advertising costs are included in selling expenses on the Consolidated Statements of Operations.

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

Basic and diluted income per common share have been computed based on the following as of November 30, 2023 and 2022:

	For the Twelve Months Ended
	November 30, 2023	November 30, 2022
Numerator for basic and diluted net income per share:

Net income from continuing operations	$762,789	$374,121
Net loss from discontinued operations	(495,820)	(276,324)
Net Income	$266,969	$97,797

Denominator:
For basic net income per share - weighted average common shares outstanding	5,002,238	4,707,384
Effect of dilutive stock options	-	-
For diluted net income per share - weighted average common shares outstanding	5,002,238	4,707,384

Net income per share - Basic:
Continuing Operations	$0.15	$0.08
Discontinued Operations	(0.10)	(0.06)
Net income per share	$0.05	$0.02

Net income per share - Diluted:
Continuing Operations	$0.15	$0.08
Discontinued Operations	(0.10)	(0.06)
Net income per share	$0.05	$0.02

(p)	Stock Based Compensation

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

(2)	Discontinued Operations

On June 7, 2023, the Company announced that it would be discontinuing the operations of its Tools segment in order to focus its efforts and resources on the business segments that have historically been more successful and that are expected to present greater opportunities for meaningful long-term stockholder returns. A large portion of this segment's assets were disposed of in the 3rd quarter of fiscal 2023. The primary asset of this business, the real estate, is currently listed for sale. The company is working to finish liquidation over the next two fiscal quarters. The cessation of operations and liquidation of the Tools segment represents a strategic shift as a unique business unit of the Company. In accordance with Accounting Standard Code Topic 360, the Company has reclassified Tools as discontinued operations for all periods presented.

The components of discontinued operations in the accompanying Consolidated Balance Sheets are as follows:

	November 30, 2023	November 30, 2022
Accounts receivables	$-	$255,508
Inventory	18,013	1,004,844
Other current assets	13,945	10,331
Current assets of discontinued operations	$31,958	$1,270,683

	November 30, 2023	November 30, 2022
Property, plant, and equipment, net	$1,023,566	$1,233,692
Other assets	-	155,534
Other assets of discontinued operations	$1,023,566	$1,389,226

	November 30, 2023	November 30, 2022
Accounts payable	$3,539	$120,503
Accrued salaries, wages, and commissions	-	81,026
Current portion of long-term debt	160,599	2,870
Other current liabilities	22,651	71,511
Current liabilities of discontinued operations	$186,789	$275,910

	November 30, 2023	November 30, 2022
Long-term portion of operating lease liabilities	$-	$1,590
Long-term portion of finance lease liabilities	-	126,720
Long-term debt, excluding current portion	-	160,858
Long-term liabilities of discontinued operations	$-	$289,168

The components of discontinued operations in the accompanying Consolidated Statement of Operations are as follows:

	Tools
	Twelve Months Ended
	November 30, 2023	November 30, 2022
Sales	$2,030,714	$2,753,485
Cost of goods sold	2,122,287	2,385,409
Gross profit (loss)	(91,573)	368,076
Expenses:
Engineering	-	-
Selling	156,682	263,578
General and administrative	413,857	376,536
Total expenses	570,539	640,114
Income from operations	(662,112)	(272,038)
Other income (expense):
Interest expense	(61,516)	(49,684)
Other	15,315	(2,222)
Total other expense	(46,201)	(51,906)
Income before income taxes	(708,313)	(323,944)
Income tax benefit	(212,493)	(47,620)
Net Income	$(495,820)	$(276,324)

The reportable segment information of discontinued operations is as follows:

	Tools
	Twelve Months Ended
	November 30, 2023	November 30, 2022
Revenue from external customers	$2,031,000	$2,754,000
Gross Profit	$(92,000)	$368,000
Income (loss) from operations	$(662,000)	$(272,000)
Income (loss) before tax	$(708,000)	$(324,000)
Total Assets	$1,056,000	$2,660,000
Capital expenditures (1)	$16,000	$244,000
Depreciation & Amortization	$135,000	$146,000

(1) FY 2022 capital expenditures include $166,000 of finance leased assets.

(3)	Allowance for Doubtful Accounts

A summary of the Company’s activity in the allowance for doubtful accounts is as follows:

	Twelve Months Ended
	November 30, 2023	November 30, 2022
Balance, beginning	33,288	32,147
Provision (recovery) charged to expense	(1,151)	(3,092)
(Less amounts charged-off)/Recovery	-	4,233
Balance, ending	$32,137	$33,288

(4)	Inventories

Major classes of inventory are:

	November 30, 2023	November 30, 2022
Raw materials	$8,860,296	$8,174,519
Work in process	281,760	371,125
Finished goods	3,472,354	2,622,142
Total Gross Inventory	$12,614,410	$11,167,786
Less: Reserves	(1,583,048)	(1,561,078)
Net Inventory	$11,031,362	$9,606,708

(5)	Contracts in Progress

Amounts included in the consolidated financial statements related to uncompleted contracts are as follows:

	Cost and Profit in	Billings in Excess of
	Excess of Billings	Costs and Profit
November 30, 2023
Costs	$839,161	$3,228,941
Estimated earnings	299,230	1,421,112
	1,138,391	4,650,053
Less: amounts billed	(849,109)	(5,001,342)
	$289,282	$(351,289)

November 30, 2022
Costs	$848,516	$731,490
Estimated earnings	293,094	138,568
	1,141,610	870,058
Less: amounts billed	(690,704)	(1,198,099)
	$450,906	$(328,041)

The amounts billed on long-term contracts are due 30 days from invoice date. All amounts billed are expected to be collected within the next 12 months. Retainage included in accounts receivable was $28,082 and $4,087 as of November 30, 2023 and 2022, respectively.

(6)	Property, Plant, and Equipment

Major classes of property, plant, and equipment are:

	November 30, 2023	November 30, 2022
Land	$70,503	$70,503
Buildings and improvements	7,332,416	7,079,047
Construction in Progress	-	354,494
Manufacturing machinery and equipment	10,386,044	10,668,224
Trucks and automobiles	576,704	546,815
Furniture and fixtures	115,059	115,059
	18,480,726	18,834,142
Less accumulated depreciation	(13,420,131)	(13,888,917)
Property, plant and equipment	$5,060,595	$4,945,225

Depreciation and amortization expense for continuing operations totaled $804,820 and $661,018 for the 2023 and 2022 fiscal years, respectively. These totals include amortization of right-of-use assets on finance leases as discussed in Note 1 “Summary of Significant Accounting Policies” section (h) “Leases” above.

(7)	Assets Held for Lease

Major components of assets held for lease are:

	November 30, 2023	November 30, 2022
Modular Buildings	$145,494	$400,325
Total assets held for lease	$145,494	$400,325

The Company’s Modular Buildings segment enters into leasing arrangements with customers from time-to-time. The Company had four buildings in assets held for lease for the year ending November 30, 2023 and five buildings for the year ended November 30, 2022.

One modular building held for lease was sold in fiscal 2023 for $278,915 compared to two modular buildings sold in fiscal 2022 for $383,904. The Company recognized a gain on the sale of assets held for lease of approximately of $114,156 in fiscal 2023 compared to a gain $150,069 in fiscal 2022.

Rents recognized in sales were related to the leasing of modular buildings as a part of the normal course of business operations of the Modular Buildings segment. There were $111,669 of rents recognized from assets held for lease included in sales on the Consolidated Statements of Operations during the 2023 fiscal year compared to $61,534 in the 2022 fiscal year.

The future minimum lease receipts from assets held for lease on November 30, 2023 are as follows:

Year Ending November 30,	Amount
2024	$159,010
2025	59,500
Total	$218,510

(8)	Accrued Expenses

Major components of accrued expenses are:

	November 30, 2023	November 30, 2022
Accrued salaries, wages, and commissions	$805,908	$674,682
Accrued warranty expense	295,113	192,301
Other	298,211	294,778
	$1,399,232	$1,161,761

(9)	Product Warranty

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

Changes in the Company’s product warranty liability included in accrued expenses for the 2023 and 2022 fiscal years are as follows:

	For the Twelve Months Ended
	November 30, 2023	November 30, 2022
Balance, beginning	$192,301	$201,850
Settlements / adjustments	(330,951)	(349,889)
Warranties issued	433,763	340,340
Balance, ending	$295,113	$192,301

(10)	Loan and Credit Agreements

Bank Midwest Revolving Lines of Credit and Term Loans

The Company maintains a $5,000,000 revolving line of credit (the “Line of Credit”) and a $500,000 revolving line of credit (the “Reserve Line of Credit”) with Bank Midwest. The Reserve Line of Credit expires on March 30, 2024 and was used for additional working capital. On November 30, 2023, the combined balance of the Line of Credit and Reserve Line of Credit was $4,413,520 with $1,086,480 remaining available, as may be limited by the borrowing base calculation. The Line of Credit borrowing base is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of net inventory, less any outstanding loan balance on the Line of Credit. On November 30, 2023, the Line of Credit and Reserve Line of Credit were not limited by the borrowing base calculation. Any unpaid principal amount borrowed on the Line of Credit accrues interest at a floating rate per annum equal to 1.25% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 9.75% per annum. The Line of Credit was most recently renewed on March 29, 2023. The Line of Credit matures on March 30, 2024 and requires monthly interest-only payments. The unpaid principal amount borrowed on the Reserve Line of Credit accrued interest at a floating rate per annum equal to 1.25% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal with a current rate of 9.75% per annum. The Line of Credit is governed by the terms of a Promissory Note, dated March 29, 2023, entered into between the Company and Bank Midwest. The Reserve Line of Credit is governed by the terms of a Promissory Note, dated August 30, 2023, entered into between the Company and Bank Midwest with an original expiration date of November 30, 2023 and was extended to March 30, 2024 with a change in terms agreement dated November 30, 2023.

The Company carries a $2,600,000 term loan with Bank Midwest due October 1, 2037 (the “Term Loan”). The Term Loan accrues interest at a rate of 7.00%. The interest rate may only be adjusted by Bank Midwest once every five years. Monthly payments of $19,648 in principal and interest are required on the Term Loan. The Term Loan is also guaranteed by the United States Department of Agriculture (“USDA”), which required an upfront guarantee fee of $62,400 and requires an annual fee of 0.5% of the unpaid balance. As part of the USDA guarantee requirements, shareholders owning more than 20% are required to personally guarantee a portion of the Term Loan, in an amount equal to their stock ownership percentage. The J. Ward McConnell Jr. Living Trust, the estate of the former Vice Chairman of the Board of Directors and a shareholder owning more than 20% of the Company’s outstanding stock, is guaranteeing approximately 38% of the Term Loan, for an annual fee of 2% of the personally guaranteed amount. The initial guarantee fee will be amortized over the life of the Term Loan, and the annual fees and personally guaranteed amounts are expensed monthly. The Term Loan is governed by the terms of a Promissory Note, dated September 28, 2017, entered into between the Company and Bank Midwest.

The Company also carries a Roof Term Loan (the “Roof Term Loan”) of $350,000 with Bank Midwest entered into on May 17, 2022 with a maturity date of May 15, 2027. The Roof Term Loan’s proceeds were used to fix sections of the Armstrong facility’s roof. The Roof Term Loan requires 59 regular payments of $2,972 and an estimated balloon payment of $269,517 on the maturity date of May 15, 2027. Any unpaid principal amount borrowed on the Roof Term Loan accrues interest at a fixed rate of 7.00%. The Roof Term Loan is governed by the terms of a Promissory Note, dated May 17, 2022, and a Change of Terms agreement dated March 30, 2023, entered into between the Company and Bank Midwest.

In connection with the Line of Credit, the Company, Art’s-Way Scientific, Inc. and Ohio Metal Working Products/Art’s-Way Inc. each entered into a Commercial Security Agreement with Bank Midwest, dated September 28, 2017, pursuant to which each granted to Bank Midwest a first priority security interest in certain inventory, equipment, accounts, chattel paper, instruments, letters of credit and other assets to secure the obligations of the Company under the line of credit. Each of Art’s-Way Scientific, Inc. and Ohio Metal Working Products/Art’s-Way Inc. also agreed to guarantee the obligations of the Company pursuant to the Line of Credit, as set forth in Commercial Guaranties, each dated September 28, 2017.

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

Compliance with Bank Midwest covenants is measured annually on November 30 with the exception of the Company's working capital requirement, which is measured monthly. The terms of the Bank Midwest loan agreements require the Company to maintain a minimum of $4,000,000 of monthly working capital. Additionally, a maximum debt to worth ratio of 1 to 1 must be maintained, with a minimum of 40% tangible balance sheet equity, with variations subject to mutual agreement. The Company is also required to maintain a minimum debt service coverage ratio of 1.25, with a 0.10 tolerance. The Company also must receive bank approval for purchases or sales of equipment over $100,000 annually and maintain reasonable salaries and owner compensation. The Company received the necessary approvals for purchases of equipment over $100,000 for the twelve months ended November 30, 2023. The Company was out of compliance with its debt to worth ratio by ten percentage points on the Bank Midwest loans as of November 30, 2023. Bank Midwest issued a waiver forgiving the noncompliance, and in turn waived the event of default. The next measurement date is November 30, 2024 for all covenants except the monthly working capital requirement.

SBA Economic Injury Disaster Loans

In June of 2020, the Company executed the standard loan documents required for securing loans offered by the U.S. Small Business Administration under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Two loans were executed on June 18, 2020 with principal amounts of $150,000 each, with a third loan being executed on June 24, 2020 with a principal amount of $150,000. Proceeds from these EIDLs are being used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue from the date of inception. Installment payments, including principal and interest, are due monthly beginning December 18, 2022 (thirty months from the date of the EIDLs) and December 24, 2022 in the amount of $731 per EIDL. The balance of principal and interest is payable 30 years from the date of the EIDL. The EIDLs are secured by a security interest on all of the Company’s assets. Each EIDL is governed by the terms of a separate Promissory Note, dated either June 18, 2020 or June 24, 2020, as applicable, entered into by the Company or the applicable subsidiary.

A summary of the Company’s term debt is as follows:

	November 30, 2023	November 30, 2022
Bank Midwest loan payable in monthly installments of $19,648 including interest at 7.00%, due October 1, 2037	2,080,718	2,165,554
Bank Midwest loan payable in monthly installments of $2,972 including interest at 7.00%, due May 15, 2027	336,858	344,932
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 18, 2022, due June 18, 2050	160,583	163,793
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 18, 2022, due June 18, 2050	160,599	163,728
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 24, 2022, due June 24, 2050	160,896	163,912
Total term debt	$2,899,654	$3,001,919
Less term debt of discontinued operations	$160,599	163,728
Term debt, continuing operations	2,739,055	2,838,191
Less current portion of term debt	109,193	94,808
Term debt, excluding current portion	$2,629,862	$2,743,383

A summary of the minimum maturities of term debt follows for the years ending November 30:

Year	Amount
2024	$109,529
2025	117,360
2026	125,714
2027	417,424
2028	127,799
2029 and thereafter	1,841,229
$2,739,055

(11)	Related Party Transactions

During the 2023 and 2022 fiscal years, the Company did not recognize any revenues from transactions with a related party, and no amounts in accounts receivable balances were due from a related party. From time to time, the Company purchases various supplies from related parties, which are companies in which Marc McConnell, the Chairman of the Company’s Board of Directors, has an ownership interest and also serves as President. J. Ward McConnell Jr.’s estate, the J. Ward McConnell, Jr. Living Trust, is paid a monthly fee to guarantee a portion of the Company’s term debt in accordance with the USDA guarantee obtained on the Company’s term debt. In the 2023 fiscal year, the Company recognized $16,102 of expense for transactions with related parties, compared to $23,880 in the 2022 fiscal year. As of November 30, 2023, accrued expenses contained a balance of $1,339 owed to a related party compared to $1,348 on November 30, 2022.

(12)	Employee Benefit Plans

The Company sponsors a defined contribution 401(k) savings plan which covers substantially all full-time employees who meet eligibility requirements. Participating employees may contribute as salary reductions any amount of their compensation up to the limit prescribed by the Internal Revenue Code. The Company makes a 50% matching contribution to employees up to 3% of eligible compensation. The Company's continuing operations recognized an expense of $112,297 and $103,919 related to this plan during the 2023 and 2022 fiscal years, respectively.

(13)	Equity Incentive Plan

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

Shares issued under the 2020 Plan for the years ended November 30, 2023 and 2022 are as follows:

	For the Twelve Months Ended
	November 30, 2023	November 30, 2022
Shares issued to directors (immediate vesting)	25,000	25,000
Shares issued to directors, employees, and consultants (three-year vesting)	82,250	94,500
Unvested shares forfeit upon termination	(13,999)	(9,333)
Total shares issued	93,251	110,167

Book and tax stock-based compensation expense for the years ended November 30, 2023 and 2022 are as follows:

	For the Twelve Months Ended
	November 30, 2023	November 30, 2022
Stock-based compensation expense	292,185	287,721
Treasury share repurchase expense	(68,536)	(92,432)
Stock-based compensation expense net of treasury repurchases	223,649	195,289

	For the Twelve Months Ended
	November 30, 2023	November 30, 2022
Tax deductions from stock-based compensation expense	232,723	314,306

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. The Company estimates the fair value of each stock-based option award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. No stock options were granted during the years ended November 30, 2023 or 2022.

The following is a summary of activity under the plans as of November 30, 2023 and 2022, and changes during the years then ended:

2023 Option Activity

			Weighted Average
		Weighted Average	Remaining	Aggregate
Options	Shares	Exercise Price	Contractual Term	Intrinsic Value
Options O/S at beginning of period	12,000	$5.75
Granted	-	$-
Exercised	-	$-		-
Options Expired or Forfeited	(4,000)	$6.40
Options O/S at end of Period	8,000	$5.43	0.90	-
Options Exer. At end of the Period	8,000	$5.43	0.90	-

2022 Option Activity

			Weighted Average
		Weighted Average	Remaining	Aggregate
Options	Shares	Exercise Price	Contractual Term	Intrinsic Value
Options O/S at beginning of period	22,000	$5.93
Granted	-	$-
Exercised	-	$-		-
Options Expired or Forfeited	(10,000)	$6.15
Options O/S at end of Period	12,000	$5.75	1.40	-
Options Exer. At end of the Period	12,000	$5.75	1.40	-

(14)	Common Stock Purchase Agreement

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

Among other limitations, unless otherwise agreed upon by Alumni Capital, each sale of shares was to be limited to 50,000 shares and further limited to no more than the number of shares that would result in the beneficial ownership by Alumni Capital and its affiliates, at any single point in time, of more than 9.99% of the then-outstanding shares of Common Stock. Alumni Capital would  purchase the shares of Common Stock under the Agreement at a discount ranging from 3-5% of the lowest traded price of the Common Stock in the five business days preceding the Company delivering notice of the required purchase of shares to Alumni Capital.

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

The Purchase Agreement provided that the Company file a registration statement under the Securities Act covering the resale of the shares issued to Alumni Capital. Alumni Capital’s obligation to purchase shares of Common Stock under the Purchase Agreement is conditioned upon, among other things, the registration statement being declared effective by the Securities and Exchange Commission. The Company filed a registration statement on Form S-3 (the “Registration Statement”) April 27, 2022 which was declared effective on August 9, 2022 by the SEC.

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

Below is a summary of shares purchased by Alumni Capital under this agreement which has since expired:

Date	Shares	Share price net of discount	Proceeds
7/25/2022	50,000	$2.07	$103,305
8/3/2022	50,000	$1.98	$98,940
8/15/2022	50,000	$2.00	$99,910
8/23/2022	65,000	$1.99	$129,253
9/23/2022	65,000	$1.76	$114,120
Total	280,000		$545,528

(15)	Income Taxes

Total income tax expense for the 2023 and 2022 fiscal years consists of the following:

	November 30, 2023	November 30, 2022
Current expense	$11,284	$2,712
Deferred expense	102,182	16,491
Total income tax expense	113,466	19,203
Income tax benefit - discontinued operations	(212,493)	(47,620)
Income tax expense - continuing operations	$325,959	$66,823

The reconciliation of the statutory Federal income tax rate is as follows:

	November 30, 2023	November 30, 2022
Statutory federal income tax rate	21.0%	21.0%
State taxes (net of federal)	4.9	-
Permanent Differences and Other	3.9	(4.6)
	29.8%	16.4%

The primary driver for the increase in effective tax rate was due to add backs related to differences in restricted stock values at grant and vest date and non-deductible meals expense.

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) on November 30, 2023 and 2022 are presented as approximate amounts below:

	November 30
	2023	2022
Deferred tax assets
Accrued expenses	$106,356	$93,022
Inventory capitalization	155,705	167,671
NOL and tax credit carryforward	1,773,588	1,920,818
Asset reserves	539,848	521,114
Total deferred tax assets	$2,575,497	$2,702,625
Deferred tax liabilities
Property, plant, and equipment	$(72,284)	$(97,230)
Total deferred tax liabilities	$(72,284)	$(97,230)
Net deferred tax assets (liabilities)	$2,503,213	$2,605,395

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company has net operating losses amounting to approximately $4,496,000 and tax credit carryforward amounting to approximately $109,000 for its U.S. operations that will expire on November 30, 2036, 2037, 2038, 2039 and 2040. The Company has another $4,995,000 of net operating losses that can be carried forward indefinitely. Management believes that the Company will be able to utilize the U.S. net operating losses and credits before their expiration.

(16)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. On November 30, 2023 and November 30, 2022, the carrying amount approximated fair value for cash, accounts receivable, operating and finance leases, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of these instruments. The fair value of the Company’s term loans payable also approximates recorded value because the interest rates charged under the loan terms are not substantially different from current interest rates.

(17)	Litigation and Contingencies

Various legal actions and claims can arise in the normal course of business that may be pending against the Company. In the opinion of management, the Company has recorded adequate provisions, if any, in the accompanying financial statements for any pending legal actions and other claims.

(18)	Segment Information

There are two reportable segments: Agricultural Products and Modular Buildings. The Agricultural Products segment fabricates and sells farming products as well as replacement parts for these products in the United States and worldwide. The Modular Buildings segment produces modular buildings for animal containment and various laboratory uses.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Management evaluates the performance of each segment based on profit or loss from operations before income taxes.

Approximate financial information with respect to the reportable segments is as follows.

	Twelve Months Ended November 30, 2023
	Agricultural Products	Modular Buildings	Consolidated
Revenue from external customers	$22,467,000	$7,814,000	$30,281,000
Gross profit	$6,584,000	$2,000,000	$8,584,000
Income (loss) from operations	$664,000	$867,000	$1,531,000
Income (loss) before tax	$140,000	$949,000	$1,089,000
Total Assets	$20,754,000	$2,593,000	$23,347,000
Capital expenditures (1)	$682,000	$195,000	$877,000
Depreciation & Amortization	$521,000	$284,000	$805,000

	Twelve Months Ended November 30, 2022
	Agricultural Products	Modular Buildings	Consolidated
Revenue from external customers	$20,912,000	$4,734,000	$25,646,000
Gross profit	$6,444,000	$495,000	$6,939,000
Income (loss) from operations	$1,205,000	$(600,000)	$605,000
Income (loss) before tax	$923,000	$(482,000)	$441,000
Total Assets	$18,459,000	$2,829,000	$21,288,000
Capital expenditures (2)	$1,969,000	$232,000	$2,201,000
Depreciation & Amortization	$468,000	$193,000	$661,000

(1)	FY 2023 capital expenditures include finance leased assets of $118,000 in the Agricultural Products segment and $17,000 in the Modular Buildings segment.
(2)	FY 2022 capital expenditures include finance leased assets of $532,000 in the Agricultural Products segment.

(19)	Subsequent Events

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The persons serving as our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period subject to this report. Based on this evaluation, the persons serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of November 30, 2023. Our management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, including the persons serving as our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of November 30, 2023.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to the sections entitled “Questions and Answers about the 2024 Annual Meeting and Voting,” “Election of Directors,” “Delinquent Section 16(a) Reports,” “Corporate Governance,” and “Executive Officers” in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the sections entitled “Executive Compensation” and “Director Compensation” in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Principal Stockholders,” “Security Ownership of Directors and Management” and “Equity Compensation Plan Information” in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to the sections entitled “Corporate Governance” and “Certain Transactions and Business Relationships” in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the section entitled “Independent Registered Public Accountant Firm” in our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(A)	Financial Statements. The following financial statements are included in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this report:

Report of Eide Bailly, LLP (PCAOB ID 286) on Consolidated Financial Statements as of November 30, 2023 and 2022

Consolidated Balance Sheets as of November 30, 2023 and 2022

Consolidated Statements of Operations for each of the years ended November 30, 2023 and 2022

Consolidated Statements of Stockholders’ Equity for each of the years ended November 30, 2023 and 2022

Consolidated Statements of Cash Flows for each of the years ended November 30, 2023 and 2022

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

10.12	Promissory Note (Term Loan), between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated May 13, 2022 – incorporated by reference to the Company’s Current Report on Form 8-K filed May 23, 2022.
10.13	Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated March 28, 2023 – incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 31, 2023.
10.14	Change in Terms Agreement between the Company and Bank Midwest, dated March 29, 2023 – incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed May 31, 2023.
10.15	Promissory Note, between Bank Midwest and Art's-Way Manufacturing Co., Inc. dated August 30, 2023 - incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 2023.
10.16	Change in Terms Agreement between the Company and Bank Midwest, dated November 30, 2023 – incorporated by reference to the Company’s Current Report on Form 8-K filed December 4, 2023.
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

10.28

Promissory Note, between the Small Business Administration and Ohio Metal Working Products/Art’s-Way, dated June 18, 2020 – incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2020

10.29

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

ART’S-WAY MANUFACTURING CO., INC.

Date:	February 28, 2024	/s/ David A. King
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

Date: February 28, 2024	/s/ David A. King
David A. King, President and Chief Executive Officer

Date: February 28, 2024	/s/ Michael W. Woods
Michael W. Woods, Chief Financial Officer

Date: February 28, 2024	/s/ Marc H. McConnell
Marc H. McConnell, Chairman, Director

Date: February 28, 2024	/s/ Thomas E. Buffamante
Thomas E. Buffamante, Director

Date: February 28, 2024	/s/ Randall C. Ramsey
Randall C. Ramsey, Director

Date: February 28, 2024	/s/ Matthew N. Westendorf
Matthew N. Westendorf, Director

Date: February 28, 2024	/s/ David A. White
David A. White, Director