Form 10-Q
period 2024-02-29
ARTS WAY MANUFACTURING CO INC
filed 2024-04-11
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 29, 2024

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 000-05131

ART’S-WAY MANUFACTURING CO., INC..

(Exact name of registrant as specified in its charter)

Delaware	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of common shares outstanding as of April 8, 2024 : 5,068,208

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	February 29, 2024	November 30, 2023
Assets
Current assets:
Cash	$2,485	$4,014
Accounts receivable, net	3,046,389	3,432,216
Inventories, net	10,983,337	11,031,362
Cost and profit in excess of billings	125,889	289,282
Other current assets	529,505	296,662
Current assets of discontinued operations	23,090	31,958
Total current assets	14,710,695	15,085,494

Property, plant, and equipment, net	5,158,408	5,060,595
Assets held for lease, net	166,369	145,494
Deferred income taxes, net	2,628,076	2,503,213
Other assets	574,190	583,752
Other assets of discontinued operations	1,016,257	1,023,566
Total assets	$24,253,995	$24,402,114
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,147,300	$2,256,502
Customer deposits	1,087,036	416,044
Billings in excess of cost and profit	1,046,408	351,289
Income taxes payable	5,000	5,000
Accrued expenses	1,023,596	1,399,232
Line of credit	4,880,437	4,413,520
Current portion of finance lease liabilities	255,677	257,454
Current portion of long-term debt	110,986	109,193
Current liabilities of discontinued operations	178,703	186,789
Total current liabilities	9,735,143	9,395,023

Long-term portion of operating lease liabilities	11,546	13,774
Long-term portion of finance lease liabilities	701,208	722,200
Long-term debt, excluding current portion	2,601,580	2,629,862
Total liabilities	13,049,477	12,760,859
Commitments and Contingencies (Notes 9, 11, and 12)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares on February 29, 2024 and November 30, 2023; issued and outstanding 0 shares on February 29, 2024 and November 30, 2023.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares on February 29, 2024 and November 30, 2023; 5,180,922 issued on February 29, 2024 and 5,106,922 on November 30, 2023	51,809	51,069
Additional paid-in capital	4,903,642	4,838,425
Retained earnings	6,556,213	7,021,253
Treasury stock, at cost (112,714 shares on February 29, 2024 and 94,256 shares on November 30, 2023)	(307,146)	(269,492)
Total stockholders’ equity	11,204,518	11,641,255
Total liabilities and stockholders’ equity	$24,253,995	$24,402,114

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	February 29, 2024	February 28, 2023
Sales	$5,723,394	$7,086,864
Cost of goods sold	4,249,870	4,899,990
Gross profit	1,473,524	2,186,874
Expenses
Engineering	160,353	128,295
Selling	462,759	531,461
General and administrative	1,230,494	983,672
Total expenses	1,853,606	1,643,428
Income from operations	(380,082)	543,446

Other income (expense):
Interest expense	(165,639)	(111,813)
Other	8,685	11,993
Total other expense	(156,954)	(99,820)
Income (loss) from continuing operations before income taxes	(537,036)	443,626
Income tax expense (benefit)	(112,777)	93,331
Income (loss) from continuing operations	(424,259)	350,295

Discontinued Operations (Note 3)
Loss from discontinued operations before income taxes	(49,902)	(10,234)
Income tax benefit	(9,121)	(2,149)
Loss on discontinued operations	(40,781)	(8,085)
Net Income (loss)	$(465,040)	$342,210

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Stockholders' Equity
Three Months Ended February 29, 2024 and February 28, 2023
(Unaudited)

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2022	5,013,671	$50,137	$4,547,172	$6,754,284	64,574	$(200,956)	$11,150,637
Stock based compensation	87,250	872	68,016	-	8,125	(20,334)	48,554
Net Income	-	-	-	342,210	-	-	342,210
Balance, February 28, 2023	5,100,921	$51,009	$4,615,188	$7,096,494	72,699	$(221,290)	$11,541,401

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2023	5,106,922	$51,069	$4,838,425	$7,021,253	94,256	$(269,492)	$11,641,255
Stock based compensation	74,000	740	65,217	-	18,458	(37,654)	28,303
Net income	-	-	-	(465,040)	-	-	(465,040)
Balance, February 29, 2024	5,180,922	$51,809	$4,903,642	$6,556,213	112,714	$(307,146)	$11,204,518

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	February 29, 2024	February 28, 2023
Cash flows from operations:
Net income (loss) from continuing operations	$(424,259)	$350,295
Net loss from discontinued operations	(40,781)	(8,085)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	65,957	68,888
Decrease in obsolete inventory reserves	(6,098)	(27,086)
Gain on disposal of property, plant, and equipment	-	(2,900)
Depreciation and amortization expense	208,116	201,903
Amortization of cloud computing implementation costs	30,455	-
Increase in allowance for expected credit losses - accounts receivable	391	1,260
Deferred income taxes	(124,863)	91,136
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	385,436	(934,410)
Inventories	54,123	(1,061,421)
Other assets	(301,491)	(91,007)
Increase (decrease) in:
Accounts payable	(1,109,202)	(129,129)
Contracts in progress, net	858,512	701,406
Customer deposits	670,992	1,969,871
Accrued expenses	(375,739)	26,437
Net cash provided by (used in) operating activities - continuing operations	(67,670)	1,165,243
Net cash provided by (used in) operating activities - discontinued operations	(31,604)	103,354
Net cash provided by (used in) operating activities	(99,274)	1,268,597
Cash flows from investing activities:
Purchases of property, plant, and equipment	(281,174)	(296,114)
Net proceeds from sale of assets	-	2,900
Net cash used in investing activities - continuing operations	(281,174)	(293,214)
Net cash used in investing activities - discontinued operations	-	(17,543)
Net cash used in investing activities	(281,174)	(310,757)
Cash flows from financing activities:
Net change in line of credit	466,917	(868,941)
Principal payments on finance lease obligations	(22,769)	(35,155)
Repayment of term debt	(26,489)	(26,870)
Repurchases of common stock	(37,654)	(20,334)
Net cash provided by (used in) financing activities - continuing operations	380,005	(951,300)
Net cash used in financing activities - discontinued operations	(1,086)	(7,583)
Net cash provided by (used in) financing activities	378,919	(958,883)
Net decrease in cash	(1,529)	(1,043)
Cash at beginning of period	4,014	5,055
Cash at end of period	$2,485	$4,012

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$161,033	$122,315
Income taxes	-	46

Supplemental disclosures of non-cash operating activities:
Right-of-use (ROU) assets acquired (included in other assets)	$38,192	$-

Amortization of operating lease ROU assets (included in other assets)	$2,383	$3,319

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

During the third quarter of fiscal 2023, the Company ceased operations of its Tools business, which in previous periods, was reported in consolidated numbers as the Company's third operating segment. The Tools segment has been modified retrospectively to be reported in discontinued operations for the three months ended February 28, 2023. For more information on discontinued operations, see Note 3 "Discontinued Operations."

2)	Summary of Significant Accounting Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2023. The results of operations for the three months ended February 29, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2024.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three months ended February 29, 2024. Actual results could differ from those estimates.

Allowance for Credit Losses

The Company uses aging categories to estimate expected credit losses on trade receivables. The Company considers in its analysis: historical loss experience, forward-looking macroeconomic factors, company credit risk including previous delinquencies, disputed amounts, and the intent and ability to pay. The Company's typical credit terms are Net 30, however, it does offer terms up to 180 days on floor plan units. The Company would consider trade receivables greater than 30 days past due, but is not required to disclose past due receivables with an original term less than one year. The Company performs additional analysis on amounts over 90 days monthly to determine collectability. The Company has assigned expected credit loss percentages based on where the asset falls in the aging schedule. The Company's actual credit losses have been low compared to historical allowance estimates. The Company had to consider the current interest rate environment and the recent decline in the agricultural commodity market and believes its method of estimating a higher than historical loss percentage to be an adequate estimate. The Company foresees increased credit risk over the next year or so until inventory on dealer lots starts to decline, interest rates drop and farm income strengthens.

The Company carries contract assets related to its Modular Buildings segment in the form of costs and profit in excess of billings. These contract assets are typically converted to trade receivables in 30 to 90 days, depending on contract terms, and due 30 days or less from the billing date. Because these contract assets are typically converted to receivables and collected in less than a year, consideration for these contract assets have been included in the expected credit loss model for trade receivables.

3)	Discontinued Operations

On June 7, 2023, the Company announced that it would be discontinuing the operations of its Tools segment in order to focus its efforts and resources on the business segments that have historically been more successful and that are expected to present greater opportunities for meaningful long-term stockholder returns.  A large portion of this segment's assets were disposed of in the 3rd quarter of fiscal 2023. The primary asset of this business, the real estate, is listed for sale as of February 29, 2024.

The cessation of operations and liquidation of the Tools segment represented a strategic shift as a unique business unit of the Company  In accordance with Accounting Standard Code Topic 360, the Company has reclassified Tools as discontinued operations for all periods presented.

The components of discontinued operations in the accompanying Condensed Consolidated Balance Sheets are as follows:

	February 29, 2024	November 30, 2023
Inventory	$18,013	$18,013
Other current assets	5,077	13,945
Current assets of discontinued operations	$23,090	$31,958

	February 29, 2024	November 30, 2023
Property, plant, and equipment, net	$1,016,257	$1,023,566
Other assets of discontinued operations	$1,016,257	$1,023,566

	February 29, 2024	November 30, 2023
Accounts payable	$2,112	$3,539
Current portion of long-term debt	159,512	160,599
Other current liabilities	17,079	22,651
Current liabilities of discontinued operations	$178,703	$186,789

Segment information as of February 29, 2024 and February 28, 2023 for discontinued operations is as follows:

	Tools
	Three Months Ended
	February 29, 2024	February 28, 2023
Revenue from external customers	$-	$808,000
Gross Profit (loss)	$(27,000)	$162,000
Operating Expense	$10,000	$157,000
Income (loss) from operations	$(37,000)	$5,000
Income (loss) before tax	$(50,000)	$(10,000)
Capital expenditures	$-	$18,000
Depreciation & Amortization	$7,000	$37,000

Recently Issued Accounting Pronouncements

Recently Adopted Pronouncement

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for smaller reporting entities for fiscal years beginning after December 15, 2022, including interim periods within the year of adoption. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2016-13 in the period presented. The Company has not made a cumulative-effect adjustment to retained earnings.

Accounting Pronouncements Not Yet Adopted

Segment Reporting - Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures.” ASU 2023-07 adds enhanced disclosures about significant segment expenses, clarifies circumstances in which an entity can disclose multiple segment measures of profit and loss and provides new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. An entity will be required to recast any changes to segment information for prior periods presented. The Company will adopt ASU 2023-07 in fiscal 2025. The Company does not expect the application ASU 2023-07 to have a significant impact on segment disclosures.

4)	Disaggregation of Revenue

The following table displays revenue by reportable segment from external customers, disaggregated by major source. The Company believes disaggregating by these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended February 29, 2024
	Agricultural	Modular Buildings	Total
Farm equipment	$3,528,000	$-	$3,528,000
Farm equipment service parts	642,000	-	642,000
Modular buildings	-	1,392,000	1,392,000
Modular building lease income	-	36,000	36,000
Other	66,000	59,000	125,000
	$4,236,000	$1,487,000	$5,723,000

	Three Months Ended February 28, 2023
	Agricultural	Modular Buildings	Total
Farm equipment	$4,732,000	$-	$4,732,000
Farm equipment service parts	630,000	-	630,000
Modular buildings	-	1,601,000	1,601,000
Modular building lease income	-	32,000	32,000
Other	83,000	9,000	92,000
	$5,445,000	$1,642,000	$7,087,000

The Company offered floorplan terms in its Agricultural Products segment during its Fall of 2022 and 2023 early order program to incentivize customers to stock farm equipment on their lots for fiscal 2023 and fiscal 2024. Floorplan terms allow customers to pay the Company at the earliest of retail date or 180 days. This program has an effect on the timing of the Company’s cash flows compared with historical cash flows.

On February 29, 2024, the Company had approximately $1,011,000 in receivables on the floorplan program with a due date greater than 30 days compared to $950,000 on February 28, 2023.

5)	Accounts receivable

Accounts receivable are shown net of allowances for expected credit losses. Expected losses are recorded in administrative expense at the time of receivable recognition.

The activity related to expected credit losses for the three months ended February 29, 2024 ended is as follows:

Three Months Ended (Continuing operations)
February 29, 2024
Balance, beginning	$32,137
Provision charged to expense	391
Less amounts charged-off	-
Balance, ending	$32,528

The activity of allowance for doubtful accounts for activity for the three months ended February 28, 2023 under legacy US GAAP is as follows:

Three Months Ended (Continuing operations)
February 28, 2023
Balance, beginning	$33,288
Provision charged to expense	1,260
Less amounts charged-off	-
Balance, ending	$34,548

6)	Contract Receivables, Contract Assets and Contract Liabilities

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers included on the Condensed Consolidated Balance Sheets.

	February 29, 2024	November 30, 2023
Receivables	$3,046,000	$3,432,000
Assets	126,000	289,000
Liabilities	2,133,000	767,000

The amount of revenue recognized in the first three months of fiscal 2024 that was included in a contract liability on  November 30, 2023 was approximately $560,000 compared to $1,153,000 in the same period of fiscal 2023. The beginning contract receivables, assets and liabilities on December 1, 2022 were approximately $2,466,000; $451,000 and $1,153,000, respectively.

7)	Net Income (Loss) Per Share of Common Stock

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

Basic and diluted net income (loss) per share have been computed based on the following as of  February 29, 2024 and February 28, 2023:

	For the Three Months Ended
	February 29, 2024	February 28, 2023
Numerator for basic and diluted net income (loss) per share:

Net income (loss) from continuing operations	$(424,259)	$350,295
Net loss from discontinued operations	(40,781)	(8,085)
Net income (loss)	(465,040)	342,210

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	5,022,680	4,976,955
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	5,022,680	4,976,955

Net Income (loss) per share - Basic:
Continuing Operations	$(0.08)	$0.07
Discontinued Operations	(0.01)	(0.00)
Net income (loss) per share	$(0.09)	$0.07

Net Income (loss) per share - Diluted:
Continuing Operations	$(0.08)	$0.07
Discontinued Operations	(0.01)	(0.00)
Net income (loss) per share	$(0.09)	$0.07

8)	Inventory

Major classes of inventory are:

	February 29, 2024	November 30, 2023
Raw materials	$8,482,602	$8,860,296
Work in process	481,016	281,760
Finished goods	3,580,888	3,472,354
Total Gross Inventory	$12,544,506	$12,614,410
Less: Reserves	(1,561,169)	(1,583,048)
Net Inventory	$10,983,337	$11,031,362

9)	Accrued Expenses

Major components of accrued expenses are:

	February 29, 2024	November 30, 2023
Salaries, wages, and commissions	$535,134	$805,908
Accrued warranty expense	211,120	295,113
Other	277,342	298,211
Total accrued expenses	$1,023,596	$1,399,232

10)	Assets Held for Lease

Major components of assets held for lease are:

	February 29, 2024	November 30, 2023
Modular Buildings	$166,369	$145,494
Total assets held for lease	$166,369	$145,494

There were approximately $36,000 rents recognized from assets held for lease included in sales on the Condensed Consolidated Statements of Operations during the three months ended February 29, 2024, respectively, compared to $32,000 for the same periods ending February 28, 2023.

The future minimum lease receipts for the years ended November 30, 2024 are as follows:

Year	Amount
2024	$111,680
2025	70,931
$182,611

11)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. Product warranty is included in the price of the product and provides assurance that the product will function in accordance with agreed-upon specifications. It does not represent a separate performance obligation under ASC 606. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 9 “Accrued Expenses.” Changes in the Company’s product warranty liability for the three months ended February 29, 2024 and  February 28, 2023 are as follows:

	Three Months Ended (Continuing operations)
	February 29, 2024	February 28, 2023
Balance, beginning	$295,113	$192,301
Provision charged to expense	83,735	115,596
Less amounts charged-off	(167,728)	(114,433)
Balance, ending	$211,120	$193,464

12)	Loan and Credit Agreements

Bank Midwest Revolving Lines of Credit and Term Loans

The Company maintains a $5,500,000 revolving line of credit (the “Line of Credit”) with Bank Midwest. On February 29, 2024, the balance of the Line of Credit was $4,880,437 with $619,563 remaining available, as may be limited by the borrowing base calculation. The Line of Credit borrowing base is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of net inventory, less any outstanding loan balance on the Line of Credit. On February 29, 2024, the Line of Credit was not limited by the borrowing base calculation. Any unpaid principal amount borrowed on the Line of Credit accrues interest at a floating rate per annum equal to 0.75% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 6.00% per annum and the current interest rate is 9.25% per annum. The Line of Credit was most recently renewed on March 4, 2024 with a maturity date of  March 30, 2025 and requires monthly interest-only payments. The most recent renewal of the Line of Credit combined the previous Line of Credit and a Reserve Line of Credit and decreased the floating rate by 0.50%.

The Company carries a $2,600,000 term loan with Bank Midwest due October 1, 2037 (the “Term Loan”), and a $350,000 term loan (the “Roof Term Loan”) due on May 15, 2027. The Term Loan interest rate accrues at a fixed rate of 7% based on prime plus 0.75%. The interest rate floor is set at 4.15% per annum and the interest rate may only be adjusted by Bank Midwest once every five years. Monthly payments of $19,648 in principal and interest are required. The Term Loan is also guaranteed by the United States Department of Agriculture (“USDA”), which required an upfront guarantee fee of $62,400 and requires an annual fee of 0.5% of the unpaid balance. As part of the USDA guarantee requirements, stockholders owning more than 20% are required to personally guarantee a portion of the Term Loan, in an amount equal to their stock ownership percentage. The J. Ward McConnell Jr. Living Trust, the estate of the former Vice Chairman of the Board of Directors and a stockholder owning more than 20% of the Company’s outstanding stock, is guaranteeing approximately 38% of the Term Loan, for an annual fee of 2% of the personally guaranteed amount. The initial guarantee fee will be amortized over the life of the Term Loan, and the annual fees and personally guaranteed amounts are expensed monthly. The Term Loan is governed by the terms of a Promissory Note, dated September 28, 2017, entered into between the Company and Bank Midwest.

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

Compliance with Bank Midwest covenants is measured annually on November 30. The terms of the Bank Midwest loan agreements require the Company to maintain a minimum of $4,000,000 of monthly working capital. Additionally, a maximum debt to worth ratio of 1 to 1 must be maintained, with a minimum of 40% tangible balance sheet equity, with variations subject to mutual agreement. The Company is also required to maintain a minimum debt service coverage ratio of 1.25, with a 0.10 tolerance. The Company also must receive bank approval for purchases or sales of equipment over $100,000 annually and maintain reasonable salaries and owner compensation. The Company was out of compliance with its debt to worth ratio by fifteen percentage points on the Bank Midwest loans as of November 30, 2023. Bank Midwest issued a waiver forgiving the noncompliance, and in turn waived the event of default. In the March 2024 renewal Bank Midwest dropped the debt to worth ratio requirement going forward. The next measurement date is November 30, 2024 for all covenants except the monthly working capital requirement.

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

The Company will be required to pay the balance of the EIDL loan associated with the Tools segment upon liquidation of real estate and dissolution of the business. The principal balance of this loan was $159,512 at February 29, 2024. The Company will also be required to pay off the balance of the Bank Midwest Roof Loan in the event the real estate is sold for the Tools segment. The principal balance of this loan at February 29, 2024 is $333,951.

A summary of the Company’s term debt is as follows:

	February 29, 2024	November 30, 2023
Bank Midwest loan payable in monthly installments of $19,648 including interest at 7.00%, due October 1, 2037	2,058,862	2,080,718
Bank Midwest loan payable in monthly installments of $2,972 including interest at 7.00%, due May 15, 2027	333,951	336,858
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 18, 2022, due June 18, 2050	159,530	160,583
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 18, 2022, due June 18, 2050	159,512	160,599
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 24, 2022, due June 24, 2050	160,223	160,896
Total term debt	$2,872,078	$2,899,654
Less term debt of discontinued operations	$159,512	160,599
Term debt, continuing operations	2,712,566	2,739,055
Less current portion of term debt	110,986	109,193
Term debt, excluding current portion	$2,601,580	$2,629,862

A summary of the minimum maturities of term debt follows for twelve month periods ending February 28, are as follows:

Year	Amount
2025	$110,986
2026	119,408
2027	127,909
2028	415,898
2029	130,027
2030 and thereafter	1,808,338
$2,712,566

13)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.

The Company has net operating losses and tax credits that are expected to offset any 2024 fiscal year tax liability and does not expect to have significant cash tax cost in the near future.

14)	Related Party Transactions

During the three months ended February 29, 2024, and February 28, 2023, the Company did not recognize any revenues from transactions with a related party, and no amounts in accounts receivable balances were due from a related party. From time to time, the Company purchases various supplies from related parties, which are companies in which Marc McConnell, the Chairman of the Company’s Board of Directors, has an ownership interest and also serves as President. J. Ward McConnell Jr.’s estate, the J. Ward McConnell, Jr. Living Trust, is paid a monthly fee to guarantee a portion of the Company’s term debt in accordance with the USDA guarantee obtained on the Company’s term debt. In the three months ended February 29, 2024, the Company recognized $3,931 of expense for transactions with related parties, respectively, compared to $4,170 for the three months ended February 28, 2023. As of February 29, 2024, accrued expenses contained a balance of $1,329 owed to a related party compared to $1,385 on February 28, 2023.

15)	Leases

The components of operating leases on the Condensed Consolidated Balance Sheets on February 29, 2024 and November 30, 2023 were as follows:

	February 29, 2024	November 30, 2023
Operating lease right-of-use assets (in other assets)	$20,302	$22,427

Current portion of operating lease liabilities (in accrued expenses)	$8,756	$8,653
Long-term portion of operating lease liabilities	11,546	13,774
Total operating lease liabilities	$20,302	$22,427

The components of finance leases on the Condensed Consolidated Balance Sheets on February 29, 2024 and November 30, 2023 were as follows:

	February 29, 2024	November 30, 2023
Finance lease right-of-use assets (net of amortization in other assets)	$505,259	$511,367

Current portion of finance lease liabilities	$255,677	$257,454
Long-term portion of finance lease liabilities	701,208	722,200
Total finance lease liabilities	$956,885	$979,654

16)	Equity Incentive Plan and Stock Based Compensation

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

Shares issued under the 2020 Plan for the three months ended  February 29, 2024 and February 28, 2023 are as follows:

	For the Three Months Ended
	February 29, 2024	February 28, 2023
Shares issued to directors (immediate vesting)	5,000	5,000
Shares issued to directors, employees, and consultants (three year vesting)	69,000	82,250
Total shares issued	74,000	87,250

17)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. On  February 29, 2024 and November 30, 2023, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, finance lease liabilities and other current and long-term liabilities. The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of these instruments. The fair value of the finance lease liabilities also approximate recorded value as that is based on discounting future cash flows at rates implicit in the lease. The rates implicit in the lease do not materially differ from current market rates. The fair value of the Company’s term loans payable also approximates recorded value because the interest rates charged under the loan terms are not substantially different from current interest rates.

18)	Segment Information

As of February 29, 2024, the Company has two reportable segments: Agricultural Products and Modular Buildings. The Agricultural Products segment manufactures and sells farm equipment and related replacement parts under the Art’s-Way Manufacturing label. The Modular Buildings segment manufactures and installs modular buildings for various uses, commonly animal containment and research laboratories.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Management evaluates the performance of each segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses.

Approximate financial information with respect to the reportable segments is as follows.

	Three Months Ended February 29, 2024
	Agricultural Products	Modular Buildings	Consolidated (Continuing Operations)
Revenue from external customers	$4,236,000	$1,487,000	$5,723,000
Gross profit	$1,141,000	$332,000	$1,473,000
Operating Expense	$1,568,000	$286,000	$1,854,000
Income (loss) from operations	$(426,000)	$46,000	$(380,000)
Income (loss) before tax	$(574,000)	$37,000	$(537,000)
Total Assets	$20,470,000	$2,746,000	$23,216,000
Capital expenditures	$184,000	$97,000	$281,000
Depreciation & Amortization	$148,000	$60,000	$208,000

	Three Months Ended February 28, 2023
	Agricultural Products	Modular Buildings	Consolidated (Continuing Operations)
Revenue from external customers	$5,445,000	$1,642,000	$7,087,000
Gross profit	$1,864,000	$323,000	$2,187,000
Operating Expense	$1,362,000	$282,000	$1,644,000
Income (loss) from operations	$502,000	$41,000	$543,000
Income (loss) before tax	$407,000	$37,000	$444,000
Total Assets	$19,761,000	$3,291,000	$23,052,000
Capital expenditures	$252,000	$44,000	$296,000
Depreciation & Amortization	$125,000	$77,000	$202,000

*The consolidated total in the tables is a sum of segment figures and may not tie to actual figures in the condensed consolidated financial statements due to rounding.

19)	Subsequent Events

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements other than the renewal of the line of credit discussed in Note 12 Loan and Credit Agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “report”) and the audited consolidated financial statements and related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2023. Some of the statements in this report may be forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our expectations with respect to order backlog, future demand for products, expected product mix and resulting sales; (ii) our beliefs regarding the sufficiency of working capital and cash flows; (iii) our expectation that we will continue to be able to renew or obtain financing on reasonable terms when necessary as well as our continued positive relationship with our creditors and lenders; (iv) our beliefs regarding production capabilities; (v) our intentions and beliefs relating to our costs, business strategies, and future performance, including without limitation, the impact of cost cutting measures, process improvement measures and new product development; (vi) our beliefs regarding the impact and potential actions with respect to discontinuing our Tools segment, including without limitation, potential cash that may be generated by the sale of related real estate and other assets; (vii) our beliefs regarding our early order program providing a picture of future demand; (viii) our expected financial results, including without limitation, our expected results for the Modular and Agricultural Products segments; and  (ix) our expectations regarding receiving Employer Retention Credit Refunds; and (x) our expectations concerning our primary capital and cash flow needs.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) the impact of changing credit markets on our ability to continue to obtain financing on reasonable terms; (ii) our ability to repay current debt, continue to meet debt obligations and comply with financial covenants; (iii) the effect of inflation as well as general economic conditions, including consumer and governmental spending, on the demand for our products and the cost of our supplies and materials; (iv) impacts caused by fluctuating commodity prices and fluctuating farm income; (v) fluctuations in seasonal demand and our production cycle; (vi) the ability of our suppliers to meet our demands for raw materials and component parts; (vii) fluctuations in the price of raw materials, especially steel; (viii) our ability to predict and meet the demands of each market in which our segments operate; (ix) fluctuating demand for commercial real estate and the assets we are liquidating as part of closing our Tools segment; (x) other factors described from time to time in our Securities and Exchange Commission filings. We do not intend to update the forward-looking statements contained in this report other than as required by law. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of our financial statements as of February 29, 2024 remain unchanged from November 30, 2023. Disclosure of these critical accounting policies is incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2023.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales from continuing operations for the three- month periods ended February 29, 2024 were $ 5,723,000 compared to $7,087,000 during the same respective period in fiscal 2023, a $1,364,000, or 19.2%, decrease for the three months. Consolidated gross margin for the three-month period ended February 29, 2024 was 25.7% compared to 30.9% for the same period in fiscal 2023.

Our first quarter sales in our Agricultural Products segment were $4,236,000 compared to $5,445,000 during the same period of fiscal 2023, a decrease of $1,209,000, or 22.2%. We experienced a decrease in demand on our fall 2023 early order program for the first time in three years. While cattle and sugar commodity prices remain strong through the first fiscal quarter of 2024, corn, soybean, hog and wheat prices are all down significantly from where they were a year ago. With the softening of the agriculture economy, we are expecting decreases in farm income levels from the past two fiscal years and expect that will continue to affect sales in our Agricultural Products segment. We are also seeing increased inventory on dealer lots compared to a year ago and in turn have seen a slowdown in orders. We have put cost cutting measures in place to partially mitigate the effect on cash flow from decreased sales. In our first fiscal quarter for 2024, we began right-sizing our staffing, including layoffs of non-production employees and offering early retirement incentives to employees at retirement age. We plan to continue to focus on investments that move our operational improvement strategy towards increased automation and production efficiency. From a sales standpoint, we are working with dealers to help move field inventory to generate more sales opportunities for our products. We are also focused on new dealer acquisitions to penetrate geographic markets that our competitors have a stronghold on. Our engineering team is developing new products for market including a sonar-leveling kit for our beet defoliator, a litter spreader kit for our manure spreaders and technological updates to our grinder mixers. Gross margin for our agricultural products segment for the three-month period ended February 29, 2024 was 26.9% compared to 34.2% for the same period in fiscal 2023. Our gross margin decreased primarily due to the decrease in sales, but was also burdened by inflationary price increases in supplies used in manufacturing and health and general insurance costs. We expect to be able to operate for fiscal 2024 on decreased sales as we build on the strides we've made as a company over the past five years.

Our first quarter sales in our Modular Buildings segment were $1,487,000 compared to $1,642,000 for the same period in fiscal 2023, a decrease of $155,000, or 9.4%. Despite a larger backlog in the first fiscal quarter of 2024 compared to the prior year, we saw a decrease in sales for the fiscal quarter. Delays on stamped drawings with state agencies hindered further progress on our contracts for the quarter. We were able to get the drawings approved in the second quarter of fiscal 2024 to further progress on the contracts. We reduced some of our workforce's hours when faced with these delays in the first fiscal quarter of 2024 and also built a stock agricultural building for future sale. Our Modular Buildings segment is carrying the largest backlog we have seen in 10 years as we progress into the second quarter of fiscal 2024. Gross margin for the three- month period ended February 29, 2024 was 22.3% compared to 19.7% for the same respective period in fiscal 2023. The Modular Buildings segment typically sees higher margins on research projects, which made up the majority of our revenue for the first quarter of fiscal 2024 compared to a higher percentage of agricultural buildings in the first quarter of fiscal 2023. This, coupled with increased billing rates, has led to improved margins in this segment over the last 15 months. We are expecting increased sales compared to fiscal 2023 based on the projects we currently have under contract and on contracts expected to close.

Expenses

Our consolidated selling expenses from continuing operations for the three months ended February 29, 2024 were $463,000 compared to $531,000 for the same period in fiscal 2023, a decrease of $68,000, or 12.8%. The decrease in selling expenses is related mainly to decreases in commission expense. Decreased sales in the Agricultural Products segment and the addition of an inside salesperson contributed to the decrease in commission expense. We did attend a tradeshow in the first quarter of fiscal 2024 that we don't typically attend and did see increased selling expenses comparatively from that. Our Modular Buildings segment also utilizes commissions on agricultural building sales and we saw a significant decrease in these sales comparatively. We would have experienced further decreases in selling expenses year on year, but we did attend a large tradeshow in Q1 of fiscal 2024 for our Agricultural Products segment. Selling expenses as a percentage of sales was 8.1% for the three months ended February 29, 2024 compared to 7.5% for three months ended February 28, 2023.

Consolidated engineering expenses from continuing operations were $160,000 for the three- month period ended February 29, 2024 compared to $128,000 for the same period in fiscal 2023. The increase in engineering expense is related to increased health insurance costs and rising wages. Engineering expenses as a percentage of sales were 2.8% for the three- month periods ended February 29, 2024 compared to 1.8% for the same respective periods in fiscal 2023.

Consolidated administrative expenses from continuing operations for the three- month period ended February 29, 2024 were $1,230,000 compared to $984,000 for the same respective period in fiscal 2023. Administrative expenses as a percentage of sales were 21.5% for the three- month period ended February 29, 2024 compared to 13.9% for the same respective period in fiscal 2023. Administrative expenses increased year on year primarily due to the addition of skilled staff in accounting and human resources. We also accrued approximately $100,000 of early retirement incentives for employees of retirement age that are retiring mid-March of 2024. The retirement incentive was offered to help right-size our workforce. We also saw increased administrative costs year on year from the amortization of our cloud computing arrangement implementation.

Net income (loss) from continuing operations

Consolidated net loss from continuing operations was $424,000 for the three-month period ended February 29, 2024, compared to net income of $350,000 for the same period in fiscal 2023. Our Modular Buildings segment remained profitable for the first fiscal quarter of 2024, despite the reduced sales. We are expecting strong sales in this segment for the remainder of fiscal 2024 as we work through our large backlog. Our Agricultural Products segment incurred a loss for the first fiscal quarter of 2024 due primarily to decreased sales and rising overhead costs. While first quarters of fiscal 2022 and 2023 brought heightened demand in the Agricultural Products segment due to strong commodity prices sales and resulting net income in the first fiscal quarter of 2024 were down due to lower commodity prices and resulting decreased demand. In addition, historically, sales in the first fiscal quarter is the slowest quarter of our fiscal year. We expect the second fiscal quarter of 2024 to be improved over the first quarter as we work through our beet equipment backlog and begin to realize some of our more recent cost savings initiatives.

Order Backlog

The consolidated order backlog net of discounts for continuing operations as of April 3, 2024 was $11,416,000 compared to $12,007,000 as of April 3, 2023, a 4.9% decrease. The Agricultural Products segment order backlog was $2,476,000 as of  April 3, 2024 compared to $7,798,000 in fiscal 2023, a 68.2% decrease. Our incoming orders slowed in the fall of 2023 as backlog of the previous year’s pent-up demand was filled. In February 2024, the USDA estimated a 25.5% decrease in net farm income tied to lower crop and livestock cash receipts and continued increases in production costs. We will rely on our brand reputation, strength of sales team and product availability to drive sales activity for fiscal 2024. The backlog for the Modular Buildings segment was $8,940,000 as of April 3, 2024, compared to $4,209,000 in fiscal 2023, a 112.4% increase. Two large research projects make up the bulk of our current backlog. We expect completion of these projects in fiscal 2024 which would put us on track for nearly a 48% revenue increase from the 2023 fiscal year. We have additional contracts and quoting activity that we expect could provide additional upside for fiscal 2024. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our primary sources of funds for the three months ended February 29, 2024 were cash generated by our receivables, contracts in progress, customer deposits and line of credit. We carried over close to $1.9 million in accounts receivable from the end of fiscal 2023 that we expect to be strong source of cash for fiscal 2024. We also expect the backlog of our contracts in progress in the Modular Buildings segment to be a primary source of cash in fiscal 2024 along with the increased inventory balance in our Agricultural Products segment. Despite incoming orders being down, we received a significant amount of deposits on our early order program in the first fiscal quarter which also helped fund operations for the three months ended February 29, 2024. We expect the sale of real estate of our Tools segment and $1.2 million of net Employer Retention Credit refunds to provide material inflows of cash, although the timing of these transactions are unknown. We expect our primary capital needs for the remainder of fiscal 2024 to relate to operating costs, purchases of equipment that improve our operations, and the retirement of debt.

We have $5,500,000 on a revolving line of credit with Bank Midwest that, as of February 29, 2024, had an outstanding principal balance of $4,880,437. This line of credit was renewed on March 4, 2024 and is scheduled to mature on March 30, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The persons serving as our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period subject to this report. Based on this evaluation, the persons serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of February 29, 2024. Our management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents the information with respect to purchases made by us of our common stock during the first quarter of fiscal 2024:

Total Number of
			Shares	Approximate Dollar
			Purchased as part	Value of Shares that
	Total	Average	of	May
	Number	Price	Publicly	Yet Be Purchased
	of Shares	Paid per	Announced	under the
	Purchased (1)	Share	Plans or Programs	Plans or Programs
December 1 to December 31, 2023	-	$-	N/A	N/A
January 1 to January 31, 2024	18,458	$2.04	N/A	N/A
February 1 to February 29, 2024	-	$-	N/A	N/A
Total	18,458	$2.04

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

10.1	Promissory Note, between Bank Midwest and Art's-Way Manufacturing Co., Inc. dated March 4, 2024 - filed herewith
31.1	Certificate of Chief Executive Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
31.2	Certificate of Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - filed herewith.
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

ART’S-WAY MANUFACTURING CO., INC.

Date: April 11, 2024	By: /s/ David A. King
David A. King
President and Chief Executive Officer

Date: April 11, 2024	By: /s/ Michael W. Woods
Michael W. Woods
Chief Financial Officer