Form 10-Q
period 2024-05-31
ARTS WAY MANUFACTURING CO INC
filed 2024-07-11
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2024

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 000-05131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of common shares outstanding as of July 3, 2024 : 5,071,458

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	May 31, 2024	November 30, 2023
Assets
Current assets:
Cash	$4,487	$4,014
Accounts receivable, net	2,646,960	3,432,216
Inventories, net	10,496,821	11,031,362
Cost and profit in excess of billings	34,797	289,282
Other current assets	416,108	296,662
Current assets of discontinued operations	22,837	31,958
Total current assets	13,622,010	15,085,494

Property, plant, and equipment, net	5,234,771	5,060,595
Assets held for lease, net	142,096	145,494
Deferred income taxes, net	2,638,123	2,503,213
Other assets	525,162	583,752
Other assets of discontinued operations	1,008,949	1,023,566
Total assets	$23,171,111	$24,402,114
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,019,151	$2,256,502
Customer deposits	169,419	416,044
Billings in excess of cost and profit	1,992,459	351,289
Income taxes payable	5,000	5,000
Accrued expenses	1,024,040	1,399,232
Line of credit	3,950,437	4,413,520
Current portion of finance lease liabilities	255,677	257,454
Current portion of long-term debt	113,545	109,193
Current liabilities of discontinued operations	181,846	186,789
Total current liabilities	8,711,574	9,395,023

Long-term portion of operating lease liabilities	9,291	13,774
Long-term portion of finance lease liabilities	646,179	722,200
Long-term debt, excluding current portion	2,571,250	2,629,862
Total liabilities	11,938,294	12,760,859
Commitments and Contingencies (Notes 9, 11, 12 and 15)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares on May 31, 2024 and November 30, 2023; issued and outstanding 0 shares on May 31, 2024 and November 30, 2023.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares on May 31, 2024 and November 30, 2023; 5,184,172 issued on May 31, 2024 and 5,106,922 on November 30, 2023	51,842	51,069
Additional paid-in capital	4,965,248	4,838,425
Retained earnings	6,522,873	7,021,253
Treasury stock, at cost (112,714 shares on May 31, 2024 and 94,256 shares on November 30, 2023)	(307,146)	(269,492)
Total stockholders’ equity	11,232,817	11,641,255
Total liabilities and stockholders’ equity	$23,171,111	$24,402,114

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Sales	$6,730,268	$8,224,395	$12,453,663	$15,311,259
Cost of goods sold	4,823,516	6,040,799	9,073,386	10,940,788
Gross profit	1,906,752	2,183,596	3,380,277	4,370,471
Expenses
Engineering	107,072	140,497	267,425	268,793
Selling	397,631	510,965	860,390	1,042,426
General and administrative	1,233,281	1,099,132	2,463,775	2,082,804
Total expenses	1,737,984	1,750,594	3,591,590	3,394,023
Income (loss) from operations	168,768	433,002	(211,313)	976,448

Other income (expense):
Interest expense	(159,768)	(147,196)	(321,772)	(259,010)
Other	(14,270)	131,613	(9,221)	143,607
Total other expense	(174,038)	(15,583)	(330,993)	(115,403)
Income (loss) from continuing operations before income taxes	(5,270)	417,419	(542,306)	861,045
Income tax expense (benefit)	(613)	87,658	(113,391)	180,989
Income (loss) from continuing operations	(4,657)	329,761	(428,915)	680,056

Discontinued Operations (Note 3)
Loss from discontinued operations before income taxes	(38,028)	(29,237)	(87,930)	(39,471)
Income tax benefit	(9,345)	(6,140)	(18,465)	(8,289)
Loss on discontinued operations	(28,683)	(23,097)	(69,465)	(31,182)
Net Income (loss)	$(33,340)	$306,664	$(498,380)	$648,874

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Stockholders' Equity
Six Months Ended May 31, 2024 and May 31, 2023
(Unaudited)

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2022	5,013,671	$50,137	$4,547,172	$6,754,284	64,574	$(200,956)	$11,150,637
Stock based compensation	97,250	972	136,666	-	27,774	(63,995)	73,643
Net Income	-	-	-	648,874	-	-	648,874
Balance, May 31, 2023	5,110,921	$51,109	$4,683,838	$7,403,158	92,348	$(264,951)	$11,873,154

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2023	5,106,922	$51,069	$4,838,425	$7,021,253	94,256	$(269,492)	$11,641,255
Stock based compensation	77,250	773	126,823	-	18,458	(37,654)	89,942
Net loss	-	-	-	(498,380)	-	-	(498,380)
Balance, May 31, 2024	5,184,172	$51,842	$4,965,248	$6,522,873	112,714	$(307,146)	$11,232,817

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	May 31, 2024	May 31, 2023
Cash flows from operations:
Net income (loss) from continuing operations	$(428,915)	$680,056
Net loss from discontinued operations	(69,465)	(31,182)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	127,596	137,638
Increase (Decrease) in obsolete inventory reserves	231,220	(44,321)
Gain on disposal of property, plant, and equipment	-	(97,616)
Depreciation and amortization expense	434,300	408,066
Amortization of cloud computing implementation costs	60,909	-
Increase in allowance for expected credit losses - accounts receivable	17,540	2,095
Deferred income taxes	(134,910)	167,213
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	767,716	(1,186,102)
Inventories	303,321	(1,057,145)
Other assets	(218,547)	122,264
Increase (decrease) in:
Accounts payable	(1,237,351)	(311,062)
Contracts in progress, net	1,895,655	583,259
Customer deposits	(246,625)	(268,417)
Income taxes payable	-	1,500
Accrued expenses	(375,425)	(34,323)
Net cash provided by (used in) operating activities - continuing operations	1,196,484	(896,895)
Net cash provided by (used in) operating activities - discontinued operations	(48,862)	273,423
Net cash provided by (used in) operating activities	1,147,622	(623,472)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(512,547)	(623,778)
Net proceeds from sale of assets	-	286,815
Net cash used in investing activities - continuing operations	(512,547)	(336,963)
Net cash used in investing activities - discontinued operations	-	(16,055)
Net cash used in investing activities	(512,547)	(353,018)
Cash flows from financing activities:
Net change in line of credit	(463,083)	779,559
Proceeds from finance lease obligations	-	397,536
Principal payments on finance lease obligations	(77,798)	(75,448)
Repayment of term debt	(54,260)	(48,188)
Repurchases of common stock	(37,654)	(63,995)
Net cash provided by (used in) financing activities - continuing operations	(632,795)	989,464
Net cash used in financing activities - discontinued operations	(1,807)	(15,731)
Net cash provided by (used in) financing activities	(634,602)	973,733
Net increase (decrease) in cash	473	(2,757)
Cash at beginning of period	4,014	5,055
Cash at end of period	$4,487	$2,298

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$323,633	$268,997
Income taxes	90	2,841

Supplemental disclosures of non-cash operating activities:
Right-of-use (ROU) assets acquired (included in other assets)	$38,192	$117,302

Amortization of operating lease ROU assets (included in other assets)	$4,275	$5,820

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

During the third quarter of fiscal 2023, the Company ceased operations of its Tools business, which manufactured steel cutting tools and inserts. In previous periods, operations of the Tools business was reported in consolidated numbers as the Company's third operating segment. The Tools segment has been modified retrospectively to be reported in discontinued operations for the six months ended May 31, 2023. For more information on discontinued operations, see Note 3 "Discontinued Operations."

2)	Summary of Significant Accounting Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and operating results for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2023. The results of operations for the three and six months ended May 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2024.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three and six months ended May 31, 2024. Actual results could differ from those estimates.

Allowance for Credit Losses

The Company uses aging categories to estimate expected credit losses on trade receivables. The Company considers in its analysis: historical loss experience, forward-looking macroeconomic factors, company credit risk including previous delinquencies, disputed amounts, and the intent and ability to pay. The Company's typical credit terms are Net 30, however, it does offer terms up to 180 days on floor plan units. The Company would consider trade receivables greater than 30 days past due, but is not required to disclose past due receivables with an original term less than one year. The Company performs additional analysis monthly on amounts over 90 days past due to determine collectability. The Company has assigned expected credit loss percentages based on where the asset falls in the aging schedule. The Company's actual credit losses have been low compared to historical allowance estimates. The Company has considered the current interest rate environment and the recent decline in the agricultural commodity market and believes its method of estimating a higher than historical loss percentage to be an adequate estimate. The Company foresees increased credit risk over the next year or so until inventory on dealer lots starts to decline, interest rates drop and farm income strengthens.

The Company carries contract assets related to its Modular Buildings segment in the form of costs and profit in excess of billings. These contract assets are typically converted to trade receivables in 30 to 90 days, depending on contract terms, and due 30 days or less from the billing date. Because these contract assets are typically converted to receivables and collected in less than a year, consideration for these contract assets has been included in the expected credit loss model for trade receivables.

3)	Discontinued Operations

On June 7, 2023, the Company announced that it would be discontinuing the operations of its Tools segment in order to focus its efforts and resources on the business segments that have historically been more successful and that are expected to present greater opportunities for meaningful long-term stockholder returns. A large portion of this segment's assets were disposed of in the 3rd quarter of fiscal 2023. The primary asset of this business, the real estate, is listed for sale as of May 31, 2024.

The cessation of operations and liquidation of the Tools segment represented a strategic shift as a unique business unit of the Company. In accordance with Accounting Standard Code Topic 360, the Company has reclassified Tools as discontinued operations for all periods presented.

The components of discontinued operations in the accompanying Condensed Consolidated Balance Sheets are as follows:

	May 31, 2024	November 30, 2023
Inventory	$18,013	$18,013
Other current assets	4,824	13,945
Current assets of discontinued operations	$22,837	$31,958

	May 31, 2024	November 30, 2023
Property, plant, and equipment, net	$1,008,949	$1,023,566
Other assets of discontinued operations	$1,008,949	$1,023,566

	May 31, 2024	November 30, 2023
Accounts payable	$1,507	$3,539
Current portion of long-term debt	158,792	160,599
Other current liabilities	21,547	22,651
Current liabilities of discontinued operations	$181,846	$186,789

Segment information as of May 31, 2024 and May 31, 2023 for discontinued operations is as follows:

	Tools
	Three Months Ended
	May 31, 2024	May 31, 2023
Revenue from external customers	$-	$783,000
Gross Profit (loss)	(25,000)	147,000
Operating Expense (Income)	(1,000)	161,000
Loss from operations	(24,000)	(14,000)
Loss before tax	(38,000)	(29,000)
Total Assets	1,032,000	2,295,000
Capital expenditures	-	-
Depreciation & Amortization	$7,000	$44,000

	Tools
	Six Months Ended
	May 31, 2024	May 31, 2023
Revenue from external customers	$-	$1,591,000
Gross Profit (loss)	(52,000)	309,000
Operating Expense	9,000	318,000
Loss from operations	(61,000)	(9,000)
Loss before tax	(88,000)	(39,000)
Total Assets	1,032,000	2,295,000
Capital expenditures	-	16,000
Depreciation & Amortization	$14,000	$81,000

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

	Three Months Ended May 31, 2024
	Agricultural	Modular Buildings	Total
Farm equipment	$3,975,000	$-	$3,975,000
Farm equipment service parts	500,000	-	500,000
Modular buildings	-	2,100,000	2,100,000
Modular building lease income	-	56,000	56,000
Other	80,000	19,000	99,000
	$4,555,000	$2,175,000	$6,730,000

	Three Months Ended May 31, 2023
	Agricultural	Modular Buildings	Total
Farm equipment	$5,491,000	$-	$5,491,000
Farm equipment service parts	779,000	-	779,000
Modular buildings	-	1,802,000	1,802,000
Modular building lease income	-	32,000	32,000
Other	98,000	22,000	120,000
	$6,368,000	$1,856,000	$8,224,000

	Six Months Ended May 31, 2024
	Agricultural	Modular Buildings	Total
Farm equipment	$7,503,000	$-	$7,503,000
Farm equipment service parts	1,143,000	-	1,143,000
Modular buildings	-	3,491,000	3,491,000
Modular building lease income	-	92,000	92,000
Other	146,000	79,000	225,000
	$8,792,000	$3,662,000	$12,454,000

	Six Months Ended May 31, 2023
	Agricultural	Modular Buildings	Total
Farm equipment	$10,223,000	$-	$10,223,000
Farm equipment service parts	1,409,000	-	1,409,000
Modular buildings	-	3,402,000	3,402,000
Modular building lease income	-	64,000	64,000
Other	181,000	32,000	213,000
	$11,813,000	$3,498,000	$15,311,000

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

On May 31, 2024, the Company had approximately $995,000 in receivables on the floorplan program with a due date greater than 30 days compared to $773,000 on May 31, 2023.

5)	Accounts receivable

Accounts receivable are shown net of allowances for expected credit losses. Expected losses are recorded in administrative expense at the time of receivable recognition.

The activity related to expected credit losses for the six months ended May 31, 2024 ended is as follows:

Six Months Ended (Continuing operations)
May 31, 2024
Balance, beginning	$32,137
Provision charged to expense	30,159
Less amounts charged-off	(12,619)
Balance, ending	$49,677

The activity of allowance for doubtful accounts for activity for the six months ended May 31, 2023 under legacy US GAAP is as follows:

Six Months Ended (Continuing operations)
May 31, 2023
Balance, beginning	$33,288
Provision charged to expense	2,095
Less amounts charged-off	-
Balance, ending	$35,383

6)	Contract Receivables, Contract Assets and Contract Liabilities

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers included on the Condensed Consolidated Balance Sheets.

	May 31, 2024	November 30, 2023
Receivables	$2,647,000	$3,432,000
Assets	35,000	289,000
Liabilities	2,162,000	767,000

The amount of revenue recognized in the first six months of fiscal 2024 that was included in a contract liability on  November 30, 2023 was approximately $655,000 compared to $1,153,000 in the same period of fiscal 2023. The beginning contract receivables, assets and liabilities on December 1, 2022 were approximately $2,466,000; $451,000 and $1,153,000, respectively.

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

Basic and diluted net income (loss) per share have been computed based on the following as of  May 31, 2024 and May 31, 2023:

	For the Three Months Ended
	May 31, 2024	May 31, 2023
Numerator for basic and diluted net income (loss) per share:

Net income (loss) from continuing operations	$(4,657)	$329,761
Net loss from discontinued operations	(28,683)	(23,097)
Net income (loss)	(33,340)	306,664

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	5,067,742	5,014,050
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	5,067,742	5,014,050

Net Income (loss) per share - Basic:
Continuing Operations	$(0.00)	$0.07
Discontinued Operations	(0.01)	(0.01)
Net income (loss) per share	$(0.01)	$0.06

Net Income (loss) per share - Diluted:
Continuing Operations	$(0.00)	$0.07
Discontinued Operations	(0.01)	(0.01)
Net income (loss) per share	$(0.01)	$0.06

	For the Six Months Ended
	May 31, 2024	May 31, 2023
Numerator for basic and diluted net income (loss) per share:

Net income (loss) from continuing operations	$(428,915)	$680,056
Net (loss) from discontinued operations	(69,465)	(31,182)
Net income (loss)	(498,380)	648,874

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	5,045,334	4,995,708
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	5,045,334	4,995,708

Net Income (Loss) per share - Basic:
Continuing Operations	$(0.09)	$0.14
Discontinued Operations	(0.01)	(0.01)
Net income per share	$(0.10)	$0.13

Net Income (Loss) per share - Diluted:
Continuing Operations	$(0.09)	$0.14
Discontinued Operations	(0.01)	(0.01)
Net income per share	$(0.10)	$0.13

8)	Inventory

Major classes of inventory are:

	May 31, 2024	November 30, 2023
Raw materials	$8,621,631	$8,860,296
Work in process	368,456	281,760
Finished goods	3,661,728	3,472,354
Total Gross Inventory	$12,651,815	$12,614,410
Less: Reserves	(2,154,994)	(1,583,048)
Net Inventory	$10,496,821	$11,031,362

9)	Accrued Expenses

Major components of accrued expenses are:

	May 31, 2024	November 30, 2023
Salaries, wages, and commissions	$539,930	$805,908
Accrued warranty expense	196,668	295,113
Other	287,442	298,211
Total accrued expenses	$1,024,040	$1,399,232

10)	Assets Held for Lease

Major components of assets held for lease are:

	May 31, 2024	November 30, 2023
Modular Buildings	$142,096	$145,494
Total assets held for lease	$142,096	$145,494

There were approximately $56,000 and $92,000 of rents recognized from assets held for lease included in sales on the Condensed Consolidated Statements of Operations during the three and six months ended May 31, 2024, respectively, compared to $32,000 and $64,000 for the same periods ending May 31, 2023.

The future minimum lease receipts for the years ended November 30 are as follows:

Year	Amount
2024	$91,677
2025	70,036
$161,713

11)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. Product warranty is included in the price of the product and provides assurance that the product will function in accordance with agreed-upon specifications. It does not represent a separate performance obligation under ASC 606. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 9 “Accrued Expenses.” Changes in the Company’s product warranty liability for the three and six months ended May 31, 2024 and  May 31, 2023 are as follows:

	Three Months Ended (Continuing Operations)
	May 31, 2024	May 31, 2023
Balance, beginning	$211,121	$193,464
Provision charged to expense	94,940	115,739
Less amounts charged-off	(109,393)	(56,759)
Balance, ending	$196,668	$252,444

	Six Months Ended (Continuing Operations)
	May 31, 2024	May 31, 2023
Balance, beginning	$295,113	$192,301
Provision charged to expense	178,676	231,335
Less amounts charged-off	(277,121)	(171,192)
Balance, ending	$196,668	$252,444

12)	Loan and Credit Agreements

Bank Midwest Revolving Lines of Credit and Term Loans

The Company maintains a $5,500,000 revolving line of credit (the “Line of Credit”) with Bank Midwest. On May 31, 2024, the balance of the Line of Credit was $3,950,437 with $1,549,563 remaining available, as may be limited by the borrowing base calculation. The Line of Credit borrowing base is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of net inventory, less any outstanding loan balance on the Line of Credit. On May 31, 2024, the Line of Credit was not limited by the borrowing base calculation. Any unpaid principal amount borrowed on the Line of Credit accrues interest at a floating rate per annum equal to 0.75% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 6.00% per annum and the current interest rate is 9.25% per annum. The Line of Credit was most recently renewed on March 4, 2024 with a maturity date of  March 30, 2025 and requires monthly interest-only payments. The most recent renewal of the Line of Credit combined the previous Line of Credit and a Reserve Line of Credit and decreased the floating rate by 0.50%.

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

The Company entered into the Roof Term Loan of $350,000 with Bank Midwest on May 17, 2022. The Roof Term Loan’s proceeds were used to fix sections of the Armstrong facility’s roof. The Roof Term Loan requires 59 regular payments of $2,972 and an estimated balloon payment of $269,517 on the maturity date of May 15, 2027. Any unpaid principal amount borrowed on the Roof Term Loan accrues interest at a rate of 7.0% per annum. The Roof Term Loan is governed by the terms of a Promissory Note, dated May 17, 2022, entered into between the Company and Bank Midwest and by a Change of Terms Agreement dated March 30, 2023 which fixed the interest rate terms of the original Promissory Note.

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

SBA Economic Injury Disaster Loans

In June of 2020, the Company executed the standard loan documents required for securing loans offered by the U.S. Small Business Administration under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Two loans were executed on June 18, 2020 with principal amounts of $150,000 each, with a third loan being executed on June 24, 2020 with a principal amount of $150,000. Proceeds from these EIDLs were used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue from the date of inception. Installment payments, including principal and interest, were due monthly beginning December 18, 2022 (thirty months from the date of the EIDLs) and December 24, 2022 in the amount of $731 per EIDL. The balance of principal and interest is payable 30 years from the date of the EIDL. The EIDLs are secured by a security interest on all of the Company’s assets subordinate to Bank Midwest’s security interest. Each EIDL is governed by the terms of a separate Promissory Note, dated either June 18, 2020 or June 24, 2020, as applicable, entered into by the Company or the applicable subsidiary.

The Company will be required to pay the balance of the EIDL loan associated with the Tools segment upon liquidation of real estate and dissolution of the business. The principal balance of this loan was $158,971 at May 31, 2024. The Company will also be required to pay off the balance of the Bank Midwest Roof Loan in the event the real estate is sold for the Tools segment. The principal balance of this loan at May 31, 2024 is $330,863.

A summary of the Company’s term debt is as follows:

	May 31, 2024	November 30, 2023
Bank Midwest loan payable in monthly installments of $19,648 including interest at 7.00%, due October 1, 2037	2,035,810	2,080,718
Bank Midwest loan payable in monthly installments of $2,972 including interest at 7.00%, due May 15, 2027	330,863	336,858
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 18, 2022, due June 18, 2050	158,614	160,583
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 18, 2022, due June 18, 2050	158,971	160,599
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 24, 2022, due June 24, 2050	159,508	160,896
Total term debt	$2,843,766	$2,899,654
Less term debt of discontinued operations	$(158,971)	(160,599)
Term debt, continuing operations	2,684,795	2,739,055
Less current portion of term debt	(113,545)	(109,193)
Term debt, excluding current portion	$2,571,250	$2,629,862

A summary of the minimum maturities of term debt follows for twelve month periods ending May 31, are as follows:

Year	Amount
2025	$113,545
2026	$121,427
2027	$130,074
2028	$413,638
2029	$132,431
2030 and thereafter	$1,773,680
$2,684,795

13)	Income Taxes

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

During the three and six months ended May 31, 2024, and May 31, 2023, the Company did not recognize any revenues from transactions with a related party, and no amounts in accounts receivable balances were due from a related party. From time to time, the Company purchases various supplies from related parties, which are companies in which Marc McConnell, the Chairman of the Company’s Board of Directors, has an ownership interest and also serves as President. J. Ward McConnell Jr.’s estate, the J. Ward McConnell, Jr. Living Trust, is paid a monthly fee to guarantee a portion of the Company’s term debt in accordance with the USDA guarantee obtained on the Company’s term debt. In the three and six months ended May 31, 2024, the Company recognized $3,749 and $7,680 of expense for transactions with related parties, respectively, compared to $3,893 and $8,063 for the three and six months ended May 31, 2023. As of May 31, 2024, accrued expenses contained a balance of $1,272 owed to a related party compared to $1,326 on May 31, 2023.

15)	Leases

The components of operating leases on the Condensed Consolidated Balance Sheets on May 31, 2024 and November 30, 2023 were as follows:

	May 31, 2024	November 30, 2023
Operating lease right-of-use assets (in other assets)	$18,151	$22,427

Current portion of operating lease liabilities (in accrued expenses)	$8,860	$8,653
Long-term portion of operating lease liabilities	9,291	13,774
Total operating lease liabilities	$18,151	$22,427

The components of finance leases on the Condensed Consolidated Balance Sheets on May 31, 2024 and November 30, 2023 were as follows:

	May 31, 2024	November 30, 2023
Finance lease right-of-use assets (net of amortization in other assets)	$459,708	$511,367

Current portion of finance lease liabilities	$255,677	$257,454
Long-term portion of finance lease liabilities	646,179	722,200
Total finance lease liabilities	$901,856	$979,654

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

Shares issued under the 2020 Plan for the three and six month periods ended May 31, 2024 and 2023 are as follows:

	For the Three Months Ended
	May 31, 2024	May 31, 2023
Shares issued to directors (immediate vesting)	10,000	10,000
Shares issued to directors, employees, and consultants (three year vesting)	-	-
Total shares issued	10,000	10,000

	For the Six Months Ended
	May 31, 2024	May 31, 2023
Shares issued to directors (immediate vesting)	15,000	15,000
Shares issued to directors, employees, and consultants (three year vesting)	69,000	82,250
Unvested shares forfeited upon termination	(6,750)	-
Total shares issued	77,250	97,250

17)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. On  May 31, 2024 and November 30, 2023, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, finance lease liabilities and other current and long-term liabilities. The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of these instruments. The fair value of the finance lease liabilities also approximate recorded value as that is based on discounting future cash flows at rates implicit in the lease. The rates implicit in the lease do not materially differ from current market rates. The fair value of the Company’s term loans payable also approximates recorded value because the interest rates charged under the loan terms are not substantially different from current interest rates.

18)	Segment Information

As of May 31, 2024, the Company has two reportable segments: Agricultural Products and Modular Buildings. The Agricultural Products segment manufactures and sells farm equipment and related replacement parts under the Art’s-Way Manufacturing label. The Modular Buildings segment manufactures and installs modular buildings for various uses, commonly animal containment and research laboratories.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Management evaluates the performance of each segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses.

Approximate financial information with respect to the reportable segments is as follows.

	Three Months Ended May 31, 2024
	Agricultural Products	Modular Buildings	Consolidated (Continuing Operations)
Revenue from external customers	$4,555,000	$2,175,000	$6,730,000
Gross profit	1,323,000	584,000	1,907,000
Operating Expense	1,481,000	257,000	1,738,000
Income (loss) from operations	(158,000)	327,000	169,000
Income (loss) before tax	(323,000)	318,000	(5,000)
Total Assets	19,528,000	2,611,000	22,139,000
Capital expenditures	205,000	27,000	232,000
Depreciation & Amortization	$161,000	$71,000	$232,000

	Three Months Ended May 31, 2023
	Agricultural Products	Modular Buildings	Consolidated (Continuing Operations)
Revenue from external customers	$6,368,000	$1,856,000	$8,224,000
Gross profit	1,799,000	385,000	2,184,000
Operating Expense	1,483,000	268,000	1,751,000
Income from operations	316,000	117,000	433,000
Income before tax	197,000	220,000	417,000
Total Assets	19,776,000	3,399,000	23,175,000
Capital expenditures	249,000	78,000	327,000
Depreciation & Amortization	$125,000	$81,000	$206,000

	Six Months Ended May 31, 2024
	Agricultural Products	Modular Buildings	Consolidated (Continuing Operations)
Revenue from external customers	$8,792,000	$3,662,000	$12,454,000
Gross profit	2,464,000	916,000	3,380,000
Operating Expense	3,049,000	543,000	3,592,000
Income (loss) from operations	(584,000)	373,000	(211,000)
Income (loss) before tax	(897,000)	355,000	(542,000)
Total Assets	19,528,000	2,611,000	22,139,000
Capital expenditures	389,000	124,000	513,000
Depreciation & Amortization	$308,000	$126,000	$434,000

	Six Months Ended May 31, 2023
	Agricultural Products	Modular Buildings	Consolidated (Continuing Operations)
Revenue from external customers	$11,813,000	$3,498,000	$15,311,000
Gross profit	3,662,000	708,000	4,370,000
Operating Expense	2,845,000	549,000	3,394,000
Income from operations	818,000	159,000	977,000
Income before tax	604,000	257,000	861,000
Total Assets	19,776,000	3,399,000	23,175,000
Capital expenditures	501,000	123,000	624,000
Depreciation & Amortization	$250,000	$158,000	$408,000

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “report”) and the audited consolidated financial statements and related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2023. Some of the statements in this report may be forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our expectations with respect to order backlog, future demand for products, expected product mix and resulting sales; (ii) our beliefs regarding the sufficiency of working capital and cash flows; (iii) our expectation that we will continue to be able to renew or obtain financing on reasonable terms when necessary as well as our continued positive relationship with our creditors and lenders; (iv) our beliefs regarding production capabilities; (v) our intentions and beliefs relating to our costs, business strategies, and future performance, including without limitation, the impact of cost cutting measures, process improvement measures and new product development; (vi) our beliefs regarding the impact and potential actions with respect to discontinuing our Tools segment, including without limitation, potential cash that may be generated by the sale of related real estate and other assets and our belief that Modular and Agricultural Products present greater opportunity for long-term stockholder returns in comparison to our discontinued Tools segment; (vii) our beliefs regarding our early order program providing a picture of future demand; (viii) our expected financial results, including without limitation, our expected results for the Modular and Agricultural Products segments; and  (ix) our expectations regarding receiving Employer Retention Credit Refunds; and (x) our expectations concerning our primary capital and cash flow needs.

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

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of our financial statements as of May 31, 2024 remain unchanged from November 30, 2023. Disclosure of these critical accounting policies is incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2023.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales from continuing operations for the three- and six-month periods ended May 31, 2024 were $ 6,730,000 and $12,454,000 compared to $8,224,000  and $15,311,000 during the same respective periods in fiscal 2023, a $1,494,000, or 18.2%, decrease for the three months and a decrease of $2,857,000, or 18.7% decrease for the six months. Consolidated gross margin for the three-month and six-month periods ended May 31, 2024 was 28.3% and 27.1% compared to 26.6% and 28.5% for the same periods in fiscal 2023.

Our second quarter sales in our Agricultural Products segment were $4,555,000 compared to $6,368,000 during the same period of fiscal 2023, a decrease of $1,813,000, or 28.5%. For the six months ended May 31, 2024, our sales were $8,792,000 compared to $11,813,000, a decrease of $3,021,000, or 25.6% for the same period of 2023. In February of 2024, the US Department of Agriculture reported a 25% expected decline in farm income levels for 2024 due to weaker row crop prices and expected increases in production expenses. Our sales year to date have mirrored the USDA's sentiments on projected farm income. Incoming orders on the fall 2023 and spring 2024 early order programs declined for the first time in three years. As we approach mid-year of calendar 2024, live cattle, lean hogs, sugar beet and milk commodity prices are all exceeding their five year averages while corn, soybeans and wheat commodity prices are all down significantly from where they were a year ago. High interest rates are putting additional pressure on farmer's bottom lines and also reducing the amount of inventory dealers are able to carry on their lots. We expect sales are going to be more speculative in the near future and product availability will be a key factor in sales success moving forward. We began cost cutting measures in the first quarter of fiscal 2024 to partially mitigate the effect on cash flow from decreased sales, including layoffs of non-production employees and offering early retirement incentives to employees at retirement age. We also entered the Iowa Work Force Development's voluntary workshare program in April 2024, which eliminates the need for additional production layoffs by allowing us to cut employee's hours while employees receive unemployment benefits for lost hours. We will be putting additional focus on investments that move our operational improvement strategy towards increased automation and production efficiency as we move forward in fiscal 2024. From a sales standpoint, we continue to work with dealers to help move field inventory to generate more sales opportunities for our products. We are targeting new dealer acquisitions to penetrate geographic markets in which we lack a substantial presence. Gross margin for our Agricultural Products segment for the three-month and six-month periods ended May 31, 2024 was 29.0% and 28.0%, respectively compared to 28.3% and 31.0% for the same periods in fiscal 2023. We primarily attribute our gross margin decrease to the decrease in sales, but our margins were also burdened by inflationary price increases in supplies used in manufacturing and health and general insurance costs. We expect a continued focus on driving overheads costs down as 2024 continues.

Our second quarter sales in our Modular Buildings segment were $2,175,000 compared to $1,856,000 for the same period in fiscal 2023, an increase of $319,000, or 17.2%. For the six months ended May 31, 2024 our sales were $3,662,000 compared to $3,498,000  for the same period of fiscal 2023, an increase of $164,000, or 4.7%. Two large research projects are driving the sales increase for the three- and six- month periods. We anticipate seeing increased sales quarter on quarter for the remainder of fiscal 2024 due to the strength of our backlog. Gross margin for the three- and six-month period ended May 31, 2024 was 26.9% and 25.0%, respectively, compared to 20.7% and 20.2% for the same respective periods in fiscal 2023. The Modular Buildings segment typically sees higher margins on research projects, which made up the majority of our revenue for the first six months of fiscal 2024, compared to a higher percentage of agricultural buildings in the first quarter of fiscal 2023. This, coupled with increased billing rates, has led to improved margins in this segment over the last 18 months.

Expenses

Consolidated selling expenses from continuing operations for the three months ended May 31, 2024 were $398,000 compared to $511,000 for the same period 2023. Our consolidated selling expenses from continuing operations for the six months ended May 31, 2024 were $860,000 compared to $1,042,000 for the same period in fiscal 2023, a decrease of $182,000, or 17.5%. The decrease in selling expenses is related mainly to decreases in commission expense. Decreased sales in the Agricultural Products segment and the addition of an inside salesperson contributed to the decrease in commission expense. Our Modular Buildings segment also utilizes commissions on agricultural building sales and we saw a significant decrease in these sales comparatively. Selling expenses as a percentage of sales was 6.9% for the six months ended May 31, 2024 compared to 6.8% for six months ended May 31, 2023.

Consolidated engineering expenses from continuing operations were $107,000 and $267,000 for the three- and six-month period ended May 31, 2024, respectively compared to $140,000 and $269,000 for the same periods in fiscal 2023. Engineering expenses as a percentage of sales were 2.1% for the six months ended May 31, 2024 compared to 1.8% for the same respective periods in fiscal 2023.

Consolidated administrative expenses from continuing operations for the three- and six-month period ended May 31, 2024 were $1,233,000 and $2,464,000, respectively, compared to $1,099,000 and $2,083,000 for the same respective period in fiscal 2023. Administrative expenses as a percentage of sales were 19.8% for the six months ended May 31, 2024 compared to 13.6% for the same respective period in fiscal 2023. Administrative expenses increased year on year primarily due to the addition of skilled staff in accounting and human resources. We also paid out approximately $188,000 of early retirement incentives for employees of retirement age that retired mid-March of 2024. The retirement incentive was offered to help right-size our workforce. We also saw increased information technology costs year on year from rising prices and the amortization of our cloud computing arrangement implementation which will be fully amortized after the second quarter of fiscal 2025.

Net income (loss) from continuing operations

Consolidated net loss from continuing operations was $5,000 for the three-month period ended May 31, 2024, compared to net income of $330,000 for the same period in fiscal 2023. For the six months ended May 31, 2024, our consolidated net loss was $429,000 compared to net income of $680,000 for the same period of fiscal 2023. While we had positive operating income from continuing operations for the three months ended May 31, 2024, high interest rates on our debt, have put strain on our bottom line in fiscal 2024. We expect that our sales in the Agricultural Products segment will continue to follow the 25% farm income decrease trend predicted by the USDA. We will rely on inventory reduction, debt retirement and cost cutting to minimize losses  in an attempt again to generate net income from this segment. The Modular Buildings segment recorded revenue increases and profitability for both the three and six months ended May 31, 2024. We anticipate continued positive performance from this segment due to strong backlog for the remainder of fiscal 2024.

Order Backlog

The consolidated order backlog net of discounts for continuing operations as of July 8, 2024 was $7,867,000 compared to $10,236,000 as of July 8, 2023, a 23.1% decrease. The Agricultural Products segment order backlog was $1,348,000 as of  July 8, 2024 compared to $6,764,000 in fiscal 2023, an 80.1% decrease. Decreases in expected net farm income coupled with high interest rates in fiscal 2024 has suppressed demand for agricultural products across the North American market. We will rely on our brand reputation, strength of sales team and product availability to drive sales activity for the remainder of fiscal 2024. The backlog for the Modular Buildings segment was $6,519,000 as of July 8, 2024, compared to $3,472,000 in fiscal 2023, an 87.8% increase. We continue to see strong demand for research-type modulars in our Modular Buildings segment as we progress through the third quarter of fiscal 2024. While ag modular building demand is down, continued quoting activity  on the research side shows promise into fiscal 2025. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our primary source of funds for the six months ended May 31, 2024 was cash generated by contracts in progress in the Modular Buildings segment. We are utilizing favorable billing terms to provide positive cash flow on the large research projects we have under contract. Our inventory levels at November 30, 2023 were heightened compared to recent history and the reduction of those inventory levels over the six months ended May 31, 2024 generated positive cash for us. We also carried over close to $1.9 million in accounts receivable from floorplan sales in our Agricultural Products segment at the end of fiscal 2023 that provided a strong cash influx over the first six months of fiscal 2024. A large reduction in accounts payable was our biggest cash outflow for the first six months of fiscal 2024. The heightened inventory balance at November 30 coupled with reduced inventory spending drove this decrease. For the remainder of fiscal 2024, we expect our primary sources of cash to be collection of floorplan receivables, sales and inventory reduction activities. We expect our construction contracts to be fairly cash neutral for the remainder of the fiscal year while operating expenses and retirement of debt will be our biggest cash consumption activities. We expect the sale of real estate of our Tools segment and $1.2 million of net Employer Retention Credit refunds to provide material inflows of cash, although the timing of these transactions are unknown.

We have $5,500,000 on a revolving line of credit with Bank Midwest that, as of May 31, 2024, had an outstanding principal balance of $3,950,437. This line of credit was renewed on March 4, 2024 and is scheduled to mature on March 30, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The persons serving as our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period subject to this report. Based on this evaluation, the persons serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of May 31, 2024. Our management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents the information with respect to purchases made by us of our common stock during the second quarter of fiscal 2024:

Total Number of
			Shares	Approximate Dollar
			Purchased as part	Value of Shares that
	Total	Average	of	May
	Number	Price	Publicly	Yet Be Purchased
	of Shares	Paid per	Announced	under the
	Purchased (1)	Share	Plans or Programs	Plans or Programs
March 1 to March 31, 2024	-	$-	N/A	N/A
April 1 to April 30, 2024	-	$-	N/A	N/A
May 1 to May 31, 2024	-	$-	N/A	N/A
Total	-	$-

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

ART’S-WAY MANUFACTURING CO., INC.

Date: July 11, 2024	By: /s/ David A. King
David A. King
President and Chief Executive Officer

Date: July 11, 2024	By: /s/ Michael W. Woods
Michael W. Woods
Chief Financial Officer