Form 10-Q
period 2024-08-31
ARTS WAY MANUFACTURING CO INC
filed 2024-10-10
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2024

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 000-05131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of common shares outstanding as of October 1, 2024 : 5,031,459

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	August 31, 2024	November 30, 2023
Assets
Current assets:
Cash	$5,119	$4,014
Accounts receivable, net	2,943,202	3,432,216
Inventories, net	10,691,065	11,031,362
Cost and profit in excess of billings	25,957	289,282
Other current assets	361,074	296,662
Current assets of discontinued operations	22,837	31,958
Total current assets	14,049,254	15,085,494

Property, plant, and equipment, net	5,180,769	5,060,595
Assets held for lease, net	115,291	145,494
Deferred income taxes, net	2,648,325	2,503,213
Other assets	476,085	583,752
Other assets of discontinued operations	1,001,640	1,023,566
Total assets	$23,471,364	$24,402,114
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$870,275	$2,256,502
Customer deposits	162,927	416,044
Billings in excess of cost and profit	2,521,851	351,289
Income taxes payable	5,000	5,000
Accrued expenses	1,105,374	1,399,232
Line of credit	3,867,437	4,413,520
Current portion of finance lease liabilities	240,849	257,454
Current portion of long-term debt	114,537	109,193
Current liabilities of discontinued operations	175,279	186,789
Total current liabilities	9,063,529	9,395,023

Long-term portion of operating lease liabilities	7,009	13,774
Long-term portion of finance lease liabilities	590,676	722,200
Long-term debt, excluding current portion	2,543,307	2,629,862
Total liabilities	12,204,521	12,760,859
Commitments and Contingencies (Notes 9, 11, 12 and 15)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares on August 31, 2024 and November 30, 2023; issued and outstanding 0 shares on August 31, 2024 and November 30, 2023.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares on August 31, 2024 and November 30, 2023; 5,189,172 issued on August 31, 2024 and 5,106,922 on November 30, 2023	51,892	51,069
Additional paid-in capital	5,025,396	4,838,425
Retained earnings	6,496,701	7,021,253
Treasury stock, at cost (112,714 shares on August 31, 2024 and 94,256 shares on November 30, 2023)	(307,146)	(269,492)
Total stockholders’ equity	11,266,843	11,641,255
Total liabilities and stockholders’ equity	$23,471,364	$24,402,114

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Sales	$5,875,700	$8,117,422	$18,329,363	$23,428,681
Cost of goods sold	4,175,575	5,816,798	13,248,961	16,757,586
Gross profit	1,700,125	2,300,624	5,080,402	6,671,095
Expenses
Engineering	78,949	170,595	346,373	439,387
Selling	380,797	566,327	1,241,187	1,608,752
General and administrative	1,086,685	1,095,479	3,550,460	3,178,285
Total expenses	1,546,431	1,832,401	5,138,020	5,226,424
Income (loss) from operations	153,694	468,223	(57,618)	1,444,671

Other income (expense):
Interest expense	(150,012)	(160,792)	(471,784)	(419,802)
Other	(4,165)	(2,528)	(13,386)	141,079
Total other expense	(154,177)	(163,320)	(485,170)	(278,723)
Income (loss) from continuing operations before income taxes	(483)	304,903	(542,788)	1,165,948
Income tax expense (benefit)	(2,713)	64,030	(116,131)	245,019
Income (loss) from continuing operations	2,230	240,873	(426,657)	920,929

Discontinued Operations (Note 3)
(Loss) from discontinued operations before income taxes	(35,919)	(398,611)	(123,849)	(438,081)
Income tax (benefit)	(7,489)	(83,708)	(25,954)	(91,997)
Loss on discontinued operations	(28,430)	(314,903)	(97,895)	(346,084)
Net Income (loss)	$(26,200)	$(74,030)	$(524,552)	$574,845

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Stockholders' Equity
Nine Months Ended August 31, 2024 and August 31, 2023
(Unaudited)

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2022	5,013,671	$50,137	$4,547,172	$6,754,284	64,574	$(200,956)	$11,150,637
Stock based compensation	88,251	882	226,373	-	27,774	(63,995)	163,260
Net Income	-	-	-	574,845	-	-	574,845
Balance, August 31, 2023	5,101,922	$51,019	$4,773,545	$7,329,129	92,348	$(264,951)	$11,888,742

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2023	5,106,922	$51,069	$4,838,425	$7,021,253	94,256	$(269,492)	$11,641,255
Stock based compensation	82,250	823	186,971	-	18,458	(37,654)	150,140
Net loss	-	-	-	(524,552)	-	-	(524,552)
Balance, August 31, 2024	5,189,172	$51,892	$5,025,396	$6,496,701	112,714	$(307,146)	$11,266,843

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	August 31, 2024	August 31, 2023
Cash flows from operations:
Net income (loss) from continuing operations	$(426,657)	$920,929
Net loss from discontinued operations	(97,895)	(346,084)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation	187,794	227,255
Decrease in obsolete inventory reserves	(154,525)	(143,165)
Gain on disposal of property, plant, and equipment	(800)	(92,495)
Depreciation and amortization expense	663,828	599,181
Amortization of cloud computing implementation costs	91,364	-
Increase in allowance for expected credit losses - accounts receivable	24,509	8
Deferred income taxes	(145,112)	144,454
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	464,505	(1,989,230)
Inventories	494,822	(1,076,784)
Other assets	(193,993)	(14,687)
Increase (decrease) in:
Accounts payable	(1,386,227)	367,912
Contracts in progress, net	2,433,887	480,643
Customer deposits	(253,117)	(405,076)
Income taxes payable	-	1,500
Accrued expenses	(294,171)	(19,633)
Net cash provided by (used in) operating activities - continuing operations	1,506,107	(999,188)
Net cash provided by (used in) operating activities - discontinued operations	(76,123)	480,541
Net cash provided by (used in) operating activities	1,429,984	(518,647)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(614,367)	(569,445)
Net proceeds from sale of assets	800	286,815
Net cash used in investing activities - continuing operations	(613,567)	(282,630)
Net cash provided by investing activities - discontinued operations	-	80,595
Net cash used in investing activities	(613,567)	(202,035)
Cash flows from financing activities:
Net change in line of credit	(546,083)	610,059
Proceeds from finance lease obligations	-	397,536
Principal payments on finance lease obligations	(148,129)	(127,888)
Repayment of term debt	(81,211)	(73,019)
Repurchases of common stock	(37,654)	(63,995)
Net cash provided by (used in) financing activities - continuing operations	(813,077)	742,693
Net cash used in financing activities - discontinued operations	(2,235)	(22,849)
Net cash provided by (used in) financing activities	(815,312)	719,844
Net increase (decrease) in cash	1,105	(838)
Cash at beginning of period	4,014	5,055
Cash at end of period	$5,119	$4,217

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$476,809	$434,799
Income taxes	90	2,841

Supplemental disclosures of non-cash operating activities:
Right-of-use (ROU) assets acquired (included in other assets)	$38,192	$134,543

Amortization of operating lease ROU assets (included in other assets)	$6,451	$7,001

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

During the third quarter of fiscal 2023, the Company ceased operations of its Tools business, which manufactured steel cutting tools and inserts. In previous periods, operations of the Tools business was reported in consolidated numbers as the Company's third operating segment. The Tools segment was reported in discontinued operations beginning with the three and nine month periods ending  August 31, 2023. For more information on discontinued operations, see Note 3 "Discontinued Operations."

2)	Summary of Significant Accounting Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the condensed financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2023. The results of operations for the three and nine months ended August 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2024.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three and nine months ended August 31, 2024. Actual results could differ from those estimates.

Allowance for Credit Losses

The Company uses aging categories to estimate expected credit losses on trade receivables. The Company considers in its analysis: historical loss experience, forward-looking macroeconomic factors, company credit risk including previous delinquencies, disputed amounts, and the intent and ability to pay. The Company's typical credit terms are Net 30, however, it does offer terms up to 360 days on floor plan units. The Company would consider trade receivables greater than 30 days past due, but is not required to disclose past due receivables with an original term less than one year. The Company performs additional analysis monthly on amounts over 90 days past due to determine collectability. The Company has assigned expected credit loss percentages based on where the asset falls in the aging schedule. The Company's actual credit losses have been low compared to historical allowance estimates. The Company has considered the current interest rate environment and the recent decline in the agricultural commodity market and believes its method of estimating a higher than historical loss percentage to be an adequate estimate. The Company foresees increased credit risk over the next year or so until inventory on dealer lots starts to decline, interest rates drop and farm income strengthens.

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

On June 7, 2023, the Company announced that it would be discontinuing the operations of its Tools segment in order to focus its efforts and resources on the business segments that have historically been more successful and that are expected to present greater opportunities for meaningful long-term stockholder returns. A large portion of this segment's assets were disposed of in the 3rd quarter of fiscal 2023. The Company entered into a purchase agreement on July 31, 2024 to sell the Tools segment real estate in Canton, OH for $1,800,000. The Company expects to complete the sale in mid- October of 2024.

The cessation of operations and liquidation of the Tools segment as a unique business unit of the Company, represented a strategic shift in the Company's operations. In accordance with Accounting Standard Code Topic 360, the Company has reclassified Tools as discontinued operations for all periods presented.

The components of discontinued operations in the accompanying Condensed Consolidated Balance Sheets are as follows:

	August 31, 2024	November 30, 2023
Inventory	$18,013	$18,013
Other current assets	4,824	13,945
Current assets of discontinued operations	$22,837	$31,958

	August 31, 2024	November 30, 2023
Property, plant, and equipment, net	$1,001,640	$1,023,566
Other assets of discontinued operations	$1,001,640	$1,023,566

	August 31, 2024	November 30, 2023
Accounts payable	$64	$3,539
Current portion of long-term debt	158,363	160,599
Other current liabilities	16,852	22,651
Current liabilities of discontinued operations	$175,279	$186,789

Segment information as of August 31, 2024 and August 31, 2023 for discontinued operations is as follows:

	Tools
	Three Months Ended
	August 31, 2024	August 31, 2023
Revenue from external customers	$-	$439,000
Gross (Loss)	(22,000)	(209,000)
Operating Expense	-	181,000
Loss from operations	(22,000)	(390,000)
Loss before tax	(36,000)	(399,000)
Total Assets	1,024,000	1,576,000
Capital expenditures	-	-
Depreciation & Amortization	$7,000	$46,000

	Tools
	Nine Months Ended
	August 31, 2024	August 31, 2023
Revenue from external customers	$-	$2,031,000
Gross Profit (loss)	(74,000)	100,000
Operating Expense	9,000	499,000
Loss from operations	(83,000)	(399,000)
Loss before tax	(124,000)	(438,000)
Total Assets	1,024,000	1,576,000
Capital expenditures	-	16,000
Depreciation & Amortization	$22,000	$127,000

Recently Issued Accounting Pronouncements

Recently Adopted Pronouncement

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 added a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption was required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 was effective for smaller reporting entities for fiscal years beginning after December 15, 2022, including interim periods within the year of adoption. Early adoption was permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2016-13 in the first quarter of fiscal 2024. The Company did not made a cumulative-effect adjustment to retained earnings.

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

	Three Months Ended August 31, 2024
	Agricultural	Modular Buildings	Total
Farm equipment	$2,367,000	$-	$2,367,000
Farm equipment service parts	532,000	-	532,000
Modular buildings	-	2,776,000	2,776,000
Modular building lease income	-	56,000	56,000
Other	89,000	56,000	145,000
	$2,988,000	$2,888,000	$5,876,000

	Three Months Ended August 31, 2023
	Agricultural	Modular Buildings	Total
Farm equipment	$4,581,000	$-	$4,581,000
Farm equipment service parts	846,000	-	846,000
Modular buildings	-	2,547,000	2,547,000
Modular building lease income	-	20,000	20,000
Other	103,000	20,000	123,000
	$5,530,000	$2,587,000	$8,117,000

	Nine Months Ended August 31, 2024
	Agricultural	Modular Buildings	Total
Farm equipment	$9,870,000	$-	$9,870,000
Farm equipment service parts	1,674,000	-	1,674,000
Modular buildings	-	6,268,000	6,268,000
Modular building lease income	-	148,000	148,000
Other	235,000	134,000	369,000
	$11,779,000	$6,550,000	$18,329,000

	Nine Months Ended August 31, 2023
	Agricultural	Modular Buildings	Total
Farm equipment	$14,804,000	$-	$14,804,000
Farm equipment service parts	2,255,000	-	2,255,000
Modular buildings	-	5,950,000	5,950,000
Modular building lease income	-	85,000	85,000
Other	284,000	51,000	335,000
	$17,343,000	$6,086,000	$23,429,000

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

On August 31, 2024, the Company had approximately $341,000 in receivables on the floorplan program with a due date greater than 30 days compared to $1,313,000 on August 31, 2023.

5)	Accounts receivable

Accounts receivable are shown net of allowances for expected credit losses. Expected losses are recorded in administrative expense at the time of receivable recognition.

The activity related to expected credit losses for the nine months ended August 31, 2024 is as follows:

Nine Months Ended (Continuing operations)
August 31, 2024
Balance, beginning	$32,137
Provision charged to expense	37,128
Less amounts charged-off	(12,619)
Balance, ending	$56,646

The activity of allowance for doubtful accounts for activity for the nine months ended August 31, 2023 under legacy US GAAP is as follows:

Nine Months Ended (Continuing operations)
August 31, 2023
Balance, beginning	$33,288
Provision charged to expense	1,419
Less amounts charged-off	-
Balance, ending	$34,707

6)	Contract Receivables, Contract Assets and Contract Liabilities

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers included on the Condensed Consolidated Balance Sheets.

	August 31, 2024	November 30, 2023
Receivables	$2,943,000	$3,432,000
Assets	26,000	289,000
Liabilities	2,685,000	767,000

The amount of revenue recognized in the first nine months of fiscal 2024 that was included in a contract liability on  November 30, 2023 was approximately $686,000 compared to $1,153,000 in the same period of fiscal 2023. The beginning contract receivables, assets and liabilities on December 1, 2022 were approximately $2,466,000; $451,000 and $1,153,000, respectively.

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

Basic and diluted net income (loss) per share have been computed based on the following as of  August 31, 2024 and August 31, 2023:

	For the Three Months Ended
	August 31, 2024	August 31, 2023
Numerator for basic and diluted net income (loss) per share:

Net income from continuing operations	$2,230	$240,873
Net loss from discontinued operations	(28,430)	(314,903)
Net loss	(26,200)	(74,030)

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	5,071,512	5,009,041
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	5,071,512	5,009,041

Net Income (loss) per share - Basic:
Continuing Operations	$0.00	$0.05
Discontinued Operations	(0.01)	(0.06)
Net loss per share	$(0.01)	$(0.01)

Net Income (loss) per share - Diluted:
Continuing Operations	$0.00	$0.05
Discontinued Operations	(0.01)	(0.06)
Net loss per share	$(0.01)	$(0.01)

	For the Nine Months Ended
	August 31, 2024	August 31, 2023
Numerator for basic and diluted net income (loss) per share:

Net income (loss) from continuing operations	$(426,657)	$920,929
Net loss from discontinued operations	(97,895)	(346,084)
Net income (loss)	(524,552)	574,845

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	5,054,092	5,000,185
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	5,054,092	5,000,185

Net Income (Loss) per share - Basic:
Continuing Operations	$(0.08)	$0.18
Discontinued Operations	(0.02)	(0.07)
Net income (loss) per share	$(0.10)	$0.11

Net Income (Loss) per share - Diluted:
Continuing Operations	$(0.08)	$0.18
Discontinued Operations	(0.02)	(0.07)
Net income (loss) per share	$(0.10)	$0.11

8)	Inventory

Major classes of inventory are:

	August 31, 2024	November 30, 2023
Raw materials	$8,240,857	$8,860,296
Work in process	185,311	281,760
Finished goods	4,181,654	3,472,354
Total Gross Inventory	$12,607,822	$12,614,410
Less: Reserves	(1,916,757)	(1,583,048)
Net Inventory	$10,691,065	$11,031,362

9)	Accrued Expenses

Major components of accrued expenses are:

	August 31, 2024	November 30, 2023
Salaries, wages, and commissions	$541,145	$805,908
Accrued warranty expense	215,918	295,113
Other	348,311	298,211
Total accrued expenses	$1,105,374	$1,399,232

10)	Assets Held for Lease

Major components of assets held for lease are:

	August 31, 2024	November 30, 2023
Modular Buildings	$115,291	$145,494
Total assets held for lease	$115,291	$145,494

There were approximately $56,000 and $148,000 of rents recognized from assets held for lease included in sales on the Condensed Consolidated Statements of Operations during the three and nine months ended August 31, 2024, respectively, compared to $20,000 and $85,000 for the same periods ending August 31, 2023.

The future minimum lease receipts for the years ended November 30 are as follows:

Year	Amount
2024	$53,942
2025	70,036
$123,978

11)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. Product warranty is included in the price of the product and provides assurance that the product will function in accordance with agreed-upon specifications. It does not represent a separate performance obligation under ASC 606. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 9 “Accrued Expenses.” Changes in the Company’s product warranty liability for the three and nine months ended August 31, 2024 and  August 31, 2023 are as follows:

	Three Months Ended (Continuing Operations)
	August 31, 2024	August 31, 2023
Balance, beginning	$196,668	$252,444
Provision charged to expense	71,426	114,074
Less amounts charged-off	(52,176)	(102,485)
Balance, ending	$215,918	$264,033

	Nine Months Ended (Continuing Operations)
	August 31, 2024	August 31, 2023
Balance, beginning	$295,113	$192,301
Provision charged to expense	250,102	345,409
Less amounts charged-off	(329,297)	(273,677)
Balance, ending	$215,918	$264,033

12)	Loan and Credit Agreements

Bank Midwest Revolving Lines of Credit and Term Loans

The Company maintains a $5,500,000 revolving line of credit (the “Line of Credit”) with Bank Midwest. On August 31, 2024, the balance of the Line of Credit was $ 3,867,437 with $ 1,632,563 remaining available, as may be limited by the borrowing base calculation. The Line of Credit borrowing base is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of net inventory, less any outstanding loan balance on the Line of Credit. On August 31, 2024, the Line of Credit was not limited by the borrowing base calculation. Any unpaid principal amount borrowed on the Line of Credit accrues interest at a floating rate per annum equal to 0.75% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 6.00% per annum and the current interest rate is 8.75% per annum. The Line of Credit was most recently renewed on March 4, 2024 with a maturity date of  March 30, 2025 and requires monthly interest-only payments. The most recent renewal of the Line of Credit combined the previous Line of Credit and a Reserve Line of Credit and decreased the floating rate by 0.50%.

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

Compliance with Bank Midwest covenants is measured annually on November 30. The terms of the Bank Midwest loan agreements require the Company to maintain a minimum of $4,000,000 of monthly working capital. Additionally, a maximum debt to worth ratio of 1 to 1 must be maintained, with a minimum of 40% tangible balance sheet equity, with variations subject to mutual agreement. The Company is also required to maintain a minimum debt service coverage ratio of 1.25, with a 0.10 tolerance. The Company also must receive bank approval for individual purchases or sales of equipment over $100,000 and maintain reasonable salaries and owner compensation. The Company was out of compliance with its debt to worth ratio by fifteen percentage points on the Bank Midwest loans as of November 30, 2023. Bank Midwest issued a waiver forgiving the noncompliance, and in turn waived the event of default. In the March 2024 renewal Bank Midwest dropped the debt to worth ratio requirement going forward. The next measurement date is November 30, 2024 for all covenants except the monthly working capital requirement.

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

The Company will be required to pay the balance of the EIDL loan associated with the Tools segment upon liquidation of real estate and dissolution of the business. The principal balance of this loan was $158,363 at August 31, 2024. The Company will also be required to pay off the balance of the Bank Midwest Roof Loan upon closing of the real estate sales the Tools segment. The principal balance of this loan at August 31, 2024 is $327,849.

A summary of the Company’s term debt is as follows:

	August 31, 2024	November 30, 2023
Bank Midwest loan payable in monthly installments of $19,648 including interest at 7.00%, due October 1, 2037	2,013,149	2,080,718
Bank Midwest loan payable in monthly installments of $2,972 including interest at 7.00%, due May 15, 2027	327,849	336,858
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 18, 2022, due June 18, 2050	158,363	160,583
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 18, 2022, due June 18, 2050	158,363	160,599
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 24, 2022, due June 24, 2050	158,483	160,896
Total term debt	$2,816,207	$2,899,654
Less term debt of discontinued operations	$(158,363)	(160,599)
Term debt, continuing operations	2,657,844	2,739,055
Less current portion of term debt	(114,537)	(109,193)
Term debt, excluding current portion	$2,543,307	$2,629,862

A summary of the minimum maturities of term debt follows for twelve month periods ending May 31, are as follows:

Year	Amount
2025	$264,244
2026	$113,364
2027	$130,762
2028	$421,447
2029	$276,867
2030 and thereafter	$1,609,523
$2,816,207

13)	Income Taxes

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

During the three and nine months ended August 31, 2024, and August 31, 2023, the Company did not recognize any revenues from transactions with a related party, and no amounts in accounts receivable balances were due from a related party. From time to time, the Company purchases various supplies from related parties, which are companies in which Marc McConnell, the Chairman of the Company’s Board of Directors, has an ownership interest and also serves as President. J. Ward McConnell Jr.’s estate, the J. Ward McConnell, Jr. Living Trust, is paid a monthly fee to guarantee a portion of the Company’s term debt in accordance with the USDA guarantee obtained on the Company’s term debt. In the three and nine months ended August 31, 2024, the Company recognized $3,869 and $11,549 of expense for transactions with related parties, respectively, compared to $4,068 and $12,131 for the three and nine months ended August 31, 2023. As of August 31, 2024, accrued expenses contained a balance of $1,299 owed to a related party compared to $1,357 on August 31, 2023.

15)	Leases

The components of operating leases on the Condensed Consolidated Balance Sheets on August 31, 2024 and November 30, 2023 were as follows:

	August 31, 2024	November 30, 2023
Operating lease right-of-use assets (in other assets)	$15,975	$22,427

Current portion of operating lease liabilities (in accrued expenses)	$8,966	$8,653
Long-term portion of operating lease liabilities	7,009	13,774
Total operating lease liabilities	$15,975	$22,427

The components of finance leases on the Condensed Consolidated Balance Sheets on August 31, 2024 and November 30, 2023 were as follows:

	August 31, 2024	November 30, 2023
Finance lease right-of-use assets (net of amortization in other assets)	$414,133	$511,367

Current portion of finance lease liabilities	$240,849	$257,454
Long-term portion of finance lease liabilities	590,676	722,200
Total finance lease liabilities	$831,525	$979,654

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

Shares issued under the 2020 Plan for the three and nine months ended August 31, 2024 and 2023 are as follows:

	For the Three Months Ended
	August 31, 2024	August 31, 2023
Shares issued to directors (immediate vesting)	5,000	5,000
Shares issued to directors, employees, and consultants (three year vesting)	-	-
Total shares issued	5,000	5,000

	For the Nine Months Ended
	August 31, 2024	August 31, 2023
Shares issued to directors (immediate vesting)	20,000	20,000
Shares issued to directors, employees, and consultants (three year vesting)	69,000	82,250
Unvested shares forfeited upon termination	(6,750)	(13,999)
Total shares issued	82,250	88,251

17)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. On  August 31, 2024 and November 30, 2023, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, finance lease liabilities and other current and long-term liabilities. The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of these instruments. The fair value of the finance lease liabilities also approximate recorded value as that is based on discounting future cash flows at rates implicit in the lease. The rates implicit in the lease do not materially differ from current market rates. The fair value of the Company’s term loans payable also approximates recorded value because the interest rates charged under the loan terms are not substantially different from current interest rates.

18)	Segment Information

As of August 31, 2024, the Company has two reportable segments: Agricultural Products and Modular Buildings. The Agricultural Products segment manufactures and sells farm equipment and related replacement parts under the Art’s-Way Manufacturing label. The Modular Buildings segment manufactures and installs modular buildings for various uses, commonly animal containment and research laboratories.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Management evaluates the performance of each segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses.

Approximate financial information with respect to the reportable segments is as follows.

	Three Months Ended August 31, 2024
	Agricultural Products	Modular Buildings	Consolidated (Continuing Operations)
Revenue from external customers	$2,988,000	$2,888,000	$5,876,000
Gross profit	814,000	886,000	1,700,000
Operating Expense	1,287,000	259,000	1,546,000
Income (loss) from operations	(472,000)	626,000	154,000
Income (loss) before tax	(618,000)	618,000	-
Total Assets	19,311,000	3,136,000	22,447,000
Capital expenditures	50,000	52,000	102,000
Depreciation & Amortization	$163,000	$66,000	$229,000

	Three Months Ended August 31, 2023
	Agricultural Products	Modular Buildings	Consolidated (Continuing Operations)
Revenue from external customers	$5,530,000	$2,587,000	$8,117,000
Gross profit	1,437,000	864,000	2,301,000
Operating Expense	1,545,000	288,000	1,833,000
Income (loss) from operations	(108,000)	576,000	468,000
Income (loss) before tax	(264,000)	569,000	305,000
Total Assets	20,515,000	3,473,000	23,988,000
Capital expenditures	-	1,000	1,000
Depreciation & Amortization	$126,000	$65,000	$191,000

	Nine Months Ended August 31, 2024
	Agricultural Products	Modular Buildings	Consolidated (Continuing Operations)
Revenue from external customers	$11,779,000	$6,550,000	$18,329,000
Gross profit	3,278,000	1,802,000	5,080,000
Operating Expense	4,336,000	802,000	5,138,000
Income (loss) from operations	(1,057,000)	999,000	(58,000)
Income (loss) before tax	(1,516,000)	973,000	(543,000)
Total Assets	19,311,000	3,136,000	22,447,000
Capital expenditures	438,000	176,000	614,000
Depreciation & Amortization	$472,000	$192,000	$664,000

	Nine Months Ended August 31, 2023
	Agricultural Products	Modular Buildings	Consolidated (Continuing Operations)
Revenue from external customers	$17,343,000	$6,086,000	$23,429,000
Gross profit	5,100,000	1,571,000	6,671,000
Operating Expense	4,390,000	836,000	5,226,000
Income from operations	710,000	735,000	1,445,000
Income before tax	340,000	826,000	1,166,000
Total Assets	20,515,000	3,473,000	23,988,000
Capital expenditures	447,000	122,000	569,000
Depreciation & Amortization	$376,000	$223,000	$599,000

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

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of our financial statements as of August 31, 2024 remain unchanged from November 30, 2023. Disclosure of these critical accounting policies is incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2023.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales from continuing operations for the three- and nine-month periods ended August 31, 2024 were $ 5,876,000 and $18,329,000 compared to $8,117,000  and $23,429,000 during the same respective periods in fiscal 2023, a $2,241,000, or 27.6%, decrease for the comparative three months and a decrease of $5,100,000, or 21.8%, for the comparative nine months. Consolidated gross margin for the three and nine months ended August 31, 2024 was 28.9% and 27.7% compared to 28.3% and 28.5% for the same periods in fiscal 2023.

Our third quarter sales in our Agricultural Products segment were $2,988,000 compared to $5,530,000 during the same period of fiscal 2023, a decrease of $2,542,000, or 46.0%. For the nine months ended August 31, 2024, our Agricultural Products segment sales were $11,779,000 compared to $17,343,000, during the same period of 2023, a decrease of $5,564,000, or 32.1%. In February of 2024, the US Department of Agriculture reported a 25% expected decline in farm income levels for 2024 due to weaker row crop prices and expected increases in production expenses. Our sales year to date have fallen in line with the USDA's early sentiments on projected farm income. In September 2024, the USDA revised their projection to an expected 9.6% decrease in net farm income. This number is propped up by large feedlot operations where livestock prices remain above the five-year average and in general animal/animal product cash receipts are expected to be up 7.1% from 2023. Incoming whole good orders remained scarce in the third quarter of fiscal 2024 as row crop prices, including corn, soybeans and wheat, were down 18-24% from the five-year average. Sugar prices remain around 8% above the five-year average as of this report, but the overall agriculture economy sentiment is negative. High interest rates continue to put pressure on farmer's bottom lines, are prohibitive to equipment financing arrangements and floorplan programs. We enacted initial cost cutting measures in the first quarter of fiscal 2024 to partially mitigate the effect on cash flow from decreased sales, including layoffs of non-production employees and offering early retirement incentives to employees at retirement age. We also entered the Iowa Work Force Development's voluntary workshare program in April 2024, which eliminates the need for additional production layoffs by allowing us to cut employee's hours while employees receive unemployment benefits for lost hours. We remain focused on trimming operating expenses and reducing overall inventory while remaining efficient in our production process. From a sales standpoint, we continue to work with dealers to help move field inventory to generate more sales opportunities for our products. We are targeting new dealer acquisitions to penetrate geographic markets in which we lack a substantial presence. Gross margin for our Agricultural Products segment for the three-month and nine-month periods ended August 31, 2024 was 27.2% and 27.8%, respectively, compared to 26.0% and 29.4% for the same periods in fiscal 2023. We primarily attribute our year to date gross margin decrease to the decrease in sales, which have diminished our economies of scale, but also our margins are burdened by inflationary price increases in supplies used in manufacturing and health and general insurance costs. We expect a continued focus on driving overheads costs down for the remainder of fiscal 2024 and fiscal 2025.

Our third quarter sales in our Modular Buildings segment were $2,888,000 compared to $2,587,000 for the same period in fiscal 2023, an increase of $301,000, or 11.6%. For the nine months ended August 31, 2024, our Modular Buildings sales were $6,550,000, compared to $6,086,000  for the same period of fiscal 2023, an increase of $464,000, or 7.6%. Two large research projects are driving the sales increase for the three- and nine- month periods. We expect a strong finish to fiscal 2024 as we expect to close out one of the two large research products in the fourth quarter. Gross margin in the Modular Buildings segment for the three- and nine-month periods ended August 31, 2024 was 30.7% and 27.5%, respectively, compared to 33.4% and 25.8% for the same respective periods in fiscal 2023. The Modular Buildings segment typically sees higher margins on research projects, which made up the majority of our revenue for the first nine months of fiscal 2024, compared to a higher percentage of agricultural buildings in fiscal 2023. This, coupled with increased billing rates, has led to improved margins in this segment over the last 24 months.

Expenses

Consolidated selling expenses from continuing operations for the three months ended August 31, 2024 were $381,000, compared to $566,000 for the same period in fiscal 2023. Our consolidated selling expenses from continuing operations for the nine months ended August 31, 2024 were $1,241,000, compared to $1,609,000 for the same period in fiscal 2023, a decrease of $368,000, or 22.9%. The decrease in selling expenses is related mainly to decreases in commission expense. Decreased sales in the Agricultural Products segment and the addition of an inside salesperson contributed to the decrease in commission expense. Our Modular Buildings segment also utilizes commissions on agricultural building sales and we saw a significant decrease in these sales comparatively. Selling expenses as a percentage of sales was 6.8% for the nine months ended August 31, 2024 compared to 6.9% for nine months ended August 31, 2023.

Consolidated engineering expenses from continuing operations were $79,000 and $346,000 for the three- and nine-month periods ended August 31, 2024, respectively, compared to $171,000 and $439,000 for the same periods in fiscal 2023. The decrease in engineering expenses is related to budget cuts made at the beginning of fiscal 2024. Engineering expenses as a percentage of sales were 1.9% for the nine months ended August 31, 2024, compared to 1.9% for the same respective periods in fiscal 2023.

Consolidated administrative expenses from continuing operations for the three- and nine-month periods ended August 31, 2024 were $1,087,000 and $3,550,000, respectively, compared to $1,095,000 and $3,178,000 for the same respective period in fiscal 2023. Administrative expenses as a percentage of sales were 19.4% for the nine months ended August 31, 2024, compared to 13.6% for the same respective period in fiscal 2023. Administrative expenses increased year on year primarily due to the addition of skilled staff in accounting and human resources. We also paid out approximately $188,000 of early retirement incentives for employees of retirement age that retired mid-March of 2024. The retirement incentive was offered to help right-size our workforce. We also saw increased information technology costs year on year from rising prices and the amortization of our cloud computing arrangement implementation which will be fully amortized after the second quarter of fiscal 2025.

Net income (loss) from continuing operations

Consolidated net income from continuing operations was $2,000 for the three-month period ended August 31, 2024, compared to net income of $241,000 for the same period in fiscal 2023. For the nine months ended August 31, 2024, our consolidated net loss was $427,000 compared to net income of $921,000 for the same period of fiscal 2023. While we had positive operating income from continuing operations for the second straight fiscal quarter, high interest rates have put strain on our bottom line in fiscal 2024. We expect it may be another twelve months before we see some sales stabilization in the Agricultural Products segment due to ongoing market conditions. Inventory reduction, debt retirement and cost cutting to maximize cash flow will be key over the next 18 months to weather the current conditions. The Modular Buildings segment recorded revenue increases and profitability for both the three and nine months ended August 31, 2024. We anticipate continued positive performance from this segment for the remainder of fiscal 2024 as we close out current backlog.

Order Backlog

The consolidated order backlog net of discounts for continuing operations as of October 3, 2024 was $5,600,000 compared to $5,605,000 as of October 3, 2023, a 0.1% decrease. The Agricultural Products segment order backlog was $708,000 as of  October 3, 2024 compared to $4,143,000 in fiscal 2023, an 82.9% decrease. Expected decreases in net farm income from struggling row crop prices coupled with high interest rates in fiscal 2024 has suppressed demand for agricultural products across the North American market. We expect future rate cuts to have a positive effect on the agriculture equipment market and expect a period of maybe 6 to 12 months where incoming orders remain slow while existing inventory is consumed from dealer lots. As of the date of this report we are in the first phase of our early order program. We will have a better gauge on how fiscal 2025 is going to shape up once our early order program expires. The backlog for the Modular Buildings segment was $4,892,000 as of October 3, 2024, compared to $1,462,000 in fiscal 2023, an 234.6% increase. We continue to see strong demand for research-type modulars in our Modular Buildings segment as we progress through the fourth quarter of fiscal 2024. We have also noticed an uptick in Agricultural modular building demand in the past 30 days or so. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our primary source of funds for the nine months ended August 31, 2024 was cash generated by operating activities bolstered by contracts in progress in the Modular Buildings segment. Favorable billing terms have allowed us to stay cash positive while we complete large research projects we have under contract. Our inventory levels at November 30, 2023 were heightened compared to recent history and the reduction of those inventory levels over the nine months ended August 31, 2024 generated positive cash for us. We also carried over close to $1.9 million in accounts receivable from floorplan sales in our Agricultural Products segment at the end of fiscal 2023 that provided a strong cash influx over the first nine months of fiscal 2024. A large reduction in accounts payable was our biggest cash outflow for the first nine months of fiscal 2024. The heightened inventory balance at November 30 coupled with reduced inventory spending drove this decrease. For the remainder of fiscal 2024, we expect our primary sources of cash to be collection of receivables and inventory reduction activities. While we are over billed in our Modular Buildings contracts, close to $1 million of these billings are still in accounts receivable. We expect our construction contracts cash in and outflows to be close to even for the remainder of the fiscal year while operating expenses and retirement of debt will be our biggest cash consumption activities. The sale of real estate of our Tools segment in October 2024 for $1.8 million should net close to $1.7 million in cash after closing expenses. We expect to retire short and long-term debt with the proceeds. We also expect $1.2 million of net Employer Retention Credit refunds to provide a material inflow of cash, although the timing of this transaction is unknown.

We have $5,500,000 on a revolving line of credit with Bank Midwest that, as of August 31, 2024, had an outstanding principal balance of $3,867,437. This line of credit was renewed on March 4, 2024 and is scheduled to mature on March 30, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The persons serving as our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period subject to this report. Based on this evaluation, the persons serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of August 31, 2024. Our management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents the information with respect to purchases made by us of our common stock during the third quarter of fiscal 2024:

Total Number of
			Shares	Approximate Dollar
			Purchased as part	Value of Shares that
	Total	Average	of	May
	Number	Price	Publicly	Yet Be Purchased
	of Shares	Paid per	Announced	under the
	Purchased (1)	Share	Plans or Programs	Plans or Programs
June 1 to June 30, 2024	-	$-	N/A	N/A
July 1 to July 31, 2024	-	$-	N/A	N/A
August 1 to August 31, 2024	-	$-	N/A	N/A
Total	-	$-

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

ART’S-WAY MANUFACTURING CO., INC.

Date: October 10, 2024	By: /s/ Marc H. McConnell
Marc H. McConnell
President, Chief Executive Officer and Chairman

Date: October 10, 2024	By: /s/ Michael W. Woods
Michael W. Woods
Chief Financial Officer