Form 10-Q
period 2025-02-28
ARTS WAY MANUFACTURING CO INC
filed 2025-04-10
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2025

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 000-05131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of common shares outstanding as of April 4, 2025: 5,088,084

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	February 28, 2025	November 30, 2024
Assets
Current assets:
Cash	$4,133	$1,860
Accounts receivable, net	1,407,411	2,372,876
Inventories, net	10,881,082	10,327,913
Cost and profit in excess of billings	288,141	213,195
Other current assets	419,933	208,465
Total current assets	13,000,700	13,124,309

Property, plant, and equipment, net	5,015,290	5,150,870
Assets held for lease, net	134,788	89,033
Deferred income taxes, net	2,455,387	2,440,297
Other assets	398,429	436,175
Total assets	$21,004,594	$21,240,684
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$945,216	$944,448
Customer deposits	991,664	180,597
Billings in excess of cost and profit	1,155,622	1,929,151
Income taxes payable	5,000	5,500
Accrued expenses	856,888	1,303,718
Line of credit	2,199,437	1,928,437
Current portion of finance lease liabilities	223,593	220,908
Current portion of long-term debt	121,663	119,734
Total current liabilities	6,499,083	6,632,493

Long-term portion of operating lease liabilities	2,364	4,700
Long-term portion of finance lease liabilities	477,783	534,436
Long-term debt, excluding current portion	1,944,621	1,975,232
Total liabilities	8,923,851	9,146,861
Commitments and Contingencies (Notes 9, 11, 12 and 15)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares on February 28, 2025 and November 30, 2024; issued and outstanding 0 shares on February 28, 2025 and November 30, 2024.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares on February 28, 2025 and November 30, 2024; 5,200,173 issued on February 28, 2025 and 5,149,173 on November 30, 2024	52,002	51,492
Additional paid-in capital	5,064,558	5,020,849
Retained earnings	7,272,871	7,328,628
Treasury stock, at cost (113,589 shares on February 28, 2025 and 112,714 shares on November 30, 2024)	(308,688)	(307,146)
Total stockholders’ equity	12,080,743	12,093,823
Total liabilities and stockholders’ equity	$21,004,594	$21,240,684

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	February 28, 2025	February 29, 2024
Sales	$5,140,955	$5,723,394
Cost of goods sold	3,644,446	4,249,870
Gross profit	1,496,509	1,473,524
Expenses
Engineering	85,230	160,353
Selling	349,977	462,759
General and administrative	1,058,817	1,230,494
Total expenses	1,494,024	1,853,606
Income (loss) from operations	2,485	(380,082)

Other income (expense):
Interest expense	(75,688)	(165,639)
Other	2,794	8,685
Total other expense	(72,894)	(156,954)
Loss from continuing operations before income taxes	(70,409)	(537,036)
Income tax benefit	(14,652)	(112,777)
Loss from continuing operations	(55,757)	(424,259)

Discontinued Operations (Note 3)
Loss from discontinued operations before income taxes	-	(49,902)
Income tax benefit	-	(9,121)
Loss on discontinued operations	-	(40,781)
Net Loss	$(55,757)	$(465,040)

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Stockholders' Equity
Three Months Ended February 28, 2025 and February 29, 2024
(Unaudited)

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2023	5,106,922	$51,069	$4,838,425	$7,021,253	94,256	$(269,492)	$11,641,255
Stock based compensation	74,000	740	65,217	-	18,458	(37,654)	28,303
Net loss	-	-	-	(465,040)	-	-	(465,040)
Balance, February 29, 2024	5,180,922	$51,809	$4,903,642	$6,556,213	112,714	$(307,146)	$11,204,518

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2024	5,149,173	$51,492	$5,020,849	$7,328,628	112,714	$(307,146)	$12,093,823
Stock based compensation	51,000	510	43,709	-	875	(1,542)	42,677
Net loss	-	-	-	(55,757)	-	-	(55,757)
Balance, February 28, 2025	5,200,173	$52,002	$5,064,558	$7,272,871	113,589	$(308,688)	$12,080,743

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	February 28, 2025	February 29, 2024
Cash flows from operations:
Net loss from continuing operations	$(55,757)	$(424,259)
Net loss from discontinued operations	-	(40,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	44,219	65,957
Decrease in obsolete inventory reserves	(2,142)	(6,098)
Depreciation and amortization expense	208,072	208,116
Amortization of cloud computing implementation costs	30,455	30,455
Increase (decrease) in allowance for expected credit losses - accounts receivable	(2,399)	391
Deferred income taxes	(15,090)	(124,863)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	967,864	385,436
Inventories	(551,027)	54,123
Other assets	(241,923)	(301,491)
Increase (decrease) in:
Accounts payable	768	(1,109,202)
Contracts in progress, net	(848,475)	858,512
Customer deposits	811,067	670,992
Income taxes payable	(500)	-
Accrued expenses	(446,937)	(375,739)
Net cash used in operating activities - continuing operations	(101,805)	(67,670)
Net cash used in operating activities - discontinued operations	-	(31,604)
Net cash used in operating activities	(101,805)	(99,274)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(82,730)	(281,174)
Net proceeds from sale of assets	-	-
Net cash used in investing activities - continuing operations	(82,730)	(281,174)
Net cash provided by (used in) investing activities - discontinued operations	-	-
Net cash used in investing activities	(82,730)	(281,174)
Cash flows from financing activities:
Net change in line of credit	271,000	466,917
Principal payments on finance lease obligations	(53,968)	(22,769)
Repayment of term debt	(28,682)	(26,489)
Repurchases of common stock	(1,542)	(37,654)
Net cash provided by financing activities - continuing operations	186,808	380,005
Net cash used in financing activities - discontinued operations	-	(1,086)
Net cash provided by financing activities	186,808	378,919
Net increase (decrease) in cash	2,273	(1,529)
Cash at beginning of period	1,860	4,014
Cash at end of period	$4,133	$2,485

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$68,031	$161,033
Income taxes	-	-

Supplemental disclosures of non-cash operating activities:
Right-of-use (ROU) assets acquired (included in other assets)	$-	$38,192

Amortization of operating lease ROU assets (included in other assets)	$2,228	$2,383

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

During the third quarter of fiscal 2023, the Company ceased operations of its Tools business, which manufactured steel cutting tools and inserts. In previous periods, operations of the Tools business was reported in consolidated numbers as the Company's third operating segment. The Tools segment was reported in discontinued operations beginning with the three and nine month periods ending August 31, 2023. The remaining assets and liabilities of the Tools segment were disposed in the fourth fiscal quarter of the year ended November 30, 2024.  For more information on discontinued operations, see Note 3 "Discontinued Operations."

2)	Summary of Significant Accounting Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the condensed financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2024. The results of operations for the three months ended February 28, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2025.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three months ended February 28, 2025. Actual results could differ from those estimates.

Allowance for Credit Losses

The Company uses aging categories to estimate expected credit losses on trade receivables. The Company considers the following factors in its analysis: historical loss experience, forward-looking macroeconomic factors, company credit risk including previous delinquencies, disputed amounts, and the intent and ability to pay. The Company's typical credit terms are Net 30, however, it also offers terms up to 360 days on floor plan units. The Company considers trade receivables greater than 30 days past due, but is not required to disclose past due receivables with an original term less than one year. The Company performs additional analysis monthly on amounts over 90 days past due to determine collectability. The Company has assigned expected credit loss percentages based on where the asset falls in the aging schedule. The Company's actual credit losses have been low compared to historical allowance estimates. The Company has considered the current interest rate environment and the recent decline in the agricultural commodity market and believes its method of estimating a higher than historical loss percentage to be an adequate estimate of actual expected losses. The Company foresees increased credit risk over the next year while inventory on dealer lots starts to decline, interest rates continue to drop and farm income strengthens.

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

On June 7, 2023 we announced we would be discontinuing our Tools segment with the last day of normal operations occurring on July 14, 2023. Just over a year later, on October 21, 2024, we completed the sale of the remaining real estate associated with our Tools segment for $1,800,000. The assets and liabilities of this segment were gone prior to November 30, 2024 and are no longer reported in discontinued operations in our financial statements moving forward.

The cessation of operations and liquidation of the Tools segment as a unique business unit of the Company, represented a strategic shift in the Company's operations. In accordance with Accounting Standards Codification ("ASC") Topic 360, the Company has reclassified Tools as discontinued operations for all periods presented.

Segment information as of  February 29, 2024 for discontinued operations was as follows:

Tools
Three Months Ended
February 29, 2024
Revenue from external customers	$-
Gross loss	$(27,000)
Operating Expense	$10,000
Loss from operations	$(37,000)
Loss before tax	$(50,000)
Income tax benefit	$(9,000)
Capital expenditures	$-
Depreciation & Amortization	$7,000

Recently Issued Accounting Pronouncements

Accounting Pronouncements Recently Adopted

Segment Reporting - Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures.” ASU 2023-07 adds enhanced disclosures about significant segment expenses, clarifies circumstances in which an entity can disclose multiple segment measures of profit and loss and provides new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption was permitted. The Company adopted ASU 2023-07 in Q1 of fiscal 2025. The application of ASU 2023-07 did not have a significant impact on segment disclosures. The Company recast periods presented prior to the three months ended February 28, 2025.

Accounting Pronouncements Not Yet Adopted

In October 2023, the “FASB” issued “ASU” 2023-06, Disclosure Improvements (“ASU 2023-06”), to clarify or improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB ASC with the SEC’s regulations. The amendments in ASU 2023-06 will become effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. We are currently evaluating the impact of ASU 2023-06 on the Company's consolidated financial statements and disclosures.

In December 2023, the "FASB" issued "ASU" 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

4)	Disaggregation of Revenue

The following table displays revenue by reportable segment from external customers, disaggregated by major source. The Company believes disaggregating by these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended February 28, 2025
	Agricultural	Modular Buildings	Total
Farm equipment	$1,994,000	$-	$1,994,000
Farm equipment service parts	883,000	-	883,000
Modular buildings	-	2,119,000	2,119,000
Modular building lease income	-	46,000	46,000
Other	71,000	28,000	99,000
	$2,948,000	$2,193,000	$5,141,000

	Three Months Ended February 29, 2024
	Agricultural	Modular Buildings	Total
Farm equipment	$3,528,000	$-	$3,528,000
Farm equipment service parts	642,000	-	642,000
Modular buildings	-	1,392,000	1,392,000
Modular building lease income	-	36,000	36,000
Other	66,000	59,000	125,000
	$4,236,000	$1,487,000	$5,723,000

The Company offered floorplan terms in its Agricultural Products segment during its Fall of 2023 and 2024 early order programs to incentivize customers to stock farm equipment on their lots for fiscal 2024 and fiscal 2025. Floorplan terms allow customers to pay the Company at the earliest of retail date or 180 days. This program has an effect on the timing of the Company’s cash flows compared with historical cash flows.

On February 28, 2025, the Company had approximately $184,000 in receivables on the floorplan program with a due date greater than 30 days compared to $1,011,000 on February 29, 2024.

5)	Accounts receivable

Accounts receivable are shown net of allowances for expected credit losses. Expected losses are recorded in administrative expense at the time of receivable recognition.

The activity related to expected credit losses for the three months ended February 28, 2025 and three months ended February 29, 2024 was as follows:

	Three Months Ended (Continuing operations)	Three Months Ended (Continuing operations)
	February 28, 2025	February 29, 2024
Balance, beginning	$108,636	$32,137
Provision charged to expense	(2,400)	391
Less amounts charged-off	-	-
Balance, ending	$106,236	$32,528

6)	Contract Receivables, Contract Assets and Contract Liabilities

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers included on the Condensed Consolidated Balance Sheets.

	February 28, 2025	November 30, 2024
Receivables	$1,407,000	$2,373,000
Assets	288,000	213,000
Liabilities	2,147,000	2,110,000

The amount of revenue recognized in the first three months of fiscal 2025 that was included in a contract liability on  November 30, 2024 was approximately $197,000 compared to $560,000 in the same period of fiscal 2024. The beginning contract receivables, assets and liabilities on December 1, 2023 were approximately $3,432,000; $289,000 and $767,000, respectively.

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

Basic and diluted net income (loss) per share have been computed based on the following as of  February 28, 2025 and February 29, 2024:

	For the Three Months Ended
	February 28, 2025	February 29, 2024
Numerator for basic and diluted net income (loss) per share:

Net income from continuing operations	$(55,757)	$(424,259)
Net loss from discontinued operations	-	(40,781)
Net loss	(55,757)	(465,040)

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	5,054,665	5,022,680
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	5,054,665	5,022,680

Net Income (loss) per share - Basic:
Continuing Operations	$(0.01)	$(0.08)
Discontinued Operations	-	(0.01)
Net loss per share	$(0.01)	$(0.09)

Net Income (loss) per share - Diluted:
Continuing Operations	$(0.01)	$(0.08)
Discontinued Operations	-	(0.01)
Net loss per share	$(0.01)	$(0.09)

8)	Inventory

Major classes of inventory are:

	February 28, 2025	November 30, 2024
Raw materials	$8,163,053	$7,882,271
Work in process	413,111	160,209
Finished goods	3,976,465	3,942,435
Total Gross Inventory	$12,552,629	$11,984,915
Less: Reserves	(1,671,547)	(1,657,002)
Net Inventory	$10,881,082	$10,327,913

9)	Accrued Expenses

Major components of accrued expenses are:

	February 28, 2025	November 30, 2024
Salaries, wages, and commissions	$431,544	$803,662
Accrued warranty expense	190,831	225,186
Other	234,513	274,870
Total accrued expenses	$856,888	$1,303,718

10)	Assets Held for Lease

Major components of assets held for lease are:

	February 28, 2025	November 30, 2024
Modular Buildings	$62,775	$89,033
Agricultural products equipment	72,013	-
Total assets held for lease (net)	$134,788	$89,033

There were approximately $46,000 of rents recognized from assets held for lease included in sales on the Condensed Consolidated Statements of Operations during the three months ended February 28, 2025, compared to $36,000 for the three months ending February 29, 2024.

The future minimum lease receipts for the years ended November 30 are as follows:

Year	Amount
2025	$44,536

11)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. Product warranty is included in the price of the product and provides assurance that the product will function in accordance with agreed-upon specifications. It does not represent a separate performance obligation under ASC 606. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 9 “Accrued Expenses.” Changes in the Company’s product warranty liability for the three months ended February 28, 2025 and  February 29, 2024 are as follows:

	Three Months Ended (Continuing Operations)
	February 28, 2025	February 29, 2024
Balance, beginning	$225,186	$295,113
Provision charged to expense	85,040	83,735
Less amounts charged-off	(119,395)	(167,728)
Balance, ending	$190,831	$211,120

12)	Loan and Credit Agreements

Bank Midwest Revolving Lines of Credit and Term Loans

The Company previously maintained a $5,500,000 revolving line of credit (the “Line of Credit”) with Bank Midwest. On February 28, 2025, the balance of the Line of Credit was $ 2,199,437 with $ 3,300,563 remaining available. The Line of Credit was subject to a borrowing base, which was an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of net inventory, less any outstanding loan balance on the Line of Credit. On February 28, 2025, the Line of Credit was not limited by the borrowing base calculation. Any unpaid principal amount borrowed on the Line of Credit accrued interest at a floating rate per annum equal to 0.75% above the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor was set at 6.00% per annum and the interest rate at February 28, 2025 was 8.25% per annum. The Line of Credit was most recently renewed on March 4, 2024 with a maturity date of  March 30, 2025 and required monthly interest-only payments. The Line of Credit is governed by the terms of a Promissory Note, dated March 4, 2024, entered into between the Company and Bank Midwest.

The Company paid off the remaining balance of the Line of Credit and entered into a new revolving line of credit (the "2025 Line of Credit") on March 27, 2025 with Bank Midwest. The 2025 Line of Credit is a $4,000,000 revolving line of credit limited by a borrowing base calculation. The 2025 Line of Credit borrowing base is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of net inventory, less any outstanding loan balance on the 2025 Line of Credit. Any unpaid principal amount borrowed on the 2025 Line of Credit accrues interest at a floating rate per annum equal to the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 6.00% per annum and the current interest rate is 7.5% per annum. The 2025 Line of Credit is governed by the terms of a promissory note, dated March 27, 2025, entered into between the Company and Bank Midwest.

The Company carries a $2,600,000 term loan with Bank Midwest due October 1, 2037 (the “Term Loan”). The Term Loan accrues interest at a rate of 7.00%. The interest rate may only be adjusted by Bank Midwest once every five years. Monthly payments of $19,648 in principal and interest are required on the Term Loan. The Term Loan is also guaranteed by the United States Department of Agriculture (“USDA”), which required an upfront guarantee fee of $62,400 and requires an annual fee of 0.5% of the unpaid balance. As part of the USDA guarantee requirements, shareholders owning more than 20% are required to personally guarantee a portion of the Term Loan, in an amount equal to their stock ownership percentage. The J. Ward McConnell Jr. Living Trust, the estate of the former Vice Chairman of the Board of Directors and a shareholder owning more than 20% of the Company’s outstanding stock, is guaranteeing approximately 38% of the Term Loan, for an annual fee of 2% of the personally guaranteed amount. The initial guarantee fee will be amortized over the life of the Term Loan, and the annual fees and personally guaranteed amounts are expensed monthly. The Term Loan is governed by the terms of a Promissory Note, dated September 28, 2017, entered into between the Company and Bank Midwest. The Company made a $209,836 principal payment on the term loan on October 23, 2024 after receiving proceeds from the sale of the Ohio real estate from the Company's discontinued Tools segment.

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

If the Company or its subsidiary (as guarantors pursuant to the Commercial Guaranties) commits an event of default with respect to the promissory note and fails or is unable to cure that default, Bank Midwest may immediately terminate its obligation, if any, to make additional loans to the Company and may accelerate the Company’s obligations under the promissory note. Bank Midwest shall also have all other rights and remedies for default provided by the Uniform Commercial Code, as well as any other applicable law and the various loan agreements. In addition, in an event of default, Bank Midwest may foreclose on the mortgaged property.

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

SBA Economic Injury Disaster Loans

In June of 2020, the Company executed the standard loan documents required for securing loans offered by the U.S. Small Business Administration under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. One outstanding loan was executed on June 18, 2020 with a principal amount of $150,000, with a second loan being executed on June 24, 2020 with a principal amount of $150,000. Proceeds from these EIDLs were used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue from the date of inception. Installment payments, including principal and interest, were due monthly beginning December 18, 2022 and December 24, 2022 (thirty months from the date of the EIDLs) in the amount of $731 per EIDL. The balance of principal and interest is payable 30 years from the date of the EIDL. The EIDLs are secured by a security interest on all of the Company’s assets subordinate to Bank Midwest’s security interest. Both EIDLs are governed by the terms of a separate Promissory Note, dated  June 18, 2020 and  June 24, 2020, as applicable, entered into by the Company or the applicable subsidiary.

A summary of the Company’s term debt is as follows:

	February 28, 2025	November 30, 2024
Bank Midwest loan payable in monthly installments of $19,648 including interest at 7.00%, due October 1, 2037	$1,752,607	$1,779,877
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 18, 2022, due June 18, 2050	156,596	157,304
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 24, 2022, due June 24, 2050	157,081	157,785
Total term debt	$2,066,284	$2,094,966
Less current portion of term debt	(121,663)	(119,734)
Term debt, excluding current portion	$1,944,621	$1,975,232

A summary of the minimum maturities of term debt follows for twelve month periods ending February 28 or February 29, are as follows:

Year	Amount
2026	$121,663
2027	129,593
2028	138,885
2029	148,547
2030	159,499
2031 and thereafter	1,368,097
$2,066,284

13)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.

The Company has net operating losses and tax credits that are expected to offset any 2025 fiscal year tax liability and does not expect to have significant cash tax cost in the near future.

14)	Related Party Transactions

During the three months ended February 28, 2025, and February 29, 2024, the Company did not recognize any revenues from transactions with a related party, and no amounts in accounts receivable balances were due from a related party. From time to time, the Company purchases various supplies from related parties, which are companies in which Marc McConnell, the Company's chairman and principal executive officer, has an ownership interest and also serves as President. J. Ward McConnell Jr.’s estate, the J. Ward McConnell, Jr. Living Trust, is paid a monthly fee to guarantee a portion of the Company’s term debt in accordance with the USDA guarantee obtained on the Company’s term debt. In the three months ended February 28, 2025, the Company recognized $3,355 of expense for transactions with related parties compared to $3,931 for the three months ended February 29, 2024. As of February 28, 2025, accrued expenses contained a balance of $1,131 owed to a related party compared to $1,329 on February 29, 2024.

15)	Leases

The components of operating leases on the Condensed Consolidated Balance Sheets on February 28, 2025 and November 30, 2024 were as follows:

	February 28, 2025	November 30, 2024
Operating lease right-of-use assets (in other assets)	$11,546	$13,774

Current portion of operating lease liabilities (in accrued expenses)	$9,182	$9,074
Long-term portion of operating lease liabilities	2,364	4,700
Total operating lease liabilities	$11,546	$13,774

The components of finance leases on the Condensed Consolidated Balance Sheets on February 28, 2025 and November 30, 2024 were as follows:

	February 28, 2025	November 30, 2024
Finance lease right-of-use assets (net of amortization in other assets)	$343,562	$377,753

Current portion of finance lease liabilities	$223,593	$220,908
Long-term portion of finance lease liabilities	477,783	534,436
Total finance lease liabilities	$701,376	$755,344

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

The 2020 Plan permits the plan administrator to award nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance awards, and stock appreciation rights to employees (including officers), directors, and consultants. The Board has approved a director compensation policy pursuant to which directors are automatically granted restricted stock awards of 3,500 shares of fully vested common stock annually or initially upon their election to the Board and another 1,000 shares of fully vested common stock on the last business day of each fiscal quarter.

Shares issued under the 2020 Plan for the three months ended February 28, 2025 and February 29, 2024 are as follows:

	For the Three Months Ended
	February 28, 2025	February 29, 2024
Shares issued to directors (immediate vesting)	5,000	5,000
Shares issued to directors, employees, and consultants (three-year vesting)	46,000	69,000
Total shares issued	51,000	74,000

17)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. On  February 28, 2025 and November 30, 2024, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, finance lease liabilities and other current and long-term liabilities. The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of these instruments. The fair value of the finance lease liabilities also approximate recorded value as that is based on discounting future cash flows at rates implicit in the lease. The rates implicit in the lease do not materially differ from current market rates. The fair value of the Company’s term loans payable also approximates recorded value because the interest rates charged under the loan terms are not substantially different from current interest rates.

18)	Segment Information

In accordance with ASC 280, “Segment Reporting," the Company’s chief operating decision maker, or CODM, has been identified as the President, Chief Executive Officer and Chairman, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The CODM utilizes gross profit and income from operations to evaluate segment performance and allocate resources. The Company's selling, general and administrative expenses and engineering expenses are charged to each segment as incurred by each reportable segment. The Company allocates a small portion of corporate expenses from the Agricultural Products segment to the Modular Buildings segment monthly for administrative support services provided.

The Company has two reportable segments: Agricultural Products and Modular Buildings. The Agricultural Products segment manufactures and sells farm equipment and related replacement parts under the Art’s-Way Manufacturing label. The Modular Buildings segment manufactures and installs modular buildings for various uses, commonly animal containment and research laboratories under the Art's Way Scientific and Evolution Modular labels.

The accounting policies applied to determine the segment information are the same as those described in the summary of significant accounting policies. Management evaluates the performance of each segment based on profit or loss from operations before income taxes, exclusive of nonrecurring gains and losses.

Approximate financial information with respect to the reportable segments is as follows.

	Three Months Ended February 28, 2025
	Agricultural Products	Modular Buildings	Consolidated (Continuing Operations)*
Revenue from external customers	$2,948,000	$2,193,000	$5,141,000
Gross profit	$788,000	$708,000	$1,496,000
Operating Expense	$1,167,000	$327,000	$1,494,000
Income (loss) from operations	$(379,000)	$381,000	$2,000
Income (loss) before tax	$(438,000)	$368,000	$(70,000)
Income tax expense (benefit)	$(92,000)	$77,000	$(15,000)

Total Assets	$18,857,000	$2,148,000	$21,005,000
Capital expenditures	$67,000	$16,000	$83,000
Depreciation & Amortization	$148,000	$60,000	$208,000
Interest expense	$61,000	$15,000	$76,000
Engineering	$85,000	$-	$85,000
Selling	$206,000	$144,000	$350,000
General and administrative (G&A)	$876,000	$183,000	$1,059,000
Corporate expense (included in G&A)	$101,000	$45,000	$146,000

	Three Months Ended February 29, 2024
	Agricultural Products	Modular Buildings	Consolidated (Continuing Operations)*
Revenue from external customers	$4,236,000	$1,487,000	$5,723,000
Gross profit	$1,141,000	$332,000	$1,473,000
Operating Expense	$1,568,000	$286,000	$1,854,000
Income (loss) from operations	$(426,000)	$46,000	$(380,000)
Income (loss) before tax	$(574,000)	$37,000	$(537,000)
Income tax expense (benefit)	$(121,000)	$8,000	$(113,000)

Total Assets	$20,470,000	$2,746,000	$23,216,000
Capital expenditures	$184,000	$97,000	$281,000
Depreciation & Amortization	$148,000	$60,000	$208,000
Interest Expense	$153,000	$13,000	$166,000
Engineering	$160,000	$-	$160,000
Selling	$386,000	$77,000	$463,000
General and administrative (G&A)	$1,022,000	$209,000	$1,231,000
Corporate expense (included in G&A)	$136,000	$30,000	$166,000

*The consolidated total in the tables is a sum of segment figures and may not tie to actual figures in the condensed consolidated financial statements due to rounding.

19)	Subsequent Events

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred other than the 2025 Line of Credit renewal in Note 12 - Loan and Credit Agreements that would require recognition in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “report”) and the audited consolidated financial statements and related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2024. Some of the statements in this report may be forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” "foresee," or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our expectations with respect to order backlog, future demand for products, expected product mix and resulting sales; (ii) our beliefs regarding the sufficiency of working capital and cash flows; (iii) our expectation that we will continue to be able to renew or obtain financing on reasonable terms when necessary as well as our continued positive relationship with our creditors and lenders; (iv) our beliefs regarding production capabilities; (v) our intentions and beliefs relating to our costs, business strategies, and future performance, including without limitation, the impact of cost cutting measures, process improvement measures and new product development; (vi) our beliefs that normalizing dealer equipment stock levels may positively impact future demand for our agricultural products (vii) our beliefs regarding our early order program providing a picture of future demand; (viii) our expected financial results, including without limitation, our expected results for the Modular and Agricultural Products segments; (ix) our expectations regarding receiving Employer Retention Credit refunds; and (x) our expectations concerning our primary capital and cash flow needs.

You should read this report thoroughly with the understanding that our actual results may differ materially from those set forth in the forward-looking statements for many reasons, including events beyond our control and assumptions that prove to be inaccurate or unfounded. We cannot provide any assurance with respect to our future performance or results. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including but not limited to: (i) the impact of changing credit markets on our ability to continue to obtain financing on reasonable terms; (ii) our ability to repay current debt, continue to meet debt obligations and comply with financial covenants; (iii) the effect of inflation as well as general economic conditions, including consumer and governmental spending, on the demand for our products and the cost of our supplies and materials; (iv) impacts caused by fluctuating commodity prices and fluctuating farm income; (v) fluctuations in seasonal demand and our production cycle; (vi) the ability of our suppliers to meet our demands for raw materials and component parts; (vii) fluctuations in the price of raw materials, especially steel and the impact of U.S. tariff policy and retaliatory tariffs on our business; (viii) our ability to predict and meet the demands of each market in which our segments operate; (ix) the impact of future interest rate changes on our business and the demand of our products, or interest rate changes may be different than we currently expect; and (x) other factors described from time to time in our Securities and Exchange Commission filings. We do not intend to update the forward-looking statements contained in this report other than as required by law. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of our financial statements as of February 28, 2025 remain unchanged from November 30, 2024. Disclosure of these critical accounting policies is incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2024.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales from continuing operations for the three- month period ended February 28, 2025 were $ 5,141,000 compared to $5,723,000 during the same period in fiscal 2024, a $582,000, or 10.2%, decrease for the comparative three months. Consolidated gross margin for the three months ended February 28, 2025 was 29.1% compared to 25.7% for the same period in fiscal 2024.

Our 2025 first fiscal quarter sales in our Agricultural Products segment were $2,948,000 compared to $4,236,000 during the same period of fiscal 2024, a decrease of $1,288,000, or 30.4%. After a period of heightened demand in fiscal 2023, we started to see a decline in demand for our agricultural products in Q1 2024 due to rising interest rates, declining commodity prices and decreases in expected net farm incomes as high as 30% compared to the previous year. The leveling off of demand in this period drove the decrease in sales from Q1 of fiscal 2024 to Q1 of fiscal 2025. In Q1 of fiscal 2025, we are still battling high interest rates and low row crop commodity prices but are starting to see improvement in dealer equipment stock levels. Equipment dealer lots were oversaturated for much of fiscal 2024 and slowed incoming demand for us. We expect destocking to continue in fiscal 2025, which we believe will increase demand for our products moving forward. The agriculture market is highly cyclical, and we believe fiscal 2024 was the bottom of the cycle. We spent the majority of fiscal 2024 right-sizing our production and administrative staff to help us weather the agricultural downturn. We believe we are at staffing levels where we can see positive earnings and cash flow based on sales levels we have seen in past years of agricultural downturns as long as similar demand persists. While the Federal Reserve most recently held interest rates steady, they reported anticipation of two interest rate cuts for fiscal 2025 and further cuts for fiscal 2026, which we believe will help stimulate all economic growth. We have seen relatively steady demand for our grinder mixer products and beet harvesting equipment in the first fiscal quarter of 2025. We plan to release some product specific programs in fiscal 2025 to continue to turn inventory and unlock cash from product lines where our inventory levels are high. Gross margin for our Agricultural Products segment for the three-month period ended February 28, 2025 was 26.7% compared to 26.9% for the same periods in fiscal 2024. Despite the 30.4% decrease in sales and less variable margin to cover our fixed costs, our gross margin percentage held steady, comparatively, for the first fiscal quarter of 2025 due to cuts to manufacturing expenses we made during fiscal 2024. We expect to see some short term cost increases until the U.S.-based steel manufacturers are able to meet increased American steel demand that could be induced from retaliatory tariffs. The United States currently imports approximately 25% of steel used by industry with Canada, Brazil and Mexico being the top suppliers. The majority of our manufacturing components are sourced in the U.S., however, some of our suppliers do source some of their components from China and other countries. We have been notified of expected tariff charges from some of these suppliers and expect some minor impact from these tariffs on our gross profit.

Our first fiscal quarter sales in our Modular Buildings segment were $2,193,000 compared to $1,487,000 for the same period in fiscal 2024, an increase of $706,000, or 47.5%. A strong demand driven backlog at the end of fiscal 2024 compared to a limited backlog at the end of fiscal 2023 drove our increase in sales for Q1 of fiscal 2025. We continued to see strong demand for our buildings in the first fiscal quarter of 2025, and we intend to focus on moving projects currently under contract in the engineering phase to signed construction contracts in Q2 of fiscal 2025 to continue our strong run from the past two fiscal years. In Q1 of fiscal 2025, we brought on a Director of Business Development and Sales who is transitioning to replace our current President and Director of Sales. We expect the overlap in these positions in fiscal 2025 will provide additional sales opportunities for us in fiscal 2025. We also expect to utilize our outgoing President and Director of Sales as a consultant moving forward to improve sales and maintain customer relationships. Gross margin in the Modular Buildings segment for the three- month period ended February 28, 2025 was 32.3% compared to 22.3% for the same respective period in fiscal 2024. The increased margin is due to increased variable margin on increased sales. Our operations team has also continuously come in on or under budget in their projects in the last 18 months, which has resulted in higher margins and an improved bottom line.

Expenses

Consolidated selling expenses from continuing operations for the three months ended February 28, 2025 were $350,000, compared to $463,000 for the same period in fiscal 2024. The decrease in selling expenses is due to a reduction of employees on the sales and marketing teams in the Agricultural Products segment.  Selling expenses as a percentage of sales was 6.8% for the three months ended February 28, 2025 compared to 8.1% for three months ended February 29, 2024.

Consolidated engineering expenses from continuing operations were $85,000 for Q1 of fiscal 2025 compared to $160,000 for the same period in fiscal 2024. The decrease in engineering expenses is related to the reduction in our engineer headcount at the beginning of fiscal 2024. We expect to add a product development manager to our team in fiscal 2025 in order to bolster our product offerings. Engineering expenses as a percentage of sales were 1.7% for the three months ended February 28, 2025, compared to 2.8% for the same period in fiscal 2024.

Consolidated administrative expenses from continuing operations for the three- month period ended February 28, 2025 were $1,059,000 compared to $1,230,000 for the same period in fiscal 2024. Administrative expenses as a percentage of sales were 20.6% for the three months ended February 28, 2025, compared to 21.5% for the same period in fiscal 2024. Administrative expenses decreased year-over-year primarily due to early retirement incentives we offered to help right-size our workforce in Q1 of fiscal 2024, which was not repeated in Q1 of fiscal 2025. We also reduced administrative headcount including our Chairman of the Board stepping in to fill our Chief Executive Officer role in Q4 of fiscal 2024, which positively impacted administrative expenses in Q1 of fiscal 2025 versus Q1 of fiscal 2024.

Net loss from continuing operations

Consolidated net loss from continuing operations was $56,000 for the three-month period ended February 28, 2025, compared to net loss of $424,000 for the same period in fiscal 2024. We saw improved results in the Q1 2025 fiscal quarter despite a 10.2% decrease in sales for the fiscal quarter due to our efforts to reduce staffing and cut expenses in fiscal 2024. We believe we are set up to perform better on reduced sales with upside potential if market conditions become more favorable in fiscal 2025. Based on recent Federal Reserve reports, we expect interest rates to drop and become more conducive to economic growth in fiscal 2025 and we share sentiment with others in our industry that continued dealer destocking would have a positive impact on our operations going forward. Our team is committed to continuing to reduce manufacturing and overhead expenses in fiscal 2025, as we manage the reduced demand we have been experiencing in our Agricultural Products in light of current economic conditions affecting the agriculture system.

Order Backlog

The consolidated order backlog net of discounts for continuing operations as of April 4, 2025 was $6,201,000 compared to $11,416,000 as of April 4, 2024, a 45.7% decrease. The Agricultural Products segment order backlog was $2,136,000 as of  April 4, 2025 compared to $2,476,000 in fiscal 2024, a 13.7% decrease. While our backlog is down in this segment, our incoming orders for agriculture equipment in fiscal 2025 have been more consistent than they were a year ago. We carried a heightened backlog into the 2024 fiscal year that fueled us through Q2 of fiscal 2024. Demand was spotty for the final two quarters of fiscal 2024 due to oversaturation of dealer inventory. Despite continued interest rate pressure and low commodity prices, we believe the ongoing destocking of dealer inventory will continue to give us stable demand in fiscal 2025. The backlog for the Modular Buildings segment was $4,065,000 as of April 4, 2025, compared to $8,940,000 in fiscal 2024, a 54.5% decrease. Modular building demand continues to be strong in fiscal 2025. Our sales leads and projects under engineering contracts are expected to bring us similar revenue results to fiscal 2024 despite not being in backlog yet. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our primary source of funds for the three months ended February 28, 2025 was cash generated by financing activities, mainly the use of our line of credit. We saw strong cash inflows from collection of accounts receivable and customer deposits for the three months ended February 28, 2025. Our primary cash consumption activities in Q1 of fiscal 2025 were progress on our construction projects, increased inventory for our beet equipment run in the Agricultural Products segment and payment of accrued expenses. We expect our inventory to be a primary source of cash for the remainder of our fiscal year. We expect our primary cash needs for the remainder of the fiscal year to be fulfillment of construction contracts, operating expenses and the retirement of debt. We also expect $1.2 million of net Employer Retention Credit ("ERC") refunds to provide a material inflow of cash, although the timing of any such refunds is unknown and not within our control. Recent announcements related to the cutting of staff at the U.S. Internal Revenue Service could further impact the processing timeline for outstanding ERC claims such as ours.

As of February 28, 2025, our revolving credit line had an outstanding principal balance of $2,199,437. We renewed our revolving line of credit with Bank Midwest on March 27, 2025, with a scheduled maturity date of March 30, 2026. In our most recent renewal, we dropped our principal balances from $5,500,000 to $4,000,000 and also negotiated an interest rate 75 basis points lower than our previous line of credit. The bank's credit committee has preapproved an additional $1,500,000 of principal for the 2025 renewal, consistent with the borrowing availability of our previous line of credit, in the event we need additional funding.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The persons serving as our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period subject to this report. Based on this evaluation, the persons serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of February 28, 2025. Our management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents the information with respect to purchases made by us of our common stock during the first quarter of fiscal 2025:

Total Number of
			Shares	Approximate Dollar
			Purchased as part	Value of Shares that
	Total	Average	of	May
	Number	Price	Publicly	Yet Be Purchased
	of Shares	Paid per	Announced	under the
	Purchased (1)	Share	Plans or Programs	Plans or Programs
December 1 to December 31, 2024	-	$-	N/A	N/A
January 1 to January 31, 2025	269	$1.80	N/A	N/A
February 1 to February 28, 2025	606	$1.72	N/A	N/A
Total	875	$1.74

(1) Reflects shares withheld pursuant to the terms of restricted stock awards under our 2020 Plan to offset tax withholding obligations that occur upon vesting and release of shares. The value of the shares withheld is the closing price of our common stock on the date the relevant transaction occurs.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements. During the fiscal quarter ended February 28, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description
3.1

Conformed Certificate of Incorporation of Art’s-Way Manufacturing Co., Inc. – incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020.

3.2	Conformed Bylaws of Art’s-Way Manufacturing Co., Inc.– incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020.
10.1	Promissory Note, between Bank Midwest and Art's-Way Manufacturing Co., Inc. dated March 27, 2025 - filed herewith
31.1	Certification of Chief Executive Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
31.2	Certification of Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 - furnished herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - furnished herewith.
101

The following materials from this report, formatted in iXBRL (Inline Extensible Business Reporting Language) are filed herewith: (i) condensed consolidated balance sheets, (ii) condensed consolidated statement of operations, (iii) condensed consolidated statements of stockholders' equity, (iv) condensed consolidated statements of cash flows, and (v) the notes to the condensed consolidated financial statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ART’S-WAY MANUFACTURING CO., INC.

Date: April 10, 2025	By: /s/ Marc H. McConnell
Marc H. McConnell
President, Chief Executive Officer and Chairman

Date: April 10, 2025	By: /s/ Michael W. Woods
Michael W. Woods
Chief Financial Officer