Form 10-Q
period 2025-05-31
ARTS WAY MANUFACTURING CO INC
filed 2025-07-14
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2025

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 000-05131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of common shares outstanding as of July 1, 2025: 5,108,084

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	May 31, 2025	November 30, 2024
Assets
Current assets:
Cash	$4,534	$1,860
Accounts receivable, net	1,840,768	2,372,876
Inventories, net	10,775,803	10,327,913
Cost and profit in excess of billings	336,396	213,195
Other current assets	330,148	208,465
Total current assets	13,287,649	13,124,309

Property, plant, and equipment, net	4,996,765	5,150,870
Assets held for lease, net	130,463	89,033
Deferred income taxes, net	2,061,576	2,440,297
Other assets	402,867	436,175
Total assets	$20,879,320	$21,240,684
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,248,135	$944,448
Customer deposits	206,227	180,597
Billings in excess of cost and profit	1,040,804	1,929,151
Income taxes payable	5,000	5,500
Accrued expenses	960,079	1,303,718
Line of credit	1,062,437	1,928,437
Current portion of finance lease liabilities	235,625	220,908
Current portion of long-term debt	123,801	119,734
Total current liabilities	4,882,108	6,632,493

Long-term portion of operating lease liabilities	-	4,700
Long-term portion of finance lease liabilities	462,280	534,436
Long-term debt, excluding current portion	1,912,173	1,975,232
Total liabilities	7,256,561	9,146,861
Commitments and Contingencies (Notes 9, 11, 12 and 15)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares on May 31, 2025 and November 30, 2024; issued and outstanding 0 shares on May 31, 2025 and November 30, 2024.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares on May 31, 2025 and November 30, 2024; 5,221,673 issued on May 31, 2025 and 5,149,173 on November 30, 2024	52,217	51,492
Additional paid-in capital	5,124,289	5,020,849
Retained earnings	8,754,941	7,328,628
Treasury stock, at cost (113,589 shares on May 31, 2025 and 112,714 shares on November 30, 2024)	(308,688)	(307,146)
Total stockholders’ equity	13,622,759	12,093,823
Total liabilities and stockholders’ equity	$20,879,320	$21,240,684

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Sales	$6,336,690	$6,730,268	$11,477,645	$12,453,663
Cost of goods sold	4,276,913	4,823,516	7,921,359	9,073,386
Gross profit	2,059,777	1,906,752	3,556,286	3,380,277
Expenses
Engineering	84,115	107,072	169,345	267,425
Selling	435,902	397,631	785,879	860,390
General and administrative	1,029,106	1,233,281	2,087,924	2,463,775
Total expenses	1,549,123	1,737,984	3,043,148	3,591,590
Income (loss) from operations	510,654	168,768	513,138	(211,313)

Other income (expense):
Interest expense	(99,666)	(159,768)	(175,354)	(321,772)
Other	1,464,892	(14,270)	1,467,686	(9,221)
Total other income (expense)	1,365,226	(174,038)	1,292,332	(330,993)
Income (loss) from continuing operations before income taxes	1,875,880	(5,270)	1,805,470	(542,306)
Income tax expense (benefit)	393,811	(613)	379,157	(113,391)
Income (loss) from continuing operations	1,482,069	(4,657)	1,426,313	(428,915)

Discontinued Operations (Note 3)
Loss from discontinued operations before income taxes	-	(38,028)	-	(87,930)
Income tax benefit	-	(9,345)	-	(18,465)
Loss on discontinued operations	-	(28,683)	-	(69,465)
Net Income (Loss)	$1,482,069	$(33,340)	$1,426,313	$(498,380)

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Stockholders' Equity
Six Months Ended May 31, 2025 and May 31, 2024
(Unaudited)

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2023	5,106,922	$51,069	$4,838,425	$7,021,253	94,256	$(269,492)	$11,641,255
Stock based compensation	77,250	773	126,823	-	18,458	(37,654)	89,942
Net loss	-	-	-	(498,380)	-	-	(498,380)
Balance, May 31, 2024	5,184,172	$51,842	$4,965,248	$6,522,873	112,714	$(307,146)	$11,232,817

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2024	5,149,173	$51,492	$5,020,849	$7,328,628	112,714	$(307,146)	$12,093,823
Stock based compensation	72,500	725	103,440	-	875	(1,542)	102,623
Net loss	-	-	-	1,426,313	-	-	1,426,313
Balance, May 31, 2025	5,221,673	$52,217	$5,124,289	$8,754,941	113,589	$(308,688)	$13,622,759

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	May 31, 2025	May 31, 2024
Cash flows from operations:
Net income (loss) from continuing operations	$1,426,313	$(428,915)
Net loss from discontinued operations	-	(69,465)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	104,165	127,596
Decrease in obsolete inventory reserves	71,156	231,220
Depreciation and amortization expense	397,937	434,300
Amortization of cloud computing implementation costs	60,909	60,909
Increase (decrease) in allowance for expected credit losses - accounts receivable	(60,797)	17,540
Deferred income taxes	378,721	(134,910)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	592,905	767,716
Inventories	(519,046)	303,321
Other assets	(182,593)	(218,547)
Increase (decrease) in:
Accounts payable	303,687	(1,237,351)
Contracts in progress, net	(1,011,548)	1,895,655
Customer deposits	25,630	(246,625)
Income taxes payable	(500)	-
Accrued expenses	(334,566)	(375,425)
Net cash provided by operating activities - continuing operations	1,252,373	1,196,484
Net cash used in operating activities - discontinued operations	-	(48,862)
Net cash provided by operating activities	1,252,373	1,147,622
Cash flows from investing activities:
Purchases of property, plant, and equipment	(213,441)	(512,547)
Net cash used in investing activities - continuing operations	(213,441)	(512,547)
Net cash provided by (used in) investing activities - discontinued operations	-	-
Net cash used in investing activities	(213,441)	(512,547)
Cash flows from financing activities:
Net change in line of credit	(866,000)	(463,083)
Principal payments on finance lease obligations	(109,724)	(77,798)
Repayment of term debt	(58,992)	(54,260)
Repurchases of common stock	(1,542)	(37,654)
Net cash used in financing activities - continuing operations	(1,036,258)	(632,795)
Net cash used in financing activities - discontinued operations	-	(1,807)
Net cash used in financing activities	(1,036,258)	(634,602)
Net increase in cash	2,674	473
Cash at beginning of period	1,860	4,014
Cash at end of period	$4,534	$4,487

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$157,131	$323,633
Income taxes	992	90

Supplemental disclosures of non-cash operating activities:
Right-of-use (ROU) assets acquired (included in other assets)	$52,285	$38,192

Amortization of operating lease ROU assets (included in other assets)	$13,774	$4,275

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

During the third quarter of fiscal 2023, the Company ceased operations of its Tools business, which manufactured steel cutting tools and inserts. In previous periods, operations of the Tools business was reported in consolidated numbers as the Company's third operating segment. The Tools segment was first reported in discontinued operations beginning with the three and nine month periods ending August 31, 2023. The remaining assets and liabilities of the Tools segment were disposed in the fourth fiscal quarter of the year ended November 30, 2024.  For more information on discontinued operations, see Note 3 "Discontinued Operations."

2)	Summary of Significant Accounting Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the condensed financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2024. The results of operations for the three and six months ended May 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2025.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three and six months ended May 31, 2025. Actual results could differ from those estimates.

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

Employee Retention Credit

The Company qualified for federal government assistance through Employee Retention Credit ("ERC") provisions of the Consolidated Appropriations Act of 2021. The purpose of the Employee Retention Credit was to encourage employers to keep employees on the payroll, even if they were not working during the covered period because of the coronavirus outbreak. The Company filed amended tax returns with the Internal Revenue Service ("IRS") in October of 2023 in the amount of $1,620,103; of which $798,836 was related to Q2 of 2021 and $821,267 was related to Q3 of 2021. Because of the IRS moratorium in place on ERC refunds while filing, the Company did not record a receivable at the time of filing. The Company recorded the $1,620,103 of ERC refund in other income on the consolidated statement of operations and also incurred $405,026 of consulting fees for preparation of the credits and a tax study, which was recorded in other expense on the consolidated statement of operations. The Company also received $246,108 of interest income on the credits that was recorded in other income on the consolidated statement of operations.

A summary of the amounts recorded on each operating segment related to the ERC refunds during the six months ended May 31, 2025 is as follows:

	Agricultural Products	Modular Buildings	Consolidated (Continuing Operations)
Employee retention credit (other income)	$1,370,231	$249,872	$1,620,103
Interest income (other income)	207,261	38,847	246,108
Consulting fees (other expense)	(342,558)	(62,468)	(405,026)
Net proceeds	$1,234,934	$226,251	$1,461,185

The Agricultural Products segment includes $219,144 of net proceeds related to discontinued operations received after books and records were closed.

3)	Discontinued Operations

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

Segment information as of  May 31, 2024 for discontinued operations was as follows:

Tools
Three Months Ended
May 31, 2024
Revenue from external customers	$-
Gross Profit (loss)	(25,000)
Operating Expense (Income)	(1,000)
Loss from operations	(24,000)
Loss before tax	(38,000)
Total Assets	1,032,000
Capital expenditures	-
Depreciation & Amortization	$7,000

Tools
Six Months Ended
May 31, 2024
Revenue from external customers	$-
Gross Profit (loss)	(52,000)
Operating Expense	9,000
Loss from operations	(61,000)
Loss before tax	(88,000)
Total Assets	1,032,000
Capital expenditures	-
Depreciation & Amortization	$14,000

Recently Issued Accounting Pronouncements

Accounting Pronouncements Recently Adopted

Segment Reporting - Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures.” ASU 2023-07 adds enhanced disclosures about significant segment expenses, clarifies circumstances in which an entity can disclose multiple segment measures of profit and loss and provides new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption was permitted. The Company adopted ASU 2023-07 in Q1 of fiscal 2025. The application of ASU 2023-07 did not have a significant impact on segment disclosures. The Company recast periods presented prior to the six months ended May 31, 2025.

Accounting Pronouncements Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements (“ASU 2023-06”), to clarify or improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB ASC with the SEC’s regulations. The amendments in ASU 2023-06 will become effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. We are currently evaluating the impact of ASU 2023-06 on the Company's consolidated financial statements and disclosures.

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

	Three Months Ended May 31, 2025
	Agricultural	Modular Buildings	Total
Farm equipment	$3,350,000	$-	$3,350,000
Farm equipment service parts	603,000	-	603,000
Modular buildings	-	2,227,000	2,227,000
Modular building lease income	-	26,000	26,000
Other	72,000	59,000	131,000
	$4,025,000	$2,312,000	$6,337,000

	Three Months Ended May 31, 2024
	Agricultural	Modular Buildings	Total
Farm equipment	$3,975,000	$-	$3,975,000
Farm equipment service parts	500,000	-	500,000
Modular buildings	-	2,100,000	2,100,000
Modular building lease income	-	56,000	56,000
Other	80,000	19,000	99,000
	$4,555,000	$2,175,000	$6,730,000

	Six Months Ended May 31, 2025
	Agricultural	Modular Buildings	Total
Farm equipment	$5,344,000	$-	$5,344,000
Farm equipment service parts	1,486,000	-	1,486,000
Modular buildings	-	4,346,000	4,346,000
Modular building lease income	-	72,000	72,000
Other	143,000	87,000	230,000
	$6,973,000	$4,505,000	$11,478,000

	Six Months Ended May 31, 2024
	Agricultural	Modular Buildings	Total
Farm equipment	$7,503,000	$-	$7,503,000
Farm equipment service parts	1,143,000	-	1,143,000
Modular buildings	-	3,491,000	3,491,000
Modular building lease income	-	92,000	92,000
Other	146,000	79,000	225,000
	$8,792,000	$3,662,000	$12,454,000

The Company offered floorplan terms in its Agricultural Products segment during its Fall of 2023 and 2024 early order programs to incentivize customers to stock farm equipment on their lots for fiscal 2024 and fiscal 2025. Floorplan terms allow customers to pay the Company at the earliest of retail date or up to 360 days. This program can have an effect on the timing of the Company’s cash flows compared with historical cash flows.

On May 31, 2025, the Company had approximately $102,000 in receivables on the floorplan program with a due date greater than 30 days compared to $995,000 on May 31, 2024.

5)	Accounts receivable

Accounts receivable are shown net of allowances for expected credit losses. Expected losses are recorded in administrative expense at the time of receivable recognition.

The activity related to expected credit losses for the six months ended May 31, 2025 and six months ended May 31, 2024 was as follows:

	Six Months Ended (Continuing operations)	Six Months Ended (Continuing operations)
	May 31, 2025	May 31, 2024
Balance, beginning	$108,636	$32,137
Provision charged to expense	(60,797)	30,159
Less amounts charged-off	-	(12,619)
Balance, ending	$47,839	$74,915

6)	Contract Receivables, Contract Assets and Contract Liabilities

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers included on the Condensed Consolidated Balance Sheets.

	May 31, 2025	November 30, 2024
Receivables	$1,841,000	$2,373,000
Assets	336,000	213,000
Liabilities	$1,247,000	$2,110,000

The amount of revenue recognized in the first six months of fiscal 2025 that was included in a contract liability on  November 30, 2024 was approximately $248,000 compared to $655,000 in the same period of fiscal 2024. The beginning contract receivables, assets and liabilities on December 1, 2023 were approximately $3,432,000; $289,000 and $767,000, respectively.

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

Basic and diluted net income (loss) per share have been computed based on the following as of  May 31, 2025 and May 31, 2024:

	For the Three Months Ended
	May 31, 2025	May 31, 2024
Numerator for basic and diluted net income (loss) per share:

Net income (loss) from continuing operations	$1,482,069	$(4,657)
Net loss from discontinued operations	-	(28,683)
Net income (loss)	1,482,069	(33,340)

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	5,094,188	5,067,742
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	5,094,188	5,067,742

Net Income (loss) per share - Basic:
Continuing Operations	$0.29	$-
Discontinued Operations	-	(0.01)
Net income (loss) per share	$0.29	$(0.01)

Net Income (loss) per share - Diluted:
Continuing Operations	$0.29	$-
Discontinued Operations	-	(0.01)
Net income (loss) per share	$0.29	$(0.01)

	For the Six Months Ended
	May 31, 2025	May 31, 2024
Numerator for basic and diluted net income (loss) per share:

Net income (loss) from continuing operations	$1,426,313	$(428,915)
Net loss from discontinued operations	-	(69,465)
Net income (loss)	1,426,313	(498,380)

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	5,074,643	5,045,334
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	5,074,643	5,045,334

Net Income (Loss) per share - Basic:
Continuing Operations	$0.28	$(0.09)
Discontinued Operations	-	(0.01)
Net income (loss) per share	$0.28	$(0.10)

Net Income (Loss) per share - Diluted:
Continuing Operations	$0.28	$(0.09)
Discontinued Operations	-	(0.01)
Net income (loss) per share	$0.28	$(0.10)

8)	Inventory

Major classes of inventory are:

	May 31, 2025	November 30, 2024
Raw materials	$7,887,295	$7,882,271
Work in process	456,924	160,209
Finished goods	4,063,158	3,942,435
Total Gross Inventory	$12,407,377	$11,984,915
Less: Reserves	(1,631,574)	(1,657,002)
Net Inventory	$10,775,803	$10,327,913

9)	Accrued Expenses

Major components of accrued expenses are:

	May 31, 2025	November 30, 2024
Salaries, wages, and commissions	$537,342	$803,662
Accrued warranty expense	213,929	225,186
Other	208,808	274,870
Total accrued expenses	$960,079	$1,303,718

10)	Assets Held for Lease

Major components of assets held for lease are:

	May 31, 2025	November 30, 2024
Modular Buildings	$61,116	$89,033
Agricultural products equipment	69,347	-
Total assets held for lease (net)	$130,463	$89,033

There were approximately $26,000 and $72,000 of rents recognized from assets held for lease included in sales on the Condensed Consolidated Statements of Operations during the three and six months ended May 31, 2025, compared to $56,000 and $92,000 for the three and six months ending May 31, 2024.

The future minimum lease receipts for the years ended November 30 are as follows:

Year	Amount
2025	$19,036

11)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. Product warranty is included in the price of the product and provides assurance that the product will function in accordance with agreed-upon specifications. It does not represent a separate performance obligation under ASC 606. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 9 “Accrued Expenses.” Changes in the Company’s product warranty liability for the three and six months ended May 31, 2025 and  May 31, 2024 are as follows:

	Three Months Ended (Continuing Operations)
	May 31, 2025	May 31, 2024
Balance, beginning	$190,831	$211,121
Provision charged to expense	98,336	94,940
Less amounts charged-off	(75,238)	(109,393)
Balance, ending	$213,929	$196,668

	Six Months Ended (Continuing Operations)
	May 31, 2025	May 31, 2024
Balance, beginning	$225,186	$295,113
Provision charged to expense	183,376	178,676
Less amounts charged-off	(194,633)	(277,121)
Balance, ending	$213,929	$196,668

12)	Loan and Credit Agreements

Bank Midwest Revolving Lines of Credit and Term Loans

The Company maintains a $4,000,000 revolving line of credit (the “2025 Line of Credit”) with Bank Midwest. On May 31, 2025, the balance of the 2025 Line of Credit was $1,062,437 with $2,937,563 remaining available. The 2025 Line of Credit was subject to a borrowing base, which was an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of net inventory, less any outstanding loan balance on the Line of Credit. On May 31, 2025, the 2025 Line of Credit was not limited by the borrowing base calculation. Any unpaid principal amount borrowed on the 2025 Line of Credit accrued interest at a floating rate per annum equal to the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor was set at 6.00% per annum and the interest rate at  May 31, 2025 was 7.5% per annum. The 2025 Line of Credit was most recently renewed on March 27, 2025 with a maturity date of  March 30, 2026 and required monthly interest-only payments. The 2025 Line of Credit is governed by the terms of a Promissory Note, dated March 27, 2025, entered into between the Company and Bank Midwest.

The Company carries a $2,600,000 term loan with Bank Midwest due October 1, 2037 (the “Term Loan”). The Term Loan accrues interest at a rate of 7.00%. The interest rate may only be adjusted by Bank Midwest once every five years. Monthly payments of $19,648 in principal and interest are required on the Term Loan. The Term Loan is also guaranteed by the United States Department of Agriculture (“USDA”), which required an upfront guarantee fee of $62,400 and requires an annual fee of 0.5% of the unpaid balance. As part of the USDA guarantee requirements, shareholders owning more than 20% are required to personally guarantee a portion of the Term Loan, in an amount equal to their stock ownership percentage. The J. Ward McConnell Jr. Living Trust, the estate of the former Vice Chairman of the Board of Directors and a shareholder owning more than 20% of the Company’s outstanding stock, is guaranteeing approximately 38% of the Term Loan, for an annual fee of 2% of the personally guaranteed amount. The initial guarantee fee is being amortized over the life of the Term Loan, and the annual fees and personally guaranteed amounts are expensed monthly. The Term Loan is governed by the terms of a Promissory Note, dated September 28, 2017, entered into between the Company and Bank Midwest.

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

Compliance with Bank Midwest covenants is measured annually on November 30. The terms of the Bank Midwest loan agreements require the Company to maintain a minimum of $4,000,000 of monthly working capital. The Company is also required to maintain a minimum debt service coverage ratio of 1.25, with a 0.10 tolerance. The Company also must receive bank approval for individual purchases or sales of equipment over $50,000 and maintain reasonable salaries and owner compensation. The Company was in compliance with all covenants of Bank Midwest loans as of November 30, 2024. The next measurement date is November 30, 2025 for all covenants except the monthly working capital requirement.

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

A summary of the Company’s term debt is as follows:

	May 31, 2025	November 30, 2024
Bank Midwest loan payable in monthly installments of $19,648 including interest at 7.00%, due October 1, 2037	$1,723,820	$1,779,877
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 18, 2022, due June 18, 2050	155,832	157,304
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 24, 2022, due June 24, 2050	156,322	157,785
Total term debt	$2,035,974	$2,094,966
Less current portion of term debt	(123,801)	(119,734)
Term debt, excluding current portion	$1,912,173	$1,975,232

A summary of the minimum maturities of term debt follows for the twelve month periods ending May 31:

Year	Amount
2026	$123,801
2027	131,911
2028	141,066
2029	151,488
2030	162,362
2031 and thereafter	1,325,346
$2,035,974

13)	Income Taxes

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

During the three and six months ended May 31, 2025, and May 31, 2024, the Company did not recognize any revenues from transactions with a related party, and no amounts in accounts receivable balances were due from a related party. From time to time, the Company purchases various supplies from related parties, which are companies in which Marc McConnell, the Company's chairman and principal executive officer, has an ownership interest and also serves as President. The J. Ward McConnell, Jr. Living Trust, is paid a monthly fee to guarantee a portion of the Company’s term debt in accordance with the USDA guarantee obtained on the Company’s term debt. In the three and six months ended May 31, 2025, the Company recognized $3,175 and $6,530 of expense for transactions with related parties compared to $3,749 and $7,680 for the three and six months ended May 31, 2024. As of May 31, 2025, accrued expenses contained a balance of $1,077 owed to a related party compared to $1,272 on May 31, 2024.

15)	Leases

The components of operating leases on the Condensed Consolidated Balance Sheets on  November 30, 2024 were as follows:

November 30, 2024
Operating lease right-of-use assets (in other assets)	$13,774

Current portion of operating lease liabilities (in accrued expenses)	$9,074
Long-term portion of operating lease liabilities	4,700
Total operating lease liabilities	$13,774

The components of finance leases on the Condensed Consolidated Balance Sheets on May 31, 2025 and November 30, 2024 were as follows:

	May 31, 2025	November 30, 2024
Finance lease right-of-use assets (net of amortization in other assets)	$360,872	$377,753

Current portion of finance lease liabilities	$235,625	$220,908
Long-term portion of finance lease liabilities	462,280	534,436
Total finance lease liabilities	$697,905	$755,344

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

The 2020 Plan permits the plan administrator to award nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance awards, and stock appreciation rights to employees (including officers), directors, and consultants. The Board has approved a director compensation policy pursuant to which directors are automatically granted restricted stock awards of 3,000 shares of fully vested common stock annually or initially upon their election to the Board and another 1,000 shares of fully vested common stock on the last business day of each fiscal quarter.

Shares issued under the 2020 Plan for the three and six month periods ended May 31, 2025 and May 31, 2024 are as follows:

	For the Three Months Ended
	May 31, 2025	May 31, 2024
Shares issued to directors (immediate vesting)	20,000	10,000
Shares issued to directors, employees, and consultants (three year vesting)	1,500	-
Total shares issued	21,500	10,000

	For the Six Months Ended
	May 31, 2025	May 31, 2024
Shares issued to directors (immediate vesting)	25,000	15,000
Shares issued to directors, employees, and consultants (three-year vesting)	47,500	69,000
Unvested shares forfeited upon termination	-	(6,750)
Total shares issued	72,500	77,250

17)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. On  May 31, 2025 and November 30, 2024, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, finance lease liabilities and other current and long-term liabilities. The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of these instruments. The fair value of the finance lease liabilities also approximate recorded value as that is based on discounting future cash flows at rates implicit in the lease. The rates implicit in the lease do not materially differ from current market rates. The fair value of the Company’s term loans payable also approximates recorded value because the interest rates charged under the loan terms are not substantially different from current interest rates.

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

Approximate financial information with respect to the reportable segments is as follows.

	Three Months Ended May 31, 2025
	Agricultural Products	Modular Buildings	Consolidated (Continuing Operations)1
Revenue from external customers	$4,025,000	$2,312,000	$6,337,000
Gross profit	1,095,000	965,000	2,060,000
Operating Expense	1,144,000	406,000	1,550,000
Income (loss) from operations	(49,000)	559,000	510,000
Income (loss) before tax	1,105,000	771,000	1,876,000
Income tax expense (benefit)	$232,000	$162,000	$394,000

Total Assets	$17,848,000	$3,031,000	$20,879,000
Capital expenditures2	134,000	49,000	183,000
Depreciation & Amortization	148,000	42,000	190,000
Interest expense	85,000	14,000	99,000
Engineering	84,000	-	84,000
Selling	261,000	175,000	436,000
General and administrative (G&A)	799,000	231,000	1,030,000
Corporate expense (included in G&A)	$139,000	$45,000	$184,000

	Three Months Ended May 31, 2024
	Agricultural Products	Modular Buildings	Consolidated (Continuing Operations)1
Revenue from external customers	$4,555,000	$2,175,000	$6,730,000
Gross profit	1,323,000	584,000	1,907,000
Operating Expense	1,481,000	257,000	1,738,000
Income (loss) from operations	(158,000)	327,000	169,000
Income (loss) before tax	(323,000)	318,000	(5,000)
Income tax expense (benefit)	$(68,000)	$67,000	$(1,000)

Total Assets	$19,528,000	$2,611,000	$22,139,000
Capital expenditures	205,000	27,000	232,000
Depreciation & Amortization	161,000	71,000	232,000
Interest Expense	150,000	9,000	159,000
Engineering	107,000	-	107,000
Selling	321,000	77,000	398,000
General and administrative (G&A)	1,053,000	180,000	1,233,000
Corporate expense (included in G&A)	$136,000	$30,000	$166,000

	Six Months Ended May 31, 2025
	Agricultural Products	Modular Buildings	Consolidated (Continuing Operations)1
Revenue from external customers	$6,973,000	$4,505,000	$11,478,000
Gross profit	1,883,000	1,674,000	3,557,000
Operating Expense	2,310,000	733,000	3,043,000
Income (loss) from operations	(428,000)	941,000	513,000
Income (loss) before tax	667,000	1,138,000	1,805,000
Income tax expense (benefit)	$140,000	$239,000	$379,000
			-
Total Assets	$17,848,000	$3,031,000	$20,879,000
Capital expenditures2	200,000	65,000	265,000
Depreciation & Amortization	295,041	103,000	398,041
Interest expense	147,000	29,000	176,000
Engineering	169,000	-	169,000
Selling	467,000	319,000	786,000
General and administrative (G&A)	1,674,000	414,000	2,088,000
Corporate expense (included in G&A)	$240,000	$90,000	$330,000

	Six Months Ended May 31, 2024
	Agricultural Products	Modular Buildings	Consolidated (Continuing Operations)1
Revenue from external customers	$8,792,000	$3,662,000	$12,454,000
Gross profit	2,464,000	916,000	3,380,000
Operating Expense	3,049,000	543,000	3,592,000
Income (loss) from operations	(584,000)	373,000	(211,000)
Income (loss) before tax	(897,000)	355,000	(542,000)
Income tax expense (benefit)	$(188,000)	$75,000	$(113,000)

Total Assets	$19,528,000	$2,611,000	$22,139,000
Capital expenditures	389,000	124,000	513,000
Depreciation & Amortization	308,000	126,000	434,000
Interest expense	303,000	19,000	322,000
Engineering	266,000	1,000	267,000
Selling	707,000	154,000	861,000
General and administrative (G&A)	2,076,000	388,000	2,464,000
Corporate expense (included in G&A)	$324,000	$60,000	$384,000

1.	The consolidated total in the tables is a sum of segment figures and may not tie to actual figures in the condensed consolidated financial statements due to rounding.
2.	Includes $52,000 of Right of Use Assets acquired in the Agricultural Products Segment.

19)	Subsequent Events

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “report”) and the audited consolidated financial statements and related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2024. Some of the statements in this report may be forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” “foresee,“ or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our expectations with respect to order backlog, future demand for products, expected product mix and resulting sales; (ii) our beliefs regarding the sufficiency of working capital and cash flows; (iii) our expectation that we will continue to be able to renew or obtain financing on reasonable terms when necessary as well as our continued positive relationship with our creditors and lenders; (iv) our beliefs regarding production capabilities; (v) our intentions and beliefs relating to our costs, business strategies, and future performance, including without limitation, the impact of cost cutting measures, process improvement measures and new product development; (vi) our beliefs that normalizing dealer equipment stock levels may positively impact future demand for our agricultural products (vii) our beliefs regarding our early order program providing a picture of future demand; (viii) our expected financial results, including without limitation, our expected results for the Modular and Agricultural Products segments; and (ix) our expectations concerning our primary capital and cash flow needs.

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

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of our financial statements as of May 31, 2025 remain unchanged from November 30, 2024. Disclosure of these critical accounting policies is incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2024.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales from continuing operations for the three- and six-month period ended May 31, 2025 were $ 6,337,000, and  $11,478,000, respectively, compared to $6,730,000 and $12,454,000, respectively, during the same periods in fiscal 2024. For the three months ended May 31, 2025, we saw a sales decrease of  $393,000, or 5.8%, from the same period in fiscal 2024. For the six months ended May 31, 2025, we saw a sales decrease of  $976,000, or 7.8%, from the same period in fiscal 2024. Consolidated gross margin for the three and six months ended May 31, 2025 was 32.5% and 31.0%, respectively, compared to 28.3%  and 27.1%, respectively, for the same periods in fiscal 2024.

Our 2025 second fiscal quarter sales in our Agricultural Products segment were $4,025,000 compared to $4,555,000 during the same period of fiscal 2024, a decrease of $530,000, or 11.6%. For the six months ended May 31, 2025, our sales in the Agricultural Products segment were $6,973,000 compared to $8,792,000 during the same period of fiscal 2024, a decrease of $1,819,000, or 20.7%. Weakened row crop prices and high interest rates continue to make for a difficult agricultural market through the first six months of fiscal 2025. Livestock prices, predominately cattle, are at all time highs in fiscal 2025 and have driven strong grinder mixer sales activity thus far in fiscal 2025. While we have seen quite a bit of destocking from heightened levels in fiscal 2024, many dealers are not eager to replace their stock at current interest rate levels. The agriculture market is highly cyclical, and we still believe we are at the bottom of the cycle. We anticipate that conditions will improve in the next 12 to 18 months in our market. Our efforts in fiscal 2024 to right-size our production and administrative staff has reduced our operating expenses which is aiding in our efforts to weather the bottom of the cycle. In Q3 of fiscal 2025 we expect to be building stock inventory in order to react to retail opportunities in the second half of fiscal 2025. We will continue to release product specific programs in the second half of fiscal 2025 to turn inventory and unlock cash from product lines where our inventory levels are higher, which has been successful so far in fiscal 2025. Gross margin for our Agricultural Products segment for the three-month period ended May 31, 2025 was 27.2% compared to 29.0% for the same period in fiscal 2024, while our gross margin for the six-month period ended May 31, 2025 was 27.0% compared to 28.0% for the same period of fiscal 2024. The sales decreases for the three and six months periods ended May 31, 2025 compared to fiscal 2024, resulted in less variable margin to cover our fixed costs comparatively. We are seeing steel prices rise as tariff uncertainty impacts domestic demand. We expect U.S.-based steel manufacturers to be able to increase production to meet ongoing demand and note the presence of a major U.S. investment by Nippon Steel for a new US Steel mill. The United States currently imports approximately 25% of steel used by industry with Canada, Brazil and Mexico being the top suppliers. The majority of our manufacturing components are sourced in the U.S., however, some of our suppliers do source some of their components from China and other countries. We have also been seeing tariff charges from some of these suppliers and expect some minor impact from these tariffs on our gross profit.

Our second fiscal quarter sales in our Modular Buildings segment were $2,312,000 compared to $2,175,000 for the same period in fiscal 2024, an increase of $137,000, or 6.3%. Our Modular Buildings segment sales for the six months ended May 31, 2025 were $4,505,000 compared to $3,662,000 for the same period of fiscal 2024, an increase of $843,000, or 23.0%. Demand for our modular buildings continue to be strong in fiscal 2025. Our expertise and execution in the custom research and laboratory market has established us as an industry leader. There continues to be a copious amount of quoting activity and custom build inquiries in fiscal 2025, despite some concerns about governmental grants and funding. In Q1 of fiscal 2025, we brought on a Director of Business Development and Sales who is transitioning to replace our current President and Director of Sales. The overlap in these positions in fiscal 2025 is providing additional sales capacity for us in fiscal 2025. We also expect to utilize our outgoing President and Director of Sales as a consultant moving forward to improve sales and maintain customer relationships. We are utilizing the transition period to explore new markets where our custom building can offer competitiveness to the marketplace. Gross margin in the Modular Buildings segment for the three- and six-month period ended May 31, 2025 was 41.7% and 37.2%, respectively, compared to 26.9% and 25.0%, respectively, for the same periods in fiscal 2024. The increased margin is due to our team performing under budget on large research projects in fiscal 2025. Investments made in construction software and human capital from years past is coming together to produce results in this segment.

Expenses

Consolidated selling expenses from continuing operations for the three months ended May 31, 2025 were $436,000, compared to $398,000 for the same period in fiscal 2024. For the six months ended May 31, 2025, our consolidated selling expenses from continuing operations were $786,000 compared to $860,000 from the same period in fiscal 2024. The decrease in selling expenses is due to a reduction of employees on the sales and marketing teams in the Agricultural Products segment. Selling expenses as a percentage of sales were 6.8% for the six months ended May 31, 2025 compared to 6.9% for six months ended May 31, 2024. The increase is selling expenses as a percentage of sales is due to more commissionable sales in the Modular Buildings segment in the first six months of fiscal 2025 compared to fiscal 2024.

Consolidated engineering expenses from continuing operations were $84,000 for Q2 of fiscal 2025 compared to $107,000 for the same period in fiscal 2024. For the six months ended  May 31, 2025, consolidated engineering expenses were $169,000 compared to $267,000 for same period in fiscal 2024. The decrease in engineering expenses is related to the reduction in our engineer headcount at the beginning of fiscal 2024. We expect to add a product development manager to our team in fiscal 2025 in order to bolster our product offerings. Engineering expenses as a percentage of sales were 1.5% for the six months ended May 31, 2025, compared to 2.1% for the same period in fiscal 2024.

Consolidated administrative expenses from continuing operations for the three- and six-month period ended May 31, 2025 were $1,029,000 and $2,088,000, respectively, compared to $1,233,000 and $2,464,000, respectively, for the same periods in fiscal 2024. Administrative expenses as a percentage of sales were 18.2% for the six months ended May 31, 2025, compared to 19.8% for the same period in fiscal 2024. Administrative expenses decreased year-over-year primarily due to early retirement incentives we offered to help right-size our workforce in Q1 of fiscal 2024, which was not repeated in fiscal 2025. We also reduced administrative headcount including our Chairman of the Board stepping in to fill our Chief Executive Officer role in Q4 of fiscal 2024, which positively impacted administrative expenses in fiscal 2025 versus fiscal 2024.

Net income (loss) from continuing operations

Consolidated net income from continuing operations was $1,482,000 for the three-month period ended May 31, 2025, compared to net loss of $5,000 for the same period in fiscal 2024. Our consolidated net income from continuing operations was $1,426,000 for the six months ended May 31, 2025, compared to net loss of $429,000 for the same period in fiscal 2024. Our operating results are improved in both reportable segments year on year. Despite the decrease in sales for our Agricultural Products segment, our operating loss is much improved from a year ago due to cost cutting procedures enacted in fiscal 2024. Our team continues to be committed to reducing manufacturing and overhead expenses in fiscal 2025, as we manage the reduced demand from adverse agricultural economic conditions. We believe, this segment will be poised to capitalize and provide profitability in the event markets improve. Our Modular Buildings segment continues to perform with solid operating income and near record sales. We expect continued success in the Modular Buildings segment as leads continue converting to contract. Our net income for the three and six months ended May 31, 2025 also benefited largely from the receipt of Employee Retention Credit refunds in the approximate amount of $1,154,000 including interest, net of consulting fees to prepare credit and tax study and net of tax.

Order Backlog

The consolidated order backlog net of discounts for continuing operations as of July 7, 2025 was $4,728,000 compared to $7,784,000 as of July 7, 2025, a 39.3% decrease. Immediately following the 2025 planting season, we experienced a period of slow demand in the Agricultural Products segment. The order backlog in this segment was $863,000 as of  July 7, 2025 compared to $1,348,000 in fiscal 2024, a 36.0% decrease. As we get into harvest season, we expect to see orders pick up again as yearend tax buying occurs. Livestock operators continue to see record high prices and we expect them to have money to spend while the row crop farmers are continuing to experience five year low commodity prices. The backlog for the Modular Buildings segment was $3,865,000 as of July 7, 2025, compared to $6,436,000 in fiscal 2024, a 39.9% decrease. Despite out recent backlog being down year on year, our Modular building demand continues to be strong in fiscal 2025. Our sales are up 23.0% year to date with strong future expected project closings that we expect will give us similar results to fiscal 2024 for the remainder of our year. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our primary source of funds for the six months ended May 31, 2025 was cash generated by operating activities, mainly net income from continuing operations. We received net proceeds of approximately $1,461,000 from Employer Retention Credit refunds in Q2 of fiscal 2025. We also had operating income from continuing operations of approximately $513,000 with an additional $952,000 of non cash reconciling items to net income for the six months ended May 31, 2025. Our primary cash usage activities for the first six months of fiscal 2025 was a reduction of billings in excess of costs through progress on our construction projects, increasing of inventory as we made speculative beet equipment for year end tax buying in the Agricultural Products segment and payment of accrued expenses. We expect progress on construction products and line of credit usage to be a primary source of cash for the remainder of our fiscal year. We expect our primary cash needs for the remainder of the fiscal year to be operating expenses and inventory stocking in the Agricultural Products segment.

As of May 31, 2025, our revolving credit line had an outstanding principal balance of $1,062,437. We renewed our revolving line of credit with Bank Midwest on March 27, 2025, with a scheduled maturity date of March 30, 2026. In our most recent renewal, we dropped our principal balances from $5,500,000 to $4,000,000 and also negotiated an interest rate 75 basis points lower than our previous line of credit. The bank's credit committee has preapproved an additional $1,500,000 of principal for the 2025 renewal, consistent with the borrowing availability of our previous line of credit, in the event we need additional funding.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The persons serving as our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period subject to this report. Based on this evaluation, the persons serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of May 31, 2025. Our management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

We did not purchase any shares our common stock during the second quarter of fiscal 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements. During the six months ended  May 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description
3.1

Conformed Certificate of Incorporation of Art’s-Way Manufacturing Co., Inc. – incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020.

3.2	Conformed Bylaws of Art’s-Way Manufacturing Co., Inc.– incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020.
10.1	Promissory Note, between Bank Midwest and Art's-Way Manufacturing Co., Inc. incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2025
31.1	Certification of Chief Executive Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
31.2	Certification of Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 - furnished herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - furnished herewith.
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

ART’S-WAY MANUFACTURING CO., INC.

Date: July 14, 2025	By: /s/ Marc H. McConnell
Marc H. McConnell
President, Chief Executive Officer and Chairman

Date: July 14, 2025	By: /s/ Michael W. Woods
Michael W. Woods
Chief Financial Officer