Form 10-Q
period 2025-08-31
ARTS WAY MANUFACTURING CO INC
filed 2025-10-14
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2025

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 000-05131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of common shares outstanding as of October 1, 2025: 5,106,834

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	August 31, 2025	November 30, 2024
Assets
Current assets:
Cash	$5,960	$1,860
Accounts receivable, net	2,023,964	2,372,876
Inventories, net	11,237,942	10,327,913
Cost and profit in excess of billings	658,955	213,195
Other current assets	254,410	208,465
Total current assets	14,181,231	13,124,309

Property, plant, and equipment, net	5,104,659	5,150,870
Assets held for lease, net	127,796	89,033
Deferred income taxes, net	1,994,267	2,440,297
Other assets	407,787	436,175
Total assets	$21,815,740	$21,240,684
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,175,899	$944,448
Customer deposits	72,765	180,597
Billings in excess of cost and profit	352,131	1,929,151
Income taxes payable	5,000	5,500
Accrued expenses	933,965	1,303,718
Line of credit	2,672,437	1,928,437
Current portion of finance lease liabilities	246,565	220,908
Current portion of long-term debt	125,979	119,734
Total current liabilities	5,584,741	6,632,493

Long-term portion of operating lease liabilities	-	4,700
Long-term portion of finance lease liabilities	436,910	534,436
Long-term debt, excluding current portion	1,880,280	1,975,232
Total liabilities	7,901,931	9,146,861
Commitments and Contingencies (Notes 9, 11, 12 and 15)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares on August 31, 2025 and November 30, 2024; issued and outstanding 0 shares on August 31, 2025 and November 30, 2024.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares on August 31, 2025 and November 30, 2024; 5,220,423 issued on August 31, 2025 and 5,149,173 on November 30, 2024	52,204	51,492
Additional paid-in capital	5,161,242	5,020,849
Retained earnings	9,009,051	7,328,628
Treasury stock, at cost (113,589 shares on August 31, 2025 and 112,714 shares on November 30, 2024)	(308,688)	(307,146)
Total stockholders’ equity	13,913,809	12,093,823
Total liabilities and stockholders’ equity	$21,815,740	$21,240,684

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Sales	$6,432,296	$5,875,700	$17,909,941	$18,329,363
Cost of goods sold	4,666,131	4,175,575	12,587,490	13,248,961
Gross profit	1,766,165	1,700,125	5,322,451	5,080,402
Expenses
Engineering	87,339	78,949	256,684	346,373
Selling	350,771	380,797	1,136,650	1,241,187
General and administrative	983,326	1,086,685	3,071,249	3,550,460
Total expenses	1,421,436	1,546,431	4,464,583	5,138,020
Income (loss) from operations	344,729	153,694	857,868	(57,618)

Other income (expense):
Interest expense	(83,668)	(150,012)	(259,022)	(471,784)
Other	60,196	(4,165)	1,527,881	(13,386)
Total other income (expense)	(23,472)	(154,177)	1,268,859	(485,170)
Income (loss) from continuing operations before income taxes	321,257	(483)	2,126,727	(542,788)
Income tax expense (benefit)	67,147	(2,713)	446,304	(116,131)
Income (loss) from continuing operations	254,110	2,230	1,680,423	(426,657)

Discontinued Operations (Note 3)
Loss from discontinued operations before income taxes	-	(35,919)	-	(123,849)
Income tax benefit	-	(7,489)	-	(25,954)
Loss on discontinued operations	-	(28,430)	-	(97,895)
Net Income (Loss)	$254,110	$(26,200)	$1,680,423	$(524,552)

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Stockholders' Equity
Nine Months Ended August 31, 2025 and August 31, 2024
(Unaudited)

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2023	5,106,922	$51,069	$4,838,425	$7,021,253	94,256	$(269,492)	$11,641,255
Stock based compensation	82,250	823	186,971	-	18,458	(37,654)	150,140
Net loss	-	-	-	(524,552)	-	-	(524,552)
Balance, August 31, 2024	5,189,172	$51,892	$5,025,396	$6,496,701	112,714	$(307,146)	$11,266,843

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2024	5,149,173	$51,492	$5,020,849	$7,328,628	112,714	$(307,146)	$12,093,823
Stock based compensation	71,250	712	140,393	-	875	(1,542)	139,563
Net income	-	-	-	1,680,423	-	-	1,680,423
Balance, August 31, 2025	5,220,423	$52,204	$5,161,242	$9,009,051	113,589	$(308,688)	$13,913,809

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	August 31, 2025	August 31, 2024
Cash flows from operations:
Net income (loss) from continuing operations	$1,680,423	$(426,657)
Net loss from discontinued operations	-	(97,895)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	141,105	187,794
Decrease in obsolete inventory reserves	(36,233)	(154,525)
Gain on disposal of property, plant, and equipment	(9,100)	(800)
Depreciation and amortization expense	593,954	663,828
Amortization of cloud computing implementation costs	60,909	91,364
Increase (decrease) in allowance for expected credit losses - accounts receivable	(63,947)	24,509
Deferred income taxes	446,030	(145,112)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	412,859	464,505
Inventories	(873,796)	494,822
Other assets	(106,853)	(193,993)
Increase (decrease) in:
Accounts payable	231,451	(1,386,227)
Contracts in progress, net	(2,022,780)	2,433,887
Customer deposits	(107,832)	(253,117)
Income taxes payable	(500)	-
Accrued expenses	(360,682)	(294,171)
Net cash provided by (used in) operating activities - continuing operations	(14,992)	1,506,107
Net cash used in operating activities - discontinued operations	-	(76,123)
Net cash provided by (used in) operating activities	(14,992)	1,429,984
Cash flows from investing activities:
Purchases of property, plant, and equipment	(474,770)	(614,367)
Net proceeds from sale of assets	9,100	800
Net cash used in investing activities - continuing operations	(465,670)	(613,567)
Net cash provided by (used in) investing activities - discontinued operations	-	-
Net cash used in investing activities	(465,670)	(613,567)
Cash flows from financing activities:
Net change in line of credit	744,000	(546,083)
Principal payments on finance lease obligations	(168,989)	(148,129)
Repayment of term debt	(88,707)	(81,211)
Repurchases of common stock	(1,542)	(37,654)
Net cash provided by (used in) financing activities - continuing operations	484,762	(813,077)
Net cash used in financing activities - discontinued operations	-	(2,235)
Net cash used in financing activities	484,762	(815,312)
Net increase in cash	4,100	1,105
Cash at beginning of period	1,860	4,014
Cash at end of period	$5,960	$5,119

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$259,022	$476,809
Income taxes	829	90

Supplemental disclosures of non-cash operating activities:
Right-of-use (ROU) assets acquired (included in other assets)	$97,120	$38,192

Amortization of operating lease ROU assets (included in other assets)	$13,774	$6,451

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

2)	Summary of Significant Accounting Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the condensed financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2024. The results of operations for the three and nine months ended August 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2025.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three and nine months ended August 31, 2025. Actual results could differ from those estimates.

Allowance for Credit Losses

The Company uses aging categories to estimate expected credit losses on trade receivables. The Company considers the following factors in its analysis: historical loss experience, forward-looking macroeconomic factors, company credit risk including previous delinquencies, disputed amounts, and the intent and ability to pay. The Company's typical credit terms are Net 30, however, it also offers terms up to 360 days on floor plan units. The Company considers trade receivables greater than 30 days past due, but is not required to disclose past due receivables with an original term less than one year. The Company performs additional analysis monthly on amounts over 90 days past due to determine collectability. The Company has assigned expected credit loss percentages based on where the asset falls in the aging schedule. The Company's actual credit losses have been low compared to historical allowance estimates. The Company has considered the current interest rate environment and the recent decline in the agricultural commodity market and believes its method of estimating a higher than historical loss percentage to be an adequate estimate of actual expected losses. The Company foresees decreased credit risk over the next year while inventory on dealer lots starts to decline, interest rates continue to drop and farm income strengthens.

The Company carries contract assets related to its Modular Buildings segment in the form of costs and profit in excess of billings. These contract assets are typically converted to trade receivables in 30 to 90 days, depending on contract terms, and are due 30 days or fewer from the billing date. Because these contract assets are typically converted to receivables and collected in less than a year, consideration for these contract assets has been included in the expected credit loss model for trade receivables.

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

A summary of the amounts recorded on each operating segment related to the ERC refunds during the nine months ended August 31, 2025 is as follows:

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

Segment information as of  August 31, 2024 for discontinued operations was as follows:

Tools
Three Months Ended
August 31, 2024
Revenue from external customers	$-
Gross Profit (loss)	(22,000)
Operating Expense (Income)	-
Loss from operations	(22,000)
Loss before tax	(36,000)
Total Assets	1,024,000
Capital expenditures	-
Depreciation & Amortization	$7,000

Tools
Nine Months Ended
August 31, 2024
Revenue from external customers	$-
Gross Profit (loss)	(74,000)
Operating Expense	9,000
Loss from operations	(83,000)
Loss before tax	(124,000)
Total Assets	1,024,000
Capital expenditures	-
Depreciation & Amortization	$22,000

Recently Issued Accounting Pronouncements

Accounting Pronouncements Recently Adopted

Segment Reporting - Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures.” ASU 2023-07 adds enhanced disclosures about significant segment expenses, clarifies circumstances in which an entity can disclose multiple segment measures of profit and loss and provides new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption was permitted. The Company adopted ASU 2023-07 in Q1 of fiscal 2025. The application of ASU 2023-07 did not have a significant impact on segment disclosures. The Company recast periods presented prior to the nine months ended August 31, 2025.

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

	Three Months Ended August 31, 2025
	Agricultural	Modular Buildings	Total
Farm equipment	$1,874,000	$-	$1,874,000
Farm equipment service parts	1,039,000	-	1,039,000
Modular buildings	-	3,438,000	3,438,000
Modular building lease income	-	3,000	3,000
Other	70,000	8,000	78,000
	$2,983,000	$3,449,000	$6,432,000

	Three Months Ended August 31, 2024
	Agricultural	Modular Buildings	Total
Farm equipment	$2,367,000	$-	$2,367,000
Farm equipment service parts	532,000	-	532,000
Modular buildings	-	2,776,000	2,776,000
Modular building lease income	-	56,000	56,000
Other	89,000	56,000	145,000
	$2,988,000	$2,888,000	$5,876,000

	Nine Months Ended August 31, 2025
	Agricultural	Modular Buildings	Total
Farm equipment	$7,192,000	$-	$7,192,000
Farm equipment service parts	2,550,000	-	2,550,000
Modular buildings	-	7,783,000	7,783,000
Modular building lease income	-	75,000	75,000
Other	214,000	96,000	310,000
	$9,956,000	$7,954,000	$17,910,000

	Nine Months Ended August 31, 2024
	Agricultural	Modular Buildings	Total
Farm equipment	$9,870,000	$-	$9,870,000
Farm equipment service parts	1,674,000	-	1,674,000
Modular buildings	-	6,268,000	6,268,000
Modular building lease income	-	148,000	148,000
Other	235,000	134,000	369,000
	$11,779,000	$6,550,000	$18,329,000

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

On August 31, 2025, the Company had approximately $274,000 in receivables on the floorplan program with a due date greater than 30 days compared to $341,000 on August 31, 2024.

5)	Accounts receivable

Accounts receivable are shown net of allowances for expected credit losses. Expected losses are recorded in administrative expense at the time of receivable recognition.

The activity related to expected credit losses for the nine months ended August 31, 2025 and nine months ended August 31, 2024 was as follows:

	Nine Months Ended (Continuing operations)	Nine Months Ended (Continuing operations)
	August 31, 2025	August 31, 2024
Balance, beginning	$108,636	$32,137
Provision charged to expense	(63,947)	37,128
Less amounts charged-off	-	(12,619)
Balance, ending	$44,689	$56,646

6)	Contract Receivables, Contract Assets and Contract Liabilities

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers included on the Condensed Consolidated Balance Sheets.

	August 31, 2025	November 30, 2024
Receivables	$2,024,000	$2,373,000
Assets	659,000	213,000
Liabilities	425,000	2,110,000

The amount of revenue recognized in the first nine months of fiscal 2025 that was included in a contract liability on  November 30, 2024 was approximately $255,000 compared to $686,000 in the same period of fiscal 2024. The beginning contract receivables, assets and liabilities on December 1, 2023 were approximately $3,432,000, $289,000 and $767,000, respectively.

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

Basic and diluted net income (loss) per share have been computed based on the following as of  August 31, 2025 and August 31, 2024:

	For the Three Months Ended
	August 31, 2025	August 31, 2024
Numerator for basic and diluted net income (loss) per share:

Net income from continuing operations	$254,110	$2,230
Net loss from discontinued operations	-	(28,430)
Net income (loss)	254,110	(26,200)

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	5,106,033	5,071,512
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	5,106,033	5,071,512

Net Income (loss) per share - Basic:
Continuing Operations	$0.05	$-
Discontinued Operations	-	(0.01)
Net income (loss) per share	$0.05	$(0.01)

Net Income (loss) per share - Diluted:
Continuing Operations	$0.05	$-
Discontinued Operations	-	(0.01)
Net income (loss) per share	$0.05	$(0.01)

	For the Nine Months Ended
	August 31, 2025	August 31, 2024
Numerator for basic and diluted net income (loss) per share:

Net income (loss) from continuing operations	$1,680,423	$(426,657)
Net loss from discontinued operations	-	(97,895)
Net income (loss)	1,680,423	(524,552)

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	5,085,183	5,054,092
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	5,085,183	5,054,092

Net Income (Loss) per share - Basic:
Continuing Operations	$0.33	$(0.08)
Discontinued Operations	-	(0.02)
Net income (loss) per share	$0.33	$(0.10)

Net Income (Loss) per share - Diluted:
Continuing Operations	$0.33	$(0.08)
Discontinued Operations	-	(0.02)
Net income (loss) per share	$0.33	$(0.10)

8)	Inventory

Major classes of inventory are:

	August 31, 2025	November 30, 2024
Raw materials	$7,906,042	$7,882,271
Work in process	375,943	160,209
Finished goods	4,647,244	3,942,435
Total Gross Inventory	$12,929,229	$11,984,915
Less: Reserves	(1,691,287)	(1,657,002)
Net Inventory	$11,237,942	$10,327,913

9)	Accrued Expenses

Major components of accrued expenses are:

	August 31, 2025	November 30, 2024
Salaries, wages, and commissions	$466,382	$803,662
Accrued warranty expense	220,550	225,186
Other	247,033	274,870
Total accrued expenses	$933,965	$1,303,718

10)	Assets Held for Lease

Major components of assets held for lease are:

	August 31, 2025	November 30, 2024
Modular Buildings	$61,116	$89,033
Agricultural products equipment	66,680	-
Total assets held for lease (net)	$127,796	$89,033

There were approximately $3,000 and $75,000 of rents recognized from assets held for lease included in sales on the Condensed Consolidated Statements of Operations during the three and nine months ended August 31, 2025, respectively, compared to $56,000 and $148,000 for the three and nine months ending August 31, 2024, respectively. There were no future minimum lease receipts as of  August 31, 2025.

11)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. Product warranty is included in the price of the product and provides assurance that the product will function in accordance with agreed-upon specifications. It does not represent a separate performance obligation under ASC 606. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 9 “Accrued Expenses.” Changes in the Company’s product warranty liability for the three and nine months ended August 31, 2025 and  August 31, 2024 are as follows:

	Three Months Ended (Continuing Operations)
	August 31, 2025	August 31, 2024
Balance, beginning	$213,929	$196,668
Provision charged to expense	77,334	71,426
Less amounts charged-off	(70,713)	(52,176)
Balance, ending	$220,550	$215,918

	Nine Months Ended (Continuing Operations)
	August 31, 2025	August 31, 2024
Balance, beginning	$225,186	$295,113
Provision charged to expense	260,709	250,102
Less amounts charged-off	(265,345)	(329,297)
Balance, ending	$220,550	$215,918

12)	Loan and Credit Agreements

Bank Midwest Revolving Lines of Credit and Term Loans

The Company maintains a $4,000,000 revolving line of credit (the “2025 Line of Credit”) with Bank Midwest. On August 31, 2025, the balance of the 2025 Line of Credit was $2,672,437 with $1,327,563 remaining available. The 2025 Line of Credit is subject to a borrowing base, which is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of net inventory, less any outstanding loan balance on the Line of Credit. On August 31, 2025, the 2025 Line of Credit was not limited by the borrowing base calculation. Any unpaid principal amount borrowed on the 2025 Line of Credit accrued interest at a floating rate per annum equal to the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 6.00% per annum and the interest rate at  August 31, 2025 was 7.5% per annum. The 2025 Line of Credit was most recently renewed on March 27, 2025 with a maturity date of  March 30, 2026 and required monthly interest-only payments. The 2025 Line of Credit is governed by the terms of a Promissory Note, dated March 27, 2025, entered into between the Company and Bank Midwest.

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

On October 1, 2025 the Company entered into a term loan with Bank Midwest in the amount of $516,971 (the “Roof Loan”) to replace portions of the roof on its Armstrong facility. The Term Loan accrues interest at a rate of 7.25% with a payback period of 10 years. The interest rate will be adjusted after 60 payments to the 5-Year Treasury Index plus a margin of 3.25% . Monthly payments of $6,102 in principal and interest are required on the Term Loan beginning on November 5, 2025.

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

The Term Loan and Roof Loan are secured by a mortgage on the Company’s Armstrong, Iowa and Monona, Iowa properties. Each mortgage is governed by the terms of a separate Mortgage, dated September 28, 2017, and each property is also subject to a separate Assignment of Rents, dated September 28, 2017.

If the Company or its subsidiary (as guarantor pursuant to the Commercial Guaranty) commits an event of default with respect to the promissory notes and fails or is unable to cure that default, Bank Midwest may immediately terminate its obligation, if any, to make additional loans to the Company and may accelerate the Company’s obligations under the promissory note. Bank Midwest shall also have all other rights and remedies for default provided by the Uniform Commercial Code, as well as any other applicable law and the various loan agreements. In addition, in an event of default, Bank Midwest may foreclose on the mortgaged property.

Compliance with Bank Midwest covenants is measured annually each  November 30. The terms of the Bank Midwest loan agreements require the Company to maintain a minimum of $4,000,000 of monthly working capital. The Company is also required to maintain a minimum debt service coverage ratio of 1.25, with a 0.10 tolerance. The Company also must receive bank approval for individual purchases or sales of equipment over $50,000 and maintain reasonable salaries and owner compensation. The Company was in compliance with all covenants of Bank Midwest loans as of November 30, 2024. The next measurement date is November 30, 2025 for all covenants except the monthly working capital requirement.

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

A summary of the Company’s term debt is as follows:

	August 31, 2025	November 30, 2024
Bank Midwest loan payable in monthly installments of $19,648 including interest at 7.00%, due October 1, 2037	$1,695,544	$1,779,877
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 18, 2022, due June 18, 2050	155,110	157,304
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 24, 2022, due June 24, 2050	155,605	157,785
Total term debt	$2,006,259	$2,094,966
Less current portion of term debt	(125,979)	(119,734)
Term debt, excluding current portion	$1,880,280	$1,975,232

A summary of the minimum maturities of term debt follows for the twelve month periods ending August 31:

Year	Amount
2026	$125,979
2027	134,233
2028	143,550
2029	154,157
2030	165,225
2031 and thereafter	1,283,115
$2,006,259

13)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.

The Company has net operating losses and tax credits that are expected to offset any 2025 fiscal year tax liability and does not expect to have significant cash tax expense in the near future.

14)	Related Party Transactions

During the three and nine months ended August 31, 2025, and August 31, 2024, the Company did not recognize any revenues from transactions with a related party, and no amounts in accounts receivable balances were due from a related party. From time to time, the Company purchases various supplies from related parties, which are companies in which Marc McConnell, the Company's chairman and principal executive officer, has an ownership interest and also serves as President. The J. Ward McConnell, Jr. Living Trust, is paid a monthly fee to guarantee a portion of the Company’s term debt in accordance with the USDA guarantee obtained on the Company’s term debt. In the three and nine months ended August 31, 2025, the Company recognized $3,267 and $9,796 of expense for transactions with related parties compared to $3,869 and $11,549 for the three and nine months ended August 31, 2024. As of August 31, 2025, accrued expenses contained a balance of $1,094 owed to a related party compared to $1,299 on August 31, 2024.

15)	Leases

The components of operating leases on the Condensed Consolidated Balance Sheets on  November 30, 2024 were as follows:

November 30, 2024
Operating lease right-of-use assets (in other assets)	$13,774

Current portion of operating lease liabilities (in accrued expenses)	$9,074
Long-term portion of operating lease liabilities	4,700
Total operating lease liabilities	$13,774

The components of finance leases on the Condensed Consolidated Balance Sheets on August 31, 2025 and November 30, 2024 were as follows:

	August 31, 2025	November 30, 2024
Finance lease right-of-use assets (net of amortization in other assets)	$367,120	$377,753

Current portion of finance lease liabilities	$246,565	$220,908
Long-term portion of finance lease liabilities	436,910	534,436
Total finance lease liabilities	$683,475	$755,344

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

Shares issued under the 2020 Plan for the three and nine month periods ended August 31, 2025 and August 31, 2024 are as follows:

	For the Three Months Ended
	August 31, 2025	August 31, 2024
Shares issued to directors (immediate vesting)	5,000	5,000
Unvested shares forfeited upon termination	(6,250)	-
Total shares issued (forfeited)	(1,250)	5,000

	For the Nine Months Ended
	August 31, 2025	August 31, 2024
Shares issued to directors (immediate vesting)	30,000	20,000
Shares issued to directors, employees, and consultants (three-year vesting)	47,500	69,000
Unvested shares forfeited upon termination	(6,250)	(6,750)
Total shares issued (forfeited)	71,250	82,250

17)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. On  August 31, 2025 and November 30, 2024, the carrying amount approximated fair value for cash, accounts receivable, accounts payable, notes payable to bank, finance lease liabilities and other current and long-term liabilities. The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of these instruments. The fair value of the finance lease liabilities also approximate recorded value, as its measurement is based on discounting future cash flows at rates implicit in the lease. The rates implicit in the lease do not materially differ from current market rates. The fair value of the Company’s term loans payable also approximates recorded value because the interest rates do not substantially different from current interest rates the Company could obtain under similar terms.

18)	Segment Information

In accordance with ASC 280, “Segment Reporting," the Company’s chief operating decision maker, or CODM, has been identified as its President, Chief Executive Officer and Chairman. The CODM reviews operating results to make decisions about allocating resources and assessing performance for the entire Company and utilizes gross profit and income from operations to evaluate segment performance and allocate resources. The Company's selling, general and administrative expenses and engineering expenses are charged to each segment as incurred by each reportable segment. The Company allocates a small portion of corporate expenses from the Agricultural Products segment to the Modular Buildings segment monthly for administrative support services provided.

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

Approximate financial information with respect to the reportable segments is as follows.

	Three Months Ended August 31, 2025
	Agricultural Products	Modular Buildings	Consolidated (Continuing Operations)[1]
Revenue from external customers	$2,983,000	$3,449,000	$6,432,000
Gross profit	546,000	1,220,000	1,766,000
Operating Expense	1,029,000	392,000	1,421,000
Income (loss) from operations	(483,000)	828,000	345,000
Income (loss) before tax	(491,000)	812,000	321,000
Income tax expense (benefit)	$(103,000)	$170,000	$67,000

Total Assets	$18,323,000	$3,493,000	$21,816,000
Capital expenditures[2]	218,000	88,000	306,000
Depreciation & Amortization	150,000	45,000	195,000
Interest expense	68,000	16,000	84,000
Engineering	87,000	-	87,000
Selling	199,000	152,000	351,000
General and administrative (G&A)	743,000	240,000	983,000
Corporate expense (included in G&A)	$85,000	$45,000	$130,000

	Three Months Ended August 31, 2024
	Agricultural Products	Modular Buildings	Consolidated (Continuing Operations)[1]
Revenue from external customers	$2,988,000	$2,888,000	$5,876,000
Gross profit	814,000	886,000	1,700,000
Operating Expense	1,287,000	259,000	1,546,000
Income (loss) from operations	(472,000)	626,000	154,000
Income (loss) before tax	(618,000)	618,000	-
Income tax expense (benefit)	$(130,000)	$127,000	$(3,000)

Total Assets	$19,311,000	$3,136,000	$22,447,000
Capital expenditures	50,000	52,000	102,000
Depreciation & Amortization	163,000	66,000	229,000
Interest Expense	140,000	10,000	150,000
Engineering	79,000	-	79,000
Selling	303,000	78,000	381,000
General and administrative (G&A)	905,000	181,000	1,086,000
Corporate expense (included in G&A)	$162,000	$30,000	$192,000

	Nine Months Ended August 31, 2025
	Agricultural Products	Modular Buildings	Consolidated (Continuing Operations)[1]
Revenue from external customers	$9,956,000	$7,954,000	$17,910,000
Gross profit	2,428,000	2,894,000	5,322,000
Operating Expense	3,340,000	1,125,000	4,465,000
Income (loss) from operations	(911,000)	1,769,000	858,000
Income (loss) before tax	176,000	1,951,000	2,127,000
Income tax expense (benefit)	$37,000	$409,000	$446,000
			-
Total Assets	$18,323,000	$3,493,000	$21,816,000
Capital expenditures2	419,000	153,000	572,000
Depreciation & Amortization	445,000	148,000	593,000
Interest expense	214,000	45,000	259,000
Engineering	257,000	-	257,000
Selling	666,000	471,000	1,137,000
General and administrative (G&A)	2,417,000	654,000	3,071,000
Corporate expense (included in G&A)	$325,000	$135,000	$460,000

	Nine Months Ended August 31, 2024
	Agricultural Products	Modular Buildings	Consolidated (Continuing Operations)[1]
Revenue from external customers	$11,779,000	$6,550,000	$18,329,000
Gross profit	3,278,000	1,802,000	5,080,000
Operating Expense	4,336,000	802,000	5,138,000
Income (loss) from operations	(1,057,000)	999,000	(58,000)
Income (loss) before tax	(1,516,000)	973,000	(543,000)
Income tax expense (benefit)	$(318,000)	$202,000	$(116,000)

Total Assets	$19,311,000	$3,136,000	$22,447,000
Capital expenditures	438,000	176,000	614,000
Depreciation & Amortization	472,000	192,000	664,000
Interest expense	443,000	28,000	471,000
Engineering	346,000	1,000	347,000
Selling	1,010,000	232,000	1,242,000
General and administrative (G&A)	2,980,000	569,000	3,549,000
Corporate expense (included in G&A)	$486,000	$90,000	$576,000

1.	The consolidated total in the tables is a sum of segment figures and may not tie to actual figures in the condensed consolidated financial statements due to rounding.
2.	Includes $45,000 of Right of Use Assets acquired in the Agricultural Products Segment.
3.	Includes $97,000 of Right of Use Assets acquired in the Agricultural Products Segment.

19)	Subsequent Events

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred other than the roof loan that was signed on October 1, 2025 in Note 12 Loan and Credit Agreements that would require recognition in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “report”) and the audited consolidated financial statements and related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2024. Some of the statements in this report may be forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” “foresee," "opportunity," or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our expectations with respect to order backlog, future demand for products, expected product mix and resulting sales; (ii) our beliefs regarding the sufficiency of working capital and cash flows; (iii) our expectation that we will continue to be able to renew or obtain financing on reasonable terms when necessary as well as our continued positive relationship with our creditors and lenders; (iv) our beliefs regarding production capabilities; (v) our intentions and beliefs relating to our costs, business strategies, and future performance, including without limitation, the impact of cost cutting measures, process improvement measures and new product development; (vi) our beliefs that normalizing dealer equipment stock levels may positively impact future demand for our agricultural products (vii) our beliefs regarding our early order program providing a picture of future demand; (viii) our expected financial results, including without limitation, our expected results for the Modular Buildings and Agricultural Products segments; and (ix) our expectations concerning our primary capital and cash flow needs.

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

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of our financial statements as of August 31, 2025 remain unchanged from November 30, 2024. Disclosure of these critical accounting policies is incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2024.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales from continuing operations for the three- and nine-month period ended August 31, 2025 were $ 6,432,000, and  $17,910,000, respectively, compared to $5,876,000 and $18,329,000, respectively, during the same periods in fiscal 2024. For the three months ended August 31, 2025, we saw a sales increase of  $556,000, or 9.5%, from the same period in fiscal 2024. For the nine months ended August 31, 2025, we saw a sales decrease of  $419,000, or 2.3%, from the same period in fiscal 2024. Consolidated gross margin for the three and nine months ended August 31, 2025 was 27.5% and 29.7%, respectively, compared to 28.9%  and 27.7%, respectively, for the same periods in fiscal 2024.

Our 2025 third fiscal quarter sales in our Agricultural Products segment were $2,983,000 compared to $2,988,000 during the same period of fiscal 2024, a decrease of $5,000, or 0.2%. For the nine months ended August 31, 2025, our sales in the Agricultural Products segment were $9,956,000 compared to $11,779,000 during the same period of fiscal 2024, a decrease of $1,823,000, or 15.5%. We have experienced decreased demand for the last six fiscal quarters due to difficult agricultural market conditions highlighted by high interest rates, increasing input costs and low row crop prices. Although our inventory decreased from heightened levels in fiscal 2024, many dealers are still sitting on inventory from other equipment manufacturers, which hampers our ability to get these dealers to stock more of our equipment. We believe product availability will be key for the next two fiscal quarters to capitalize on retail opportunities and year end tax buying. Strategically, we are continuing to build inventory through our fiscal year end despite low demand in order to be responsive to farmers; needs this fall. Livestock prices, predominately cattle, continue to be at all-time highs in fiscal 2025 and have driven strong grinder mixer sales activity thus far in fiscal 2025. We expect cattle farmers to have strong earnings in 2025 and we could potentially see retail opportunities in an attempt to offset tax liability prior to the calendar year-end. The agriculture market is highly cyclical, and we believe this is the bottom of the cycle. We anticipate that conditions will start to improve in the next 9 to 15 months in our market. Our efforts in fiscal 2024 to right-size our production and administrative staff has reduced our operating expenses which is aiding in our efforts to weather the bottom of the cycle. Our fall early order program starts in October and runs through January 15th. Gross margin for our Agricultural Products segment for the three-month period ended August 31, 2025 was 18.3% compared to 27.2% for the same period in fiscal 2024, while our gross margin for the nine-month period ended August 31, 2025 was 24.4% compared to 27.8% for the same period of fiscal 2024. The sales decreases for the three- and nine- months periods ended August 31, 2025 compared to the same periods in fiscal 2024, resulted in less variable margin to cover our fixed costs comparatively while inflationary forces also negatively affected our gross margin. Steel prices began to rise in February 2025 due to tariff uncertainty and infrastructure projects that impacted domestic demand. While steel prices have dropped from their peak in April 2025, we have not seen them return to 2024 levels. We are also paying higher prices from tariff charges for imported products, which is negatively affecting our margin. We are exploring reshoring options for these items in an attempt to reduce the gross margin impact. We expect to pass on a 3-5% price increase to our customers with our fall early order program due to rising costs from our suppliers.

Our third fiscal quarter sales in our Modular Buildings segment were $3,449,000 compared to $2,888,000 for the same period in fiscal 2024, an increase of $561,000, or 19.4%. Our Modular Buildings segment sales for the nine months ended August 31, 2025 were $7,954,000 compared to $6,550,000 for the same period of fiscal 2024, an increase of $1,404,000, or 21.4%. Consistent execution on our backlog by our project managers and production team has driven sales up approximately 20% for the quarter and year to date ending August 31, 2025. We continue to grow our reputation with impactful projects in the custom research and laboratory fields in fiscal 2025. Quoting activity and custom build inquiries continue to remain strong as we cross into Q4 of fiscal 2025, despite earlier concerns about a pullback of governmental grants and funding. In Q1 of fiscal 2025, we brought on a Director of Business Development and Sales who replaced our then-serving President and Director of Sales. Our outgoing President and Director of Sales is working part time as a consultant moving forward to maintain customer relationships. With the additional sales help we are exploring new markets where our custom buildings can offer competitiveness to the marketplace including but not limited to: datacenters, wastewater treatment facilities, petroleum and mining analysis labs, chemical production and transportation offices. Gross margin in the Modular Buildings segment for the three- and nine-month period ended August 31, 2025 was 35.4% and 36.4%, respectively, compared to 30.7% and 27.5%, respectively, for the same periods in fiscal 2024. We continue to see strong margins in this segment from increased workforce proficiency and software improvements, which have improved our data analytics and ability to remain within budgeted costs.

Expenses

Consolidated selling expenses from continuing operations for the three months ended August 31, 2025 were $351,000, compared to $381,000 for the same period in fiscal 2024. For the nine months ended August 31, 2025, our consolidated selling expenses from continuing operations were $1,137,000 compared to $1,241,000 from the same period in fiscal 2024. The decrease in selling expenses is due to a reduction of employees on the sales and marketing teams in the Agricultural Products segment. Selling expenses as a percentage of sales were 6.3% for the nine months ended August 31, 2025 compared to 6.8% for nine months ended August 31, 2024.

Consolidated engineering expenses from continuing operations were $87,000 for Q3 of fiscal 2025 compared to $79,000 for the same period in fiscal 2024. For the nine months ended August 31, 2025, consolidated engineering expenses were $257,000 compared to $346,000 for the same period in fiscal 2024. The decrease in engineering expenses is related to the reduction in our engineer headcount at the beginning of fiscal 2024. We expect to add a product development manager to our team as we find the right candidate to fit our business in an attempt to bolster our product offerings. Engineering expenses as a percentage of sales were 1.4% for the nine months ended August 31, 2025, compared to 1.9% for the same period in fiscal 2024.

Consolidated administrative expenses from continuing operations for the three- and nine-month period ended August 31, 2025 were $983,000 and $3,071,000, respectively, compared to $1,087,000 and $3,550,000, respectively, for the same periods in fiscal 2024. Administrative expenses as a percentage of sales were 17.1% for the nine months ended August 31, 2025, compared to 19.4% for the same period in fiscal 2024. Administrative expenses decreased year-over-year primarily due to early retirement incentives we offered to help right-size our workforce in Q1 of fiscal 2024, which was not repeated in fiscal 2025. We also reduced administrative headcount including our Chairman of the Board stepping in to fill our Chief Executive Officer role in Q4 of fiscal 2024, which positively impacted administrative expenses in fiscal 2025 versus fiscal 2024. Cloud computing expenses related to upgrading an enterprise resource planning system in the Agricultural Products segment was fully amortized in Q2 of fiscal 2025, and has reduced our administrative expenses in fiscal 2025 and is expected to continue to do so comparatively in fiscal 2026.

Net income (loss) from continuing operations

Consolidated net income from continuing operations was $254,000 for the three-month period ended August 31, 2025, compared to net income of $2,000 for the same period in fiscal 2024. Our consolidated net income from continuing operations was $1,680,000 for the nine months ended August 31, 2025, compared to net loss of $427,000 for the same period in fiscal 2024. Our operating results are improved in both reportable segments year on year, despite the decrease in sales for our Agricultural Products segment. Cost cutting procedures enacted in fiscal 2024 in the Agricultural Products segment has stabilized our operating results while the agriculture market waits for a rebound. We remain focused on maintaining our agricultural product reputation and price competitiveness to ensure our brand endures the current slowdown. We have identified some existing product line opportunities to capitalize on in fiscal 2026 that we believe help drive up our sales even in a downtown. We believe, this segment will be poised to capitalize and provide profitability when markets do improve. Our Modular Buildings segment continues to perform with solid operating income and near record sales. We expect continued success in the Modular Buildings segment as leads continue converting to contract. Our consolidated net income from continuing operations for the nine months ended August 31, 2025 also benefited largely from the receipt of Employee Retention Credit refunds in the approximate amount of $1,154,000 including interest, net of consulting fees to prepare credit and tax study and net of tax.

Order Backlog

The consolidated order backlog net of discounts for continuing operations as of October 5, 2025 was $3,532,000 compared to $5,455,000 as of October 5, 2025, a 35.2% decrease. The order backlog in our Agricultural Products segment was $847,000 as of  October 5, 2025 compared to $708,000 in fiscal 2024, a 19.7% increase. We expect to see fall orders pick up as yearend tax buying occurs for cattle farmers who are seeing record beef prices. The backlog for the Modular Buildings segment was $2,685,000 as of October 5, 2025, compared to $4,747,000 in fiscal 2024, a 43.4% decrease. The backlog decrease is due mostly to the timing of when project contracts were signed. We expect similar results in this segment due to project opportunities we are quoting that are not under contract yet. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our primary source of funds for the nine months ended August 31, 2025 was cash generated by financing activities, mainly the use of our line of credit. Our line usage increased as we fulfilled obligations on our contracts in progress in the Modular Buildings segment; moving from a position where we were overbilled by approximately $1,715,000 at November 30, 2024 to our position at August 31, 2025, underbilled by approximately $307,000. Our line usage is also up due to increasing inventory in the Agricultural Products segment as we build stocking inventory to be responsive to end user needs. With equipment dealers not in a position to stock, we need to be able to react to retail opportunities quickly. We received a cash boost in Q2 of fiscal 2025, receiving net proceeds of approximately $1,461,000 from Employer Retention Credit refunds. Collection of accounts receivable and an increase in accounts payable drove cash in for the nine months ended August 31, 2025. We also had operating income from continuing operations of approximately $858,000 for the nine months ended August 31, 2025 with approximately $687,000 of non-cash reconciling items. We expect progress on construction products to be a major generator of cash and line of credit usage to remain steady for the remainder of fiscal 2025. We expect our primary cash needs for the remainder of the fiscal year to be inventory increases in the Agricultural Products segment and capital needs including fixing a portion of our roof and equipment that increases our production efficiency.

As of August 31, 2025, our revolving credit line had an outstanding principal balance of $2,672,437. We renewed our revolving line of credit with Bank Midwest on March 27, 2025, with a scheduled maturity date of March 30, 2026. In our most recent renewal, we dropped our principal balances from $5,500,000 to $4,000,000 and also negotiated an interest rate 75 basis points lower than our previous line of credit. Bank Midwest's credit committee has preapproved an additional $1,500,000 of principal for the 2025 renewal, consistent with the borrowing availability of our previous line of credit, in the event we need additional funding.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The persons serving as our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period subject to this report. Based on this evaluation, the persons serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of August 31, 2025. Our management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

We did not purchase any shares of our common stock during the third quarter of fiscal 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements. During the three months ended  August 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description
3.1

Conformed Certificate of Incorporation of Art’s-Way Manufacturing Co., Inc. – incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020.

3.2	Conformed Bylaws of Art’s-Way Manufacturing Co., Inc.– incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020.
10.1	Promissory Note, between Bank Midwest and Art's-Way Manufacturing Co., Inc. - filed herewith.
31.1	Certification of Chief Executive Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
31.2	Certification of Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 - furnished herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - furnished herewith.
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

ART’S-WAY MANUFACTURING CO., INC.

Date: October 14, 2025	By: /s/ Marc H. McConnell
Marc H. McConnell
President, Chief Executive Officer and Chairman

Date: October 14, 2025	By: /s/ Michael W. Woods
Michael W. Woods
Chief Financial Officer