Form 10-K
period 2025-11-30
ARTS WAY MANUFACTURING CO INC
filed 2026-02-12
CIK 7623

FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price on May 31, 2025 as reported on the Nasdaq Stock Market LLC ($1.80 per share), was approximately $4,466,317.

As of February 4, 2026 there were 5,177,084 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2026 Annual Meeting of Stockholders to be filed within 120 days of November 30, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Art’s-Way Manufacturing Co., Inc.

Index to Annual Report on Form 10-K

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (this “report”) may contain forward-looking statements that reflect future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases forward-looking statements may be identified by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue", "foresee," "project” or the negative of these terms or other similar expressions. Forward-looking statements in this report generally relate to: our business condition and results of operations; our expectations regarding our warranty costs and order backlog; our beliefs regarding the sufficiency of working capital and cash flows; our expectations regarding our continued ability to renew or obtain financing on reasonable terms when necessary as well as our continued positive relationship with our creditors and lenders; the impact of recently issued accounting pronouncements; our intentions and beliefs relating to our costs, product developments and business strategies; our expectations concerning our continued expansion into international markets; our expectations with respect to government spending and programs that may directly or indirectly be used to purchase our products; our beliefs concerning our ability to attract and maintain an adequate workforce in a competitive labor market; our expected operating and financial results; our beliefs concerning the effects of, and costs of compliance with government regulations; our expectations concerning our primary capital and cash flow needs; our beliefs regarding competitive factors and our competitive strengths; our expectations regarding our capabilities and demand for our products; our predictions regarding the impact of seasonality; our beliefs regarding the impact of the farming industry on our business; our beliefs regarding our internal controls over financial reporting; and our intentions for paying dividends. Many of these forward-looking statements are located in this report under “Item 1. BUSINESS” and “Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” but they may appear in other sections as well.

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

PART I

Item 1. BUSINESS.

General

Art’s-Way Manufacturing Co., Inc., a Delaware corporation ("Art's-Way," “we,” “us,” “our,” and the “Company”), began operations as a farm equipment manufacturer in 1956. Since that time, we have become a worldwide manufacturer of agricultural equipment and specialized modular science and agricultural buildings. Our principal manufacturing plant and corporate headquarters is located in Armstrong, Iowa.

We have organized our business into two operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies. Our Agricultural Products segment manufactures and distributes farm equipment under the Art’s-Way name. Our Modular Buildings segment manufactures modular buildings for various uses, commonly animal containment and research laboratories, through our wholly owned subsidiary, Art’s-Way Scientific, Inc., an Iowa corporation. During the third quarter of fiscal 2023, the Company ceased operations of its Tools business, which was reported in discontinued operations for the twelve months ended November 30, 2024. The remaining components of the Tools segment were disposed prior to the twelve months ended November 30, 2025. For detailed financial information relating to segment reporting, see Note 18, “Segment Information,” to our financial statements in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this report.

Corporate information about Art’s-Way can be found on our website, https://www.artsway-mfg.com/, while information on our Agriculture Products segment can be found on http://www.artsway.com/. and information about our Modular Buildings Segment can be found on https://www.artsway-scientific.com/. The information contained on our websites or available by hyperlink from our websites is not a part of this report and is not incorporated into this report or any other documents we file with, or furnish to, the Securities and Exchange Commission (the "SEC").

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Exchange Act requires us to file periodic reports, proxy statements and other information with the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at http://www.sec.gov.

Business of Our Segments

Agricultural Products

Our Agricultural Products segment, which accounted for 55.5% of our net revenue in the 2025 fiscal year and 59.9% of our net revenue in the 2024 fiscal year, is located primarily in Armstrong, Iowa. This segment manufactures a variety of specialized farm machinery under our own label, including portable and stationary animal feed processing equipment and related attachments used to mill and mix feed grains into custom animal feed rations; a line of forage equipment consisting of forage boxes, bale processors, running gear, and dump boxes; a line of manure spreaders; sugar beet harvesting equipment; and a line of dirt work equipment. We sell our labeled products through independent farm equipment dealers throughout the United States, Australia, Canada, Japan and the United Kingdom. We also provide after-market service parts that are available to keep our branded equipment operating to the satisfaction of the end user of our products.

Modular Buildings

Our Modular Buildings segment, which accounted for 44.5% of our net revenue in the 2025 fiscal year and 40.1% of our net revenue in the 2024 fiscal year, is located in Monona, Iowa. This segment produces, sells and leases modular buildings, which are custom-designed to meet the specific research needs of our customers. The buildings we commonly produce range from basic swine buildings to complex containment research laboratories. Our focus is providing research facilities for academic research institutions, government research and diagnostic centers, public health institutions and private research and pharmaceutical companies, as those are our primary market sectors. We provide services from start to finish by designing, manufacturing, delivering and installing these facilities to meet customers’ critical requirements. In addition to selling these facilities, we also offer a lease option to customers in need of temporary facilities.

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

We currently export products to five foreign countries. We have been shipping grinder mixers abroad since 2006 and have exported portable rollermills as well. We continue to strengthen these relationships and intend to develop new international markets. Our international sales accounted for 4.0% of consolidated sales during the 2025 fiscal year compared to 3.3% in the 2024 fiscal year.

Backlog. The Company’s backlog of orders varies on a daily basis. The Company’s Agricultural Products segment had a net backlog of approximately $3,224,000 as of February 2, 2026 compared to $3,486,000 on February 2, 2025. We've seen strong demand for the majority of our agriculture products for the 2025-2026 early order period compared to last fiscal year, with the exception of beet equipment. In December 2025, American Crystal Sugar announced a 44% decline in payment per ton of sugar beet crop compared to the prior year. This announcement negatively impacted early order program demand for our beet equipment, however, recent product developments on our beet equipment lead us to believe we will be able to overcome some of this negative market pressure in 2026. We expect the high price of beef will continue to fuel demand for our livestock products and are optimistic that interest rate cuts will continue to occur. The Company’s Modular Buildings segment had approximately $4,882,000 of backlog as of February 2, 2026, compared to $2,403,000 on that date in 2025. The Modular Buildings segment continues to close contracts and is expected to have a similar results in fiscal 2026 compared to fiscal 2025. The Company expects that its order backlogs will continue to fluctuate as orders are received, filled, or canceled, and, due to dealer discount arrangements it may enter into from time to time. Accordingly, these figures are not necessarily indicative of future revenue.

Recent Product Developments

In 2025, we developed a new head for our 12-row beet harvester that provides a clear view of the inner workings of the equipment. Not only does this allow a farmer to see that the harvesting components are operating as expected from the tractor cab, but it also improves serviceability, saving down time for our beet customers. This new head is designed to be backwards compatible with older harvesters, which we project will open up a new market for farmers that may not have the capital to replace their entire units, but can still get the latest technology we offer. We also spent engineering time revamping our 8-row beet head with the new clear view design. We recognized there is some demand for the 8-row units and the belief is farmers will be able to travel faster in their tractor with this unit. We also spent time developing a sack cutter for our grinders to improve a routine task for our users and are testing improvements to make our grinders unload faster. In 2026 we expect to improve upon our current product lines and increase margins through our R&D work.

Our Modular Buildings segment completed projects based on customer specifications and did not engage in specific product development during the 2025 fiscal year.

Competition

Both of our segments have competitive strengths described below. In addition to individual competitive strengths, the barrier to entry for competitors in our industries is high.

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

In addition, in order to capitalize on brand recognition for our Agricultural Products segment, we have numerous product lines produced under our own label. We also provide aftermarket service parts which are available to keep our branded and OEM-produced equipment operating to the satisfaction of the customer. We sold products to customers in the United States and five foreign countries in 2025 through a network of approximately 500 independent dealers in the United States and Canada, as well as overseas dealers in Australia, Japan and the United Kingdom.

We believe that our competitive pricing, product quality and performance, network of worldwide and domestic distributors, and strong market share for many of our products allow us to compete effectively in the agricultural products market.

Modular Buildings

We expect continued competition from our Modular Buildings segment’s existing competitors, which include conventional design/build firms, as well as competition from new entrants into the modular building market. To some extent, we believe barriers to entry in the modular building industry limit the competition we face in the industry. Barriers to entry in the market consist primarily of established customer relationships, industry knowledge, access to capital, access to a qualified labor pool, and the bidding process that accompanies many jobs in the health and education markets. Despite these barriers, manufacturers who have a skilled work force and adequate production facilities could adapt their manufacturing facilities to produce modular structures.

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

Raw Materials, Principal Suppliers, and Customers

Raw materials for our various segments are acquired from domestic and foreign sources and normally are readily available. We rely on foreign suppliers and foreign markets for materials and components for some of our products. However, these suppliers are not principal suppliers, and there are alternative sources for these materials, with the exception of our manure spreader beaters that our imported from Italy. We undertook a reshoring project in fiscal 2025 to be prepared in the event we would not have access to our manure spreader beaters due to tariff activity or in the event that tariffs made them too expensive.

We do not typically rely on sales to one customer or a small group of customers. During the 2025 fiscal year, one customer accounted for just more than 9% of consolidated net revenues.

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

Employees

As of November 30, 2025, we employed 66 employees in our Agricultural Products segment, including one on a part-time basis, and 32 employees in our Modular Buildings segment, including two on a part-time basis. These numbers do not necessarily represent peak employment during the 2025 fiscal year.

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

Item 2. PROPERTIES.

Our executive offices, as well as the primary production and warehousing facilities for our Agricultural Products segment, are located in Armstrong, Iowa. These facilities were constructed after 1965 and remain in fair condition. The facilities in Armstrong contain approximately 249,000 square feet of usable space. We have engaged in several building improvement projects during the last several years including most recently updating our office spaces and employee break room in 2021, new shop and office boilers and roofing improvements in 2022 and remodeling our production facility bathrooms in fiscal 2023. We also are in the process of a complete roof repair as of the date of this report with expected completion in fiscal 2026. In addition, we own approximately 30 acres of land west of Armstrong, on which the factory and inventory storage space is situated for our Agricultural Products segment.

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

Stockholders

We have two classes of stock, undesignated preferred stock and $0.01 par value common stock. No shares of preferred stock have been issued or are outstanding. As of January 5, 2026 we had 66 common stock stockholders of record, which number does not include stockholders who hold our common stock in street name.

Dividends

We did not pay a dividend during the 2025 or 2024 fiscal years. We expect that the payment of and the amount of any future dividends will depend on our financial condition at that time.

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Company

There were no purchases of common stock by the Company made in the fourth quarter of fiscal 2025.

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

Financial Condition

Our Agricultural Products segment saw a 13.1% decline in revenue in fiscal 2025 as commodity prices remained depressed from highs in 2023 coupled with high borrowing rates and rising input costs. Our Modular Buildings segment increased revenues by 4.0% and once again recorded strong profitability. Our consolidated revenues from continued operations decreased 6.2% year over year, and we recorded $289,000 of operating income for the fiscal year ended November 30, 2025.

We finished the year ended November 30, 2025 with approximately $1,035,000 of consolidated net income and saw our working capital increase by approximately $1,851,000, primarily driven by increased inventory levels in our Agricultural Products segment as we prepared for anticipated year-end tax-motivated purchases and potential market improvement.

We expect to have access to capital as needed throughout fiscal 2026 from the collection of receivables, sale of inventory and the completion of projects under contract in our Modular Buildings segment. On November 30, 2025, we had $747,563 available on our line of credit and $4,012,816 of collateral in excess of our borrowing. Our working capital continued to strengthen in fiscal 2025, up to approximately $8,343,000, with a current ratio of 2.30, an increase from $6,492,000 in working capital and a current ratio of 1.98 in fiscal 2024. Our banking relationship remains positive, and we expect it to only strengthen as our balance sheet continues to improve through the retirement of debt. We believe that our current cash and financing arrangements will provide sufficient cash to finance operations for the next 12 months. We expect to continue to rely on cash from financing activities to supplement our cash flows from operations in order to meet our liquidity and capital expenditure needs in the near future.

Critical Accounting Policies

Our significant accounting policies are described in Note 1, “Summary of Significant Accounting Policies,” to our financial statements in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this report. Critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results of operations and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

In certain circumstances, upon the customer’s written request, we may recognize revenue when production is complete, and the goods are ready for shipment. At the customer’s request, we will bill the customer upon completing all performance obligations, but before shipment. The customer dictates that we ship the goods per its direction from our manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that we will segregate the goods from our inventory, such that they are not available to fill other orders. This agreement also specifies that the customer is required to purchase all goods manufactured under this agreement. Title of the goods will pass to the customer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the customer, and the customer agrees to maintain insurance on the manufactured items that have not yet been shipped. We have operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both the customers and us. The credit terms on this agreement are consistent with the credit terms on other sales. All risks of loss are shouldered by the customer, and there are no exceptions to the customer’s commitment to accept and pay for these manufactured goods. There were no revenues recognized when goods were ready for shipment in fiscal 2025 compared to $1,073,000 in fiscal 2024.

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

Our return policy allows for new and saleable parts to be returned, subject to inspection and a restocking charge, which is included in net sales. Whole goods are not returnable. Shipping costs charged to customers are included in net sales. Freight costs incurred are included in cost of goods sold. Customer deposits consist of advance payments from customers, in the form of cash, for revenue to be recognized in the following year.

For information on product warranty as it applies to ASC 606, refer to Note 9, “Product Warranty,” contained in our financial statements in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this report.

Results of Operations

Fiscal Year Ended November 30, 2025 Compared to Fiscal Year Ended November 30, 2024

Our consolidated net sales from continuing operations totaled $22,975,000 for the 2025 fiscal year, which represents a 6.2% decrease from our consolidated net sales of $24,499,000 for the 2024 fiscal year. Revenue increased in our Modular Buildings segment while our Agricultural Products segment continued to experience difficult market conditions in fiscal 2025. Our consolidated gross profit as a percentage of net sales decreased to 27.3% in the 2025 fiscal year compared to 29.8% of net sales in the 2024 fiscal year. Our consolidated operating expenses from continuing operations decreased by 12.7%, from $6,849,000 in the 2024 fiscal year to $5,977,000 in the 2025 fiscal year. The majority of our corporate general and administrative expenses are borne by our Agricultural Products segment, including costs associated with being a public company. The Agricultural Products segment represented $4,439,000 of our total consolidated operating expenses, while our Modular Buildings segment represented $1,539,000.

Our consolidated operating income for the 2025 fiscal year was $289,000, a 37% decrease from consolidated operating income of $461,000 for the 2024 fiscal year. Our Agricultural Products segment had an operating loss of $1,462,000, and our Modular Buildings segment had operating income of $1,751,000.

Consolidated net income for the 2025 fiscal year was $1,035,000 compared to consolidated net income of $307,000 in the 2024 fiscal year.

Our effective tax rate for the 2025 and 2024 fiscal years was 28.0% and 30.3%, respectively.

Agricultural Products. Our Agricultural Products segment’s net sales for the 2025 fiscal year were $12,749,000 compared to $14,663,000 during the 2024 fiscal year, a decrease of $1,914,000, or 13.1%. Commodity prices in the agricultural market, particularly on row crops, which dropped below five-year averages in fiscal 2024, continued to be weak in fiscal 2025. This led to a second straight fiscal year of decreased demand. Our cattle customers benefited from record beef prices in fiscal 2025, which helped offset some of the decreased demand. We believe our experience in fiscal 2025 was similar to many others in our industry. Our agriculture business is highly cyclical, and with forecasts of continued interest rate relief for farmers, as well as continued increases in commodity prices and easing of rising input costs, we believe things could begin to improve in fiscal 2026.

Gross profit percentage in the Agricultural Products segment for the 2025 fiscal year was 23.4% compared to 28.3% for the 2024 fiscal year. The gross profit decline in fiscal 2025 was due to decreased sales and the lack of availability of margin to cover fixed costs from the decrease, coupled with other inflationary pressures. For example, the price of steel was up 26% from 2024 fiscal year end to the end of fiscal 2025, which had a major impact on gross profit. We also saw rising insurance costs, utility costs and supply costs. Additionally, we incurred tariffs on imported products that were not present in fiscal 2024. We expect demand for steel to continue to be strong in fiscal 2026, which likely means that steel prices will remain elevated until supply increases. We anticipate that recent declines in oil price could help slow fiscal 2026 price increases.

Our Agricultural Products segment’s operating expenses for the 2025 fiscal year were $4,439,000 compared to $5,665,000 for the 2024 fiscal year, a decrease of $1,226,000, or 21.6%. Our selling expenses accounted for approximately $450,000 of the operating expense decrease. Our director of sales pursued a new opportunity at the end of fiscal 2024 and we did not replace him. We also had an inside salesperson depart at the same time, which further decreased salaries and travel costs in selling expense. To fill the gaps left by these employees, we promoted an inside salesman and the CEO, CFO and VP of Operations stepped in to absorb day-to-day sales responsibilities. We also utilized some existing territory representatives to help better service our customers after the departures. Our general and administrative expenses decreased approximately $689,000 from fiscal 2024 partially due to our CEO stepping down in October of 2024 and other personnel layoffs. Our chairman of the board stepped in to fill the CEO role in October of 2024 and has been serving in this role since. We expect our current CEO to remain in the role for the foreseeable future. We believe this will avoid extra administrative expenses, which is advantageous in today's market conditions. In fiscal 2024, we paid out approximately $201,000 in early retirement benefits to employees in order to drop our headcount to align with our lessened demand. This impacted our general and administrative expense in 2024; it was not repeated in 2025. Our engineering expenses decreased approximately $87,000 from fiscal 2024 due to a reduction in headcount in our engineering department. We expect the engineering headcount reduction to be temporary, as we recognize the strategic value in new product development and continued product improvement. We focused our engineering effort in fiscal 2025 on new product development and successfully used other resources to take non-value added inquiries off our engineering team. Total loss from operations for our Agricultural Products segment during the 2025 fiscal year was $1,462,000 compared to operating loss of $1,510,000 for the 2024 fiscal year. Despite the 13.1% decrease in revenue, we improved our results. We also benefited from an employee retention credit refund of approximately $1,235,000 that brought our net loss to $341,000 for this segment.

Modular Buildings. Our Modular Buildings segment’s net sales for the 2025 fiscal year were $10,226,000 compared to $9,836,000 for the 2024 fiscal year, an increase of $390,000, or 4.0%. We benefited from strong livestock prices in this segment, which increased our agricultural building sales by approximately $1,355,000. We continued to see strong demand on the research side and expect continued success in fiscal 2026. Our reputation as an industry leader in the research modular building industry is gaining traction, which has garnered the attention of repeat customers. Most notably, we have buildings that are being used by companies which are renowned for being leaders in xenotransplantation and cancer research. Our Modular Building segment's gross profit percentage for the 2025 fiscal year was 32.2% compared to 32.1% during the 2024 fiscal year. Our operations team has built a strong core that is consistently hitting and outperforming budgets and while maintaining a strong standard of quality. Effective leadership in this division has successfully retained quality employees that are performing at a high-level. Operating expenses for the 2025 fiscal year were $1,539,000 compared to $1,184,000 for the 2024 fiscal year, an increase of $355,000, or 30.0%. We paid approximately $74,000 more in commission expense in fiscal 2025 due to the large increase in agricultural building sales. We also experienced an increase in sales salaries with our new business development manager assuming sales responsibilities in tandem with our long-time primary sales leader, President Dan Palmer, who will remain with the Company in a part-time capacity through the second quarter of fiscal 2026 and possibly beyond. Total income from operations from our Modular Buildings segment during the 2025 fiscal year was $1,751,000, a decrease from $1,971,000 in the 2024 fiscal year. This segment benefited from an employee retention credit refund of approximately $226,000 and recorded net income of $1,376,000.

Discontinued Operations. On June 7, 2023 we announced we would be discontinuing our Tools segment with the last day of normal operations occurring on July 14, 2023. Just over a year later, on October 21, 2024, we completed the sale of the remaining real estate associated with our Tools segment for $1,800,000. The assets and liabilities of this segment were gone prior to November 30, 2025 and will no longer report discontinued operations in our current year financials moving forward. Our discontinued operations generated approximately $1,271,000 from operating, investing and financing activities mainly related to closing activities and the sale of real estate in fiscal 2024. Our Tools segment reported no activity for the twelve months ended November 30, 2025 compared to net income of $402,000 in the same period of fiscal 2024.

Trends and Uncertainties

We are subject to a number of trends and uncertainties that may affect our short-term or long-term liquidity, sales revenues, and operations. Similar to other farm equipment manufacturers, we are affected by items unique to the farm industry, including fluctuations in net farm income resulting from changes in commodity prices, crop damage caused by weather and insects, government farm programs, interest rate fluctuations, rising input costs and other unpredictable variables. Other uncertainties include our customers and the decisions they make regarding their current supply chain structure, inventory levels, and overall business conditions. Management believes that our business is dependent on the farming industry for the bulk of our sales revenues. As such, our business tends to reap the benefits of increases in net farm income, as farmers tend to purchase equipment in lucrative times and forgo purchases in less profitable years. Direct government payments over the past few years and costs of agricultural production are increasing; further increases in the value of production will benefit our business, while any future decreases in the value of production will decrease net farm income and may negatively affect our financial results.

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

Our modular building sales are somewhat seasonal, and we believe that this is due to the budgeting and funding cycles of the universities that commonly purchase our modular buildings. We believe that this cycle can be offset by building backlogs of inventory, by increasing sales to other public and private entities and by creating repeatable business opportunities.

Liquidity and Capital Resources

Our main source of funds during the 2025 fiscal year was cash generated by financing activities, which primarily consisted of approximately $1,324,000 we drew on our line of credit. While we had strong net income for the year, we consumed cash in our operating activities mainly by inventory increases in our Agricultural Products segment and by fulfillment of contract work in our Modular Buildings segment. We were strongly over billed at the end of fiscal 2024 on contracts in our Modular Buildings segment, which generated cash flow for some larger projects. Our consolidated inventory consumed $1,437,000 of cash in fiscal 2025, while our whole good inventory in our Agricultural Products segment was up approximately $1,778,000 at November 30, 2025. We continued to build inventory despite slow demand in anticipation of improving agricultural markets in this segment. It has been rare in our history that we have had readily available products on hand, so our goal is to make sure that when a farmer is ready to buy, our equipment lead times will be minimal, as we identified that as a key factor for funding operations in slower economic times. We expect to utilize favorable billing schedules in our Modular Buildings segment in fiscal 2026 to help fund operations moving forward along with similar operating results based on strong early backlog numbers. We also expect inventory reductions in our Agricultural Products segment to provide cash in fiscal 2026 as we begin to turn the whole good inventory we have built up in the fourth quarter of fiscal 2025. If our backlog does not strengthen through the first quarter of fiscal 2026, we plan to utilize the Iowa Workforce Development Voluntary Workshare program to conserve cash on wages. We have seen a small uptick in demand at the start of the first quarter of 2026 in our Agricultural Products segment compared to the first quarter of fiscal 2025, which gives us some optimism that this agricultural cycle is trending upwards. We expect our primary capital needs for fiscal 2026 to be operating expenses and continued retirement of debt. We do not expect our operating expenses to vary significantly from fiscal 2025 unless orders slow down significantly in our Agricultural Products segment. We expect to use available cash or financing in fiscal 2026 to acquire equipment that we identify as improving efficiency in our manufacturing process.

We have a Bank Midwest credit facility consisting of a $4,000,000 revolving line of credit, pursuant to which we had borrowed $3,252,437, with $747,563 remaining, as of November 30, 2025, and two term loans, which had outstanding principal balances of $1,666,762 and $ 514,406 as of November 30, 2025. The revolving line of credit is being used for working capital purposes. We also have two Economic Injury Disaster Loans provided by the U.S. Small Business Administration with an aggregate principal balance of $309,261 as of November 30, 2025.

Our loans require us to comply with various covenants, including maintaining certain financial ratios and obtaining prior written consent from Bank Midwest for any investment in, acquisition of, or guaranty relating to another business or entity. We were in compliance with the covenants in place under the Bank Midwest credit facility and term loans as of November 30, 2025.

For additional information about our financing activities, please refer to Note 10 “Loan and Credit Agreements” to our financial statements in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this report.

The following table represents our working capital and current ratio as of the end of the past two fiscal years:

	November 30, 2025	November 30, 2024
Current Assets	$14,781,537	$13,124,309
Current Liabilities	6,438,038	6,632,493
Working Capital	$8,343,499	$6,491,816

Current Ratio	2.30	1.98

We believe that our current cash and financing arrangements will provide sufficient cash to finance operations for the next 12 months. We expect to continue to rely on cash from financing activities to supplement our cash flows from operations in order to meet our liquidity and capital expenditure needs in the near future. We expect to continue to be able to procure financing upon reasonable terms as necessary.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Art's-Way Manufacturing Co., Inc.

Armstrong, Iowa

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Art's-Way Manufacturing Co., Inc. and Subsidiaries (the “Company”) as of November 30, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Inventories

As discussed in Note 4 to the Company’s financial statements, the gross inventories balance was $14,100,899, and the balance net of reserves was $11,708,242 as of November 30, 2025. The Company values its inventories at the lower of cost or net realizable value, with cost being determined using the standard costing method, which approximates the first-in, first-out costing method. The Company adjusts the value of inventory for slow-moving and obsolete inventory based on expected future usage of raw materials and finished goods.

We identified the valuation of inventories as a critical audit matter. The principal considerations for our determination of the valuation of inventories as a critical audit matter are the significant assumptions and complex judgments by management when determining the future salability of the inventory and its net realizable value. These assumptions and judgments include the assessment of the net realizable value by inventory category considering retention periods, future usage, and market demand for products, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s methods, calculations, and assumptions.

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

Denver, Colorado

February 12, 2026

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Balance Sheets

	November 30, 2025	November 30, 2024
Assets
Current assets:
Cash	$4,849	$1,860
Accounts receivable-customers, net of allowance for expected credit losses of $60,601 and $108,636 in 2025 and 2024, respectively	2,201,879	2,372,876
Inventories, net	11,708,242	10,327,913
Cost and profit in excess of billings	379,547	213,195
Other current assets	487,020	208,465
Total current assets	14,781,537	13,124,309
Property, plant, and equipment, net	5,082,406	5,150,870
Assets held for lease, net	144,618	89,033
Deferred income taxes, net	2,060,934	2,440,297
Other assets	408,060	436,175
Total assets	$22,477,555	$21,240,684
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$902,326	$944,448
Customer deposits	88,920	180,597
Billings in excess of cost and profit	430,712	1,929,151
Income taxes payable	15,000	5,500
Accrued expenses	1,327,569	1,303,718
Line of credit	3,252,437	1,928,437
Current portion of finance lease liabilities	255,748	220,908
Current portion of long-term debt	165,326	119,734
Total current liabilities	6,438,038	6,632,493
Long-term liabilities
Long-term portion of operating lease liabilities	-	4,700
Long-term portion of finance lease liabilities	408,154	534,436
Long-term debt, excluding current portion	2,325,103	1,975,232
Total liabilities	9,171,295	9,146,861
Commitments and Contingencies (Notes 8, 9, 10 and 17)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares in 2025 and 2024; issued and outstanding 0 shares in 2025 and 2024.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares in 2025 and 2024; issued 5,225,423 in 2025 and 5,149,173 in 2024	52,254	51,492
Additional paid-in capital	5,199,167	5,020,849
Retained earnings	8,363,527	7,328,628
Treasury stock, at cost (113,589 shares in 2025 and 112,714 shares in 2024)	(308,688)	(307,146)
Total stockholders’ equity	13,306,260	12,093,823
Total liabilities and stockholders’ equity	$22,477,555	$21,240,684

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Statements of Operations

	Years Ended
	November 30, 2025	November 30, 2024
Sales	$22,975,408	$24,499,371
Cost of goods sold	16,708,707	17,189,506
Gross profit	6,266,701	7,309,865
Expenses:
Engineering	343,964	432,587
Selling	1,439,529	1,635,166
General and administrative	4,193,753	4,781,415
Total expenses	5,977,246	6,849,168
Income from operations	289,455	460,697
Other income (expense):
Interest expense	(366,683)	(599,396)
Other	1,514,305	3,208
Total other income (expense)	1,147,622	(596,188)
Income (loss) from continuing operations before income taxes	1,437,077	(135,491)
Income tax expense (benefit)	402,178	(41,025)
Income (loss) from continuing operations	1,034,899	(94,466)
Discontinued Operations
Income from discontinued operations before income taxes	-	517,171
Income tax benefit	-	115,330
Income from discontinued operations	-	401,841
Net Income	$1,034,899	$307,375

Net income (loss) per share - Basic:
Continuing Operations	$0.20	$(0.02)
Discontinued Operations	-	0.08
Net income per share	$0.20	$0.06

Net income (loss) per share - Diluted:
Continuing Operations	$0.20	$(0.02)
Discontinued Operations	-	0.08
Net income per share	$0.20	$0.06

Weighted average outstanding shares used to compute basic net income per share	5,091,827	5,052,167
Weighted average outstanding shares used to compute diluted net income per share	5,091,827	5,052,167

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Statements of Stockholders' Equity

Years Ended November 30, 2025 and 2024

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2023	5,106,922	$51,069	$4,838,425	$7,021,253	94,256	$(269,492)	$11,641,255
Stock based compensation	42,251	423	182,424		18,458	(37,654)	145,193
Net Income	-	-	-	307,375	-	-	307,375
Balance, November 30, 2024	5,149,173	51,492	5,020,849	7,328,628	112,714	(307,146)	12,093,823
Stock based compensation	76,250	762	178,318		875	(1,542)	177,538
Net Income	-	-	-	1,034,899	-	-	1,034,899
Balance, November 30, 2025	5,225,423	$52,254	$5,199,167	$8,363,527	113,589	$(308,688)	$13,306,260

See accompanying Report of Independent Registered Public Accounting Firm and notes to consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Consolidated Statements of Cash Flows

	Twelve Months Ended
	November 30, 2025	November 30, 2024
Cash flows from operations:
Net income (loss) from continuing operations	$1,034,899	$(94,466)
Net income from discontinued operations	-	401,841
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	179,080	182,847
Increase in obsolete inventory reserves	56,790	152,902
Gain on disposal of property, plant, and equipment	(45,544)	(5,300)
Depreciation and amortization expense	792,112	868,004
Amortization of cloud computing implementation costs	60,909	121,819
Increase (decrease) in allowance for expected credit losses - accounts receivable	(48,035)	76,499
Deferred income taxes	379,363	62,916
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	219,032	982,841
Inventories	(1,437,119)	550,547
Other assets	(339,464)	(33,644)
Increase (decrease) in:
Accounts payable	(42,122)	(1,312,054)
Contracts in progress, net	(1,664,791)	1,653,949
Customer deposits	(91,677)	(235,447)
Income taxes payable	9,500	500
Accrued expenses	32,924	(95,934)
Net cash provided by (used in) operating activities - continuing operations	(904,143)	2,875,979
Net cash used in operating activities - discontinued operations	-	(249,279)
Net cash provided by (used in) operating activities	(904,143)	2,626,700
Cash flows from investing activities:
Purchases of property, plant, and equipment	(627,615)	(724,679)
Net proceeds from sale of assets	47,138	5,300
Net cash used in investing activities - continuing operations	(580,477)	(719,379)
Net cash provided by investing activities - discontinued operations	-	1,680,453
Net cash provided by (used in) investing activities	(580,477)	961,074
Cash flows from financing activities:
Net change in line of credit	1,324,000	(2,485,083)
Principal payments on finance lease obligations	(230,312)	(262,503)
Proceeds from term debt	516,971	-
Repayment of term debt	(121,508)	(644,089)
Repurchases of common stock	(1,542)	(37,654)
Net cash provided by (used in) financing activities - continuing operations	1,487,609	(3,429,329)
Net cash used in financing activities - discontinued operations	-	(160,599)
Net cash provided by (used in) financing activities	1,487,609	(3,589,928)
Net increase (decrease) in cash	2,989	(2,154)
Cash at beginning of period	1,860	4,014
Cash at end of period	$4,849	$1,860

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$338,112	$601,680
Income taxes	13,371	6,309

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use (ROU) assets acquired (included in other assets)	$138,870	$38,912

Amortization of operating lease ROU assets (included in other assets)	$13,774	$8,653

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

During the third quarter of fiscal 2023, the Company ceased operations of its Tools business, Ohio Metal Working Products/Art's-Way, Inc., which in previous periods was reported in the consolidated financial statements as the Company's third operating segment. The assets of the Tools segment were disposed of in the fourth quarter of fiscal 2024. This segment will no longer have activity reported beginning in the first quarter of fiscal 2026.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of Art’s-Way Manufacturing Co., Inc. and its wholly owned subsidiaries for the 2025 fiscal year, which includes Art’s-Way Scientific, Inc. and Ohio Metal Working Products/Art’s-Way, Inc., which is presented separately as a discontinued operation for all periods presented. All inter-company accounts and transactions are eliminated in consolidation.

(c)	Cash Concentration

The Company maintains several different accounts at one bank, and balances in these accounts could periodically exceed the federally insured limits. However, management believes the risk of loss to be low.

(d)	Customer Concentration

During the 2025 fiscal year, the Company had no customers accounting for more than 10% of consolidated revenues, with the largest customer accounting for approximately 9% of consolidated revenues, while in the 2024 fiscal year, one customer accounted for approximately 17% and another 15% of consolidated revenues from continuing operations.

(e)	Allowance for Credit Losses

Since the beginning of the 2024 fiscal year, the Company has been using aging categories to estimate expected credit losses on trade receivables. The Company considers the following in its analysis: historical loss experience, forward-looking macroeconomic factors, company credit risk including previous delinquencies, disputed amounts, and the intent and ability to pay. The Company's typical credit terms are Net 30, however, it does offer terms up to 360 days on floor plan units. The Company would consider trade receivables greater than 30 days past due, but is not required to disclose past due receivables with an original term less than one year. The Company performs additional analysis monthly on amounts over 90 days past due to determine collectability. The Company has assigned expected credit loss percentages based on where the asset falls in the aging schedule. The Company's actual credit losses have been low compared to historical allowance estimates. The Company has considered the current interest rate environment and the recent decline in the agricultural commodity market and believes its method of estimating a higher than historical loss percentage to be an adequate estimate of actual expected losses. The Company believes we are still in a period of increased credit risk over the next year or so until interest rates drop further and net farm income strengthens.

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

The Company offers floorplan terms in its Agricultural Products segment during its fall early order program to incentivize customers to stock farm equipment on their lots during the fiscal year. Floorplan terms allow customers to pay the Company at the earliest of retail date or 360 days. The Company had approximately $412,000 in accounts receivable at November 30, 2025 that was part of its floorplan program with a due date greater than 30 days from the fiscal year end compared to $1,073,000 for the year ended November 30, 2024.

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

The components of operating leases on the Consolidated Balance Sheets at November 30, 2025 and November 30, 2024 were as follows:

November 30, 2024
Operating lease right-of-use assets (other assets)	$13,774

Current portion of operating lease liabilities (accrued expenses)	$9,074
Long-term portion of operating lease liabilities	4,700
Total operating lease liabilities	$13,774

The Company's continuing operations recorded $7,006 of operating lease expense in the year ended November 30, 2025 compared to $10,199 in the same period of fiscal 2024, including variable costs tied to usage. There were no future maturities of operating lease liabilities as of November 30, 2025.

The components of finance leases on the Consolidated Balance Sheets on November 30, 2025 and November 30, 2024 were as follows:

	November 30, 2025	November 30, 2024
Finance lease right-of-use assets (net of amortization in other assets)	$368,720	$377,753
	$368,720	$377,753

Current portion of finance lease liabilities	$255,748	$220,908
Long-term portion of finance lease liabilities	408,154	534,436
Total finance lease liabilities	$663,902	$755,344

The Company received grant funds from the Iowa Economic Development’s Manufacturing 4.0 program in prior years for the purchase of assets. These funds have reduced the right-of-use asset account for the proceeds and will reduce amortization over the life of the asset.

Future maturities of finance lease liabilities as of November 30, 2025 are as follows:

Year Ending November 30,
2026	$287,668
2027	254,746
2028	123,188
2029	38,818
2030	19,396
Total lease payments	723,816
Less imputed interest	(59,914)
Total finance lease liabilities	$663,902

The weighted average lease term of the Company’s finance leases are 30 months while the weighted average rate of finance leases is 6.0%. The Company's continuing operations incurred $147,119 of amortization expense from ROU assets related to finance leases in fiscal 2025 compared to $171,830 in fiscal 2024.

Lessor. The Company's lessor arrangements primarily include contracts for temporary building rentals or permanent building financing for our Modular Buildings segment. The Company also has manure spreaders that it has been renting out locally to spread product awareness. The Company classifies its leases at inception as operating, direct financing or sales-type leases. A lease is classified as a sales-type lease if at least one of the following criteria is met: (1) the lease transfers ownership of the underlying asset to the lessee, (2) the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) the lease term is for a major part of the remaining economic life of the underlying asset, (4) the present value of the sum of the lease payments equals or exceeds substantially all of the fair value of the underlying assets, or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Furthermore, when none of the above criteria is met, a lease is classified as a direct financing lease if both of the following criteria are met: (1) the present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds the fair value of the underlying asset and (2) it is probable that the lessor will collect the lease payments plus any amount necessary to satisfy a residual value guarantee. A lease is classified as an operating lease if it does not qualify as a sales-type or direct financing lease. Currently, the Company classifies all of its lessor arrangements as operating leases.

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

The Company classifies interest and penalties to be paid on an underpayment of taxes as income tax expense. The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years ended before November 30, 2022.

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

In certain circumstances, upon the customer’s written request, the Company may recognize revenue when production is complete, and the goods are ready for shipment. At the customer’s request, the Company will bill the customer upon completing all performance obligations, but before shipment. The customer dictates that the Company ship the goods per the customer’s direction from the Company’s manufacturing facility, as is customary with this type of agreement, in order to minimize shipping costs. The written agreement with the customer specifies that the goods will be delivered on a schedule to be determined by the customer, with a final specified delivery date, and that the Company will segregate the goods from its inventory, such that they are not available to fill other orders. This agreement also specifies that the customer is required to purchase all goods manufactured under this agreement. Title of the goods will pass to the customer when the goods are complete and ready for shipment, per the customer agreement. At the transfer of title, all risks of ownership have passed to the customer, and the customer agrees to maintain insurance on the manufactured items that have not yet been shipped. The Company has operated using bill and hold agreements with certain customers for many years, with consistent satisfactory results for both the customer and the Company. The credit terms on these agreements are consistent with the credit terms on all other sales. All risks of loss are shouldered by the customer, and there are no exceptions to the customer’s commitment to accept and pay for these manufactured goods. There were no revenues recognized at the completion of production in the 2025 fiscal year compared to approximately $1,073,000 in the 2024 fiscal year.

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

	Twelve Months Ended November 30, 2025
	Agricultural	Modular Buildings
Farm equipment	$9,173,000	$-
Farm equipment service parts	3,279,000	-
Modular buildings	-	10,033,000
Modular building lease income	-	75,000
Other	297,000	118,000
	$12,749,000	$10,226,000

	Twelve Months Ended November 30, 2024
	Agricultural	Modular Buildings
Farm equipment	$10,720,000	$-
Farm equipment service parts	3,631,000	-
Modular buildings	-	9,386,000
Modular building lease income	-	203,000
Other	312,000	247,000
	$14,663,000	$9,836,000

The Company recast disaggregation of revenue numbers of the agricultural products segment for the twelve months ending November 30, 2024 due to item level changes that affected the comparability of fiscal 2025 and fiscal 2024 numbers.

The Company began offering floorplan terms in its Agricultural Products segment during its Fall 2021 early order program to incentivize customers to stock farm equipment on their lots during the 2022 fiscal year and continued to offer this program for fiscal 2025. Floorplan terms allow customers to pay the Company at the earliest of retail date or 360 days. This program has an effect on the timing of the Company’s fiscal 2025 cash flows compared with historical cash flows.

(l)	Contract Receivables, Contract Assets and Contract Liabilities

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers included on the Consolidated Balance Sheets.

	November 30, 2025	November 30, 2024
Receivables	$2,202,000	$2,373,000
Assets	380,000	213,000
Liabilities	$520,000	$2,110,000

The amount of revenue recognized in fiscal year 2025 that was included in a contract liability on  November 30, 2024 was approximately $380,000 compared to $692,000 for the prior year. The beginning balance of contract receivables, assets and liabilities at December 1, 2023 were $3,432,000; $289,000 and $767,000, respectively. The change in contract receivables reflected above results from contract billings for all three segments as performance obligations are met. The decrease in contract assets on November 30, 2025 is due to progress on construction contracts and the reduction of construction costs in excess of billings in the Modular Buildings segment. Contract liabilities include customer deposits and billings in excess of cost and profit on the consolidated balance sheets. Contract receivables decreased during fiscal 2024 as extended term receivables from 2024 were collected. Contract liabilities decreased due to scheduled project billing in the Modular Buildings segment to maintain positive cash flow.

The Company will utilize the practical expedient exception for these contracts and will report only on performance obligations greater than one year. As of November 30, 2025, and November 30, 2024, the Company has no performance obligations with an original expected duration greater than one year.

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

The Company moved to an updated cloud-based version of its QAD enterprise resource planning system in the third fiscal quarter of 2023. Since the software is a cloud computing arrangement, the Company accounts for the software as a service contract while the costs related to implementation still fall under ASC 350-40 for internal use software and are capitalized. Because the agreement is considered a service contract, the implementation costs are amortized over the original service contract period and any automatic renewal period and are included in operating costs with the service contract. The Company had no capitalized costs in other current assets on  November 30, 2025 to be amortized as operating expense compared to $61,000 on  November 30, 2024. The Company amortized approximately $61,000 of implementation costs in the twelve months ended November 30, 2025 compared to $122,000 in the twelve months ended November 30, 2024.

(n)	Research and Development

Research and development costs are expensed when incurred. Such costs approximated $228,000 and $216,000 for the 2025 and 2024 fiscal years, respectively. Research and development costs are included in engineering expenses on the Consolidated Statements of Operations.

(o)	Advertising

Advertising costs are expensed when incurred. Such costs approximated $97,000 and $153,000 for the 2025 and 2024 fiscal years, respectively. Advertising costs are included in selling expenses on the Consolidated Statements of Operations.

(p)	Net Income Per Share of Common Stock

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

Basic and diluted net income per common share have been computed based on the following as of November 30, 2025 and 2024:

	For the Twelve Months Ended
	November 30, 2025	November 30, 2024
Numerator for basic and diluted net income per share:

Net income (loss) from continuing operations	$1,034,899	$(94,466)
Net income (loss) from discontinued operations	-	401,841
Net Income	$1,034,899	$307,375

Denominator:
For basic net income per share - weighted average common shares outstanding	5,091,827	5,052,167
Effect of dilutive stock options	-	-
For diluted net income per share - weighted average common shares outstanding	5,091,827	5,052,167

Net income (loss) per share - Basic:
Continuing Operations	$0.20	$(0.02)
Discontinued Operations	-	0.08
Net income per share	$0.20	$0.06

Net income (loss) per share - Diluted:
Continuing Operations	$0.20	$(0.02)
Discontinued Operations	-	0.08
Net income per share	$0.20	$0.06

(q)	Stock-Based Compensation

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

(s)	Employee Retention Credit

The Company qualified for federal government assistance through Employee Retention Credit ("ERC") provisions of the Consolidated Appropriations Act of 2021. The purpose of the Employee Retention Credit was to encourage employers to keep employees on the payroll, even if they were not working during the covered period because of the coronavirus outbreak. The Company filed amended tax returns with the Internal Revenue Service ("IRS") in  October of 2023 in the amount of $1,620,103; of which $798,836 was related to the second quarter of 2021 and $821,267 was related to the third quarter of 2021. Because of the IRS moratorium in place on ERC refunds while filing, the Company did not record a receivable at the time of filing. The Company recorded the $1,620,103 of ERC refund in other income on the consolidated statement of operations and also incurred $405,026 of consulting fees for preparation of the credits and a tax study, which was recorded in other expense on the consolidated statement of operations. The Company also received $246,108 of interest income on the credits that was recorded in other income on the consolidated statement of operations.

A summary of the amounts recorded on each operating segment related to the ERC refunds during the twelve months ended  November 30, 2025 is as follows:

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

(t)	Recently Issued Accounting Pronouncements

Recently Adopted Pronouncements

In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures.” ASU 2023-07 adds enhanced disclosures about significant segment expenses, clarifies circumstances in which an entity can disclose multiple segment measures of profit and loss and provides new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company has adopted ASU 2023-07 in Q1 of fiscal 2025. The application of ASU 2023-07 did not have a significant impact on segment disclosures. The Company recast periods presented prior to the twelve months ended  November 30, 2025.

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

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company does not expect that the updated standard will have a material impact on its financial statement disclosures.

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

The were no components of discontinued operations in the accompanying Consolidated Balance Sheets.

The components of discontinued operations in the accompanying Consolidated Statement of Operations are as follows:

Tools
Twelve Months Ended
November 30, 2024
Sales	$-
Cost of goods sold	108,618
Gross profit (loss)	(108,618)
Expenses:
Engineering	-
Selling	253
General and administrative	9,012
Total expenses	9,265
Loss from operations	(117,884)
Other income (expense):
Interest expense	(49,188)
Gain (loss) on disposal of real estate	683,685
Other	558
Total other income (expense)	635,055
Income (loss) before income taxes	517,171
Income tax expense (benefit)	115,330
Net income (loss)	$401,841

The reportable segment information of discontinued operations is as follows:

Tools
Twelve Months Ended
November 30, 2024
Revenue from external customers	$-
Gross Profit	(109,000)
Operating Expense (Income)	9,000
Income (loss) from operations	(118,000)
Income (loss) before tax	517,000
Total Assets	-
Capital expenditures	-
Depreciation & Amortization	$27,000

(3)	Accounts Receivable

Accounts receivable are shown net of allowances for expected credit losses. Expected losses are recorded in administrative expense at the time of receivable recognition.

A summary of the Company’s activity in the allowance for expected credit losses is as follows:

	Twelve Months Ended	Twelve Months Ended (Continuing operations)
	November 30, 2025	November 30, 2024
Balance, beginning	$108,636	$32,137
Provision (expected recovery) charged to expense	(49,632)	67,170
Less amounts (charged-off) recovered	1,597	9,329
Balance, ending	$60,601	$108,636

(4)	Inventories

Major classes of inventory are:

	November 30, 2025	November 30, 2024
Raw materials	$8,272,500	$7,882,271
Work in process	387,332	160,209
Finished goods	5,441,067	3,942,435
Total Gross Inventory	$14,100,899	$11,984,915
Less: Reserves	(2,392,657)	(1,657,002)
Net Inventory	$11,708,242	$10,327,913

(5)	Contracts in Progress

Amounts included in the consolidated financial statements related to uncompleted contracts are as follows:

	Cost and Profit in	Billings in Excess of
	Excess of Billings	Costs and Profit
November 30, 2025
Costs	$2,028,028	$5,384,489
Estimated earnings	667,333	2,945,893
	2,695,361	8,330,382
Less: amounts billed	(2,315,814)	(8,761,094)
	$379,547	$(430,712)

November 30, 2024
Costs	$594,420	$5,561,121
Estimated earnings	208,112	2,688,242
	802,532	8,249,363
Less: amounts billed	(589,337)	(10,178,514)
	$213,195	$(1,929,151)

The amounts billed on long-term contracts are due 30 days from invoice date. All amounts billed are expected to be collected within the next 12 months. Retainage included in accounts receivable was $94,777 and $0 as of November 30, 2025 and 2024, respectively.

(6)	Property, Plant, and Equipment

Major classes of property, plant, and equipment are:

	November 30, 2025	November 30, 2024
Land	$70,503	$70,503
Buildings and improvements	7,485,062	7,419,101
Construction in Progress	103,439	86,284
Manufacturing machinery and equipment	10,996,830	10,821,463
Trucks and automobiles	590,480	569,852
Furniture and fixtures	160,567	115,059
	19,406,881	19,082,262
Less accumulated depreciation	(14,324,475)	(13,931,392)
Property, plant and equipment	$5,082,406	$5,150,870

Depreciation and amortization expense for continuing operations totaled $792,112 and $868,004 for the 2025 and 2024 fiscal years, respectively. These totals include amortization of right-of-use assets on finance leases as discussed in Note 1, “Summary of Significant Accounting Policies” section (h) “Leases” above.

(7)	Assets Held for Lease

Major components of assets held for lease are:

	November 30, 2025	November 30, 2024
Modular Buildings	$80,605	$89,033
Agricultural products equipment	64,013	-
Total assets held for lease	$144,618	$89,033

The Company’s Modular Buildings segment enters into leasing arrangements with customers from time to time. The Company had four buildings in assets held for lease for the years ending November 30, 2025 and November 30, 2024.

Rents recognized in sales were related to the leasing of modular buildings as a part of the normal course of business operations of the Modular Buildings segment. There were $75,000 of rents recognized from assets held for lease included in sales on the Consolidated Statements of Operations during the 2025 fiscal year compared to $203,388 in the 2024 fiscal year.

The Company's Agricultural Products segment began entering into daily operating lease arrangements with local farmers in fiscal 2025. The Company had two units available for rent for the year ending  November 30, 2025.

There were no future minimum lease receipts from any assets held for lease on November 30, 2025.

(8)	Accrued Expenses

Major components of accrued expenses are:

	November 30, 2025	November 30, 2024
Accrued salaries, wages, and commissions	$729,429	$803,662
Accrued warranty expense	225,000	225,186
Other	373,140	274,870
	$1,327,569	$1,303,718

(9)	Product Warranty

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

Changes in the Company’s product warranty liability included in accrued expenses for the 2025 and 2024 fiscal years are as follows:

	For the Twelve Months Ended
	November 30, 2025	November 30, 2024
Balance, beginning	$225,186	$295,113
Settlements / adjustments	(327,383)	(400,739)
Warranties issued	327,197	330,812
Balance, ending	$225,000	$225,186

(10)	Loan and Credit Agreements

Bank Midwest Revolving Lines of Credit and Term Loans

The Company maintains a $4,000,000 revolving line of credit (the “Line of Credit”) with Bank Midwest. On November 30, 2025, the balance of the Line of Credit was $3,252,437 with $747,563 remaining available, as may be limited by the borrowing base calculation. The Line of Credit borrowing base is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of net inventory, less any outstanding loan balance on the Line of Credit. On November 30, 2025, the Line of Credit was not limited by the borrowing base calculation. Any unpaid principal amount borrowed on the Line of Credit accrues interest at a floating rate per annum equal to the Wall Street Journal rate published in the money rates section of the Wall Street Journal. The interest rate floor is set at 4.25% per annum and the current interest rate is 6.75% per annum. The Line of Credit was most recently renewed on March 27, 2025. The Line of Credit matures on March 30, 2026 and requires monthly interest-only payments. The Line of Credit is governed by the terms of a Promissory Note, dated March 27, 2025, entered into between the Company and Bank Midwest.

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

On  October 1, 2025 the Company entered into a term loan with Bank Midwest in the amount of $516,971 (the “Roof Loan”) to replace portions of the roof on its Armstrong facility. The Term Loan accrues interest at a rate of 7.25% with a payback period of 10 years. The interest rate will be adjusted after 60 payments to the 5-Year Treasury Index plus a margin of 3.25% . Monthly payments of $6,102 in principal and interest on the Term Loan began on  November 5, 2025.

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

If the Company or its subsidiaries (as guarantors pursuant to the Commercial Guaranties) commits an event of default with respect to the promissory notes and fails or is unable to cure that default, Bank Midwest may immediately terminate its obligation, if any, to make additional loans to the Company and may accelerate the Company’s obligations under the promissory notes. Bank Midwest also has all other rights and remedies for default provided by the Uniform Commercial Code, as well as any other applicable law and the various loan agreements. In addition, in an event of default, Bank Midwest may foreclose on the mortgaged property.

Compliance with Bank Midwest covenants is measured annually on November 30, with the exception of the Company's working capital requirement, which is measured monthly. The terms of the Bank Midwest loan agreements require the Company to maintain a minimum of $4,000,000 of monthly working capital. The Company is also required to maintain a minimum debt service coverage ratio of 1.25, with a 0.10 tolerance. The Company also must receive bank approval for purchases or sales of equipment over $100,000 annually and maintain reasonable salaries and owner compensation. The Company received the necessary approvals for purchases of equipment over $100,000 for the twelve months ended November 30, 2025. The Company was in compliance with all covenants of Bank Midwest loans as of November 30, 2025.  The next measurement date is  November 30, 2026 for all covenants except the monthly working capital requirement.

SBA Economic Injury Disaster Loans

In June of 2020, the Company executed the standard loan documents required for securing loans offered by the U.S. Small Business Administration under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. One loan was executed on June 18, 2020 with a principal amount of $150,000, with a second loan being executed on June 24, 2020 with a principal amount of $150,000. Proceeds from the EIDLs were used for working capital purposes. Interest accrues at the rate of 3.75% per annum from the date of inception. Installment payments, including principal and interest, are due monthly beginning December 18, 2022 (thirty months from the date of the EIDLs) and December 24, 2022 in the amount of $731 per EIDL. The balance of principal and interest is payable 30 years from the date of the EIDL. The EIDLs are secured by a security interest on all of the Company’s assets. Each EIDL is governed by the terms of a separate Promissory Note, dated either June 18, 2020 or June 24, 2020, as applicable, entered into by the Company or the applicable subsidiary.

A summary of the Company’s term debt is as follows:

	November 30, 2025	November 30, 2024
Bank Midwest loan payable in monthly installments of $19,648 including interest at 7.00%, due October 1, 2037	$1,666,762	$1,779,877
Bank Midwest loan payable in monthly installments of $6,102 including interest at 7.25%, due October 5, 2035	514,406	-
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 18, 2022, due June 18, 2050	154,381	157,304
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 24, 2022, due June 24, 2050	154,880	157,785
Total term debt	$2,490,429	$2,094,966
Less current portion of term debt	165,326	119,734
Term debt, excluding current portion	$2,325,103	$1,975,232

A summary of the minimum maturities of term debt follows for the years ending November 30:

Year	Amount
2026	$165,326
2027	176,533
2028	189,009
2029	203,023
2030	217,773
2031 and thereafter	1,538,765
$2,490,429

(11)	Related Party Transactions

During the 2025 and 2024 fiscal years, the Company did not recognize any revenues from transactions with a related party, and no amounts in accounts receivable balances were due from a related party. From time to time, the Company purchases various supplies from related parties, which are companies in which Marc McConnell, the Company's Chairman, President and Chief Executive Officer, has an ownership interest and also serves as President. J. Ward McConnell Jr.’s estate, the J. Ward McConnell, Jr. Living Trust, is paid a monthly fee to guarantee a portion of the Company’s term debt in accordance with the USDA guarantee obtained on the Company’s term debt. In the 2025 fiscal year, the Company recognized $13,021 of expense for transactions with related parties, compared to $15,193 in the 2024 fiscal year. As of November 30, 2025, accrued expenses contained a balance of $1,076 owed to a related party compared to $1,153 on November 30, 2024.

(12)	Employee Benefit Plans

The Company sponsors a defined contribution 401(k) savings plan which covers substantially all full-time employees who meet eligibility requirements. Participating employees may contribute as salary reductions any amount of their compensation up to the limit prescribed by the Internal Revenue Code. The Company makes a 50% matching contribution to employees up to 3% of eligible compensation. The Company's continuing operations recognized an expense of $97,769 and $115,447 related to this plan during the 2025 and 2024 fiscal years, respectively.

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

The 2020 Plan permits the plan administrator to award nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance awards, and stock appreciation rights to employees (including officers), directors, and consultants. During each of fiscal years 2025 and 2024, directors were automatically granted restricted stock awards of 1,000 shares of fully vested common stock on the last business day of each fiscal quarter and another 3,000 and 1,000 shares in  2025 and 2024, respectively, of fully vested common stock annually or initially upon their election to the Board  pursuant to a Board approved director compensation policy.

Shares issued under the 2020 Plan for the years ended November 30, 2025 and 2024 are as follows:

	For the Twelve Months Ended
	November 30, 2025	November 30, 2024
Shares issued to directors (immediate vesting)	35,000	25,000
Shares issued to directors, employees, and consultants (three-year vesting)	47,500	69,000
Unvested shares forfeited upon termination	(6,250)	(51,749)
Net shares issued	76,250	42,251

Book and tax stock-based compensation expense for the years ended November 30, 2025 and 2024 are as follows:

	For the Twelve Months Ended
	November 30, 2025	November 30, 2024
Stock-based compensation expense	$179,080	$182,847
Treasury share repurchase expense	(1,542)	(37,654)
Stock-based compensation expense net of treasury repurchases	$177,538	$145,193

	For the Twelve Months Ended
	November 30, 2025	November 30, 2024
Tax deductions from stock-based compensation expense	$154,037	$202,557

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the relevant vesting period. The Company estimates the fair value of each stock-based option award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issuance date. No stock options were granted during the years ended November 30, 2025 or 2024.

The following is a summary of activity under the plans as of November 30, 2025 and 2024, and changes during the years then ended:

2025 Option Activity

Weighted Average
		Weighted Average	Remaining	Aggregate
Options	Shares	Exercise Price	Contractual Term	Intrinsic Value
Options O/S at beginning of period	4,000	$4.70
Granted	-	$-
Exercised	-	$-		-
Options Expired or Forfeited	(4,000)	$4.70
Options O/S at end of Period	-	$-	-	-
Options Exer. at end of the Period	-	$-	-	-

2024 Option Activity

			Weighted Average
		Weighted Average	Remaining	Aggregate
Options	Shares	Exercise Price	Contractual Term	Intrinsic Value
Options O/S at beginning of period	8,000	$5.43
Granted	-	$-
Exercised	-	$-		-
Options Expired or Forfeited	(4,000)	$6.15
Options O/S at end of Period	4,000	$4.70	0.39	-
Options Exer. at end of the Period	4,000	$4.70	0.39	-

(14)	Income Taxes

Total income tax expense for the 2025 and 2024 fiscal years consists of the following:

	November 30, 2025	November 30, 2024
Current expense	$22,815	$11,389
Deferred expense	379,363	62,916
Total income tax expense	402,178	74,305
Income tax expense - discontinued operations	-	115,330
Income tax expense (benefit) - continuing operations	$402,178	$(41,025)

The reconciliation of the statutory Federal income tax rate is as follows:

	November 30, 2025	November 30, 2024
Statutory federal income tax rate	21.0%	21.0%
State taxes (net of federal)	3.2	4.5
Reduction in estimated state tax rate (deferred tax asset change)	2.0	-
Permanent Differences and Other	1.8	4.8
	28.0%	30.3%

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) on November 30, 2025 and 2024 are presented as approximate amounts below:

	November 30
	2025	2024
Deferred tax assets
Accrued expenses	$79,594	$87,153
Inventory capitalization	57,115	142,471
NOL and tax credit carryforward	1,403,878	1,653,212
Asset reserves	568,372	591,025
Total deferred tax assets	$2,108,959	$2,473,861
Deferred tax liabilities
Property, plant, and equipment	$(48,025)	$(33,564)
Total deferred tax liabilities	(48,025)	(33,564)
Net deferred tax assets (liabilities)	$2,060,934	$2,440,297

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company's 2024 tax return included net operating losses (NOL) carryovers amounting to approximately $2,133,000 and tax credit carryforward amounting to approximately $109,000 for its U.S. operations that will expire on November 30, 2036, 2037, 2038, 2039 and 2040. The Company also carried over another $4,995,000 of net operating losses that can be carried forward indefinitely. Management expects to consume approximately $963,000 of NOLs for the 2025 tax year and believes that the Company will be able to utilize the remaining U.S. net operating losses and credits before their expiration.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Some notable changes through OBBBA: reinstates 100% bonus depreciation on qualified assets which has been expanded to include manufacturing buildings, restores a more favorable EBITDA-type calculation on business interest deduction, locks in many provisions of the Tax Cuts and Jobs Act and includes provisions favorable for farmers & ranchers. The Company thinks the bill is overall positive for the agriculture market but expects its impact on its consolidated financial statements to be minimal.

(15)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. On November 30, 2025 and November 30, 2024, the carrying amount approximated fair value for cash, accounts receivable, operating and finance leases, accounts payable, notes payable to bank, and other current and long-term liabilities. The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of these instruments. The fair value of the Company’s term loans payable also approximates recorded value because the interest rates charged under the loan terms are not substantially different from current interest rates.

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

Approximate financial information with respect to the reportable segments is as follows.

	Twelve Months Ended November 30, 2025
	Agricultural Products	Modular Buildings	Consolidated
Revenue from external customers	$12,749,000	$10,226,000	$22,975,000
Gross profit	2,977,000	3,290,000	6,267,000
Operating Expense	4,439,000	1,539,000	5,978,000
Income (loss) from operations	(1,462,000)	1,751,000	289,000
Income (loss) before tax	(459,000)	1,896,000	1,437,000
Income tax expense (benefit)	$(118,000)	$520,000	$402,000

Total Assets	$19,204,000	$3,274,000	$22,478,000
Capital expenditures (1)	544,000	222,000	766,000
Depreciation & Amortization	617,000	251,000	868,000
Interest expense	307,000	59,000	366,000
Engineering	344,000	-	344,000
Selling	819,000	621,000	1,440,000
General and administrative (G&A)	3,276,000	918,000	4,194,000
Corporate expense (included in G&A)	$420,000	$180,000	$600,000

	Twelve Months Ended November 30, 2024
	Agricultural Products	Modular Buildings	Consolidated
Revenue from external customers	$14,663,000	$9,836,000	$24,499,000
Gross profit	4,155,000	3,155,000	7,310,000
Operating Expense	5,665,000	1,184,000	6,849,000
Income (loss) from operations	(1,510,000)	1,971,000	461,000
Income (loss) before tax	(2,065,000)	1,930,000	(135,000)
Income tax expense (benefit)	$(471,000)	$430,000	$41,000

Total Assets	$18,372,000	$2,869,000	$21,241,000
Capital expenditures (2)	587,000	176,000	763,000
Depreciation & Amortization	617,000	251,000	868,000
Interest expense	556,000	43,000	599,000
Engineering	431,000	1,000	432,000
Selling	1,269,000	366,000	1,635,000
General and administrative (G&A)	3,965,000	816,000	4,781,000
Corporate expense (included in G&A)	$629,000	$120,000	$749,000

(1)	FY 2025 capital expenditures include finance leased assets of $97,000 in the Agricultural Products segment and $42,000 in the Modular Buildings segment.
(2)	FY 2024 capital expenditures include finance leased assets of $39,000 in the Agricultural Products segment.

(18)	Subsequent Events

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements other than the item below.

On December 19, 2025, the Company, entered into a Solar System Purchase Agreement (the “Agreement”) with Midwest Solar Installers (“Midwest”) for the sale and installation of a solar energy system at the Company’s principal executive offices. The contract price is $1,402,336, subject to a final site survey and engineering review and any amendments and change orders agreed to in writing by the Company and Midwest. The Company paid 5% of the contract price upon execution of the Agreement and agreed to pay 65% of the contract price no later than three days prior to the scheduled delivery of equipment to the project site and the remaining 30% of the contract price within three days of the system passing its final electrical inspection. The Company has granted Midwest a security interest in the solar equipment to secure payment of the contract price. The Company estimates that the solar project will eliminate 100% of its electricity costs for the next 30 years, which is the estimated useful life of the equipment, under the assumption that excess energy will be put back on the local grid. Current electricity costs are approximately $155,000 per year. The Company will also be eligible for Investment Tax Credits equal to 30% of the project cost limited by future taxable income. The project is contingent on a grant from the United States Department of Agriculture under its Rural Energy for America Program ("REAP") of which 25% of the total eligible project costs can be paid for with USDA funds and another 50% of the project costs can be guaranteed in the form of a loan from the USDA. The Company will be entitled to a refund of its deposit if the grant is not awarded, less documented expenses, should the Company choose to not move forward if the grant is not received. Bank Midwest has provided a letter of commitment to fund $1,048,002 of the loan at a variable rate of 6.75% on a 10 year loan contingent upon award of the REAP grant.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The persons serving as our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period subject to this report. Based on this evaluation, the persons serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of November 30, 2025. Our management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, including the persons serving as our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of November 30, 2025.

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

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION.

Insider Trading Arrangements. During the quarter ended November 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. DISCOLSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to the sections entitled “Questions and Answers about the 2026 Annual Meeting and Voting,” “Election of Directors,” “Delinquent Section 16(a) Reports,” “Corporate Governance,” and “Executive Officers” in our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders.

Item 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to the sections entitled “Executive Compensation” and “Director Compensation” in our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Directors, Executive Officers and Principal Stockholders” and “Equity Compensation Plan Information” in our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 is incorporated by reference to the sections entitled “Corporate Governance” and “Certain Transactions and Business Relationships” in our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference to the section entitled “Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders.

PART IV

Item 15.  EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements. The following financial statements are included in “Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this report:

Report of Eide Bailly, LLP (PCAOB ID 286) on Consolidated Financial Statements as of November 30, 2025 and 2024

Consolidated Balance Sheets as of November 30, 2025 and 2024

Consolidated Statements of Operations for each of the years ended November 30, 2025 and 2024

Consolidated Statements of Stockholders’ Equity for each of the years ended November 30, 2025 and 2024

Consolidated Statements of Cash Flows for each of the years ended November 30, 2025 and 2024

Notes to Consolidated Financial Statements

 Financial Statement Schedules.

Not applicable.

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

10.1*	Art’s-Way Manufacturing Co., Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 4, 2020).
10.2*	Form of Restricted Stock Agreement under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed May 4, 2020).
10.3*	Form of Restricted Stock Unit Agreement under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed May 4, 2020).
10.4*	Form of Incentive Stock Option Award under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed May 4, 2020).
10.5*	Form of Non-Qualified Option Award under 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed May 4, 2020).
10.6*	Employment Agreement between the Company and Michael Woods, dated February 1, 2020 – incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 3, 2020.

10.7	Promissory Note, between Bank Midwest and Art's-Way Manufacturing Co., Inc. dated March 27, 2025 - incorporated by reference to Exhibit 10.1 to Company's Quarterly report on Form 10-Q filed April 10, 2025.
10.8

Promissory Note, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 2, 2017.

10.9	Promissory Note, between Bank Midwest and Art's-Way Manufacturing Co., Inc. dated October 1, 2025 - incorporated by reference to Exhibit 10.1 to Company's Quarterly report on Form 10-Q filed October 14, 2025.
10.10

Commercial Guaranty, by Ohio Metal Working Products/Art’s-Way Inc., dated September 28, 2017 - incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 2, 2017

10.11	Commercial Guaranty, by Art’s-Way Scientific Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed October 2, 2017.
10.12

Commercial Security Agreement, between Bank Midwest and Art’s-Way Manufacturing Co., Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed October 2, 2017.

10.13

Commercial Security Agreement, between Bank Midwest and Ohio Metal Working Products/Art’s-Way Inc., dated September 28, 2017 – incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed October 2, 2017.

10.14

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

10.18

Promissory Note, between the U.S. Small Business Administration and Art’s-Way Manufacturing Co., Inc., dated June 24, 2020 – incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed July 10, 2020.

10.19	Solar System Purchase Agreement, dated as of December 19, 2025, by and between Art's Way Manufacturing Co., Inc. and Midwest Solar Installers - incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 29, 2025.
19.1	ARTW Insider Trading Policy - incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K filed February 12, 2025.
21.1	List of Subsidiaries – filed herewith.
23.1	Consent of independent registered public accounting firm – filed herewith.
24.1	Power of Attorney (included on the “Signatures” page of this Annual Report on Form 10-K).
31.1	Certificate pursuant to 17 CFR 240 13(a)-14(a) – filed herewith.
31.2	Certificate pursuant to 17 CFR 240 13(a)-14(a) – filed herewith.
32.1	Certificate pursuant to 18 U.S.C. Section 1350 – furnished herewith.
32.2	Certificate pursuant to 18 U.S.C. Section 1350 – furnished herewith.
97.1	Art's-Way Manufacturing Co., Inc. Clawback Policy - incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed February 12, 2025.
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
(**) Portions of this exhibit have been redacted in compliance with Regulation S-K, Item 601(b)10(iv).

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

ART’S-WAY MANUFACTURING CO., INC.

Date:	February 12, 2026	By: /s/ Marc H. McConnell
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

Date: February 12, 2026	/s/ Marc H. McConnell
Marc H. McConnell, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: February 12, 2026	/s/ Michael W. Woods
Michael W. Woods, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date: February 12, 2026	/s/ Thomas E. Buffamante
Thomas E. Buffamante, Director

Date: February 12, 2026	/s/ Randall C. Ramsey
Randall C. Ramsey, Director

Date: February 12, 2026	/s/ Matthew N. Westendorf
Matthew N. Westendorf, Director

Date: February 12, 2026	/s/ David A. White
David A. White, Director