Form 10-Q
period 2026-02-28
ARTS WAY MANUFACTURING CO INC
filed 2026-04-13
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended February 28, 2026

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 000-05131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of common shares outstanding as of April 1, 2026: 5,181,386

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	February 28, 2026	November 30, 2025
Assets
Current assets:
Cash	$2,937	$4,849
Receivables, net	3,434,127	2,201,879
Inventories, net	12,069,850	11,708,242
Cost and profit in excess of billings	572,840	379,547
Other current assets	873,947	487,020
Total current assets	16,953,701	14,781,537

Property, plant, and equipment, net	5,099,359	5,082,406
Assets held for lease, net	141,950	144,618
Deferred income taxes, net	2,003,222	2,060,934
Other assets	365,600	408,060
Total assets	$24,563,832	$22,477,555
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,679,006	$902,326
Customer deposits	830,578	88,920
Billings in excess of cost and profit	879,293	430,712
Income taxes payable	15,000	15,000
Accrued expenses	963,443	1,327,569
Line of credit	3,431,937	3,252,437
Current portion of finance lease liabilities	255,143	255,748
Insurance premium finance liability	167,108	-
Current portion of long-term debt	167,811	165,326
Total current liabilities	8,389,319	6,438,038

Long-term portion of finance lease liabilities	345,785	408,154
Long-term debt, excluding current portion	2,283,081	2,325,103
Total liabilities	11,018,185	9,171,295
Commitments and Contingencies (Notes 8, 10, 11 and 14)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares on February 28, 2026 and November 30, 2025; issued and outstanding 0 shares on February 28, 2026 and November 30, 2025.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares on February 28, 2026 and November 30, 2025; 5,295,673 issued on February 28, 2026 and 5,225,423 on November 30, 2025	52,957	52,254
Additional paid-in capital	5,241,409	5,199,167
Retained earnings	8,559,969	8,363,527
Treasury stock, at cost (113,589 shares on February 28, 2026 and 113,589 shares on November 30, 2025)	(308,688)	(308,688)
Total stockholders’ equity	13,545,647	13,306,260
Total liabilities and stockholders’ equity	$24,563,832	$22,477,555

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	February 28, 2026	February 28, 2025
Sales	$6,640,285	$5,140,955
Cost of goods sold	4,728,825	3,644,446
Gross profit	1,911,460	1,496,509
Expenses
Engineering	106,548	85,230
Selling	436,703	349,977
General and administrative	1,038,192	1,058,817
Total expenses	1,581,443	1,494,024
Income (loss) from operations	330,017	2,485

Other income (expense):
Interest expense	(110,777)	(75,688)
Other	36,208	2,794
Total other income (expense)	(74,569)	(72,894)
Income (loss) before income taxes	255,448	(70,409)
Income tax expense (benefit)	59,006	(14,652)
Net income (loss)	$196,442	$(55,757)

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Stockholders' Equity
Three Months Ended February 28, 2026 and February 28, 2025
(Unaudited)

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2024	5,149,173	$51,492	$5,020,849	$7,328,628	112,714	$(307,146)	$12,093,823
Stock based compensation	51,000	510	43,709	-	875	(1,542)	42,677
Net loss	-	-	-	(55,757)	-	-	(55,757)
Balance, February 28, 2025	5,200,173	$52,002	$5,064,558	$7,272,871	113,589	$(308,688)	$12,080,743

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2025	5,225,423	$52,254	$5,199,167	$8,363,527	113,589	$(308,688)	$13,306,260
Stock based compensation	70,250	703	42,242	-	-	-	42,945
Net income	-	-	-	196,442	-	-	196,442
Balance, February 28, 2026	5,295,673	$52,957	$5,241,409	$8,559,969	113,589	$(308,688)	$13,545,647

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	February 28, 2026	February 28, 2025
Cash flows from operations:
Net income (loss)	$196,442	$(55,757)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	42,945	44,219
Decrease in obsolete inventory reserves	(136,971)	(2,142)
Gain on disposal of property, plant, and equipment	(4,100)	-
Depreciation and amortization expense	204,591	208,072
Amortization of cloud computing implementation costs	-	30,455
Increase (decrease) in allowance for expected credit losses - receivables	(27,415)	(2,399)
Deferred income taxes	57,712	(15,090)
Changes in assets and liabilities:
(Increase) decrease in:
Receivables	(1,204,833)	967,864
Inventories	(224,637)	(551,027)
Cost and profit in excess of billings	(193,293)	(74,946)
Other assets	(164,838)	(241,923)
Increase (decrease) in:
Accounts payable	776,680	768
Billings in excess of cost and profit	448,581	(773,529)
Customer deposits	741,658	811,067
Income taxes payable	-	(500)
Accrued expenses	(364,127)	(446,937)
Net cash provided by (used in) operating activities	148,395	(101,805)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(176,415)	(82,730)
Net proceeds from sale of assets	4,100	-
Net cash used in investing activities	(172,315)	(82,730)
Cash flows from financing activities:
Net change in line of credit	179,500	271,000
Principal payments on finance lease obligations	(62,974)	(53,968)
Principal payments on financed insurance premiums	(54,981)	-
Repayment of term debt	(39,537)	(28,682)
Repurchases of common stock	-	(1,542)
Net cash provided by financing activities	22,008	186,808
Net increase in cash	(1,912)	2,273
Cash at beginning of period	4,849	1,860
Cash at end of period	$2,937	$4,133

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$110,282	$68,031
Income taxes	1,295	-

Supplemental disclosures of non-cash operating activities:
Financed insurance premium (other current assets)	$222,090	$-

Amortization of operating lease ROU assets (included in other assets)	$-	$2,228

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

Unless otherwise specified, as used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Art’s-Way,” and the “Company” refer to Art’s-Way Manufacturing Co., Inc., a Delaware corporation headquartered in Armstrong, Iowa, and its wholly owned subsidiaries.

The Company began operations as a farm equipment manufacturer in 1956. Since that time, it has become a national manufacturer of agricultural equipment. Its principal manufacturing plant is located in Armstrong, Iowa.

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

2)	Summary of Significant Accounting Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the condensed financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2025. The results of operations for the three months ended February 28, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2026.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three months ended February 28, 2026. Actual results could differ from those estimates.

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

Recently Issued Accounting Pronouncements

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

	Three Months Ended February 28, 2026
	Agricultural Products	Modular Buildings	Total
Farm equipment	$2,884,000	$-	$2,884,000
Farm equipment service parts	790,000	-	790,000
Modular buildings	-	2,881,000	2,881,000
Modular building lease income	-	-	-
Other	80,000	5,000	85,000
	$3,754,000	$2,886,000	$6,640,000

	Three Months Ended February 28, 2025
	Agricultural Products	Modular Buildings	Total
Farm equipment	$1,994,000	$-	$1,994,000
Farm equipment service parts	883,000	-	883,000
Modular buildings	-	2,119,000	2,119,000
Modular building lease income	-	46,000	46,000
Other	71,000	28,000	99,000
	$2,948,000	$2,193,000	$5,141,000

The Company offered floorplan terms in its Agricultural Products segment during its Fall of 2024 and 2025 early order programs to incentivize customers to stock farm equipment on their lots for fiscal 2025 and fiscal 2026. Floorplan terms allow customers to pay the Company at the earliest of retail date or up to 360 days. This program can have an effect on the timing of the Company’s cash flows compared with historical cash flows.

On February 28, 2026, the Company had approximately $705,000 in receivables on the floorplan program with a due date greater than 30 days compared to $195,000 on February 28, 2025.

4)	Receivables

Receivables are shown net of allowances for expected credit losses. Expected losses are recorded in administrative expense at the time of receivable recognition.

The activity related to expected credit losses for the three months ended February 28, 2026 and three months ended February 28, 2025 was as follows:

	Three Months Ended	Three Months Ended
	February 28, 2026	February 28, 2025
Balance, beginning	$60,601	$108,636
Provision charged to expense	(27,415)	(2,400)
Less amounts charged-off	-	-
Balance, ending	$33,186	$106,236

5)	Contract Receivables, Contract Assets and Contract Liabilities

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers included on the Condensed Consolidated Balance Sheets.

	February 28, 2026	November 30, 2025
Receivables	$3,434,000	$2,202,000
Assets (cost and profit in excess of billings)	573,000	380,000
Liabilities (billings in excess of profit and customer deposits)	1,710,000	520,000

The amount of revenue recognized in the first three months of fiscal 2026 that was included in a contract liability on  November 30, 2025 was approximately $403,000 compared to $197,000 in the same period of fiscal 2025. The beginning contract receivables, assets and liabilities on December 1, 2024 were approximately $2,373,000, $213,000 and $2,110,000, respectively.

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

Basic and diluted net income (loss) per share have been computed based on the following as of  February 28, 2026 and February 28, 2025:

	For the Three Months Ended
	February 28, 2026	February 28, 2025
Numerator for basic and diluted net income (loss) per share:

Net income (loss)	$196,442	$(55,757)

Denominator:
For basic net income (loss) per share - weighted average common shares outstanding	5,140,165	5,054,665
Effect of dilutive stock options	-	-
For diluted net income (loss) per share - weighted average common shares outstanding	5,140,165	5,054,665

Net Income (loss) per share - Basic:
Net income (loss) per share	$0.04	$(0.01)

Net Income (loss) per share - Diluted:
Net income (loss) per share	$0.04	$(0.01)

7)	Inventory

Major classes of inventory are:

	February 28, 2026	November 30, 2025
Raw materials	$8,598,022	$8,272,500
Work in process	280,462	387,332
Finished goods	5,415,058	5,441,067
Total Gross Inventory	$14,293,542	$14,100,899
Less: Reserves	(2,223,692)	(2,392,657)
Net Inventory	$12,069,850	$11,708,242

8)	Accrued Expenses

Major components of accrued expenses are:

	February 28, 2026	November 30, 2025
Salaries, wages, and commissions	$459,263	$729,429
Accrued warranty expense	230,905	225,000
Other	273,275	373,140
Total accrued expenses	$963,443	$1,327,569

9)	Assets Held for Lease

Major components of assets held for lease are:

	February 28, 2026	November 30, 2025
Modular Buildings	$80,605	$80,605
Agricultural Products equipment	61,345	64,013
Total assets held for lease (net)	$141,950	$144,618

There were approximately $2,000 of rents recognized from assets held for lease included in sales on the Condensed Consolidated Statements of Operations during the three months ended February 28, 2026, compared to $46,000 for the three months ending February 28, 2025, respectively. There were no future minimum lease receipts as of  February 28, 2026.

10)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. Product warranty is included in the price of the product and provides assurance that the product will function in accordance with agreed-upon specifications. It does not represent a separate performance obligation under ASC 606. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 8 “Accrued Expenses.” Changes in the Company’s product warranty liability for the three months ended February 28, 2026 and  February 28, 2025 are as follows:

	Three Months Ended (Continuing Operations)
	February 28, 2026	February 28, 2025
Balance, beginning	$225,000	$225,186
Provision charged to expense	77,939	85,040
Less amounts charged-off	(72,034)	(119,395)
Balance, ending	$230,905	$190,831

11)	Loan and Credit Agreements

Bank Midwest Revolving Lines of Credit and Term Loans

The Company maintains a $4,000,000 revolving line of credit (the "Line of Credit”) with Bank Midwest. On February 28, 2026, the balance of the Line of Credit was $3,431,937 with $568,063 remaining available. The Line of Credit is subject to a borrowing base, which is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of net inventory, less any outstanding loan balance on the Line of Credit. On February 28, 2026, the Line of Credit was not limited by the borrowing base calculation. Any unpaid principal amount borrowed on the Line of Credit accrues interest at a floating rate per annum equal to the 1-month SOFR ("the index") rate plus 2.600 percentage points over the index that is published by the CME Group Benchmark Administration on its website each business day. The interest rate floor is set at 5.00% per annum and the interest rate on date of the loan on March 19, 2026 was 6.273% per annum. The Line of Credit was most recently renewed on March 19, 2026 with a maturity date of  March 30, 2027 and required monthly interest-only payments. The Line of Credit is governed by the terms of a Promissory Note, dated March 19, 2026, entered into between the Company and Bank Midwest.

The Company carries a $2,600,000 term loan with Bank Midwest due October 1, 2037 (the “Term Loan”). The Term Loan accrues interest at a rate of 6.25%, which was most recently updated with a change of terms agreement on March 19, 2026. The interest rate may only be adjusted by Bank Midwest once every five years. Monthly payments of $19,648 in principal and interest are required on the Term Loan. The Term Loan is also guaranteed by the United States Department of Agriculture (“USDA”), which required an upfront guarantee fee of $62,400 and requires an annual fee of 0.5% of the unpaid balance. As part of the USDA guarantee requirements, shareholders owning more than 20% are required to personally guarantee a portion of the Term Loan, in an amount equal to their stock ownership percentage. McConnell Legacy Investments owning more than 20% of the Company’s outstanding stock, is guaranteeing approximately 38% of the Term Loan, for an annual fee of 2% of the personally guaranteed amount. The initial guarantee fee is being amortized over the life of the Term Loan, and the annual fees and personally guaranteed amounts are expensed monthly. The Term Loan is governed by the terms of a Promissory Note, dated September 28, 2017, entered into between the Company and Bank Midwest.

The Company carries a term loan with Bank Midwest in the amount of $516,971 (the “Roof Loan”) to replace portions of the roof on its Armstrong facility since October 1, 2025. The Term Loan accrues interest at a rate of 6.25% with a payback period of 10 years with the latest interest rate update coming on March 19, 2026 in a change of terms agremeent. The interest rate will remain fixed until April 5, 2031 and will then be repriced to the 5-Year Treasury Index plus a margin of 3.25% . Monthly payments of $6,102 in principal and interest are required on the Term Loan beginning on November 5, 2025.

In connection with the Line of Credit, the Company and Art’s-Way Scientific, Inc. each entered into a Commercial Security Agreement with Bank Midwest, dated September 28, 2017, pursuant to which each granted to Bank Midwest a first priority security interest in certain inventory, equipment, accounts, chattel paper, instruments, letters of credit and other assets to secure the obligations of the Company under the line of credit. Art’s-Way Scientific, Inc. also agreed to guarantee the obligations of the Company pursuant to the Line of Credit, as set forth in a Commercial Guaranty, dated September 28, 2017.

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

A summary of the Company’s term debt is as follows:

	February 28, 2026	November 30, 2025
Bank Midwest loan payable in monthly installments of $19,648 including interest at 6.25%, due October 1, 2037	$1,637,455	$1,666,762
Bank Midwest loan payable in monthly installments of $6,102 including interest at 6.25%, due October 5, 2035	505,156	514,406
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 18, 2022, due June 18, 2050	153,645	154,381
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 24, 2022, due June 24, 2050	154,636	154,880
Total term debt	$2,450,892	$2,490,429
Less current portion of term debt	167,811	165,326
Term debt, excluding current portion	$2,283,081	$2,325,103

A summary of the minimum maturities of term debt follows for the twelve month periods ending February 28:

Year	Amount
2027	$167,811
2028	179,706
2029	192,317
2030	206,669
2031	506,995
2032 and thereafter	1,197,394
$2,450,892

12)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses.

The Company has net operating losses and tax credits that are expected to offset any 2026 fiscal year tax liability and does not expect to have significant cash tax expense in the near future.

13)	Related Party Transactions

During the three months ended February 28, 2026, and February 28, 2025, the Company did not recognize any revenues from transactions with a related party, and no amounts in accounts receivable balances were due from a related party. From time to time, the Company purchases various supplies from related parties, which are companies in which Marc McConnell, the Company's chairman and principal executive officer, has an ownership interest and also serves as President. McConnell Legacy Investments is paid a monthly fee to guarantee a portion of the Company’s term debt in accordance with the USDA guarantee obtained on the Company’s term debt. In the three months ended February 28, 2026, the Company recognized $3,155 of expense for transactions with related parties compared to $3,355 for the three months ended February 28, 2025. As of February 28, 2026, accrued expenses contained a balance of $1,057 owed to a related party compared to $1,131 on February 28, 2025.

14)	Leases

The components of finance leases on the Condensed Consolidated Balance Sheets on February 28, 2026 and November 30, 2025 were as follows:

	February 28, 2026	November 30, 2025
Finance lease right-of-use assets (net of amortization in other assets)	$327,586	$368,720

Current portion of finance lease liabilities	$255,143	$255,748
Long-term portion of finance lease liabilities	345,785	408,154
Total finance lease liabilities	$600,928	$663,902

15)	Equity Incentive Plan and Stock Based Compensation

On February 25, 2020, the Board of Directors of the Company (the “Board”) authorized and approved the Art’s-Way Manufacturing Co., Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan was approved by the stockholders on April 30, 2020. The 2020 Plan replaced the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan (the “2011 Plan”) and prior plans. The 2020 Plan added an additional 500,000 shares to the number of shares reserved for issuance pursuant to equity awards. No further awards will be made under the 2011 Plan or other prior plans. Awards to directors and executive officers under the 2020 Plan are governed by the forms of agreement approved by the Board. Stock options or other awards granted prior to February 25, 2020 are governed by the applicable prior plan and the forms of agreement adopted thereunder. On February 13, 2026, the Board authorized and approved an amendment to the 2020 plan to reserve an additional 500,000 shares for equity awards, subject to shareholder approval at the 2026 annual meeting of shareholders to be held on  April 21, 2026.

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

Shares issued under the 2020 Plan for the three month periods ended February 28, 2026 and February 28, 2025 are as follows:

	For the Three Months Ended
	February 28, 2026	February 28, 2025
Shares issued to directors (immediate vesting)	5,000	5,000
Shares issued to directors and employees (three-year vesting)	65,250	46,000
Total shares issued (forfeited)	70,250	51,000

16)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. On  February 28, 2026 and November 30, 2025, the carrying amount approximated fair value for cash, receivables, accounts payable, notes payable to bank, finance lease liabilities and other current and long-term liabilities. The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of these instruments. The fair value of the finance lease liabilities also approximate recorded value, as its measurement is based on discounting future cash flows at rates implicit in the lease. The rates implicit in the lease do not materially differ from current market rates. The fair value of the Company’s term loans payable also approximates recorded value because the interest rates do not substantially differ from current interest rates the Company could obtain under similar terms.

17)	Segment Information

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

Approximate financial information with respect to the reportable segments is as follows.

	Three Months Ended February 28, 2026
	Agricultural Products	Modular Buildings	Consolidated 1
Revenue from external customers	$3,754,000	$2,886,000	$6,640,000
Gross profit	1,296,000	615,000	1,911,000
Operating Expense	1,195,000	386,000	1,581,000
Income from operations	101,000	229,000	330,000
Income (loss) before tax	9,000	246,000	255,000
Income tax expense (benefit)	$2,000	$57,000	$59,000

Total Assets	$20,604,000	$3,960,000	$24,564,000
Capital expenditures	140,000	36,000	176,000
Depreciation & Amortization	154,000	50,000	204,000
Interest expense	97,000	14,000	111,000
Engineering	107,000	-	107,000
Selling	287,000	150,000	437,000
General and administrative (G&A)	801,000	237,000	1,038,000
Corporate expense (included in G&A)	$97,000	$45,000	$142,000

	Three Months Ended February 28, 2025
	Agricultural Products	Modular Buildings	Consolidated [1]
Revenue from external customers	$2,948,000	$2,193,000	$5,141,000
Gross profit	788,000	708,000	1,496,000
Operating Expense	1,167,000	327,000	1,494,000
Income (loss) from operations	(379,000)	381,000	2,000
Income (loss) before tax	(438,000)	368,000	(70,000)
Income tax expense (benefit)	$(92,000)	$77,000	$(15,000)

Total Assets	$18,857,000	$2,148,000	$21,005,000
Capital expenditures	67,000	16,000	83,000
Depreciation & Amortization	148,000	60,000	208,000
Interest Expense	61,000	15,000	76,000
Engineering	85,000	-	85,000
Selling	206,000	144,000	350,000
General and administrative (G&A)	876,000	183,000	1,059,000
Corporate expense (included in G&A)	$101,000	$45,000	$146,000

1.	The consolidated total in the tables is a sum of segment figures and may not tie to actual figures in the condensed consolidated financial statements due to rounding.

18)	Subsequent Events

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred other than the line of credit renewal and the change of terms agreements for the Company's two term loans that were signed on March 19, 2026, as discussed in Note 11 Loan and Credit Agreements, that would require recognition in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “report”) and the audited consolidated financial statements and related notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data,” as well as Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2025. Some of the statements in this report may be forward-looking statements that reflect our current view on future events, future business, industry and other conditions, our future performance, and our plans and expectations for future operations and actions. In some cases you can identify forward-looking statements by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” “foresee," "opportunity," or the negative of these terms or other similar expressions. Many of these forward-looking statements are located in this report under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but they may appear in other sections as well. Forward-looking statements in this report generally relate to: (i) our expectations with respect to order backlog, future demand for products, expected product mix and resulting sales; (ii) our beliefs regarding the sufficiency of working capital and cash flows; (iii) our expectation that we will continue to be able to renew or obtain financing on reasonable terms when necessary as well as our continued positive relationship with our creditors and lenders; (iv) our beliefs regarding production capabilities; (v) our intentions and beliefs relating to our costs, business strategies, and future performance, including without limitation, the impact of cost cutting measures, process improvement measures and new product development; (vi) our beliefs that normalizing dealer equipment stock levels may positively impact future demand for our agricultural products (vii) our beliefs regarding our early order program providing a picture of future demand; (viii) our expected financial results, including without limitation, our expected results for the Modular Buildings and Agricultural Products segments; and (ix) our expectations concerning our primary capital and cash flow needs.

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

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of our financial statements as of February 28, 2026 remain unchanged from November 30, 2025. Disclosure of these critical accounting policies is incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2025.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales from continuing operations for the three- month period ended February 28, 2026 were $ 6,640,000 compared to $5,141,000 during the same period in fiscal 2025, an increase of  $1,499,000, or 29.2%. Consolidated gross margin for the three months ended February 28, 2026 was 28.8% compared to 29.1% for the same periods in fiscal 2025.

Sales in our Agricultural Products segment during the first quarter of fiscal 2026 were $3,754,000 compared to $2,948,000 during the same period of fiscal 2025, an increase of $806,000, or 27.3%. We have experienced increased demand this quarter, as compared to the same period in 2025, with increased sales on grinder mixers, manure spreaders and bale processors. While row crop commodity prices have increased from their lowest point in 2024, they remain substantially below the peak levels experienced in 2022. The slight increase in commodity prices and product availability did, however, lead to improved results for the first quarter of fiscal 2026. Livestock prices remained elevated through Q1 of fiscal 2026 and are driving most of the demand for our agricultural products as a large portion of our customer base raises livestock and row crops. Sugar beet prices declined in the first fiscal quarter of 2026 and we are expecting less demand for our sugar beet equipment for the remainder of fiscal 2026. To offset some of the anticipated decrease in demand, we are deploying a product specialist into our primary beet territory to drive new customer activity and technological development as we unveil a new product in that market for fiscal 2026. Our fall early order program ended with a 62% increase in orders on our non beet equipment, while our beet orders were down 63%. Overall order book from the early order program was up 11%, which leads us to believe the agricultural market is entering a recovery despite continued increasing input costs. Gross margin for our Agricultural Products segment for the three-month period ended February 28, 2026 was 34.5% compared to 26.7% for the same period in fiscal 2025. The margin increase is due primarily to the mix of products sold in Q1 of fiscal 2026. Our grinder mixer sales were up $909,000 year-on-year and was our most profitable product line for the first quarter of fiscal 2026. We continue to carry strong grinder mixer backlog into the second quarter of fiscal 2026 and foresee steady shipments in the second quarter of fiscal 2026.. Steel prices continued to rise in the first quarter of fiscal 2026 and will challenge our strong first fiscal quarter margins. Rising fuel prices in fiscal 2026 could negatively affect demand if it has a large impact on farmer's input costs and

Our first fiscal quarter sales in our Modular Buildings segment were $2,886,000 compared to $2,193,000 for the same period in fiscal 2025, an increase of $693,000, or 31.6%. We carried strong modular building backlog into fiscal 2026, unlike a year ago, which drove the revenue increase this year. We experienced continued strong demand for our buildings on both the livestock and research sides in the first quarter of fiscal 2026. Current backlog is expected to carry us well into the third quarter of fiscal 2026, which is somewhat unusual given the sales life cycle in our Modular Buildings segment. Our leads remain abundant and we continue to be optimistic about the future prospects and continued success of this business segment. Gross margin in the Modular Buildings segment for the three- month period ended February 28, 2026 was 21.3% compared to 32.3% for the same period in fiscal 2025. Our margin decrease in the first fiscal quarter of fiscal 2026 is due to the selling of a warrantied agriculture modular building at cost and project overages on site work while completing current contracts.

Expenses

Consolidated selling expenses from continuing operations for the three months ended February 28, 2026 were $437,000, compared to $350,000 for the same period in fiscal 2025. The increase in selling expenses is due to increased commissions and royalties on increased sales along with additional targeted advertising campaign expenditures.  Selling expenses as a percentage of sales were 6.6% for the three months ended February 28, 2026 compared to 6.8% for three months ended February 28, 2025.

Consolidated engineering expenses from continuing operations were $107,000 for three months ended February 28, 2026 compared to $85,000 for the same period in fiscal 2025. The increase in engineering expenses is related to additional research and development costs incurred in 2026 as we made product changes that we felt could drive more sugar beet product demand. Engineering expenses as a percentage of sales were 1.6% for the three months ended February 28, 2026, compared to 1.7% for the same period in fiscal 2025.

Consolidated administrative expenses from continuing operations for the three- month period ended February 28, 2026 were $1,038,000 compared to $1,059,000  for the same period in fiscal 2025. Administrative expenses as a percentage of sales were 15.6% for the three months ended February 28, 2026, compared to 20.6% for the same period in fiscal 2025. Administrative expenses have decreased slightly in fiscal 2026 despite the increase in sales as we have not replaced overhead cut in previous years. We continue to be conscious of adding additional overhead while market conditions are still slow in the Agricultural Products segment.

Net income (loss)

Consolidated net income was $196,000 for the three-month period ended February 28, 2026, compared to net loss of $56,000 for the same period in fiscal 2025. We are reporting positive operating results in both of our business segments through the first quarter of fiscal 2026. The small uptick in the agricultural market coupled with cost cutting procedures enacted in fiscal 2024 in the Agricultural Products segment has stabilized our operating result to prepare us for a future uptrend in the agriculture cycle. We continue to focus on remaining competitive with pricing, features and availability to ensure we are considered for retail opportunities. Our Modular Buildings segment's success is expected to continue as solid leads make their way to our sales team.

Order Backlog

The consolidated order backlog net of discounts as of April 7, 2026 was $7,287,000 compared to $4,482,000 as of April 7, 2025, a 62.6% increase. The order backlog in our Agricultural Products segment was $2,774,000 as of  April 7, 2026 compared to $2,016,000 in fiscal 2025, a 37.6% increase. Demand has remained steady throughout fiscal 2026 for our agriculture products and is much improved from a year ago due to higher row crop prices and record cattle prices. The backlog for the Modular Buildings segment was $4,513,000 as of April 7, 2026, compared to $2,466,000 in fiscal 2025, an 83% increase. Quoting activity in both the research and agriculture buildings markets have been strong so far in fiscal 2026, with further contracts expected to execute with customers we are performing design agreements for. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our primary source of funds for the three months ended February 28, 2026 was cash generated by operating activities including profitability and the increase of customer deposits and accounts payable as we incurred costs on construction contracts. We expect the collection of accounts receivable, progress on construction contracts and reduction of inventory to be primary sources of cash for the remainder of fiscal 2026. We expect our primary cash needs for the remainder of the fiscal year to be tied to operating expenses and retirement of debt.

As of February 28, 2026, our revolving credit line had an outstanding principal balance of $3,431,937. We renewed our revolving line of credit with Bank Midwest on March 19, 2026, with a scheduled maturity date of March 30, 2027. In our most recent renewal, we negotiated an interest rate 50 basis points lower than our previous line of credit tied to SOFR to recognize expected interest rate decreases sooner. Bank Midwest's credit committee has preapproved an additional $1,500,000 of principal for the 2026 renewal, consistent with the borrowing availability of our previous line of credit, in the event we need additional funding.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The persons serving as our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period subject to this report. Based on this evaluation, the persons serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of February 28, 2026. Our management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

We did not purchase any shares of our common stock during the first quarter of fiscal 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements. During the three months ended  February 28, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description
3.1

Conformed Certificate of Incorporation of Art’s-Way Manufacturing Co., Inc. – incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020.

3.2	Conformed Bylaws of Art’s-Way Manufacturing Co., Inc.– incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020.
10.1	Solar System Purchase Agreement, dated as of December 19, 2025, by and between Art's-Way Manufacturing Co., Inc., and Midwest Solar Installers - incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on December 29, 2025.
10.2	Change in Terms Agreement (Mortgage), Between Bank Midwest and Art's Way Manufacturing Co., Inc. dated March 19, 2026 - filed herewith.
10.3	Change in Terms Agreement (Roof Loan), Between Bank Midwest and Art's Way Manufacturing Co., Inc. dated March 19, 2026 - filed herewith.
10.4	Promissory Note, Between Bank Midwest and Art's Way Manufacturing Co., Inc. dated March 19, 2026 - filed herewith.
31.1	Certification of Chief Executive Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
31.2	Certification of Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 - furnished herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - furnished herewith.
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

ART’S-WAY MANUFACTURING CO., INC.

Date: April 13, 2026	By: /s/ Marc H. McConnell
Marc H. McConnell
President, Chief Executive Officer and Chairman

Date: April 13, 2026	By: /s/ Michael W. Woods
Michael W. Woods
Chief Financial Officer