Form 10-Q
period 2026-05-31
ARTS WAY MANUFACTURING CO INC
filed 2026-07-15
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2026

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 000-05131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of common shares outstanding as of June 22, 2026: 5,201,386

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	May 31, 2026	November 30, 2025
Assets
Current assets:
Cash	5,969	4,849
Receivables, net	2,705,607	2,201,879
Inventories, net	11,497,820	11,708,242
Cost and profit in excess of billings	856,959	379,547
Other current assets	955,203	487,020
Total current assets	16,021,558	14,781,537

Property, plant, and equipment, net	5,241,316	5,082,406
Assets held for lease, net	139,283	144,618
Deferred income taxes, net	1,953,092	2,060,934
Other assets	323,150	408,060
Total assets	$23,678,399	$22,477,555
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,508,763	902,326
Customer deposits	175,142	88,920
Billings in excess of cost and profit	529,447	430,712
Income taxes payable	15,000	15,000
Accrued expenses	1,093,748	1,327,569
Line of credit	3,495,438	3,252,437
Current portion of finance lease liabilities	269,135	255,748
Insurance premium finance liability	112,526	-
Current portion of long-term debt	191,348	165,326
Total current liabilities	7,390,547	6,438,038

Long-term portion of finance lease liabilities	268,111	408,154
Long-term debt, excluding current portion	2,215,497	2,325,103
Total liabilities	9,874,155	9,171,295
Commitments and Contingencies (Notes 8, 10, 11 and 14)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares on May 31, 2026 and November 30, 2025; issued and outstanding 0 shares on May 31, 2026 and November 30, 2025.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares on May 31, 2026 and November 30, 2025; 5,315,673 issued on May 31, 2026 and 5,225,423 on November 30, 2025	53,157	52,254
Additional paid-in capital	5,328,020	5,199,167
Retained earnings	8,733,448	8,363,527
Treasury stock, at cost (114,287 shares on May 31, 2026 and 113,589 shares on November 30, 2025)	(310,381)	(308,688)
Total stockholders’ equity	13,804,244	13,306,260
Total liabilities and stockholders’ equity	$23,678,399	$22,477,555

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Sales	$7,854,123	$6,336,690	$14,494,409	$11,477,645
Cost of goods sold	5,822,256	4,276,913	10,551,082	7,921,359
Gross profit	2,031,867	2,059,777	3,943,327	3,556,286
Expenses
Engineering	94,062	84,115	200,609	169,345
Selling	433,573	435,902	870,276	785,879
General and administrative	1,217,650	1,029,106	2,255,843	2,087,924
Total expenses	1,745,285	1,549,123	3,326,728	3,043,148
Income from operations	286,582	510,654	616,599	513,138

Other income (expense):
Interest expense	(113,047)	(99,666)	(223,824)	(175,354)
Other	52,350	1,464,892	88,557	1,467,686
Total other income (expense)	(60,697)	1,365,226	(135,267)	1,292,332
Income before income taxes	225,885	1,875,880	481,332	1,805,470
Income tax expense	52,406	393,811	111,411	379,157
Net income	$173,479	$1,482,069	$369,921	$1,426,313

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Stockholders' Equity
Six Months Ended May 31, 2026 and May 31, 2025
(Unaudited)

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2024	5,149,173	$51,492	$5,020,849	$7,328,628	112,714	$(307,146)	$12,093,823
Stock based compensation	72,500	725	103,439	-	875	(1,542)	102,623
Net loss	-	-	-	1,426,313	-	-	1,426,313
Balance, May 31, 2025	5,200,173	$52,217	$5,124,289	$8,754,941	113,589	$(308,688)	$13,622,758

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2025	5,225,423	$52,254	$5,199,167	$8,363,527	113,589	$(308,688)	$13,306,260
Stock based compensation	90,250	903	128,853	-	698	(1,693)	128,063
Net income	-	-	-	369,921	-	-	369,921
Balance, May 31, 2026	5,315,673	$53,157	$5,328,020	$8,733,448	114,287	$(310,381)	$13,804,244

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	May 31, 2026	May 31, 2025
Cash flows from operations:
Net income	$369,921	$1,426,313
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	129,756	104,164
Decrease in obsolete inventory reserves	122,568	71,156
Gain on disposal of property, plant, and equipment	(47,594)	-
Depreciation and amortization expense	409,720	397,935
Amortization of cloud computing implementation costs	-	60,909
Increase (decrease) in allowance for expected credit losses - receivables	12,313	(60,796)
Deferred income taxes	107,842	378,721
Changes in assets and liabilities:
(Increase) decrease in:
Receivables	(516,040)	592,904
Inventories	87,854	(519,045)
Cost and profit in excess of billings	(477,411)	(123,201)
Other assets	(246,093)	(182,591)
Increase (decrease) in:
Accounts payable	606,437	303,687
Billings in excess of cost and profit	98,735	(888,346)
Customer deposits	86,222	25,630
Income taxes payable	-	(500)
Accrued expenses	(233,819)	(334,565)
Net cash provided by operating activities	510,409	1,252,373
Cash flows from investing activities:
Purchases of property, plant, and equipment	(517,053)	(213,441)
Proceeds from sale of assets	86,262	-
Net cash used in investing activities	(430,791)	(213,441)
Cash flows from financing activities:
Net change in line of credit	243,000	(866,000)
Principal payments on finance lease obligations	(126,656)	(109,724)
Principal payments on financed insurance premiums	(109,564)	-
Repayment of term debt	(83,585)	(58,993)
Repurchases of common stock	(1,693)	(1,542)
Net cash used in financing activities	(78,498)	(1,036,258)
Net increase in cash	1,120	2,674
Cash at beginning of period	4,849	1,860
Cash at end of period	$5,969	$4,534

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$216,063	$157,131
Income taxes	$3,570	$992

Supplemental disclosures of non-cash operating activities:
Financed insurance premium (other current assets)	$222,090	$-
Right-of-use (ROU) assets acquired (included in other assets)	$-	$52,285
Amortization of operating lease ROU assets (included in other assets)	$-	$13,774

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

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

2)	Summary of Significant Accounting Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the condensed financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2025. The results of operations for the three and six months ended May 31, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2026.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three and six months ended May 31, 2026. Actual results could differ from those estimates.

Allowance for Credit Losses

The Company uses aging categories to estimate expected credit losses on trade receivables. The Company considers the following factors in its analysis: historical loss experience, forward-looking macroeconomic factors, company credit risk including previous delinquencies, disputed amounts, and the intent and ability to pay. The Company's typical credit terms are Net 30, however, it also offers terms up to 360 days on floor plan units. The Company considers trade receivables greater than 30 days past due, but is not required to disclose past due receivables with an original term less than one year. The Company performs additional analysis monthly on amounts over 90 days past due to determine collectability. The Company has assigned expected credit loss percentages based on where the asset falls in the aging schedule. The Company's actual credit losses have been low compared to historical allowance estimates. The Company has considered the current interest rate environment and the overall health in the agricultural commodity market and believes its method of estimating a higher than historical loss percentage to be an adequate estimate of actual expected losses.

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

Recently Issued Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In October 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-06, Disclosure Improvements (“ASU 2023-06”), to clarify or improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB ASC with the SEC’s regulations. The amendments in ASU 2023-06 will become effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. We are currently evaluating the impact of ASU 2023-06 on the Company's consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is not expecting a significant impact to its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact these standards will have on it financial statements.

3)	Disaggregation of Revenue

The following table displays revenue by reportable segment from external customers, disaggregated by major source. The Company believes disaggregating by these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended May 31, 2026
	Agricultural Products	Modular Buildings	Total
Farm equipment	$3,631,000	$-	$3,631,000
Farm equipment service parts	670,000	-	670,000
Modular buildings	-	3,452,000	3,452,000
Modular building lease income	-	-	-
Other	73,000	28,000	101,000
	$4,374,000	$3,480,000	$7,854,000

	Three Months Ended May 31, 2025
	Agricultural Products	Modular Buildings	Total
Farm equipment	$3,350,000	$-	$3,350,000
Farm equipment service parts	603,000	-	603,000
Modular buildings	-	2,227,000	2,227,000
Modular building lease income	-	26,000	26,000
Other	73,000	58,000	131,000
	$4,026,000	$2,311,000	$6,337,000

	Six Months Ended May 31, 2026
	Agricultural	Modular Buildings	Total
Farm equipment	$6,515,000	$-	$6,515,000
Farm equipment service parts	1,460,000	-	1,460,000
Modular buildings	-	6,332,000	6,332,000
Modular building lease income	-	-	-
Other	153,000	34,000	187,000
	$8,128,000	$6,366,000	$14,494,000

	Six Months Ended May 31, 2025
	Agricultural	Modular Buildings	Total
Farm equipment	$5,344,000	$-	$5,344,000
Farm equipment service parts	1,486,000	-	1,486,000
Modular buildings	-	4,346,000	4,346,000
Modular building lease income	-	72,000	72,000
Other	143,000	87,000	230,000
	$6,973,000	$4,505,000	$11,478,000

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

On May 31, 2026, the Company had approximately $373,000 in receivables on the floorplan program with a due date greater than 30 days compared to $102,000 on May 31, 2025.

4)	Receivables

Receivables are shown net of allowances for expected credit losses. Expected losses are recorded in administrative expense at the time of receivable recognition.

The activity related to expected credit losses for the six months ended May 31, 2026 and six months ended May 31, 2025 was as follows:

	Six Months Ended	Six Months Ended
	May 31, 2026	May 31, 2025
Balance, beginning	$60,601	$47,839
Provision charged to expense	12,313	(60,797)
Less amounts charged-off	-	60,797
Balance, ending	$72,914	$47,839

5)	Contract Receivables, Contract Assets and Contract Liabilities

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers included on the Condensed Consolidated Balance Sheets.

	May 31, 2026	November 30, 2025
Receivables	$2,706,000	$2,202,000
Assets (cost and profit in excess of billings)	857,000	380,000
Liabilities (billings in excess of profit and customer deposits)	705,000	520,000

The amount of revenue recognized in the first six months of fiscal 2026 that was included in a contract liability on  November 30, 2025 was approximately $421,000 compared to $248,000 in the same period of fiscal 2025. The beginning contract receivables, assets and liabilities on December 1, 2024 were approximately $2,373,000, $213,000 and $2,110,000, respectively.

6)	Net Income Per Share of Common Stock

Net income per share of common stock has been computed on the basis of the weighted average number of common shares outstanding.

Net income per share has been computed based on the following as of  May 31, 2026 and May 31, 2025:

	For the Three Months Ended
	May 31, 2026	May 31, 2025
Numerator for net income per share:

Net income	$173,479	$1,482,069

Denominator:
For net income per share - weighted average common shares outstanding	5,188,198	5,094,188

Net income per share	$0.03	$0.29

	For the Six Months Ended
	May 31, 2026	May 31, 2025
Numerator for net income per share:

Net income	$369,921	$1,426,313

Denominator:
For net income per share - weighted average common shares outstanding	5,164,445	5,074,643

Net income per share	$0.07	$0.28

7)	Inventory

Major classes of inventory are:

	May 31, 2026	November 30, 2025
Raw materials	$8,446,021	$8,272,500
Work in process	424,151	387,332
Finished goods	4,743,691	5,441,067
Total Gross Inventory	$13,613,863	$14,100,899
Less: Reserves	(2,116,043)	(2,392,656)
Net Inventory	$11,497,820	$11,708,242

8)	Accrued Expenses

Major components of accrued expenses are:

	May 31, 2026	November 30, 2025
Salaries, wages, and commissions	$650,942	$729,429
Accrued warranty expense	177,661	225,000
Other	265,145	373,140
Total accrued expenses	$1,093,748	$1,327,569

9)	Assets Held for Lease

Major components of assets held for lease are:

	May 31, 2026	November 30, 2025
Modular Buildings	$80,605	$80,605
Agricultural Products equipment	58,678	64,013
Total assets held for lease (net)	$139,283	$144,618

There were approximately $1,000 and $3,000 of rents recognized from assets held for lease included in sales on the Condensed Consolidated Statements of Operations during the three and six months ended May 31, 2026, compared to $26,000 and $72,000 for the three and six months ended May 31, 2025, respectively.

There were no future minimum lease receipts as of  May 31, 2026.

10)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. Product warranty is included in the price of the product and provides assurance that the product will function in accordance with agreed-upon specifications. It does not represent a separate performance obligation under ASC 606. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 8 “Accrued Expenses.” Changes in the Company’s product warranty liability for the three and six months ended May 31, 2026 and  May 31, 2025 are as follows:

	Three Months Ended
	May 31, 2026	May 31, 2025
Balance, beginning	$230,905	$190,831
Provision charged to expense	99,541	98,336
Less amounts charged-off	(152,785)	(75,238)
Balance, ending	$177,661	$213,929

	Six Months Ended
	May 31, 2026	May 31, 2025
Balance, beginning	$225,000	$225,186
Provision charged to expense	177,480	183,376
Less amounts charged-off	(224,819)	(194,633)
Balance, ending	$177,661	$213,929

11)	Loan and Credit Agreements

Bank Midwest Revolving Lines of Credit and Term Loans

The Company maintains a $4,000,000 revolving line of credit (the "Line of Credit”) with Bank Midwest. On May 31, 2026, the balance of the Line of Credit was $3,495,438 with $504,562 remaining available. The Line of Credit is subject to a borrowing base, which is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of net inventory, less any outstanding loan balance on the Line of Credit. On May 31, 2026, the Line of Credit was not limited by the borrowing base calculation. Any unpaid principal amount borrowed on the Line of Credit accrues interest at a floating rate per annum equal to the 1-month SOFR (the "index") rate plus 2.600 percentage points over the index that is published by the CME Group Benchmark Administration on its website each business day. The interest rate floor is set at 5.00% per annum and the interest rate on June 18, 2026 was 6.23% per annum. The Line of Credit was most recently renewed on March 19, 2026 with a maturity date of  March 30, 2027 and requires monthly interest-only payments. The Line of Credit is governed by the terms of a Promissory Note, dated March 19, 2026, entered into between the Company and Bank Midwest.

On June 22, 2026, the Company entered into a credit facility (the “Credit Facility”) with Bank Midwest, consisting of a $500,000 revolving line of credit (the “Reserve Line of Credit”) which is governed by a Promissory Note executed and delivered by the Company on such date. The Reserve Line of Credit is secondary to the Company’s Line of Credit and will be utilized upon the Line of Credit reaching capacity. The Reserve Line of Credit matures on March 30, 2027 with monthly interest-only payments at a rate of 2.600% above the 1-month SOFR index with an initial interest rate is 6.225% per annum. The Reserve Line of Credit was activated to pay large equipment deposits on a new fiberoptic laser and crane system for the Agricultural Products Segment. Upon delivery and installation, which is estimated in 16-18 weeks, the deposits and balance of the equipment will be converted to term debt with a 15-year term at an original estimated rate of 6.50% per annum (estimated interest rate may fluctuate with market rates).

The Company carries a $2,600,000 term loan with Bank Midwest due October 1, 2037 (the “Term Loan”). The Term Loan accrues interest at a rate of 6.25%, which was most recently updated with a change of terms agreement on March 19, 2026. The interest rate may only be adjusted by Bank Midwest once every five years. Monthly payments of $19,648 in principal and interest are required on the Term Loan. The Term Loan is also guaranteed by the United States Department of Agriculture (“USDA”), which required an upfront guarantee fee of $62,400 and requires an annual fee of 0.5% of the unpaid balance. As part of the USDA guarantee requirements, shareholders owning more than 20% are required to personally guarantee a portion of the Term Loan, in an amount equal to their stock ownership percentage. McConnell Legacy Investments, which owns more than 20% of the Company’s outstanding stock, is guaranteeing approximately 38% of the Term Loan, for an annual fee of 2% of the personally guaranteed amount. The initial guarantee fee is being amortized over the life of the Term Loan, and the annual fees and personally guaranteed amounts are expensed monthly. The Term Loan is governed by the terms of a Promissory Note, dated September 28, 2017, entered into between the Company and Bank Midwest.

The Company has carried a term loan with Bank Midwest in the amount of $516,971 (the “Roof Loan”) to replace portions of the roof on its Armstrong facility since October 1, 2025. The Term Loan accrues interest at a rate of 6.25% with a payback period of 10 years with the latest interest rate update coming on March 19, 2026 in a change of terms agreement. The interest rate will remain fixed until April 5, 2031 and will then be repriced to the 5-Year Treasury Index plus a margin of 3.25% . Monthly payments of $6,102 in principal and interest are required on the Term Loan beginning on November 5, 2025.

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

A summary of the Company’s term debt is as follows:

	May 31, 2026	November 30, 2025
Bank Midwest loan payable in monthly installments of $19,648 including interest at 6.25%, due October 1, 2037	$1,605,209	$1,666,762
Bank Midwest loan payable in monthly installments of $6,102 including interest at 6.25%, due October 5, 2035	495,142	514,406
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 18, 2022, due June 18, 2050	152,854	154,381
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 24, 2022, due June 24, 2050	153,640	154,880
Total term debt	$2,406,845	$2,490,429
Less current portion of term debt	191,348	165,326
Term debt, excluding current portion	$2,215,497	$2,325,103

A summary of the minimum maturities of term debt follows for the twelve month periods ending May 31:

Year	Amount
2027	$191,348
2028	199,352
2029	212,469
2030	226,106
2031	240,622
2032 and thereafter	1,336,948
$2,406,845

12)	Income Taxes

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

During the three and six months ended May 31, 2026, and May 31, 2025, the Company did not recognize any revenues from transactions with a related party, and no amounts in accounts receivable balances were due from a related party. From time to time, the Company purchases various supplies from related parties, which are companies in which Marc McConnell, the Company's chairman and principal executive officer, has an ownership interest and also serves as President. McConnell Legacy Investments is paid a monthly fee to guarantee a portion of the Company’s term debt in accordance with the USDA guarantee obtained on the Company’s term debt. In the three and six months ended May 31, 2026, the Company recognized $2,960 and $6,115 of expense for transactions with related parties compared to $3,175 and $6,530 for the three and six months ended May 31, 2025. As of May 31, 2026, accrued expenses contained a balance of $1,003 owed to a related party compared to $1,131 on May 31, 2025.

14)	Leases

The components of finance leases on the Condensed Consolidated Balance Sheets on May 31, 2026 and November 30, 2025 were as follows:

	May 31, 2026	November 30, 2025
Finance lease right-of-use assets (net of amortization in other assets)	$286,463	$368,720

Current portion of finance lease liabilities	$269,135	$255,748
Long-term portion of finance lease liabilities	268,111	408,154
Total finance lease liabilities	$537,246	$663,902

The Company entered into a sales-type lease agreement as the lessor in the second quarter of fiscal 2026. The expected inception of the lease is July 1, 2026 with $5,682 per month over 36 months of lease payments and $62,500 for delivery and installation.

15)	Equity Incentive Plan and Stock Based Compensation

On February 25, 2020, the Board of Directors of the Company (the “Board”) authorized and approved the Art’s-Way Manufacturing Co., Inc. 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan was approved by the stockholders on April 30, 2020. The 2020 Plan replaced the Art’s-Way Manufacturing Co., Inc. 2011 Equity Incentive Plan (the “2011 Plan”) and prior plans. The 2020 Plan added an additional 500,000 shares to the number of shares reserved for issuance pursuant to equity awards. No further awards will be made under the 2011 Plan or other prior plans. Awards to directors and executive officers under the 2020 Plan are governed by the forms of agreement approved by the Board. Stock options or other awards granted prior to February 25, 2020 are governed by the applicable prior plan and the forms of agreement adopted thereunder. At the April 21, 2026 annual meeting, shareholders approved an amendment to the 2020 plan reserving an additional 500,000 shares for equity awards.

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

Shares issued under the 2020 Plan for the three and six month periods ended May 31, 2026 and 2025 are as follows:

	For the Three Months Ended
	May 31, 2026	May 31, 2025
Shares issued to directors (immediate vesting)	20,000	20,000
Shares issued to directors, employees, and consultants (three year vesting)	-	1,500
Total shares issued (forfeited)	20,000	21,500

	For the Six Months Ended
	May 31, 2026	May 31, 2025
Shares issued to directors (immediate vesting)	25,000	25,000
Shares issued to directors and employees (three-year vesting)	65,250	47,500
Total shares issued (forfeited)	90,250	72,500

16)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. On  May 31, 2026 and November 30, 2025, the carrying amount approximated fair value for cash, receivables, accounts payable, notes payable to bank, finance lease liabilities and other current and long-term liabilities. The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of these instruments. The fair value of the finance lease liabilities also approximate recorded value, as its measurement is based on discounting future cash flows at rates implicit in the lease. The rates implicit in the lease do not materially differ from current market rates. The fair value of the Company’s term loans payable also approximates recorded value because the interest rates do not substantially differ from current interest rates the Company could obtain under similar terms.

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

Approximate financial information with respect to the reportable segments is as follows.

	Three Months Ended May 31, 2026
	Agricultural Products	Modular Buildings	Consolidated 1
Revenue from external customers	$4,374,000	$3,480,000	7,854,000
Gross profit	1,066,000	966,000	2,032,000
Operating Expense	1,295,000	450,000	1,745,000
Income from operations	(229,000)	516,000	287,000
Income (loss) before tax	(279,000)	505,000	226,000
Income tax expense (benefit)	$(64,000)	$117,000	53,000

Total Assets	$19,315,000	$4,363,000	23,678,000
Capital expenditures	309,000	31,000	340,000
Depreciation & Amortization	163,000	42,000	205,000
Interest expense	100,000	13,000	113,000
Engineering	94,000	-	94,000
Selling	257,000	177,000	434,000
General and administrative (G&A)	944,000	273,000	1,217,000
Corporate expense (included in G&A)	$162,000	$45,000	207,000

	Three Months Ended May 31, 2025
	Agricultural Products	Modular Buildings	Consolidated [1]
Revenue from external customers	$4,026,000	$2,311,000	6,337,000
Gross profit	1,095,000	965,000	2,060,000
Operating Expense	1,144,000	406,000	1,550,000
Income (loss) from operations	(49,000)	559,000	510,000
Income (loss) before tax	1,105,000	771,000	1,876,000
Income tax expense (benefit)	$232,000	$162,000	394,000

Total Assets	$17,848,000	$3,031,000	20,879,000
Capital expenditures[2]	134,000	49,000	183,000
Depreciation & Amortization	147,000	42,000	190,000
Interest Expense	85,000	14,000	99,000
Engineering	84,000	-	84,000
Selling	261,000	175,000	436,000
General and administrative (G&A)	799,000	231,000	1,030,000
Corporate expense (included in G&A)	$139,000	$45,000	184,000

	Six Months Ended May 31, 2026
	Agricultural Products	Modular Buildings	Consolidated[1]
Revenue from external customers	$8,128,000	$6,366,000	$14,494,000
Gross profit	2,362,000	1,581,000	3,943,000
Operating Expense	2,490,000	837,000	3,327,000
Income (loss) from operations	(128,000)	744,000	616,000
Income (loss) before tax	(270,000)	751,000	481,000
Income tax expense (benefit)	(62,000)	$174,000	$112,000

Total Assets	$19,315,000	$4,363,000	$23,678,000
Capital expenditures	449,000	67,000	516,000
Depreciation & Amortization	317,000	92,000	409,000
Interest expense	197,000	27,000	224,000
Engineering	201,000	-	201,000
Selling	543,000	327,000	870,000
General and administrative (G&A)	1,746,000	510,000	2,256,000
Corporate expense (included in G&A)	$259,000	$90,000	$349,000

	Six Months Ended May 31, 2025
	Agricultural Products	Modular Buildings	Consolidated[1]
Revenue from external customers	$6,973,000	$4,505,000	11,478,000
Gross profit	1,883,000	1,674,000	3,557,000
Operating Expense	2,310,000	733,000	3,043,000
Income (loss) from operations	(428,000)	941,000	513,000
Income (loss) before tax	667,000	1,138,000	1,805,000
Income tax expense (benefit)	$140,000	$239,000	379,000

Total Assets	$17,848,000	$3,031,000	20,879,000
Capital expenditures[2]	200,000	65,000	265,000
Depreciation & Amortization	295,000	103,000	397,000
Interest expense	147,000	29,000	176,000
Engineering	169,000	-	169,000
Selling	467,000	319,000	786,000
General and administrative (G&A)	1,674,000	414,000	2,088,000
Corporate expense (included in G&A)	$240,000	$90,000	$330,000

1.	The consolidated total in the tables is a sum of segment figures and may not tie to actual figures in the condensed consolidated financial statements due to rounding.
2.	Includes $52,000 of Right of Use Assets acquired in the Agricultural Products Segment.

18)	Subsequent Events

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements with the exception of the "Reserve Line of Credit" in Note 11 - Loan and Credit Agreements, the sales-type lessor agreement in Note 14 - Leases and the following:

In June of 2026, the Company was informed that Rural Energy for America Program funding was depleted and decided to not move forward with completing the solar project that was signed on December 19, 2025. The Solar System Purchase Agreement (the “Agreement”) was for the installation of a solar energy system by Midwest Solar Installers at the Company’s principal executive offices. The Agreement was contingent on a grant from the United States Department of Agriculture under its Rural Energy for America Program of which 25% of the total eligible project costs can be paid for with USDA funds and another 50% of the project costs can be guaranteed in the form of a loan from the USDA.

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

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of our financial statements as of May 31, 2026 remain unchanged from November 30, 2025. Disclosure of these critical accounting policies is incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2025.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales from continuing operations for the three- and six-month periods ended May 31, 2026 were $7,854,000 and $14,494,000, respectively, compared to $6,337,000  and $11,478,000, respectively, during the same periods in fiscal 2025. Our sales increased $1,517,000, or 23.9% for the three months ended May 31, 2026 and $3,016,000, or 26.3% for the six months ended May 31, 2026 compared to same periods in fiscal 2025. Consolidated gross margin for the three and six months ended May 31, 2026 was 25.9% and 27.2% compared to 32.5% and 31.0% for the same periods in fiscal 2025.

Sales in our Agricultural Products segment during the second quarter of fiscal 2026 were $4,374,000 compared to $4,026,000 during the same period of fiscal 2025, an increase of $348,000, or 8.6%. Sales for the six months ended May 31, 2026 were $8,128,000 compared to $6,973,000, an increase of $1,155,000, or 16.6%. Livestock prices continued to be elevated through the second quarter of fiscal 2026 and are driving the increased demand for our agricultural products year-on-year. We continue to see steady demand for grinder mixers, manure spreaders and bale processors, despite modest row crop prices through the first six months of fiscal 2026. Our sugar beet equipment demand is down from prior years, as sugar beet prices declined in the first fiscal quarter of 2026. To offset some of the demand decrease, we strategically deployed an experienced product specialist into our primary beet territory to drive new customer activity and technological development. The timing of this hire aligns with the unveiling of a new product in the beet market for fiscal 2026. We have increased our finished product inventory since the fall of 2025 to be prepared for retail opportunities in fiscal 2026, which we believe has been an opportunistic move. Our inventory levels are still elevated as compared to prior years, but are putting us in a position where our short lead times are providing a competitive edge. Gross margin for our Agricultural Products segment for the three-month period ended May 31, 2026 was 24.4% compared to 27.2% for the same period in fiscal 2025. Gross margin for the six months ended May 31, 2026 was 29.1% compared to 27.0% for the same period of fiscal 2025. The margin decrease for the three months ended May 31, 2026 is due primarily to price increases on steel. The gross margin increase for the six months ended May 31, 2026 is due primarily to strong demand for our grinder mixers. Our grinder mixer sales are up approximately $1,319,000 year-on-year. Rising steel and oil prices may challenge our margins for the rest of fiscal 2026 if we continue to see increases.

Our second fiscal quarter sales in our Modular Buildings segment were $3,480,000 compared to $2,311,000 for the same period in fiscal 2025, an increase of $1,169,000, or 50.6%. Our sales for the six months ended May 31, 2026 were $6,366,000 compared to $4,505,000 for the same period of fiscal 2025, an increase of $1,861,000, or 41.3%. We carried a strong modular building backlog into fiscal 2026, unlike fiscal 2025, which has driven the revenue increase so far this year. Our agricultural modular building business is up approximately $407,000, or 29.5% year-on-year due to strong livestock prices. Our research-related modular building sales are up approximately $1,578,000 or 53.2% for the six months ended May 31, 2026 due to large projects we contracted at the end of fiscal 2025. Current backlog is expected to carry us through the third quarter of fiscal 2026. Additionally, we expect current engineering projects to convert to construction projects in the third fiscal quarter. The private research market continued to carry strong demand for laboratory space during the first six months of fiscal 2026. Gross margin in the Modular Buildings segment for the three- and six-month period ended May 31, 2026 was 27.8% and 24.8%, respectively, compared to 41.7% and 37.2% for the same periods in fiscal 2025. Our margin decrease for the first six months of fiscal 2026 is due to the selling of a warrantied agriculture modular building at cost, project overages on site work while completing current contracts and contingencies that became profits in the first quarter of fiscal 2025 that was not repeated in the first six months of fiscal 2026.

Expenses

Consolidated selling expenses from continuing operations for the three and six months ended May 31, 2026 were $434,000, and $870,000, respectively, compared to $436,000  and $786,000 for the same periods in fiscal 2025. The increase in selling expenses is due to increased commissions and royalties from increased sales along with additional targeted advertising campaign expenditures in fiscal 2026. Selling expenses as a percentage of sales were 6.0% for the six months ended May 31, 2026 compared to 6.9% for the six months ended May 31, 2025.

Consolidated engineering expenses from continuing operations were $94,000 for the three months ended May 31, 2026 compared to $84,000 for the same period in fiscal 2025. Consolidated engineering expenses from continuing operations were $201,000 for the six months ended May 31, 2026 compared to $169,000 for the same period in fiscal 2025. The increase in engineering expenses is related to additional research and development costs incurred in 2026 as we made product changes that we felt could drive more sugar beet product demand. Engineering expenses as a percentage of sales were 1.4% for the six months ended May 31, 2026, compared to 1.5 % for the same period in fiscal 2025.

Consolidated administrative expenses from continuing operations for the three months ended May 31, 2026 were $1,218,000 compared to $1,029,000  for the same period in fiscal 2025. Consolidated administrative expenses from continuing operations for the six months ended May 31, 2026 were $2,256,000 compared to $2,088,000 for the same period in fiscal 2025. Administrative expenses as a percentage of sales were 15.6% for the six months ended May 31, 2026, compared to 18.2% for the same period in fiscal 2025. Administrative expenses have increased in fiscal 2026 despite the increase in sales as we have not replaced overhead cut in previous years. We continue to be conscious of adding additional overhead while market conditions are still slow in the Agricultural Products segment.

Net income

Consolidated net income was $173,000 for the three-month period ended May 31, 2026, compared to net income of $1,482,000 for the same period in fiscal 2025. Consolidated net income was $370,000 for the six-month period ended May 31, 2026, compared to net income of $1,426,000 for the same period in fiscal 2025. In the six months ended May 31, 2025 we received approximately $1,154,000 of Employee Retention Credit refunds net of preparation fees and tax, which is the primary reason for our decrease in net income for fiscal 2026. Overall we did see improved income from operations for both the three and six months ended May 31, 2026. The small uptick in the agricultural market coupled with cost cutting procedures enacted in fiscal 2024 in the Agricultural Products segment has stabilized our operating results to prepare us for a potential future uptrend in the agriculture cycle. We continue to focus on remaining competitive with pricing, features and availability to ensure we are considered for retail opportunities. Our Modular Buildings segment's success is expected to continue as solid leads make their way to our sales team.

Order Backlog

The consolidated order backlog net of discounts as of July 7, 2026 was $2,744,000 compared to $4,407,000 as of July 7, 2025, a 37.7% decrease. The order backlog in our Agricultural Products segment was $1,413,000 as of  July 7, 2026 compared to $863,000 in fiscal 2025, a 63.7% increase. Demand has remained steady throughout fiscal 2026 for our agriculture products and is much improved from a year ago due to higher row crop prices and record cattle prices. The backlog for the Modular Buildings segment was $1,332,000 as of July 7, 2026, compared to $3,544,000 in fiscal 2025, a 62.4% decrease. Quoting activity in both the research and agriculture buildings markets have been strong so far in fiscal 2026, with further contracts expected to execute with customers we are performing design agreements for. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our primary source of funds for the six months ended May 31, 2026 was cash generated by operating activities including profitability and the increase of accounts payable as we incurred costs on construction contracts. We expect the collection of accounts receivable, progress on construction contracts, and reduction of inventory to be primary sources of cash for the remainder of fiscal 2026. We expect our primary cash needs for the remainder of the fiscal year to be tied to operating expenses and retirement of debt.

As of May 31, 2026, our revolving credit line (the "Line of Credit") had an outstanding principal balance of $3,495,438. We renewed our revolving line of credit with Bank Midwest on March 19, 2026, with a scheduled maturity date of March 30, 2027. In our most recent renewal, we negotiated an interest rate 50 basis points lower than our previous line of credit tied to SOFR to recognize expected interest rate decreases sooner. Bank Midwest's credit committee has preapproved an additional $1,500,000 of principal for the 2026 renewal, consistent with the borrowing availability of our previous line of credit, in the event we need additional funding. On June 22, 2026, we entered into a credit facility consisting of a $500,000 revolving line of credit (the “Reserve Line of Credit”). The Reserve Line of Credit is secondary to the Line of Credit and will be utilized upon the Line of Credit reaching capacity. The Reserve Line of Credit was activated to pay large equipment deposits on a new fiberoptic laser and crane system. The deposits and balance of this equipment will be converted to a term loan when installation is complete later this year. The Company expects this capital expenditure will improve quality, efficiency and reliability of our products.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The persons serving as our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period subject to this report. Based on this evaluation, the persons serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of May 31, 2026. Our management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Our common stock repurchases during the second quarter of fiscal 2026 were as follows:

Total Number of
			Shares	Approximate Dollar
			Purchased as part	Value of Shares that
	Total	Average	of	May
	Number	Price	Publicly	Yet Be Purchased
	of Shares	Paid per	Announced	under the
	Purchased (1)	Share	Plans or Programs	Plans or Programs
March 1 to March 31, 2026	-	$-	N/A	N/A
April 1 to April 30, 2026	698	2.43	N/A	N/A
May 1 to May 31, 2026	-	-	N/A	N/A
Total	698	$2.43

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements. During the three months ended  May 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description
3.1

Conformed Certificate of Incorporation of Art’s-Way Manufacturing Co., Inc. – incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020.

3.2	Conformed Bylaws of Art’s-Way Manufacturing Co., Inc.– incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020.
10.1	Change in Terms Agreement (Mortgage), Between Bank Midwest and Art's Way Manufacturing Co., Inc. dated March 19, 2026 - incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the three months ended February 28, 2026.
10.2	Change in Terms Agreement (Roof Loan), Between Bank Midwest and Art's Way Manufacturing Co., Inc. dated March 19, 2026 - incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the three months ended February 28, 2026.
10.3	Promissory Note, Between Bank Midwest and Art's Way Manufacturing Co., Inc. dated March 19, 2026 - incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the three months ended February 28, 2026.
10.4	Promissory Note, Between Bank Midwest and Art's Way Manufacturing Co., Inc. dated June 22, 2026 - filed herewith.
10.5	Amendment No. 1 to the Art's-Way Manufacturing Co., Inc. 2020 Equity Incentive Plan - incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 filed May 13, 2026.
31.1	Certification of Chief Executive Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
31.2	Certification of Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 - furnished herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - furnished herewith.
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

ART’S-WAY MANUFACTURING CO., INC.

Date: July 15, 2026	By: /s/ Marc H. McConnell
Marc H. McConnell
President, Chief Executive Officer and Chairman

Date: July 15, 2026	By: /s/ Michael W. Woods
Michael W. Woods
Chief Financial Officer