Form 10-Q
period 2026-08-31
ARTS WAY MANUFACTURING CO INC
filed 2026-10-13
CIK 7623

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 31, 2026

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File No. 000-05131

ART’S-WAY MANUFACTURING CO., INC.

(Exact name of registrant as specified in its charter)

Delaware	42-0920725
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of common shares outstanding as of October 2, 2026: 5,206,386

Art’s-Way Manufacturing Co., Inc.

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
	August 31, 2026	November 30, 2025
Assets
Current assets:
Cash	2,855	4,849
Receivables, net	5,070,707	2,201,879
Inventories, net	11,492,094	11,708,242
Cost and profit in excess of billings	69,008	379,547
Net investment in sales-type leases, current	53,630	-
Other current assets	605,382	487,020
Total current assets	17,293,676	14,781,537

Property, plant, and equipment, net	6,395,112	5,082,406
Assets held for lease, net	115,151	144,618
Deferred income taxes, net	2,007,522	2,060,934
Net investment in sales-type leases, long-term	122,370	-
Other assets	280,808	408,060
Total assets	$26,214,639	$22,477,555
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,206,138	902,326
Customer deposits	272,797	88,920
Billings in excess of cost and profit	3,354,577	430,712
Income taxes payable	15,000	15,000
Accrued expenses	1,123,886	1,327,569
Line of credit	3,645,000	3,252,437
Current portion of finance lease liabilities	270,647	255,748
Insurance premium finance liability	56,831	-
Current portion of long-term debt	189,946	165,326
Total current liabilities	10,134,822	6,438,038

Long-term portion of finance lease liabilities	202,141	408,154
Long-term debt, excluding current portion	2,171,491	2,325,103
Total liabilities	12,508,454	9,171,295
Commitments and Contingencies (Notes 8, 10, 11 and 14)
Stockholders’ equity:
Undesignated preferred stock - $0.01 par value. Authorized 500,000 shares on August 31, 2026 and November 30, 2025; issued and outstanding 0 shares on August 31, 2026 and November 30, 2025.	-	-
Common stock – $0.01 par value. Authorized 9,500,000 shares on August 31, 2026 and November 30, 2025; 5,320,673 issued on August 31, 2026 and 5,225,423 on November 30, 2025	53,207	52,254
Additional paid-in capital	5,369,632	5,199,167
Retained earnings	8,593,727	8,363,527
Treasury stock, at cost (114,287 shares on August 31, 2026 and 113,589 shares on November 30, 2025)	(310,381)	(308,688)
Total stockholders’ equity	13,706,185	13,306,260
Total liabilities and stockholders’ equity	$26,214,639	$22,477,555

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Sales	$5,615,156	$6,432,296	$20,109,565	$17,909,941
Cost of goods sold	3,954,666	4,666,131	14,505,747	12,587,490
Gross profit	1,660,490	1,766,165	5,603,818	5,322,451
Expenses
Engineering	99,092	87,339	299,701	256,684
Selling	423,895	350,771	1,294,170	1,136,650
General and administrative	1,207,505	983,326	3,463,350	3,071,249
Total expenses	1,730,492	1,421,436	5,057,221	4,464,583
Income (loss) from operations	(70,002)	344,729	546,597	857,868

Other income (expense):
Interest expense	(113,734)	(83,668)	(337,558)	(259,022)
Other	3,741	60,196	92,298	1,527,881
Total other income (expense)	(109,993)	(23,472)	(245,260)	1,268,859
Income (loss) before income taxes	(179,995)	321,257	301,337	2,126,727
Income tax expense (benefit)	(40,275)	67,147	71,137	446,304
Net income (loss)	$(139,720)	$254,110	$230,200	$1,680,423

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Stockholders' Equity
Nine Months Ended August 31, 2026 and August 31, 2025
(Unaudited)

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2024	5,149,173	$51,492	$5,020,849	$7,328,628	112,714	$(307,146)	$12,093,823
Stock based compensation	71,250	712	140,393	-	875	(1,542)	139,564
Net income	-	-	-	1,680,423	-	-	1,680,423
Balance, August 31, 2025	5,220,423	$52,204	$5,161,242	$9,009,051	113,589	$(308,688)	$13,913,809

	Common Stock		Additional		Treasury Stock
	Number of		paid-in	Retained	Number of
	shares	Par value	capital	earnings	shares	Amount	Total

Balance, November 30, 2025	5,225,423	$52,254	$5,199,167	$8,363,527	113,589	$(308,688)	$13,306,260
Stock based compensation	95,250	953	170,465	-	698	(1,693)	169,725
Net income	-	-	-	230,200	-	-	230,200
Balance, August 31, 2026	5,320,673	$53,207	$5,369,632	$8,593,727	114,287	$(310,381)	$13,706,185

See accompanying notes to condensed consolidated financial statements.

ART’S-WAY MANUFACTURING CO., INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	August 31, 2026	August 31, 2025
Cash flows from operations:
Net income	$230,200	$1,680,423
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock based compensation	171,418	141,105
Decrease in obsolete inventory reserves	(495,364)	(36,233)
Gain on disposal of property, plant, and equipment	(47,594)	(9,100)
Net book value of property transferred to sales-type lease	21,465	-
Depreciation and amortization expense	625,059	593,954
Amortization of cloud computing implementation costs	-	60,909
Decrease in allowance for expected credit losses - receivables	(33,743)	(63,947)
Deferred income taxes	53,412	446,030
Changes in assets and liabilities:
(Increase) decrease in:
Receivables	(2,835,085)	412,859
Inventories	711,512	(873,796)
Cost and profit in excess of billings	310,539	(445,760)
Net investment in sales-type leases	(176,000)	-
Other assets	103,728	(106,853)
Increase (decrease) in:
Accounts payable	304,617	231,451
Billings in excess of cost and profit	2,923,865	(1,577,020)
Customer deposits	183,877	(107,832)
Income taxes payable	-	(500)
Accrued expenses	(203,683)	(360,682)
Net cash provided by (used in) operating activities	1,848,223	(14,992)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,841,984)	(474,770)
Net proceeds from sale of assets	86,262	9,100
Net cash used in investing activities	(1,755,722)	(465,670)
Cash flows from financing activities:
Net change in line of credit	392,563	744,000
Principal payments on finance lease obligations	(191,114)	(168,989)
Principal payments on financed insurance premiums	(165,259)	-
Repayment of term debt	(128,992)	(88,707)
Repurchases of common stock	(1,693)	(1,542)
Net cash provided by (used in) financing activities	(94,495)	484,762
Net increase (decrease) in cash	(1,994)	4,100
Cash at beginning of period	4,849	1,860
Cash at end of period	$2,855	$5,960

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$322,113	$259,022
Income taxes	$17,725	$829

Supplemental disclosures of non-cash operating activities:
Financed insurance premium (other current assets)	$222,090	$-
Right-of-use (ROU) assets acquired (included in other assets)	$-	$97,120
Amortization of operating lease ROU assets (included in other assets)	$-	$13,774

See accompanying notes to condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1)	Description of the Company

Unless otherwise specified, as used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Art’s-Way,” and the “Company” refer to Art’s-Way Manufacturing Co., Inc., a Delaware corporation headquartered in Armstrong, Iowa, and its wholly owned subsidiaries.

The Company began operations as a farm equipment manufacturer in 1956. Since that time, it has become a national manufacturer of agricultural equipment and modular buildings. Its principal manufacturing plant is located in Armstrong, Iowa.

The Company has organized its business into two operating segments. Management separately evaluates the financial results of each segment because each is a strategic business unit offering different products and requiring different technology and marketing strategies. The Agricultural Products segment manufactures and sells farm equipment and related replacement parts under the Art’s-Way Manufacturing label and private labels. The Modular Buildings segment manufactures and installs modular buildings for animal containment and various laboratory uses under the Art's-Way Scientific name.

2)	Summary of Significant Accounting Policies

Statement Presentation

The foregoing condensed consolidated financial statements of the Company are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the condensed financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2025. The results of operations for the three and nine months ended August 31, 2026 are not necessarily indicative of the results to be expected for the fiscal year ending November 30, 2026.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the three and nine months ended August 31, 2026. Actual results could differ from those estimates.

Allowance for Credit Losses

The Company uses aging categories to estimate expected credit losses on trade receivables. The Company considers the following factors in its analysis: historical loss experience, forward-looking macroeconomic factors, company credit risk including previous delinquencies, disputed amounts, and the intent and ability to pay. The Company's typical credit terms are Net 30, however, it also offers terms up to 360 days on floor plan units. The Company considers trade receivables greater than 30 days past due, but is not required to disclose past due receivables with an original term less than one year. The Company performs additional analysis monthly on amounts over 90 days past due to determine collectability. The Company has assigned expected credit loss percentages based on where the asset falls in the aging schedule. The Company has considered the current interest rate environment and the overall health of the agricultural commodity market and believes its method of estimating historical loss percentage to be an adequate estimate of actual expected losses.

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

Recently Issued Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In October 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-06, Disclosure Improvements (“ASU 2023-06”), to clarify or improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB ASC with the SEC’s regulations. The guidance in ASU 2023-06 is required to be applied prospectively and the GAAP requirements will be effective when the removal of the related SEC disclosure requirements is effective. If the SEC does not act to remove its related requirements by June 30, 2027, any related FASB amendments will be removed from the Accounting Standards Codification and will not be effective. The Company does not anticipate that the adoption of ASU 2023-06 will have a material impact on the consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact these standards will have on its financial statements.

3)	Disaggregation of Revenue

The following table displays revenue by reportable segment from external customers, disaggregated by major source. The Company believes disaggregating by these categories depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

	Three Months Ended August 31, 2026
	Agricultural Products	Modular Buildings	Total
Farm equipment	$2,257,000	$-	$2,257,000
Farm equipment service parts	728,000	-	728,000
Modular buildings	-	2,541,000	2,541,000
Modular building lease income	-	-	-
Other	80,000	10,000	90,000
	$3,065,000	$2,551,000	$5,616,000

	Three Months Ended August 31, 2025
	Agricultural Products	Modular Buildings	Total
Farm equipment	$1,874,000	$-	$1,874,000
Farm equipment service parts	1,039,000	-	1,039,000
Modular buildings	-	3,438,000	3,438,000
Modular building lease income	-	3,000	3,000
Other	70,000	8,000	78,000
	$2,983,000	$3,449,000	$6,432,000

	Nine Months Ended August 31, 2026
	Agricultural	Modular Buildings	Total
Farm equipment	$8,772,000	$-	$8,772,000
Farm equipment service parts	2,188,000	-	2,188,000
Modular buildings	-	8,872,000	8,872,000
Modular building lease income	-	-	-
Other	233,000	44,000	277,000
	$11,193,000	$8,916,000	$20,109,000

	Nine Months Ended August 31, 2025
	Agricultural	Modular Buildings	Total
Farm equipment	$7,192,000	$-	$7,192,000
Farm equipment service parts	2,550,000	-	2,550,000
Modular buildings	-	7,783,000	7,784,000
Modular building lease income	-	75,000	75,000
Other	214,000	96,000	309,000
	$9,956,000	$7,954,000	$17,910,000

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

On August 31, 2026, the Company had approximately $665,000 in receivables on the floorplan program with a due date greater than 30 days compared to $274,000 on August 31, 2025.

4)	Receivables

Receivables are shown net of allowances for expected credit losses. Expected losses are recorded in administrative expense.

The activity related to expected credit losses for the three and nine months ended August 31, 2026 and 2025 was as follows:

	Three Months Ended	Three Months Ended
	August 31, 2026	August 31, 2025
Balance, beginning	$72,914	$47,839
Provision charged to expense (expected recovery)	(46,056)	(3,150)
Less amounts (charged-off) recovered	-	-
Balance, ending	$26,858	$44,689

	Nine Months Ended	Nine Months Ended
	August 31, 2026	August 31, 2025
Balance, beginning	$60,601	$108,636
Provision charged to expense (expected recovery)	(33,743)	(63,947)
Less amounts charged-off	-	-
Balance, ending	$26,858	$44,689

5)	Contract Receivables, Contract Assets and Contract Liabilities

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers included on the Condensed Consolidated Balance Sheets.

	August 31, 2026	November 30, 2025
Receivables	$5,071,000	$2,202,000
Assets (cost and profit in excess of billings)	69,000	380,000
Liabilities (billings in excess of profit and customer deposits)	3,627,000	520,000

The amount of revenue recognized in the first nine months of fiscal 2026 that was included in a contract liability on  November 30, 2025 was approximately $422,000 compared to $255,000 in the same period of fiscal 2025. The beginning contract receivables, assets and liabilities on December 1, 2024 were approximately $2,373,000, $213,000 and $2,110,000, respectively.

6)	Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock has been computed on the basis of the weighted average number of common shares outstanding.

Net income (loss) per share has been computed based on the following as of  August 31, 2026 and August 31, 2025:

	For the Three Months Ended
	August 31, 2026	August 31, 2025
Numerator for basic and diluted net income per share:

Net income (loss)	$(139,720)	$254,110

Denominator:
For basic and diluted net income (loss) per share - weighted average common shares outstanding	5,201,440	5,106,033

Net income per share - Basic:
Net income (loss) per share	$(0.03)	$0.05

Net income per share - Diluted:
Net income (loss) per share	$(0.03)	$0.05

	For the Nine Months Ended
	August 31, 2026	August 31, 2025
Numerator for basic and diluted net income per share:

Net income	$230,200	$1,680,423

Denominator:
For basic and diluted net income per share - weighted average common shares outstanding	5,176,868	5,085,183

Net Income per share - Basic:
Net income per share	$0.04	$0.33

Net Income per share - Diluted:
Net income per share	$0.04	$0.33

7)	Inventory

Major classes of inventory are:

	August 31, 2026	November 30, 2025
Raw materials	$8,325,797	$8,272,500
Work in process	476,509	387,332
Finished goods	4,885,363	5,441,067
Total Gross Inventory	$13,687,669	$14,100,899
Less: Reserves	(2,195,575)	(2,392,657)
Net Inventory	$11,492,094	$11,708,242

8)	Accrued Expenses

Major components of accrued expenses are:

	August 31, 2026	November 30, 2025
Salaries, wages, and commissions	$630,507	$729,429
Accrued warranty expense	176,521	225,000
Other	316,858	373,140
Total accrued expenses	$1,123,886	$1,327,569

9)	Assets Held for Lease

Major components of assets held for lease are:

	August 31, 2026	November 30, 2025
Modular Buildings	$59,140	$80,605
Agricultural Products equipment	56,011	64,013
Total assets held for lease (net)	$115,151	$144,618

There were $3,000 and $6,000 of rents recognized from assets held for lease included in sales on the Condensed Consolidated Statements of Operations during the three and nine months ended August 31, 2026, compared to $3,000 and $75,000 for the three and nine months ended August 31, 2025, respectively.

The future minimum lease receipts for twelve month periods ending November 30:

Year	Amount
2026	$12,400
2027	74,400
2028	62,000
Total	$148,800

10)	Product Warranty

The Company offers warranties of various lengths to its customers depending on the specific product and terms of the customer purchase agreement. The average length of the warranty period is one year from the date of purchase. The Company’s warranties require it to repair or replace defective products during the warranty period at no cost to the customer. Product warranty is included in the price of the product and provides assurance that the product will function in accordance with agreed-upon specifications. It does not represent a separate performance obligation under ASC 606. The Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary. The accrued warranty balance is included in accrued expenses as shown in Note 8 “Accrued Expenses.” Changes in the Company’s product warranty liability for the three and nine months ended August 31, 2026 and  August 31, 2025 are as follows:

	Three Months Ended
	August 31, 2026	August 31, 2025
Balance, beginning	$177,661	$213,929
Provision charged to expense	35,089	77,334
Less amounts charged-off	(36,229)	(70,713)
Balance, ending	$176,521	$220,550

	Nine Months Ended
	August 31, 2026	August 31, 2025
Balance, beginning	$225,000	$225,186
Provision charged to expense	212,569	260,709
Less amounts charged-off	(261,048)	(265,345)
Balance, ending	$176,521	$220,550

11)	Loan and Credit Agreements

Bank Midwest Revolving Lines of Credit and Term Loans

The Company maintains a $4,000,000 revolving line of credit (the "Line of Credit”) with Bank Midwest. On August 31, 2026, the balance of the Line of Credit was $3,645,000 with $355,000 remaining available. The Line of Credit is subject to a borrowing base, which is an amount equal to 75% of accounts receivable balances (discounted for aged receivables), plus 50% of net inventory, less any outstanding loan balance on the Line of Credit. On August 31, 2026, the Line of Credit was not limited by the borrowing base calculation. Any unpaid principal amount borrowed on the Line of Credit accrues interest at a floating rate per annum equal to the 1-month SOFR (the "index") rate plus 2.600 percentage points over the index that is published by the CME Group Benchmark Administration on its website each business day. The interest rate floor is set at 5.00% per annum and the interest rate on September 18, 2026 was 6.42% per annum. The Line of Credit was most recently renewed on March 19, 2026 with a maturity date of  March 30, 2027 and requires monthly interest-only payments. The Line of Credit is governed by the terms of a Promissory Note, dated March 19, 2026, entered into between the Company and Bank Midwest.

On June 22, 2026, the Company entered into a credit facility (the “Credit Facility”) with Bank Midwest, consisting of a $500,000 revolving line of credit (the “Reserve Line of Credit”) which is governed by a Promissory Note executed and delivered by the Company on such date. The Reserve Line of Credit is secondary to the Company’s Line of Credit and will be utilized upon the Line of Credit reaching capacity. The Reserve Line of Credit matures on March 30, 2027 with monthly interest-only payments at a rate of 2.600% above the 1-month SOFR index, which matches the Line of Credit's rate. The Reserve Line of Credit was activated to pay large equipment deposits on a new fiberoptic laser and crane system for the Agricultural Products Segment.

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

The Company carries a second term loan with Bank Midwest in the amount of $516,971 (the “Roof Loan”) to replace portions of the roof on its Armstrong facility since October 1, 2025. The Roof Loan accrues interest at a rate of 6.25% with a payback period of 10 years with the latest interest rate update coming on March 19, 2026 in a change of terms agreement. The interest rate will remain fixed until April 5, 2031 and will then be repriced to the 5-Year Treasury Index plus a margin of 3.25% . Monthly payments of $6,102 in principal and interest are required on the Term Loan beginning on November 5, 2025.

On October 5, 2026 the Company entered into a third term loan with Bank Midwest in the amount of $956,000 (the "Laser Loan") to fund a new fiberoptic laser and crane system for its Agricultural Products segment. The Laser Loan accrues at a rate of 6.65% for the first 60 payments with the  first payment due October 30, 2026. The Laser Loan thereafter accrues interest at the current  1 month SOFR plus 3.1% as published by the CME Group Benchmark Administration for the remaining 120 payments. The initial monthly payment is $8,456. The new fiberoptic laser replaces a CO 2 laser that was purchased by the Company in 2007.

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

A summary of the Company’s term debt is as follows:

	August 31, 2026	November 30, 2025
Bank Midwest loan payable in monthly installments of $19,648 including interest at 6.25%, due October 1, 2037	$1,571,726	$1,666,762
Bank Midwest loan payable in monthly installments of $6,102 including interest at 6.25%, due October 5, 2035	484,723	514,406
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 18, 2022, due June 18, 2050	152,103	154,381
U.S. Small Business Administration loan payable in monthly installments of $731 including interest at 3.75% beginning December 24, 2022, due June 24, 2050	152,885	154,880
Total term debt	$2,361,437	$2,490,429
Less current portion of term debt	189,946	165,326
Term debt, excluding current portion	$2,171,491	$2,325,103

A summary of the minimum maturities of term debt follows for the twelve month periods ending August 31:

Year	Amount
2027	$189,946
2028	202,088
2029	215,430
2030	229,304
2031	244,075
2032 and thereafter	1,280,594
$2,361,437

12)	Income Taxes

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

During the three and nine months ended August 31, 2026, and August 31, 2025, the Company did not recognize any revenues from transactions with a related party, and no amounts in accounts receivable balances were due from a related party. From time to time, the Company purchases various supplies from related parties, which are companies in which Marc McConnell, the Company's chairman and principal executive officer, has an ownership interest and also serves as President. McConnell Legacy Investments is paid a monthly fee to guarantee a portion of the Company’s term debt in accordance with the USDA guarantee obtained on the Company’s term debt. In the three and nine months ended August 31, 2026, the Company recognized $3,073 and $9,188 of expense for transactions with related parties compared to $3,267 and $9,796 for the three and nine months ended August 31, 2025. As of August 31, 2026, accrued expenses contained a balance of $1,003 owed to a related party compared to $1,094 on August 31, 2025.

14)	Leases

The components of sales-type leases as a lessor on the Condensed Consolidated Balance Sheets on August 31, 2026 were as follows:

August 31, 2026
Minimum lease receivable, current	$68,184
Unearned interest income, current	(14,554)
Net investment in sales-type leases, current	$53,630

Minimum lease receivable, long-term	$136,368
Unearned interest income, long-term	(13,998)
Net investment in sales-type leases, long-term	$122,370

The future minimum lease receipts for the twelve month periods ended November 30 are as follows:

Year	Amount
2026	$17,046
2027	68,184
2028	68,184
2029	51,138
Total	$204,552

The components of finance leases as a lessee on the Condensed Consolidated Balance Sheets on August 31, 2026 and November 30, 2025 were as follows:

	August 31, 2026	November 30, 2025
Finance lease right-of-use assets (net of amortization in other assets)	$245,448	$368,720

Current portion of finance lease liabilities	$270,647	$255,748
Long-term portion of finance lease liabilities	202,141	408,154
Total finance lease liabilities	$472,788	$663,902

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

Shares issued under the 2020 Plan for the three and nine month periods ended  August 31, 2026 and 2025 are as follows:

	For the Three Months Ended
	August 31, 2026	August 31, 2025
Shares issued to directors (immediate vesting)	5,000	5,000
Unvested shares forfeited upon termination	-	(6,250)
Total shares issued (forfeited)	5,000	(1,250)

	For the Nine Months Ended
	August 31, 2026	August 31, 2025
Shares issued to directors (immediate vesting)	30,000	30,000
Shares issued to directors and employees (three-year vesting)	65,250	47,500
Unvested shares forfeited upon termination	-	(6,250)
Total shares issued (forfeited)	95,250	71,250

16)	Disclosures About the Fair Value of Financial Instruments

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties. On  August 31, 2026 and November 30, 2025, the carrying amount approximated fair value for cash, receivables, accounts payable, notes payable to bank, finance lease liabilities and other current and long-term liabilities. The carrying amounts of current assets and liabilities approximate fair value because of the short maturity of these instruments. The fair value of the finance lease liabilities also approximate recorded value, as its measurement is based on discounting future cash flows at rates implicit in the lease. The rates implicit in the lease do not materially differ from current market rates. The fair value of the Company’s term loans payable also approximates recorded value because the interest rates do not substantially differ from current interest rates the Company could obtain under similar terms.

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

Approximate financial information with respect to the reportable segments is as follows.

	Three Months Ended August 31, 2026
	Agricultural Products	Modular Buildings	Consolidated 1
Revenue from external customers	$3,065,000	$2,551,000	5,616,000
Gross profit	818,000	843,000	1,661,000
Operating Expense	1,387,000	343,000	1,730,000
Income from operations	(569,000)	500,000	(69,000)
Income (loss) before tax	(669,000)	489,000	(180,000)
Income tax expense (benefit)	$(152,000)	$112,000	(40,000)

Total Assets	$20,191,000	$6,024,000	26,215,000
Capital expenditures	1,291,000	34,000	1,325,000
Depreciation & Amortization	176,000	40,000	216,000
Interest expense	101,000	13,000	114,000
Engineering	99,000	-	99,000
Selling	264,000	160,000	424,000
General and administrative (G&A)	1,024,000	183,000	1,207,000
Corporate expense (included in G&A)	$119,000	$45,000	164,000

	Three Months Ended August 31, 2025
	Agricultural Products	Modular Buildings	Consolidated [1]
Revenue from external customers	$2,983,000	$3,449,000	6,432,000
Gross profit	546,000	1,220,000	1,766,000
Operating Expense	1,029,000	392,000	1,421,000
Income (loss) from operations	(483,000)	828,000	345,000
Income (loss) before tax	(491,000)	812,000	321,000
Income tax expense (benefit)	$(103,000)	$170,000	67,000

Total Assets	$18,323,000	$3,493,000	21,816,000
Capital expenditures[2]	218,000	88,000	306,000
Depreciation & Amortization	150,000	45,000	195,000
Interest Expense	68,000	16,000	84,000
Engineering	87,000	-	87,000
Selling	199,000	152,000	351,000
General and administrative (G&A)	743,000	240,000	983,000
Corporate expense (included in G&A)	$85,000	$45,000	130,000

	Nine Months Ended August 31, 2026
	Agricultural Products	Modular Buildings	Consolidated (Continuing Operations)[1]
Revenue from external customers	$11,193,000	$8,916,000	$20,109,000
Gross profit	3,180,000	2,424,000	5,604,000
Operating Expense	3,877,000	1,180,000	5,057,000
Income (loss) from operations	(697,000)	1,244,000	547,000
Income (loss) before tax	(939,000)	1,240,000	301,000
Income tax expense (benefit)	(214,000)	$285,000	$71,000

Total Assets	$20,191,000	$6,024,000	$26,215,000
Capital expenditures	1,740,000	101,000	1,841,000
Depreciation & Amortization	493,000	133,000	626,000
Interest expense	298,000	40,000	338,000
Engineering	300,000	-	300,000
Selling	808,000	487,000	1,295,000
General and administrative (G&A)	2,769,000	694,000	3,463,000
Corporate expense (included in G&A)	$378,000	$135,000	$513,000

	Nine Months Ended August 31, 2025
	Agricultural Products	Modular Buildings	Consolidated (Continuing Operations)[1]
Revenue from external customers	$9,956,000	$7,954,000	17,910,000
Gross profit	2,428,000	2,894,000	5,322,000
Operating Expense	3,340,000	1,125,000	4,465,000
Income (loss) from operations	(911,000)	1,769,000	858,000
Income (loss) before tax	176,000	1,951,000	2,127,000
Income tax expense (benefit)	$37,000	$409,000	446,000

Total Assets	$18,323,000	$3,493,000	21,816,000
Capital expenditures[3]	419,000	153,000	572,000
Depreciation & Amortization	445,000	148,000	593,000
Interest expense	214,000	45,000	259,000
Engineering	257,000	-	257,000
Selling	666,000	471,000	1,137,000
General and administrative (G&A)	2,417,000	654,000	3,071,000
Corporate expense (included in G&A)	$325,000	$135,000	$460,000

1.	The consolidated total in the tables is a sum of segment figures and may not tie to actual figures in the condensed consolidated financial statements due to rounding.
2.	Includes $45,000 of Right of Use Assets acquired in the Agricultural Products Segment.
3.	Includes $97,120 of Right of Use Assets acquired in the Agricultural Products Segment.

18)	Subsequent Events

Management evaluated all other activity of the Company and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements with the exception of the Laser Loan as discussed in Note 11 - Loan and Credit Agreements.

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

Critical Accounting Policies

Our critical accounting policies involving the more significant judgments and assumptions used in the preparation of our financial statements as of August 31, 2026 remain unchanged from November 30, 2025. Disclosure of these critical accounting policies is incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended November 30, 2025.

Results of Operations

Net Sales and Cost of Sales

Our consolidated corporate sales from continuing operations for the three- and nine-month periods ended August 31, 2026 were $5,616,000 and $20,109,000, respectively, compared to $6,432,000  and $17,910,000, respectively, during the same periods in fiscal 2025. Our sales decreased $816,000, or 12.7% for the three months ended August 31, 2026 and increased $2,199,000, or 12.3% for the nine months ended August 31, 2026 compared to same periods in fiscal 2025. Consolidated gross margin for the three and nine months ended August 31, 2026 was 29.6% and 27.9% compared to 27.5% and 29.7% for the same periods in fiscal 2025.

Sales in our Agricultural Products segment during the third quarter of fiscal 2026 were $3,065,000 compared to $2,983,000 during the same period of fiscal 2025, an increase of $82,000, or 2.7%. Sales for the nine months ended August 31, 2026 were $11,193,000 compared to $9,956,000 during the same period of fiscal 2025, an increase of $1,237,000, or 12.4%. The overall outlook for the agricultural sector remains bleak with modest row crop prices and rising input costs. Despite this, our sales have increased compared to fiscal 2025 as heightened dealer inventories from previous years have returned to normal stocking levels. So far, fiscal 2026 has seen increased demand for grinder mixers, manure spreaders and bale processors from fiscal 2025, which we attribute mostly to strong livestock prices. Our sugar beet equipment demand is down noticeably from prior years, as sugar beet prices declined in the first fiscal quarter of 2026. We believe this softening demand was mitigated by the introduction of our new ClearView beet head in twelve and eight row configurations this year. We strategically deployed an experienced product specialist into our primary beet territory beginning in April 2026 to drive new customer activity and further technological development. We are still carrying elevated whole good inventory levels in beet and manure spreading equipment compared to prior years to put us in position to react to spikes in demand. We will build up grinder mixer inventory in the event we are able to work through our backlog, but have yet to get ahead of demand for these products. Gross margin for our Agricultural Products segment for the three-month period ended August 31, 2026 was 26.7% compared to 18.3% for the same period in fiscal 2025. Gross margin for the nine months ended August 31, 2026 was 28.4% compared to 24.4% for the same period of fiscal 2025. The margin increase for fiscal 2026 is due primarily to increased sales, which resulted in better absorption of fixed manufacturing costs. Our grinder mixer sales are up approximately $1,523,000 year-on-year. Steel prices are up over 31% from our fiscal year end and rising oil prices may challenge our margins for the rest of fiscal 2026.

Our third fiscal quarter sales in our Modular Buildings segment were $2,551,000 compared to $3,449,000 for the same period in fiscal 2025, a decrease of $898,000, or 26.0%. Our sales for the nine months ended August 31, 2026 were $8,916,000 compared to $7,954,000 for the same period of fiscal 2025, an increase of $962,000, or 12.1%. While sales for the nine months ended August 31, 2026 were up year on year, our third fiscal quarter had a lull in progress on contracts as we concluded on-site projects and completed design work for expected construction contracts that eventually became backlog. Current backlog is the highest in the history of this segment and is expected to carry us through the end of fiscal 2027. Gross margin in the Modular Buildings segment for the three- and nine-month periods ended August 31, 2026 was 33.0% and 27.2%, respectively, compared to 35.4% and 36.4% for the same periods in fiscal 2025. Our margin decrease for the first nine months of fiscal 2026 is due to the selling of a warrantied agriculture modular building at cost, project overages on site work while completing current contracts and contingencies that became profits in the first quarter of fiscal 2025 that was not repeated in the first nine months of fiscal 2026.

Expenses

Consolidated selling expenses from continuing operations for the three and nine months ended August 31, 2026 were $424,000, and $1,294,000, respectively, compared to $351,000 and $1,137,000 for the same periods in fiscal 2025. The increase in selling expenses is due to increased commissions and royalties from increased sales along with additional targeted advertising campaign expenditures in fiscal 2026. Selling expenses as a percentage of sales were 7.5% and 6.4% for the three and nine months ended August 31, 2026, respectively, compared to 5.5% and 6.3% for the same periods of fiscal 2025.

Consolidated engineering expenses from continuing operations were $99,000 for the three months ended August 31, 2026 compared to $87,000 for the same period in fiscal 2025. Consolidated engineering expenses from continuing operations were $300,000 for the nine months ended August 31, 2026 compared to $257,000 for the same period in fiscal 2025. The increase in engineering expenses is related to additional research and development costs incurred in 2026 to make product changes that we anticipate could drive more sugar beet product demand. Engineering expenses as a percentage of sales were 1.8% and 1.5% for the three and nine months ended August 31, 2026, respectively, compared to 1.4% and for the same periods in fiscal 2025.

Consolidated administrative expenses from continuing operations for the three months ended August 31, 2026 were $1,208,000 compared to $983,000  for the same period in fiscal 2025. Consolidated administrative expenses from continuing operations for the nine months ended August 31, 2026 were $3,463,000 compared to $3,071,000 for the same period in fiscal 2025. Administrative expenses as a percentage of sales were 21.5% and 17.2% for the three and nine months ended August 31, 2026, respectively, compared to 15.3% and 17.1% for the same periods in fiscal 2025. Administrative fees are up for the fiscal quarter and year due to professional fees, pending litigation for which we are the plantiff and early retirement paid out in the third fiscal quarter. We do not anticipate replacing the early retirees unless an agricultural market upticks, so we anticipate savings from offering early retirement over the next 12 months.

Net income (loss)

Consolidated net loss was $140,000 for the three-month period ended August 31, 2026, compared to net income of $254,000 for the same period in fiscal 2025. Consolidated net income was $230,000 for the nine-month period ended August 31, 2026, compared to net income of $1,680,000 for the same period in fiscal 2025. In the nine months ended August 31, 2025 we received approximately $1,154,000 of Employee Retention Credit refunds net of preparation fees and tax, which is the largest difference in comparability of net income from fiscal 2025 to fiscal 2026. Despite the increase in net sales, there are other factors decreasing net income including: steel prices (up over 39% since year end), increased legal expenses, increase in advertising footprint and early retirement offering. While our Agricultural Products segment was not profitable for the nine months ended August 31, 2025, we are continuing to make operational improvements including the acquisition of a new laser, brake press and roller to prepare for the next uptick in the ag market. We believe the acquisition of this equipment will greatly improve our operational capacity, efficiency and enhance quality. Our Modular Buildings segment continues to have strong profitability and is carrying historic backlog.

Order Backlog

The consolidated order backlog net of discounts as of October 6, 2026 was $19,075,000 compared to $3,595,000 as of October 6, 2025, a 430.6% increase. The order backlog in our Agricultural Products segment was $1,643,000 as of  October 6, 2026 compared to $848,000 in fiscal 2025, a 93.8% increase. Record cattle prices continue to fuel demand for our grinder mixers and manure spreaders as we close out fiscal 2026. Demand is improved from the previous year but overall it is not a strong farm economy. It will take rising row crop prices to increase our demand in this segment. The backlog for the Modular Buildings segment was $17,432,000 as of October 6, 2026, compared to $2,747,000 in fiscal 2025, a 534.6% increase. The Modular Buildings segment secured two significant contracts in the third fiscal quarter of 2026 that we expect will drive strong revenues through fiscal 2027. Our order backlog is not necessarily indicative of future revenue to be generated from such orders due to the possibility of order cancellations and dealer discount arrangements we may enter into from time to time.

Liquidity and Capital Resources

Our primary source of funds for the nine months ended August 31, 2026 was cash generated by operating activities including profitability and reduction of inventory. While our billings in excess of costs indicate strong cash generation, most of that is still in accounts receivable as indicated by a mostly offsetting cash utilization amount. We expect the collection of accounts receivable including progress on construction contracts and the reduction of inventory to be primary sources of cash for the remainder of fiscal 2026 as we work through on hand manure spreader and beet harvesting equipment. We expect our primary cash needs for the remainder of the fiscal year to be tied to operating expenses, acquisition of capital equipment that improves operations, and the retirement of debt.

As of August 31, 2026, our revolving credit line (the "Line of Credit") had an outstanding principal balance of $3,645,000. We renewed our revolving line of credit with Bank Midwest on March 19, 2026, with a scheduled maturity date of March 30, 2027. In our most recent renewal, we negotiated an interest rate 50 basis points lower than our previous line of credit tied to SOFR to recognize expected interest rate decreases sooner. On June 22, 2026, we entered into a credit facility consisting of a $500,000 revolving line of credit (the “Reserve Line of Credit”). The Reserve Line of Credit is secondary to the Line of Credit and will be utilized upon the Line of Credit reaching capacity. The Reserve Line of Credit was activated in June 2026 to pay large equipment deposits on a new fiberoptic laser and crane system and has since been paid off with operational cash flow. The deposits and balance of this equipment will be funded with a term loan when installation is complete later this year. The Company expects this capital expenditure will improve quality, efficiency and reliability of our products.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The persons serving as our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period subject to this report. Based on this evaluation, the persons serving as our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of August 31, 2026. Our management has concluded that the consolidated financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On May 26, 2026, Art's Way Manufacturing Co., Inc. (the "Company") filed a complaint in the United States District Court for the Northern District of Iowa Central Division against Leon Newswanger, Exceed Manufacturing LLC, and Wood Lake, LLC. The complaint alleges, among other things, that the defendants misappropriated the Company's trade secrets and confidential and proprietary information in connection with the development, manufacture and sale of a product that competes with the Company's grinder mixer products.

The Company seeks monetary damages in excess of $2.0 million, punitive and exemplary damages, attorneys' fees and costs, as well as injunctive relief requiring the defendants to cease the alleged conduct and return the Company's trade secrets and confidential and proprietary information. The litigation remains pending.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements. During the three months ended  August 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description
3.1

Conformed Certificate of Incorporation of Art’s-Way Manufacturing Co., Inc. – incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020.

3.2	Conformed Bylaws of Art’s-Way Manufacturing Co., Inc.– incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020.
10.1	Promissory Note, Between Bank Midwest and Art's Way Manufacturing Co., Inc. dated June 22, 2026 - incorporated by reference to Exhibit 1.01 to the Company's Current Report on Form 8-K filed June 29, 2026.
31.1	Certification of Chief Executive Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
31.2	Certification of Chief Financial Officer pursuant to 17 CFR 13a-14(a) – filed herewith.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 - furnished herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 - furnished herewith.
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

ART’S-WAY MANUFACTURING CO., INC.

Date: October 13, 2026	By: /s/ Marc H. McConnell
Marc H. McConnell
President, Chief Executive Officer and Chairman

Date: October 13, 2026	By: /s/ Michael W. Woods
Michael W. Woods
Chief Financial Officer